Form 10-Q
period 2017-06-30
Ameris Bancorp
filed 2017-08-09
CIK 351569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 37,227,071 shares of Common Stock outstanding as of August 4, 2017.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$139,500	$127,164
Federal funds sold and interest-bearing deposits in banks	137,811	71,221
Investment securities available for sale, at fair value	818,693	822,735
Other investments	42,495	29,464
Loans held for sale, at fair value	146,766	105,924

Loans	4,230,228	3,626,821
Purchased loans	950,499	1,069,191
Purchased loan pools	490,114	568,314

Loans, net of unearned income	5,670,841	5,264,326
Allowance for loan losses	(25,101)	(23,920)

Loans, net	5,645,740	5,240,406

Other real estate owned, net	11,483	10,874
Purchased other real estate owned, net	11,330	12,540

Total other real estate owned, net	22,813	23,414

Premises and equipment, net	121,108	121,217
Goodwill	125,532	125,532
Other intangible assets, net	15,378	17,428
Deferred income taxes, net	41,124	40,776
Cash value of bank owned life insurance	78,834	78,053
Other assets	62,064	88,697

Total assets	$7,397,858	$6,892,031

Liabilities
Deposits:
Noninterest-bearing	$1,672,918	$1,573,389
Interest-bearing	4,120,479	4,001,774

Total deposits	5,793,397	5,575,163
Securities sold under agreements to repurchase	18,400	53,505
Other borrowings	679,591	492,321
Subordinated deferrable interest debentures	84,889	84,228
Other liabilities	38,899	40,377

Total liabilities	6,615,176	6,245,594

Commitments and Contingencies (Note 9)
Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016)	-	-
Common stock, par value $1 (100,000,000 shares authorized; 38,697,765 and 36,377,807 shares issued at June 30, 2017 and December 31, 2016, respectively)	38,698	36,378
Capital surplus	505,803	410,276
Retained earnings	251,259	214,454
Accumulated other comprehensive income (loss), net of tax	1,421	(1,058)
Treasury stock, at cost (1,474,861 shares and 1,456,333 shares at June 30, 2017 and December 31, 2016, respectively)	(14,499)	(13,613)

Total shareholders’ equity	782,682	646,437

Total liabilities and shareholders’ equity	$7,397,858	$6,892,031

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$65,464	$54,164	$126,985	$103,355
Interest on taxable securities	5,195	4,554	9,995	9,140
Interest on nontaxable securities	401	454	817	900
Interest on deposits in other banks and federal funds sold	351	168	664	504

Total interest income	71,411	59,340	138,461	113,899

Interest expense
Interest on deposits	4,580	2,915	8,343	5,656
Interest on other borrowings	3,674	1,836	6,371	3,218

Total interest expense	8,254	4,751	14,714	8,874

Net interest income	63,157	54,589	123,747	105,025
Provision for loan losses	2,205	889	4,041	1,570

Net interest income after provision for loan losses	60,952	53,700	119,706	103,455

Noninterest income
Service charges on deposit accounts	10,616	10,436	21,179	20,351
Mortgage banking activity	13,943	14,142	25,158	24,353
Other service charges, commissions and fees	729	967	1,438	2,078
Gain on sale of securities	37	-	37	94
Other noninterest income	2,864	2,834	6,083	5,789

Total noninterest income	28,189	28,379	53,895	52,665

Noninterest expense
Salaries and employee benefits	29,132	27,531	56,926	53,718
Occupancy and equipment expense	6,146	6,371	12,023	12,071
Data processing and communications costs	7,028	6,049	13,600	12,162
Credit resolution-related expenses	599	1,764	1,532	3,563
Advertising and marketing expense	1,259	854	2,365	1,659
Amortization of intangible assets	1,013	1,319	2,049	2,339
Merger and conversion charges	-	-	402	6,359
Other noninterest expenses	10,562	8,471	19,935	16,088

Total noninterest expense	55,739	52,359	108,832	107,959

Income before income tax expense	33,402	29,720	64,769	48,161
Income tax expense	10,315	9,671	20,529	15,795

Net income	23,087	20,049	44,240	32,366

Other comprehensive income
Net unrealized holding gains arising during period on investment securities available for sale, net of tax expense of $1,487, $3,630, $1,382 and $5,641	2,760	6,742	2,566	10,476
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $13, $0, $13 and $33	(24)	-	(24)	(61)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of ($58), ($104), ($35) and ($435)	(106)	(193)	(63)	(808)

Other comprehensive income	2,630	6,549	2,479	9,607
Total comprehensive income	$25,717	$26,598	$46,719	$41,973
Basic earnings per common share	$0.62	$0.58	$1.21	$0.96
Diluted earnings per common share	$0.62	$0.57	$1.20	$0.95
Dividends declared per common share	$0.10	$0.05	$0.20	$0.10
Weighted average common shares outstanding (in thousands)
Basic	37,163	34,833	36,418	33,792
Diluted	37,489	35,153	36,744	34,107

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (unaudited)

(dollars in thousands, except per share data)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	36,377,807	$36,378	33,625,162	$33,625
Issuance of common stock	2,141,072	2,141	2,549,469	2,549
Issuance of restricted shares	80,169	80	110,653	111
Cancellation of restricted shares	(472)	-	(3,085)	(3)
Proceeds from exercise of stock options	99,189	99	20,964	21

Issued at end of period	38,697,765	$38,698	36,303,163	$36,303

Capital Surplus
Balance at beginning of period		$410,276		$337,349
Share-based compensation		1,497		1,009
Issuance of common shares, net of issuance costs of $4,925 and $0		92,359		69,906
Issuance of restricted shares		(80)		(111)
Cancellation of restricted shares		-		3
Proceeds from exercise of stock options		1,751		393

Balance at end of period		505,803		$408,549

Retained Earnings
Balance at beginning of period		$214,454		$152,820
Net income		44,240		32,366
Dividends on common shares		(7,435)		(3,485)

Balance at end of period		$251,259		$181,701

Accumulated Other Comprehensive Income,
Net of Tax
Unrealized gains on securities and derivatives:
Balance at beginning of period		$(1,058)		$3,353
Other comprehensive income during the period		2,479		9,607

Balance at end of period		$1,421		$12,960

Treasury Stock
Balance at beginning of period	1,456,333	$(13,613)	1,413,777	$(12,388)
Purchase of treasury shares	18,528	(886)	42,075	(1,210)

Balance at end of period	1,474,861	$(14,499)	1,455,852	$(13,598)

Total Shareholders’ Equity		$782,682		$625,915

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$44,240	$32,366
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	4,649	4,631
Net losses on sale or disposal of premises and equipment	865	574
Provision for loan losses	4,041	1,570
Net losses (gains) on sale of other real estate owned including write-downs	(266)	1,995
Share-based compensation expense	1,497	1,009
Amortization of intangible assets	2,049	2,339
Provision for deferred taxes	(1,781)	(3,394)
Net amortization of investment securities available for sale	3,201	3,113
Net gains on securities available for sale	(37)	(94)
Accretion of discount on purchased loans	(6,165)	(8,844)
Amortization of premium on purchased loan pools	2,109	2,593
Net accretion (amortization) of other borrowings	30	(33)
Amortization of subordinated deferrable interest debentures	661	795
Originations of mortgage loans held for sale	(711,398)	(641,667)
Payments received on mortgage loans held for sale	546	644
Proceeds from sales of mortgage loans held for sale	614,255	613,430
Net gains on sale of mortgage loans held for sale	(23,019)	(25,942)
Originations of SBA loans	(41,332)	(33,079)
Proceeds from sales of SBA loans	20,409	18,067
Net gains on sale of SBA loans	(2,724)	(1,745)
Increase in cash surrender value of BOLI	(781)	(776)
Changes in FDIC loss-share receivable/payable, net of cash payments received	1,449	4,033
Change attributable to other operating activities	19,174	12,374

Net cash used in operating activities	(68,328)	(16,041)

Investing Activities, net of effects of business combinations
Purchase of securities available for sale	(53,268)	(90,556)
Proceeds from prepayments and maturities of securities available for sale	54,969	56,262
Proceeds from sales of securities available for sale	3,090	46,731
Net increase in other investments	(7,187)	(7,597)
Net increase in loans, excluding purchased loans	(499,713)	(336,554)
Payments received on purchased loans	119,716	120,866
Purchases of loan pools	-	(94,707)
Payments received on purchased loan pools	71,471	74,652
Purchases of premises and equipment	(2,373)	(6,878)
Proceeds from sales of premises and equipment	-	161
Proceeds from sales of other real estate owned	7,535	9,818
Payments received from FDIC under loss-share agreements	230	4,165
Net cash proceeds paid in acquisitions	-	(7,205)

Net cash used in investing activities	(305,530)	(230,842)

		(Continued)
4

AMERIS BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$218,234	$(101,118)
Net decrease in securities sold under agreements to repurchase	(35,105)	(26,446)
Proceeds from other borrowings	1,122,692	172,700
Repayment of other borrowings	(935,452)	(7)
Issuance of common stock	88,656	-
Proceeds from exercise of stock options	1,850	414
Dividends paid - common stock	(7,205)	(3,484)
Purchase of treasury shares	(886)	(1,211)

Net cash provided by financing activities	452,784	40,848

Net increase (decrease) in cash and cash equivalents	78,926	(206,035)
Cash and cash equivalents at beginning of period	198,385	390,563

Cash and cash equivalents at end of period	$277,311	$184,528

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$13,048	$8,801
Income taxes	16,030	17,395
Loans (excluding purchased loans) transferred to other real estate owned	3,347	1,499
Purchased loans transferred to other real estate owned	3,281	3,420
Loans transferred from loans held for sale to loans held for investment	102,421	61,960
Loans provided for the sales of other real estate owned	949	905
Assets acquired in business acquisitions	-	561,440
Liabilities assumed in business acquisitions	-	465,048
Issuance of common stock in acquisitions	-	72,455
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	5,844	-
Change in unrealized gain (loss) on securities available for sale, net of tax	2,542	10,415
Change in unrealized gain (loss) on cash flow hedge (interest rate swap), net of tax	(63)	(808)
		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2017, the Bank operated 97 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting Policy Update

Other Investments – Other investments include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank stock and a minority equity investment in US Premium Finance Holding Company, a Florida corporation (“USPF”). These investments do not have readily determinable fair values and are carried at cost. They are periodically reviewed for impairment based on ultimate recovery of par value or cost basis. Both stock and cash dividends are reported as income. For additional information regarding the Company’s minority equity investment in USPF, see Note 2.

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

Accounting Standards Pending Adoption

ASU 2017-09 – “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms of a share-based award must be accounted for as a modification. Companies must apply the modification accounting guidance if any of the following change: the shard-based award’s fair value, vesting provisions or classification as an equity instrument or a liability instrument. The new guidance should reduce diversity in practice and result in fewer changes to the terms of share-based awards being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to share-based awards without accounting for them as modifications. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. ASU 2017-09 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

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

ASU 2016-13 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective. While the Company is currently evaluating the impact this standard will have on the results of operations, financial position and disclosures, the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company has established a steering committee which includes the appropriate members of management to evaluate the impact this ASU will have on Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments. This committee has identified the software vendor of choice for implementation, established an implementation timeline and continues to stay current on implementation issues and concerns.

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company has several leased facilities, which are currently treated as operating leases, and are not currently shown on the Company’s consolidated balance sheet. After ASU 2016-02 is implemented, the Company expects to begin reporting these lease agreements on the balance sheet as a right-of-use asset and a corresponding liability. The Company is currently evaluating the impact this standard will have on the Company’s consolidated statement of income and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact.

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

NOTE 2 – INVESTMENT IN US PREMIUM FINANCE HOLDING COMPANY

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

The Company’s 4.99% investment in USPF was valued at $5.8 million, based upon the closing price of the Company’s common stock immediately prior to the parties’ execution of the Stock Purchase Agreement, as follows:

(dollars in thousands, except per share amount)
Ameris common shares issued	128,572
Price per share of the Company's common stock	$45.45
Fair value of consideration transferred	$5,844

Because USPF does not have a readily determinable fair value and Ameris does not exercise significant influence over USPF, the investment is carried at cost and is included in other investments in the Company’s consolidated balance sheet. The net carrying value of the Company’s investment in USPF was $5.8 million as of June 30, 2017.

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

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2017
U.S. government sponsored agencies	$1,000	$9	$-	$1,009
State, county and municipal securities	142,028	3,166	(86)	145,108
Corporate debt securities	47,252	552	(192)	47,612
Mortgage-backed securities	626,400	2,828	(4,264)	624,964

Total debt securities	$816,680	$6,555	$(4,542)	$818,693

December 31, 2016
U.S. government sponsored agencies	$999	$21	$-	$1,020
State, county and municipal securities	149,899	2,605	(469)	152,035
Corporate debt securities	32,375	167	(370)	32,172
Mortgage-backed securities	641,362	2,700	(6,554)	637,508

Total debt securities	$824,635	$5,493	$(7,393)	$822,735

The amortized cost and fair value of available-for-sale securities at June 30, 2017 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,505	$15,660
Due from one year to five years	56,978	57,730
Due from five to ten years	73,838	75,578
Due after ten years	43,959	44,761
Mortgage-backed securities	626,400	624,964

	$816,680	$818,693

Securities with a carrying value of approximately $531.8 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at June 30, 2017, compared with $618.2 million at December 31, 2016.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

June 30, 2017
U.S. government sponsored agencies	$-	$-	$-	$-	$-	$-
State, county and municipal securities	13,920	(86)	-	-	13,920	(86)
Corporate debt securities	18,966	(182)	490	(10)	19,456	(192)
Mortgage-backed securities	356,690	(3,696)	26,082	(568)	382,772	(4,264)

Total debt securities	$389,576	$(3,964)	$26,572	$(578)	$416,148	$(4,542)

December 31, 2016
U.S. government sponsored agencies	$-	$-	$-	$-	$-	$-
State, county and municipal securities	47,647	(469)	-	-	47,647	(469)
Corporate debt securities	18,377	(363)	493	(7)	18,870	(370)
Mortgage-backed securities	414,300	(6,177)	11,791	(377)	426,091	(6,554)

Total debt securities	$480,324	$(7,009)	$12,284	$(384)	$492,608	$(7,393)

As of June 30, 2017, the Company’s securities portfolio consisted of 418 securities, 160 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At June 30, 2017, the Company held 139 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

At June 30, 2017, the Company held 11 state, county and municipal securities and 10 corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at June 30, 2017 or December 31, 2016.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2017, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2017, these investments are not considered impaired on an other-than-temporary basis.

At June 30, 2017 and December 31, 2016, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the six months ended June 30, 2017 and 2016:

(dollars in thousands)	June 30, 2017	June 30, 2016
Gross gains on sales of securities	$38	$313
Gross losses on sales of securities	(1)	(219)
Net realized gains on sales of securities available for sale	$37	$94

Sales proceeds	$3,090	$46,731

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from an unrelated third party consumer installment home improvement loans made to borrowers throughout the United States. As of June 30, 2017 and December 31, 2016, the net carrying value of these consumer installment home improvement loans was approximately $112.1 million and $60.8 million, respectively. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of June 30, 2017 and December 31, 2016, the net carrying value of commercial insurance premium loans was approximately $476.6 million and $353.9 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial, financial and agricultural	$1,218,633	$967,138
Real estate – construction and development	486,858	363,045
Real estate – commercial and farmland	1,519,002	1,406,219
Real estate – residential	857,069	781,018
Consumer installment	147,505	96,915
Other	1,161	12,486

	$4,230,228	$3,626,821

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $950.5 million and $1.07 billion at June 30, 2017 and December 31, 2016, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial, financial and agricultural	$87,612	$96,537
Real estate – construction and development	73,567	81,368
Real estate – commercial and farmland	510,312	576,355
Real estate – residential	275,504	310,277
Consumer installment	3,504	4,654

	$950,499	$1,069,191

A rollforward of purchased loans for the six months ended June 30, 2017 and 2016 is shown below:

(dollars in thousands)	June 30, 2017	June 30, 2016
Balance, January 1	$1,069,191	$909,083
Charge-offs, net of recoveries	(1,860)	(1,181)
Additions due to acquisitions	-	401,085
Accretion	6,165	8,844
Transfers to purchased other real estate owned	(3,281)	(3,420)
Payments received	(119,716)	(120,866)
Other	-	90

Ending balance	$950,499	$1,193,635

The following is a summary of changes in the accretable discounts of purchased loans during the six months ended June 30, 2017 and 2016:

(dollars in thousands)	June 30, 2017	June 30, 2016
Balance, January 1	$30,624	$33,848
Additions due to acquisitions	-	9,991
Accretion	(6,165)	(8,844)
Accretable discounts removed due to charge-offs	(13)	(11)
Transfers between non-accretable and accretable discounts, net	807	1,461

Ending balance	$25,253	$36,445

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2017, purchased loan pools totaled $490.1 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $483.2 million and $6.9 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. At June 30, 2017 and December 31, 2016, one loan in the purchased loan pools with a principal balance of $918,000 and $925,000, respectively, was classified as a troubled debt restructuring and risk-rated grade 40, while all other loans included in the purchased loan pools were performing current loans risk-rated grade 20. During the second quarter of 2017, this troubled debt restructuring defaulted on its restructured terms and was placed on nonaccrual status. At June 30, 2017 and December 31, 2016, the Company had allocated $1.6 million and $1.8 million, respectively, of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards, to assess each individual loan file.  Additional research was conducted to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections was completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial, financial and agricultural	$2,463	$1,814
Real estate – construction and development	770	547
Real estate – commercial and farmland	6,004	8,757
Real estate – residential	7,342	6,401
Consumer installment	504	595

	$17,083	$18,114

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial, financial and agricultural	$169	$692
Real estate – construction and development	2,463	2,611
Real estate – commercial and farmland	6,624	10,174
Real estate – residential	8,074	9,476
Consumer installment	27	13

	$17,357	$22,966

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing

June 30, 2017
Commercial, financial & agricultural	$6,343	$2,298	$3,919	$12,560	$1,206,073	$1,218,633	$1,784
Real estate – construction & development	205	12	751	968	485,890	486,858	-
Real estate – commercial & farmland	1,311	366	5,602	7,279	1,511,723	1,519,002	-
Real estate – residential	2,833	1,174	5,432	9,439	847,630	857,069	-
Consumer installment loans	575	188	294	1,057	146,448	147,505	-
Other	-	-	-	-	1,161	1,161	-

Total	$11,267	$4,038	$15,998	$31,303	$4,198,925	$4,230,228	$1,784

December 31, 2016
Commercial, financial & agricultural	$565	$82	$1,293	$1,940	$965,198	$967,138	$-
Real estate – construction & development	908	446	439	1,793	361,252	363,045	-
Real estate – commercial & farmland	6,329	1,711	6,945	14,985	1,391,234	1,406,219	-
Real estate – residential	6,354	1,282	5,302	12,938	768,080	781,018	-
Consumer installment loans	624	263	350	1,237	95,678	96,915	-
Other	-	-	-	-	12,486	12,486	-

Total	$14,780	$3,784	$14,329	$32,893	$3,593,928	$3,626,821	$-

The following table presents an analysis of purchased past-due loans as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing

June 30, 2017
Commercial, financial & agricultural	$171	$-	$152	$323	$87,289	$87,612	$-
Real estate – construction & development	322	81	1,830	2,233	71,334	73,567	-
Real estate – commercial & farmland	1,084	46	2,260	3,390	506,922	510,312	-
Real estate – residential	985	1,353	5,256	7,594	267,910	275,504	147
Consumer installment loans	28	-	16	44	3,460	3,504	-

Total	$2,590	$1,480	$9,514	$13,584	$936,915	$950,499	$147

December 31, 2016
Commercial, financial & agricultural	$113	$18	$593	$724	$95,813	$96,537	$-
Real estate – construction & development	161	11	2,518	2,690	78,678	81,368	-
Real estate – commercial & farmland	2,034	326	7,152	9,512	566,843	576,355	-
Real estate – residential	4,566	698	6,835	12,099	298,178	310,277	-
Consumer installment loans	22	-	13	35	4,619	4,654	-

Total	$6,896	$1,053	$17,111	$25,060	$1,044,131	$1,069,191	$-

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Period Ended
(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans	$17,083	$18,114	$16,003
Troubled debt restructurings not included above	12,169	14,209	14,795

Total impaired loans	$29,252	$32,323	$30,798

Quarter-to-date interest income recognized on impaired loans	$320	$225	$238
Year-to-date interest income recognized on impaired loans	$560	$1,033	$556
Quarter-to-date foregone interest income on impaired loans	$247	$267	$230
Year-to-date foregone interest income on impaired loans	$521	$977	$471

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of June 30, 2017, December 31, 2016 and June 30, 2016:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2017
Commercial, financial & agricultural	$4,166	$596	$1,907	$2,503	$704	$3,113	$2,695
Real estate – construction & development	1,733	119	1,080	1,199	179	1,123	1,160
Real estate – commercial & farmland	11,885	5,940	4,923	10,863	1,436	11,156	11,730
Real estate – residential	13,569	2,154	12,017	14,171	1,994	15,946	16,186
Consumer installment loans	583	-	516	516	5	553	572

Total	$31,936	$8,809	$20,443	$29,252	$4,318	$31,891	$32,343

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2016
Commercial, financial & agricultural	$3,068	$204	$1,656	$1,860	$134	$1,613	$1,684
Real estate – construction & development	2,047	-	1,233	1,233	273	1,590	2,018
Real estate – commercial & farmland	13,906	6,811	6,065	12,876	1,503	12,948	12,845
Real estate – residential	15,482	2,238	13,503	15,741	3,080	15,525	14,453
Consumer installment loans	671	-	613	613	5	576	506

Total	$35,174	$9,253	$23,070	$32,323	$4,995	$32,252	$31,506

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2016
Commercial, financial & agricultural	$3,786	$652	$1,453	$2,105	$150	$1,825	$1,731
Real estate – construction & development	3,141	230	1,826	2,056	697	2,154	2,304
Real estate – commercial & farmland	13,592	5,312	7,221	12,533	1,000	12,772	12,777
Real estate – residential	14,460	1,329	12,331	13,660	2,369	13,249	13,450
Consumer installment loans	531	-	444	444	8	441	458

Total	$35,510	$7,523	$23,275	$30,798	$4,224	$30,441	$30,720

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Period Ended
(dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans	$17,357	$22,966	$26,736
Troubled debt restructurings not included above	21,020	23,543	20,642

Total impaired loans	$38,377	$46,509	$47,378

Quarter-to-date interest income recognized on impaired loans	$374	$377	$343
Year-to-date interest income recognized on impaired loans	$753	$2,755	$885
Quarter-to-date foregone interest income on impaired loans	$265	$354	$412
Year-to-date foregone interest income on impaired loans	$601	$1,637	$938

The following table presents an analysis of information pertaining to purchased impaired loans as of June 30, 2017, December 31, 2016 and June 30, 2016:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2017
Commercial, financial & agricultural	$1,679	$163	$6	$169	$-	$273	$412
Real estate – construction & development	8,296	524	2,967	3,491	257	3,491	3,650
Real estate – commercial & farmland	16,987	2,418	11,616	14,034	771	16,167	16,989
Real estate – residential	24,219	7,647	13,009	20,656	763	21,262	21,904
Consumer installment loans	36	27	-	27	-	24	24

Total	$51,217	$10,779	$27,598	$38,377	$1,791	$41,217	$42,979

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2016
Commercial, financial & agricultural	$5,031	$370	$322	$692	$-	$783	$2,206
Real estate – construction & development	24,566	493	3,477	3,970	153	3,888	4,279
Real estate – commercial & farmland	36,174	3,598	15,036	18,634	385	17,806	19,872
Real estate – residential	27,022	7,883	15,306	23,189	1,088	23,201	23,163
Consumer installment loans	37	24	-	24	-	51	96

Total	$92,830	$12,368	$34,141	$46,509	$1,626	$45,729	$49,616

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2016
Commercial, financial & agricultural	$2,976	$802	$-	$802	$-	$2,132	$2,710
Real estate – construction & development	10,082	1,538	2,550	4,088	223	4,273	4,164
Real estate – commercial & farmland	27,234	4,202	15,211	19,413	690	21,581	20,433
Real estate – residential	26,781	12,099	10,894	22,993	474	22,604	22,786
Consumer installment loans	103	82	-	82	-	109	114

Total	$67,176	$18,723	$28,655	$47,378	$1,387	$50,699	$50,207

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of June 30, 2017 and December 31, 2016 (in thousands):

Risk Grade	Commercial, Financial & Agricultural	Real Estate - Construction & Development	Real Estate - Commercial & Farmland	Real Estate - Residential	Consumer Installment Loans	Other	Total
June 30, 2017
10	$475,310	$-	$6,384	$51	$8,769	$-	$490,514
15	502,635	1,306	81,494	45,429	277	-	631,141
20	108,940	47,672	996,883	696,382	24,270	1,161	1,875,308
23	349	6,072	3,055	5,906	4	-	15,386
25	120,987	424,915	399,354	89,100	113,430	-	1,147,786
30	5,720	5,217	16,817	4,998	119	-	32,871
40	4,685	1,676	15,015	15,104	636	-	37,116
50	7	-	-	99	-	-	106
60	-	-	-	-	-	-	-

Total	$1,218,633	$486,858	$1,519,002	$857,069	$147,505	$1,161	$4,230,228

December 31, 2016
10	$397,093	$-	$8,814	$125	$8,532	$-	$414,564
15	376,323	5,390	102,893	54,136	405	-	539,147
20	97,057	36,307	889,539	609,583	25,026	12,486	1,669,998
23	366	6,803	8,533	7,470	14	-	23,186
25	92,066	307,903	357,151	88,370	62,098	-	907,588
30	144	719	22,986	5,197	126	-	29,172
40	4,089	5,923	16,303	16,038	714	-	43,067
50	-	-	-	99	-	-	99
60	-	-	-	-	-	-	-

Total	$967,138	$363,045	$1,406,219	$781,018	$96,915	$12,486	$3,626,821

The following table presents the purchased loan portfolio by risk grade as of June 30, 2017 and December 31, 2016 (in thousands):

Risk Grade	Commercial, Financial & Agricultural	Real Estate - Construction & Development	Real Estate - Commercial & Farmland	Real Estate - Residential	Consumer Installment Loans	Other	Total
June 30, 2017
10	$5,202	$-	$-	$-	$757	$-	$5,959
15	4,890	-	6,210	27,943	348	-	39,391
20	12,311	12,289	190,506	111,033	1,310	-	327,449
23	22	2,553	8,139	11,344	-	-	22,058
25	51,611	46,179	261,911	99,248	954	-	459,903
30	11,359	9,215	14,545	6,693	57	-	41,869
40	2,217	3,331	29,001	19,243	78	-	53,870
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-

Total	$87,612	$73,567	$510,312	$275,504	$3,504	$-	$950,499

December 31, 2016
10	$5,722	$-	$-	$-	$814	$-	$6,536
15	1,266	-	7,619	31,331	570	-	40,786
20	16,204	10,686	194,168	111,712	1,583	-	334,353
23	22	3,643	9,019	14,791	-	-	27,475
25	67,123	56,006	323,242	121,379	1,276	-	569,026
30	5,072	7,271	15,039	7,605	45	-	35,032
40	1,128	3,762	27,268	23,459	366	-	55,983
50	-	-	-	-	-	-	-
60	-	-	-	-	-	-	-

Total	$96,537	$81,368	$576,355	$310,277	$4,654	$-	$1,069,191

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2017 and 2016 totaling $16.2 million and $36.8 million, respectively, under such parameters.

As of June 30, 2017 and December 31, 2016, the Company had a balance of $14.6 million and $18.2 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $2.0 million and $1.2 million in previous charge-offs on such loans at June 30, 2017 and December 31, 2016, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $1.7 million and $3.1 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ending June 30, 2017 and 2016, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $1.2 million and $2.5 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the six months ending June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	2	$28
Real estate – construction & development	-	-	1	6
Real estate – commercial & farmland	4	1,062	4	1,666
Real estate – residential	1	77	6	739
Consumer installment	6	31	6	26
Total	11	$1,170	19	$2,465

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $992,000 and $494,000 defaulted during the six months ended June 30, 2017 and 2016, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ending June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	2	$49	2	$7
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	4	362	2	191
Real estate – residential	9	554	6	292
Consumer installment	7	27	1	4
Total	22	$992	11	$494

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at June 30, 2017 and December 31, 2016:

June 30, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$40	15	$136
Real estate – construction & development	7	429	2	34
Real estate – commercial & farmland	16	4,859	4	192
Real estate – residential	74	6,829	17	1,975
Consumer installment	7	12	34	133
Total	107	$12,169	72	$2,470

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$47	15	$114
Real estate – construction & development	8	686	2	34
Real estate – commercial & farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

As of June 30, 2017 and December 31, 2016, the Company had a balance of $27.3 million and $28.1 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.5 million in previous charge-offs on such loans at both June 30, 2017 and December 31, 2016. At June 30, 2017, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ending June 30, 2017 and 2016, the Company modified purchased loans as troubled debt restructurings, with principal balances of $1.9 million and $1.2 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the six months ending June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$6	1	$76
Real estate – construction & development	-	-	-	-
Real estate – commercial & farmland	4	1,323	2	492
Real estate – residential	4	578	3	662
Consumer installment	-	-	-	-
Total	9	$1,907	6	$1,230

Troubled debt restructurings included in purchased loans with an outstanding balance of $373,000 and $1.4 million defaulted during the six months ended June 30, 2017 and 2016, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ending June 30, 2017 and 2016:

	June 30, 2017		June 30, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$6	2	$76
Real estate – construction & development	-	-	2	402
Real estate – commercial & farmland	1	226	-	-
Real estate – residential	4	138	6	919
Consumer installment	1	3	-	-
Total	7	$373	10	$1,397

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at June 30, 2017 and December 31, 2016.

June 30, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	4	$21
Real estate – construction & development	3	1,028	6	356
Real estate – commercial & farmland	17	7,410	11	3,935
Real estate – residential	120	12,582	32	1,965
Consumer installment	-	-	2	7
Total	140	$21,020	55	$6,284

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	4	$91
Real estate – construction & development	6	1,358	3	30
Real estate – commercial & farmland	20	8,460	5	2,402
Real estate – residential	123	13,713	33	2,077
Consumer installment	3	11	1	-
Total	153	$23,543	46	$4,600

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio. Mortgage warehouse lines of credit, overdraft protection loans, commercial insurance premium finance loans, and certain consumer and mortgage loans serviced by outside processors are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. The Bank’s independent internal loan review department reviews on an annual basis a sample of relationships in excess of $500,000. Sampling is based on a number of factors unique to the Bank’s portfolio risks, including, but not limited to, lending divisions, industry, risk grades, and new originations. As a result of these loan reviews, certain loans may be identified as having deteriorating credit quality. Other loans that surface as problem loans may also be assigned specific reserves. Past-due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the independent internal loan review department.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six-month periods ended June 30, 2017, the year ended December 31, 2016 and the three and six-month periods ended June 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial & Agricultural	Real Estate – Construction & Development	Real Estate – Commercial & Farmland	Real Estate – Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Three months ended June 30, 2017:
Balance, March 31, 2017	$2,798	$3,597	$7,879	$5,840	$854	$2,196	$2,086	$25,250
Provision for loan losses	984	102	255	655	695	(23)	(463)	2,205
Loans charged off	(701)	(41)	(386)	(963)	(438)	(755)	-	(3,284)
Recoveries of loans previously charged off	221	98	121	73	44	373	-	930

Balance, June 30, 2017	$3,302	$3,756	$7,869	$5,605	$1,155	$1,791	$1,623	$25,101

Six months ended June 30, 2017:
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	1,625	742	472	(136)	869	683	(214)	4,041
Loans charged off	(805)	(94)	(395)	(1,179)	(602)	(1,311)	-	(4,386)
Recoveries of loans previously charged off	290	118	130	134	61	793	-	1,526

Balance, June 30, 2017	$3,302	$3,756	$7,869	$5,605	$1,155	$1,791	$1,623	$25,101

Period-end allocation:
Loans individually evaluated for impairment (1)	$691	$174	$1,437	$1,748	$-	$1,791	$180	$6,021
Loans collectively evaluated for impairment	2,611	3,582	6,432	3,857	1,155	-	1,443	19,080

Ending balance	$3,302	$3,756	$7,869	$5,605	$1,155	$1,791	$1,623	$25,101

Loans:
Individually evaluated for impairment (1)	$2,418	$636	$10,814	$8,282	$-	$27,598	$918	$50,666
Collectively evaluated for impairment	1,216,215	486,222	1,508,188	848,787	148,666	794,706	489,196	5,491,980
Acquired with deteriorated credit quality	-	-	-	-	-	128,195	-	128,195

Ending balance	$1,218,633	$486,858	$1,519,002	$857,069	$148,666	$950,499	$490,114	$5,670,841

(1)	At June 30, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial & Agricultural	Real Estate – Construction & Development	Real Estate – Commercial & Farmland	Real Estate - Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2016:
Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$-	$581	$21,062
Provision for loan losses	2,647	(1,921)	107	2,757	(523)	(232)	1,256	4,091
Loans charged off	(1,999)	(588)	(708)	(1,122)	(351)	(1,559)	-	(6,327)
Recoveries of loans previously charged off	400	490	269	391	127	3,417	-	5,094

Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Period-end allocation:
Loans individually evaluated for impairment (1)	$120	$266	$1,502	$2,893	$-	$1,626	$-	$6,407
Loans collectively evaluated for impairment	2,072	2,724	6,160	3,893	827	-	1,837	17,513

Ending balance	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Loans:
Individually evaluated for impairment (1)	$501	$659	$12,423	$12,697	$-	$34,141	$-	$60,421
Collectively evaluated for impairment	966,637	362,386	1,393,796	768,321	109,401	886,516	568,314	5,055,371
Acquired with deteriorated credit quality	-	-	-	-	-	148,534	-	148,534

Ending balance	$967,138	$363,045	$1,406,219	$781,018	$109,401	$1,069,191	$568,314	$5,264,326

(1)	At December 31, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial & Agricultural	Real Estate – Construction & Development	Real Estate – Commercial & Farmland	Real Estate - Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Three months ended June 30, 2016:
Balance, March 31, 2016	$1,599	$3,925	$7,099	$4,631	$1,939	$983	$1,306	$21,482
Provision for loan losses	522	(438)	664	(259)	264	243	(107)	889
Loans charged off	(541)	(109)	(361)	(123)	(59)	(183)	-	(1,376)
Recoveries of loans previously charged off	87	221	57	14	16	344	-	739

Balance, June 30, 2016	$1,667	$3,599	$7,459	$4,263	$2,160	$1,387	$1,199	$21,734

Six months ended June 30, 2016:
Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$-	$581	$21,062
Provision for loan losses	1,310	(1,489)	(5)	(234)	663	707	618	1,570
Loans charged off	(947)	(264)	(708)	(591)	(118)	(562)	-	(3,190)
Recoveries of loans previously charged off	160	343	178	328	41	1,242	-	2,292

Balance, June 30, 2016	$1,667	$3,599	$7,459	$4,263	$2,160	$1,387	$1,199	$21,734

Period-end allocation:
Loans individually evaluated for impairment (1)	$137	$690	$997	$2,339	$-	$1,387	$-	$5,550
Loans collectively evaluated for impairment	1,530	2,909	6,462	1,924	2,160	-	1,199	16,184

Ending balance	$1,667	$3,599	$7,459	$4,263	$2,160	$1,387	$1,199	$21,734
Loans:
Individually evaluated for impairment (1)	$819	$1,465	$11,870	$10,345	$-	$41,751	$-	$66,250
Collectively evaluated for impairment	563,524	273,252	1,236,710	669,888	51,198	978,135	610,425	4,383,132
Acquired with deteriorated credit quality	-	-	-	-	-	173,749	-	173,749

Ending balance	$564,343	$274,717	$1,248,580	$680,233	$51,198	$1,193,635	$610,425	$4,623,131

(1)	At June 30, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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

At June 30, 2017, the Company’s FDIC loss-sharing payable totaled $8.0 million, which is comprised of an accrued clawback liability of $9.7 million, less $537,000 in current activity incurred but not yet received from the FDIC (net charge-offs offset by reimbursable expenses) and remaining indemnification of $1.2 million (for reimbursements associated with anticipated losses in future quarters).

The following table summarizes components of all covered assets at June 30, 2017 and December 31, 2016 and their origin:

(dollars in thousands)	Covered Loans	Less: Fair Value Adjustments	Total Covered Loans	OREO	Less: Fair Value Adjustments	Total Covered OREO	Total Covered Assets	FDIC Loss- Share Receivable (Payable)
June 30, 2017
AUB	$-	$-	$-	$-	$-	$-	$-	$-
USB	2,933	12	2,921	-	-	-	2,921	(1,726)
SCB	3,230	30	3,200	-	-	-	3,200	69
FBJ	3,682	414	3,268	-	-	-	3,268	(302)
DBT	10,360	406	9,954	-	-	-	9,954	(4,299)
TBC	1,708	-	1,708	-	-	-	1,708	(50)
HTB	1,885	28	1,857	-	-	-	1,857	(59)
OGB	939	31	908	-	-	-	908	(1,103)
CBG	10,654	773	9,881	215	-	215	10,096	(522)

Total	$35,391	$1,694	$33,697	$215	$-	$215	$33,912	$(7,992)

December 31, 2016
AUB	$-	$-	$-	$-	$-	$-	$-	$(27)
USB	3,199	13	3,186	51	-	51	3,237	(1,642)
SCB	4,019	51	3,968	-	-	-	3,968	(32)
FBJ	3,767	452	3,315	-	-	-	3,315	(234)
DBT	12,166	565	11,601	-	-	-	11,601	(4,591)
TBC	1,679	-	1,679	-	-	-	1,679	(33)
HTB	1,913	33	1,880	-	-	-	1,880	734
OGB	1,077	32	1,045	-	-	-	1,045	(993)
CBG	33,449	1,963	31,486	1,161	4	1,157	32,643	505

Total	$61,269	$3,109	$58,160	$1,212	$4	$1,208	$59,368	$(6,313)

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of June 30, 2017 and December 31, 2016, the Company has recorded a clawback liability of $9.7 million and $9.3 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement.

Changes in the FDIC shared-loss payable for the six months ended June 30, 2017 and 2016 are as follows:

(dollars in thousands)	June 30, 2017	June 30, 2016
Beginning balance, January 1	$(6,313)	$6,301
Payments received from FDIC	(230)	(4,165)
Amortization	(595)	(2,737)
Changes in clawback liability	(398)	(345)
Increase in receivable due to:
Net recoveries on covered loans	(648)	(929)
Loss (gain) on covered other real estate owned	(40)	774
Reimbursable expenses on covered assets	242	429
Other activity, net	(10)	(1,225)

Ending balance	$(7,992)	$(1,897)

The FDIC loss-sharing payable is included in other liabilities in the consolidated balance sheets. The FDIC loss-sharing receivable is included in other assets in the consolidated balance sheets.

NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the six months ended June 30, 2017 and 2016:

(dollars in thousands)	June 30, 2017	June 30, 2016
Beginning balance, January 1	$10,874	$16,147
Loans transferred to other real estate owned	3,347	1,499
Net gains (losses) on sale and write-downs recorded in statement of income	(553)	(1,057)
Sales proceeds	(2,185)	(2,824)

Ending balance	$11,483	$13,765

The following is a summary of the activity in purchased other real estate owned during the six months ended June 30, 2017 and 2016:

(dollars in thousands)	June 30, 2017	June 30, 2016
Beginning balance, January 1	$12,540	$19,344
Loans transferred to other real estate owned	3,281	3,420
Acquired in acquisitions	-	1,838
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	40	-
Net gains (losses) on sale and write-downs recorded in statement of income	819	(938)
Sales proceeds	(5,350)	(6,994)

Ending balance	$11,330	$16,670

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At June 30, 2017 and December 31, 2016, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Securities sold under agreements to repurchase	$18,400	$53,505

At June 30, 2017 and December 31, 2016, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 8 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2017 and December 31, 2016, there were $679.6 million and $492.3 million, respectively, in outstanding other borrowings.

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2017	December 31, 2016
FHLB borrowings:
Daily Rate Credit from FHLB with a variable interest rate (1.32% at June 30, 2017 and 0.80% at December 31, 2016)	$254,000	$150,000
Advance from FHLB due July 7, 2017; fixed interest rate of 1.07%	350,000	-
Advance from FHLB due January 6, 2017; fixed interest rate of 0.56%	-	292,500
Advance from FHLB due January 9, 2017; fixed interest rate of 1.40%	-	4,002
Advance from FHLB due May 30, 2017; fixed interest rate of 1.23%	-	5,006
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,270; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,730	-
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	63	77
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,798	1,886
Advances under revolving credit agreement with a regional bank due September 26, 2017; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (4.43% at December 31, 2016)	-	38,000
Advances under revolving credit agreement with a regional bank due January 7, 2017; fixed interest rate of 8.00%	-	850

Total	$679,591	$492,321

The advances from the FHLB are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2017, $560.3 million was available for borrowing on lines with the FHLB.

At June 30, 2017, $60.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

As of June 30, 2017, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $82.0 million.

The Company also participates in the Federal Reserve discount window borrowings program. At June 30, 2017, the Company had $989.9 million of loans pledged at the Federal Reserve discount window and had $644.3 million available for borrowing.

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

A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit	$1,042,343	$1,101,257
Unused home equity lines of credit	64,561	62,586
Financial standby letters of credit	12,928	14,257
Mortgage interest rate lock commitments	138,325	91,426
Mortgage forward contracts with positive fair value	149,250	150,000

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

Other Commitments

As of June 30, 2017, a $75.0 million letter of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and a judgment was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013. The judgment was appealed to the South Carolina Court of Appeals.  On May 24, 2017, the Court of Appeals filed its decision and unanimously found in favor of the Company and reversed the trial court judgment. The plaintiff has a filed a petition for rehearing with the Court of Appeals.  The Company believes the likelihood the Court of Appeals will rehear the case is not probable, and, accordingly the Company does not expect to incur any loss as a result of this case.  Accordingly, the Company has not established any reserves related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

NOTE 10 – SHAREHOLDERS’ EQUITY

On January 18, 2017, the Company issued 128,572 unregistered shares of its common stock to William J. Villari in exchange for 4.99% of the outstanding shares of common stock of USPF. A registration statement was filed with the Securities and Exchange Commission on February 13, 2017 to register the resale or other disposition of these shares. The issuance of the 128,572 common shares was valued at $45.45 per share, resulting in an increase in shareholders’ equity of $5.8 million. For additional information regarding the investment in USPF, see Note 2.

On March 6, 2017, the Company completed an underwritten public offering of 2,012,500 shares of the Company’s common stock at a price to the public of $46.50 per share. The Company received net proceeds from the issuance of approximately $88.7 million, after deducting $4.9 million in underwriting discounts and commissions and other issuance costs.

In March 2017, the Company made a capital contribution to the Bank in the amount of $110.0 million, using the net proceeds of the March 6, 2017 issuance of common stock as well as a portion of the net proceeds of the March 13, 2017 issuance of the Company’s 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 discussed in Note 8.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2017 and 2016:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$176	$(1,234)	$(1,058)
Reclassification for gains included in net income, net of tax	-	(24)	(24)
Current year changes, net of tax	(63)	2,566	2,503

Balance, June 30, 2017	$113	$1,308	$1,421

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	-	(61)	(61)
Current year changes, net of tax	(808)	10,476	9,668

Balance, June 30, 2016	$(656)	$13,616	$12,960

NOTE 12 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(share data in thousands)	2017	2016	2017	2016
Average common shares outstanding	37,163	34,833	36,418	33,792
Common share equivalents:
Stock options	73	117	73	113
Nonvested restricted share grants	253	203	253	202

Average common shares outstanding, assuming dilution	37,489	35,153	36,744	34,107

For the three and six-month periods ended June 30, 2017 and 2016, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 13 – FAIR VALUE MEASURES

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

The Company’s loans held for sale are carried at fair value and are comprised of the following:

(dollars in thousands)	June 30, 2017	December 31, 2016
Mortgage loans held for sale	$123,119	$105,924
SBA loans held for sale	23,647	-
Total loans held for sale	$146,766	$105,924

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $4.2 million and $3.9 million resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Aggregate fair value of mortgage loans held for sale	$123,119	$105,924
Aggregate unpaid principal balance	118,900	103,691
Past-due loans of 90 days or more	-	-
Nonaccrual loans	-	-

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements on a Recurring Basis As of June 30, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$1,009	$-	$1,009	$-
State, county and municipal securities	145,108	-	145,108	-
Corporate debt securities	47,612	-	46,112	1,500
Mortgage-backed securities	624,964	-	624,964	-
Loans held for sale	146,766	-	146,766	-
Mortgage banking derivative instruments	4,899	-	4,899	-

Total recurring assets at fair value	$970,358	$-	$968,858	$1,500
Financial liabilities:
Derivative financial instruments	$867	$-	$867	$-
Mortgage banking derivative instruments	306	-	306	-

Total recurring liabilities at fair value	$1,173	$-	$1,173	$-

	Fair Value Measurements on a Recurring Basis As of December 31, 2016
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$1,020	$-	$1,020	$-
State, county and municipal securities	152,035	-	152,035	-
Corporate debt securities	32,172	-	30,672	1,500
Mortgage-backed securities	637,508	-	637,508	-
Loans held for sale	105,924	-	105,924	-
Mortgage banking derivative instruments	4,314	-	4,314	-

Total recurring assets at fair value	$932,973	$-	$931,473	$1,500
Financial liabilities:
Derivative financial instruments	$978	$-	$978	$-

Total recurring liabilities at fair value	$978	$-	$978	$-

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements on a Nonrecurring Basis
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Impaired loans carried at fair value	$26,605	$-	$-	$26,605
Other real estate owned	453	-	-	453
Purchased other real estate owned	11,330	-	-	11,330

Total nonrecurring assets at fair value	$38,388	$-	$-	$38,388

December 31, 2016
Impaired loans carried at fair value	$28,253	$-	$-	$28,253
Other real estate owned	1,172	-	-	1,172
Purchased other real estate owned	12,540	-	-	12,540

Total nonrecurring assets at fair value	$41,965	$-	$-	$41,965

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2017 and the year ended December 31, 2016, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount

June 30, 2017
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$26,605	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	11% - 100%	29%
Other real estate owned	$453	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	15% - 45%	17%
Purchased other real estate owned	$11,330	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	14%

December 31, 2016
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,253	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 100%	28%
Other real estate owned	$1,172	Third-party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	15% - 74%	22%
Purchased other real estate owned	$12,540	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	15%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements at June 30, 2017 Using:
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$139,500	$139,500	$-	$-	$139,500
Federal funds sold and interest-bearing accounts	137,811	137,811	-	-	137,811
Loans, net	5,619,135	-	-	5,609,246	5,609,246
Accrued interest receivable	22,006	22,006	-	-	22,006
Financial liabilities:
Deposits	$5,793,397	$-	$5,793,319	$-	$5,793,319
Securities sold under agreements to repurchase	18,400	18,400	-	-	18,400
Other borrowings	679,591	-	680,861	-	680,861
Subordinated deferrable interest debentures	84,889	-	69,471	-	69,471
FDIC loss-share payable	7,992	-	-	9,014	9,014
Accrued interest payable	3,167	3,167	-	-	3,167

		Fair Value Measurements at December 31, 2016 Using:
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$127,164	$127,164	$-	$-	$127,164
Federal funds sold and interest-bearing accounts	71,221	71,221	-	-	71,221
Loans, net	5,212,153	-	-	5,236,034	5,236,034
Accrued interest receivable	22,278	22,278	-	-	22,278
Financial liabilities:
Deposits	$5,575,163	$-	$5,575,288	$-	$5,575,288
Securities sold under agreements to repurchase	53,505	53,505	-	-	53,505
Other borrowings	492,321	-	492,321	-	492,321
Subordinated deferrable interest debentures	84,228	-	67,321	-	67,321
FDIC loss-share payable	6,313	-	-	8,243	8,243
Accrued interest payable	1,501	1,501	-	-	1,501

NOTE 14 – SEGMENT REPORTING

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$56,694	$4,974	$1,613	$1,258	$6,872	$71,411
Interest expense	4,894	1,504	359	373	1,124	8,254
Net interest income	51,800	3,470	1,254	885	5,748	63,157
Provision for loan losses	1,491	347	176	51	140	2,205
Noninterest income	12,954	13,053	438	1,718	26	28,189
Noninterest expense
Salaries and employee benefits	19,359	7,763	127	890	993	29,132
Equipment and occupancy expenses	5,427	610	1	54	54	6,146
Data processing and telecommunications expenses	6,378	440	25	2	183	7,028
Other expenses	10,209	888	54	259	2,023	13,433
Total noninterest expense	41,373	9,701	207	1,205	3,253	55,739
Income before income tax expense	21,890	6,475	1,309	1,347	2,381	33,402
Income tax expense	6,095	2,361	472	472	915	10,315
Net income	$15,795	$4,114	$837	$875	$1,466	$23,087

Total assets	$6,186,980	$475,599	$174,149	$80,909	$480,221	$7,397,858
Goodwill	125,532	-	-	-	-	125,532
Other intangible assets, net	15,378	-	-	-	-	15,378

	Three Months Ended June 30, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$53,534	$3,293	$1,622	$891	$-	$59,340
Interest expense	3,714	739	141	157	-	4,751
Net interest income	49,820	2,554	1,481	734	-	54,589
Provision for loan losses	733	93	-	63	-	889
Noninterest income	13,018	13,304	440	1,617	-	28,379
Noninterest expense
Salaries and employee benefits	18,428	8,304	108	691	-	27,531
Equipment and occupancy expenses	5,901	405	1	64	-	6,371
Data processing and telecommunications expenses	5,685	338	25	1	-	6,049
Other expenses	11,071	1,133	26	178	-	12,408
Total noninterest expense	41,085	10,180	160	934	-	52,359
Income before income tax expense	21,020	5,585	1,761	1,354	-	29,720
Income tax expense	6,626	1,955	616	474	-	9,671
Net income	$14,394	$3,630	$1,145	$880	$-	$20,049

Total assets	$5,691,976	$306,932	$150,823	$71,563	$-	$6,221,294
Goodwill	121,422	-	-	-	-	121,422
Other intangible assets, net	20,574	-	-	-	-	20,574

The following tables present selected financial information with respect to the Company’s reportable business segments for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$110,906	$9,028	$2,946	$2,471	$13,110	$138,461
Interest expense	8,980	2,582	587	679	1,886	14,714
Net interest income	101,926	6,446	2,359	1,792	11,224	123,747
Provision for loan losses	3,473	355	(56)	99	170	4,041
Noninterest income	25,967	23,566	757	3,533	72	53,895
Noninterest expense
Salaries and employee benefits	38,203	14,979	274	1,481	1,989	56,926
Equipment and occupancy expenses	10,684	1,129	2	105	103	12,023
Data processing and telecommunications expenses	12,421	757	52	3	367	13,600
Other expenses	19,450	2,029	86	470	4,248	26,283
Total noninterest expense	80,758	18,894	414	2,059	6,707	108,832
Income before income tax expense	43,662	10,763	2,758	3,167	4,419	64,769
Income tax expense	12,951	3,862	979	1,109	1,628	20,529
Net income	$30,711	$6,901	$1,779	$2,058	$2,791	$44,240

	Six Months Ended June 30, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$103,313	$6,313	$2,641	$1,632	$-	$113,899
Interest expense	7,010	1,329	233	302	-	8,874
Net interest income	96,303	4,984	2,408	1,330	-	105,025
Provision for loan losses	1,414	93	-	63	-	1,570
Noninterest income	25,753	22,928	773	3,211	-	52,665
Noninterest expense
Salaries and employee benefits	37,417	14,651	296	1,354	-	53,718
Equipment and occupancy expenses	11,051	893	2	125	-	12,071
Data processing and telecommunications expenses	11,505	610	45	2	-	12,162
Other expenses	27,507	2,089	51	361	-	30,008
Total noninterest expense	87,480	18,243	394	1,842	-	107,959
Income before income tax expense	33,162	9,576	2,787	2,636	-	48,161
Income tax expense	10,545	3,352	975	923	-	15,795
Net income	$22,617	$6,224	$1,812	$1,713	$-	$32,366

NOTE 15 – REGULATORY MATTERS

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2017, as compared with December 31, 2016, and operating results for the three- and six-month periods ended June 30, 2017 and 2016. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

						For Six Months Ended
(in thousands, except share data)	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	June 30, 2017	June 30, 2016
Results of Operations:
Net interest income	$63,157	$60,590	$57,279	$57,067	$54,589	$123,747	$105,025
Net interest income (tax equivalent)	64,773	62,108	58,897	58,024	55,525	126,881	106,702
Provision for loan losses	2,205	1,836	1,710	811	889	4,041	1,570
Non-interest income	28,189	25,706	24,272	28,864	28,379	53,895	52,665
Non-interest expense	55,739	53,093	54,677	53,199	52,359	108,832	107,959
Income tax expense	10,315	10,214	6,987	10,364	9,671	20,529	15,795
Net income available to common shareholders	23,087	21,153	18,177	21,557	20,049	44,240	32,366
Selected Average Balances:
Investment securities	$866,960	$862,616	$856,671	$857,433	$850,435	$864,799	$828,566
Loans held for sale	110,933	77,617	102,926	105,859	96,998	94,368	91,528
Loans	3,994,213	3,678,149	3,145,714	2,897,771	2,653,171	3,838,324	2,536,566
Purchased loans	973,521	1,034,983	1,101,907	1,199,175	1,239,409	1,004,252	1,098,755
Purchased loan pools	516,949	547,057	590,617	629,666	630,503	530,480	628,840
Earning assets	6,584,386	6,347,807	5,925,634	5,780,455	5,574,608	6,466,750	5,340,308
Assets	7,152,024	6,915,965	6,573,344	6,330,350	6,138,757	7,037,482	5,876,505
Deposits	5,671,394	5,491,324	5,490,657	5,221,219	5,211,355	5,581,857	5,042,832
Shareholders’ equity	774,664	695,830	653,991	640,382	616,361	735,465	579,312
Period-End Balances:
Investment securities	$861,188	$866,715	$852,199	$862,702	$862,771	$861,188	$862,771
Loans held for sale	146,766	105,637	105,924	126,263	102,757	146,766	102,757
Loans	4,230,228	3,785,480	3,626,821	3,091,039	2,819,071	4,230,228	2,819,071
Purchased loans	950,499	1,006,935	1,069,191	1,129,381	1,193,635	950,499	1,193,635
Purchased loan pools	490,114	529,099	568,314	624,886	610,425	490,114	610,425
Earning assets	6,816,606	6,525,911	6,293,670	5,925,072	5,656,932	6,816,606	5,656,932
Total assets	7,397,858	7,094,856	6,892,031	6,493,495	6,221,294	7,397,858	6,221,294
Deposits	5,793,397	5,642,369	5,575,163	5,306,098	5,179,532	5,793,397	5,179,532
Shareholders’ equity	782,682	758,216	646,437	642,583	625,915	782,682	625,915
Per Common Share Data:
Earnings per share - basic	$0.62	$0.59	$0.52	$0.62	$0.58	$1.21	$0.96
Earnings per share - diluted	$0.62	$0.59	$0.52	$0.61	$0.57	$1.20	$0.95
Book value per common share	$21.03	$20.42	$18.51	$18.42	$17.96	$21.03	$17.96
Tangible book value per common share	$17.24	$16.60	$14.42	$14.38	$13.89	$17.24	$13.89
End of period shares outstanding	37,222,904	37,128,714	34,921,474	34,891,304	34,847,311	37,222,904	34,847,311

						For Six Months Ended
(in thousands, except share data)	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	June 30, 2017	June 30, 2016
Weighted Average Shares Outstanding:
Basic	37,162,810	35,664,420	34,915,459	34,869,747	34,832,621	36,417,754	33,792,343
Diluted	37,489,348	36,040,240	35,293,035	35,194,739	35,153,311	36,744,190	34,107,298
Market Price:
High intraday price	$49.80	$49.50	$47.70	$36.20	$32.76	$49.80	$33.81
Low intraday price	$42.60	$41.60	$34.61	$28.90	$27.73	$41.60	$24.96
Closing price for quarter	$48.20	$46.10	$43.60	$34.95	$29.70	$48.20	$29.70
Average daily trading volume	169,617	242,982	191,894	166,841	215,409	205,998	234,141
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.05	$0.20	$0.10
Closing price to book value	2.29	2.26	2.36	1.90	1.65	2.29	1.65
Performance Ratios:
Return on average assets	1.29%	1.24%	1.10%	1.35%	1.31%	1.27%	1.11%
Return on average common equity	11.95%	12.33%	11.06%	13.39%	13.08%	12.13%	11.24%
Average loans to average deposits	98.66%	97.20%	89.99%	92.55%	88.65%	97.95%	86.37%
Average equity to average assets	10.83%	10.06%	9.95%	10.12%	10.04%	10.45%	9.86%
Net interest margin (tax equivalent)	3.95%	3.97%	3.95%	3.99%	4.01%	3.96%	4.02%
Efficiency ratio	61.02%	61.52%	67.05%	61.91%	63.11%	61.26%	68.46%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$782,682	$758,216	$646,437	$642,583	$625,915	$782,682	$625,915
Less:
Goodwill	125,532	125,532	125,532	122,545	121,422	125,532	121,422
Other intangible assets, net	15,378	16,391	17,428	18,472	20,574	15,378	20,574
Tangible common equity	$641,772	$616,293	$503,477	$501,566	$483,919	$641,772	$483,919
End of period shares outstanding	37,222,904	37,128,714	34,921,474	34,891,304	34,847,311	37,222,904	34,847,311
Book value per common share	$21.03	$20.42	$18.51	$18.42	$17.96	$21.03	$17.96
Tangible book value per common share	17.24	16.60	14.42	14.38	13.89	17.24	13.89

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $23.1 million, or $0.62 per diluted share, for the quarter ended June 30, 2017, compared with $20.0 million, or $0.57 per diluted share, for the same period in 2016. The Company’s return on average assets and average shareholders’ equity were 1.29% and 11.95%, respectively, in the second quarter of 2017, compared with 1.31% and 13.08%, respectively, in the second quarter of 2016. During the second quarter of 2017 and 2016, the Company incurred pre-tax losses on the sale of premises of $570,000 and $401,000, respectively. Excluding these losses on the sale of premises, the Company’s net income would have been $23.5 million, or $0.63 per diluted share, for the second quarter of 2017 and $20.3 million, or $0.58 per diluted share, for the second quarter of 2016.

Below is a reconciliation of adjusted operating net income to net income, as discussed above.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income available to common shareholders	$23,087	$20,049	$44,240	$32,366
Adjustment items:
Merger and conversion charges	-	-	402	6,359
Losses on sale of premises	570	401	865	324
Tax effect of management adjusted charges	(199)	(140)	(443)	(2,339)
After tax management-adjusted charges	371	261	824	4,344
Adjusted operating net income	$23,458	$20,310	$45,064	$36,710

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the second quarter of 2017 and 2016, respectively:

	Three Months Ended June 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$56,694	$4,974	$1,613	$1,258	$6,872	$71,411
Interest expense	4,894	1,504	359	373	1,124	8,254
Net interest income	51,800	3,470	1,254	885	5,748	63,157
Provision for loan losses	1,491	347	176	51	140	2,205
Noninterest income	12,954	13,053	438	1,718	26	28,189
Noninterest expense
Salaries and employee benefits	19,359	7,763	127	890	993	29,132
Equipment and occupancy expenses	5,427	610	1	54	54	6,146
Data processing and telecommunications expenses	6,378	440	25	2	183	7,028
Other expenses	10,209	888	54	259	2,023	13,433
Total noninterest expense	41,373	9,701	207	1,205	3,253	55,739
Income before income tax expense	21,890	6,475	1,309	1,347	2,381	33,402
Income tax expense	6,095	2,361	472	472	915	10,315
Net income	$15,795	$4,114	$837	$875	$1,466	$23,087

	Three Months Ended June 30, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$53,534	$3,293	$1,622	$891	$-	$59,340
Interest expense	3,714	739	141	157	-	4,751
Net interest income	49,820	2,554	1,481	734	-	54,589
Provision for loan losses	733	93	-	63	-	889
Noninterest income	13,018	13,304	440	1,617	-	28,379
Noninterest expense
Salaries and employee benefits	18,428	8,304	108	691	-	27,531
Equipment and occupancy expenses	5,901	405	1	64	-	6,371
Data processing and telecommunications expenses	5,685	338	25	1	-	6,049
Other expenses	11,071	1,133	26	178	-	12,408
Total noninterest expense	41,085	10,180	160	934	-	52,359
Income before income tax expense	21,020	5,585	1,761	1,354	-	29,720
Income tax expense	6,626	1,955	616	474	-	9,671
Net income	$14,394	$3,630	$1,145	$880	$-	$20,049

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2017 and 2016. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Quarter Ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$121,810	$351	1.16%	$104,092	$168	0.65%
Investment securities	866,960	5,812	2.69	850,435	5,167	2.44
Loans held for sale	110,933	1,058	3.83	96,998	821	3.40
Loans	3,994,213	47,255	4.75	2,653,171	31,531	4.78
Purchased loans	973,521	14,765	6.08	1,239,409	18,859	6.12
Purchased loan pools	516,949	3,786	2.94	630,503	3,730	2.38
Total interest-earning assets	6,584,386	73,027	4.45	5,574,608	60,276	4.35
Noninterest-earning assets	567,638			564,149
Total assets	$7,152,024			$6,138,757

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$3,054,517	$2,573	0.34%	$2,766,881	$1,652	0.24%
Time deposits	1,001,876	2,007	0.80	882,853	1,263	0.58
Federal funds purchased and securities sold under agreements to repurchase	27,088	13	0.19	43,286	24	0.22
FHLB advances	483,583	1,238	1.03	104,195	155	0.60
Other borrowings	75,625	1,158	6.14	51,970	484	3.75
Subordinated deferrable interest debentures	84,710	1,265	5.99	83,386	1,173	5.66
Total interest-bearing liabilities	4,727,399	8,254	0.70	3,932,571	4,751	0.49
Demand deposits	1,615,001			1,561,621
Other liabilities	34,960			28,204
Shareholders’ equity	774,664			616,361
Total liabilities and shareholders’ equity	$7,152,024			$6,138,757
Interest rate spread			3.75%			3.86%
Net interest income		$64,773			$55,525
Net interest margin			3.95%			4.01%

On a tax-equivalent basis, net interest income for the second quarter of 2017 was $64.8 million, an increase of $9.2 million, or 16.7%, compared with $55.5 million reported in the same quarter in 2016. The higher net interest income is a result of growth in average interest earning assets which increased $1.01 billion, or 18.1%, from $5.57 billion in the second quarter of 2016 to $6.58 billion for the second quarter of 2017. The Company’s net interest margin decreased during the second quarter of 2017 to 3.95%, compared with 3.97% during the first quarter of 2017 and 4.01% reported in the second quarter of 2016.

Total interest income, on a tax-equivalent basis, increased to $73.0 million during the second quarter of 2017, compared with $60.3 million in the same quarter of 2016. Yields on earning assets increased to 4.45%, compared with 4.35% reported in the second quarter of 2016. During the second quarter of 2017, loans comprised 85.0% of earning assets, compared with 82.9% in the same quarter of 2016. This increase is a result of growth in average legacy loans which increased $1.34 billion, or 50.5%, to $3.99 billion in the second quarter 2017 from $2.65 billion in the same period of 2016. Yields on legacy loans decreased to 4.75% in the second quarter of 2017, compared with 4.78% in the same period of 2016. The yield on purchased loans decreased from 6.12% in the second quarter of 2016 to 6.08% during the second quarter of 2017. Accretion income for the second quarter of 2017 was $2.9 million, compared with $4.2 million in the second quarter of 2016. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 4.76% for the second quarter of 2016, compared with 4.89% in the same period of 2017. Yields on purchased loan pools increased from 2.38% in the second quarter of 2016 to 2.94% in the same period in 2017. The yield on purchased loan pools for the second quarter of 2016 was unfavorably impacted by an adjustment to the estimated remaining life of the pools and associated premiums due to accelerated prepayments. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.49% in the second quarter of 2016 to 0.70% in the second quarter of 2017. Total funding costs, inclusive of noninterest bearing demand deposits, increased to 0.52% in the second quarter of 2017, compared with 0.35% during the second quarter of 2016. Deposit costs increased from 0.22% in the second quarter of 2016 to 0.32% in the second quarter of 2017. Non-deposit funding costs decreased from 2.61% in the second quarter of 2016 to 2.20% in the second quarter of 2017. The decrease in non-deposit funding costs was driven primarily by an increased utilization of lower rate short-term FHLB advances. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 82.3% of total deposits in the second quarter of 2017, compared with 83.1% during the second quarter of 2016. Average balances of interest bearing deposits and their respective costs for the second quarter of 2017 and 2016 are shown below:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,154,364	0.18%	$1,087,442	0.16%
MMDA	1,621,487	0.50%	1,413,503	0.33%
Savings	278,666	0.06%	265,936	0.07%
Retail CDs < $100,000	441,556	0.58%	437,899	0.44%
Retail CDs > $100,000	560,320	0.98%	439,954	0.71%
Brokered CDs	-	0.00%	5,000	0.64%
Interest-bearing deposits	$4,056,393	0.45%	$3,649,734	0.32%

Provision for Loan Losses

The Company’s provision for loan losses during the second quarter of 2017 amounted to $2.2 million, compared with $1.8 million in the first quarter of 2017 and $889,000 in the second quarter of 2016. At June 30, 2017, classified loans still accruing totaled $46.8 million, compared with $43.3 million at December 31, 2016. Non-performing assets as a percentage of total assets decreased from 0.94% at December 31, 2016 to 0.81% at June 30, 2017. Net charge-offs on legacy loans during the second quarter of 2017 were approximately $2.0 million, or 0.20% of average legacy loans on an annualized basis, compared with approximately $798,000, or 0.12%, in the second quarter of 2016. The Company’s allowance for loan losses allocated to legacy loans at June 30, 2017 was $21.7 million, or 0.51% of legacy loans, compared with $20.5 million, or 0.56% of legacy loans, at December 31, 2016. The Company’s total allowance for loan losses at June 30, 2017 was $25.1 million, or 0.44% of total loans, increasing from $23.9 million, or 0.45% of total loans, at December 31, 2016.

Noninterest Income

Total non-interest income for the second quarter of 2017 was $28.2 million, a slight decrease from the $28.4 million reported in the second quarter of 2016.  Service charges on deposit accounts in the second quarter of 2017 increased to $10.6 million, compared with $10.4 million in the second quarter of 2016. Service charge revenues on both commercial and consumer accounts increased, while overdraft fee income declined. Income from mortgage-related activities decreased from $14.1 million in the second quarter of 2016 to $13.9 million in the second quarter of 2017. Total production in the second quarter of 2017 amounted to $400.2 million, compared with $375.7 million in the same quarter of 2016, while spread (gain on sale) decreased to 3.46% in the current quarter compared with 3.90% in the same quarter of 2016. The retail mortgage open pipeline finished the second quarter of 2017 at $174.3 million, compared with $146.3 million at the beginning of the second quarter of 2017 and $162.6 million at the end of the second quarter of 2016. Other service charges, commissions and fees decreased to $729,000 during the second quarter of 2017, compared with $967,000 during the second quarter of 2016. Other non-interest income increased to $2.9 million for the second quarter of 2017, compared with $2.8 million during the second quarter of 2016.

Noninterest Expense

Total non-interest expenses for the second quarter of 2017 increased $3.4 million, or 6.5%, to $55.7 million, compared with $52.4 million in the same quarter 2016. Salaries and employee benefits increased $1.6 million, or 5.8%, from $27.5 million in the second quarter of 2016 to $29.1 million in the second quarter of 2017 due to staff additions for the premium finance division, increased staffing related to the Company’s ongoing BSA compliance efforts, and staff additions for the equipment finance line of business. Occupancy and equipment expense decreased to $6.1 million in the second quarter of 2017, compared with $6.4 million in the second quarter of 2016. Data processing and telecommunications expense increased to $7.0 million in the second quarter of 2017, compared with $6.0 million in the second quarter of 2016 due to an increase in the number of accounts being processed by our core banking system and additional software fees incurred related to the build out of our Bank Secrecy Act compliance program which we expect to stabilize. Credit resolution-related expenses decreased from $1.8 million in the second quarter of 2016 to $599,000 in the second quarter of 2017. Advertising and marketing expenses increased from $854,000 in the second quarter of 2016 to $1.3 million in the second quarter of 2017. Other noninterest expenses increased from $8.5 million in the second quarter of 2016 to $10.6 million in the second quarter of 2017 due primarily to management and licensing fees associated with the premium finance division as well as loan servicing fees associated with consumer installment home improvement loans serviced by an unrelated third party.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2017, the Company reported income tax expense of $10.3 million, compared with $9.7 million in the same period of 2016. This increase in income tax expense is directly correlated to the increase in pre-tax income for the periods. The Company’s effective tax rate for the three months ending June 30, 2017 and 2016 was 30.9% and 32.5%, respectively.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $44.2 million, or $1.20 per diluted share, for the six months ended June 30, 2017, compared with $32.4 million, or $0.95 per diluted share, for the same period in 2016. The Company’s return on average assets and average shareholders’ equity were 1.27% and 12.13%, respectively, for the six months ended June 30, 2017, compared with 1.11% and 11.24%, respectively, for the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, the Company incurred pre-tax merger and conversion charges of $402,000 and $6.4 million, respectively, as well as pre-tax losses on the sale of premises of $865,000 and $324,000, respectively. Excluding these merger and conversion charges and losses on the sale of premises, the Company’s net income would have been $45.1 million, or $1.23 per diluted share, and $36.7 million, or $1.08 per diluted share, for the first six months of 2017 and 2016, respectively. Below is a reconciliation of operating net income to net income, as discussed above.

Below is a reconciliation of adjusted operating net income to net income, as discussed above.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income available to common shareholders	$23,087	$20,049	$44,240	$32,366
Adjustment items:
Merger and conversion charges	-	-	402	6,359
Losses on sale of premises	570	401	865	324
Tax effect of management adjusted charges	(199)	(140)	(443)	(2,339)
After tax management-adjusted charges	371	261	824	4,344
Adjusted operating net income	$23,458	$20,310	$45,064	$36,710

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first six months of 2017 and 2016, respectively:

	Six Months Ended June 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$110,906	$9,028	$2,946	$2,471	$13,110	$138,461
Interest expense	8,980	2,582	587	679	1,886	14,714
Net interest income	101,926	6,446	2,359	1,792	11,224	123,747
Provision for loan losses	3,473	355	(56)	99	170	4,041
Noninterest income	25,967	23,566	757	3,533	72	53,895
Noninterest expense
Salaries and employee benefits	38,203	14,979	274	1,481	1,989	56,926
Equipment and occupancy expenses	10,684	1,129	2	105	103	12,023
Data processing and telecommunications expenses	12,421	757	52	3	367	13,600
Other expenses	19,450	2,029	86	470	4,248	26,283
Total noninterest expense	80,758	18,894	414	2,059	6,707	108,832
Income before income tax expense	43,662	10,763	2,758	3,167	4,419	64,769
Income tax expense	12,951	3,862	979	1,109	1,628	20,529
Net income	$30,711	$6,901	$1,779	$2,058	$2,791	$44,240

	Six Months Ended June 30, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$103,313	$6,313	$2,641	$1,632	$-	$113,899
Interest expense	7,010	1,329	233	302	-	8,874
Net interest income	96,303	4,984	2,408	1,330	-	105,025
Provision for loan losses	1,414	93	-	63	-	1,570
Noninterest income	25,753	22,928	773	3,211	-	52,665
Noninterest expense
Salaries and employee benefits	37,417	14,651	296	1,354	-	53,718
Equipment and occupancy expenses	11,051	893	2	125	-	12,071
Data processing and telecommunications expenses	11,505	610	45	2	-	12,162
Other expenses	27,507	2,089	51	361	-	30,008
Total noninterest expense	87,480	18,243	394	1,842	-	107,959
Income before income tax expense	33,162	9,576	2,787	2,636	-	48,161
Income tax expense	10,545	3,352	975	923	-	15,795
Net income	$22,617	$6,224	$1,812	$1,713	$-	$32,366

Interest Income

Interest income, on a tax-equivalent basis, for the six months ended June 30, 2017 was $141.6 million, an increase of $26.0 million, or 22.5%, as compared with $115.6 million for the same period in 2016. Average earning assets for the six-month period increased $1.13 billion, or 21.1%, to $6.47 billion as of June 30, 2017, compared with $5.34 billion as of June 30, 2016. The increase in average earning assets is due to organic growth in the loan portfolio coupled with acquisition activity during the first quarter of 2016. Yield on average earning assets increased to 4.42% for the six months ended June 30, 2017, compared with 4.35% in the first six months of 2016. The increase in the yield on average earning assets was primarily attributable to the growth in legacy loans.

Interest Expense

Total interest expense for the six months ended June 30, 2017 amounted to $14.7 million, reflecting a $5.8 million increase from the $8.9 million expense recorded in the same period of 2016. During the six-month period ended June 30, 2017, the Company’s funding costs increased to 0.47% from 0.34% reported in 2016. Deposit costs increased to 0.30% during the six-month period ended June 30, 2017, compared with 0.23% during the same period in 2016. Total non-deposit funding costs decreased to 1.87% during the six-month period ended June 30, 2017, compared with 2.81% during the first six months of 2016. The decrease in non-deposit funding costs was driven primarily by an increased utilization of lower rate short-term FHLB advances.

Net Interest Income

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2017 and 2016. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Six Months Ended June 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$134,527	$664	1.00%	$156,053	$504	0.65%
Investment securities	864,799	11,252	2.62	828,566	10,355	2.51
Loans held for sale	94,368	1,711	3.66	91,528	1,576	3.46
Loans	3,838,324	90,412	4.75	2,536,566	60,215	4.77
Purchased loans	1,004,252	29,938	6.01	1,098,755	34,052	6.23
Purchased loan pools	530,480	7,618	2.90	628,840	8,874	2.84
Total interest-earning assets	6,466,750	141,595	4.42	5,340,308	115,576	4.35
Noninterest-earning assets	570,732			536,197
Total assets	$7,037,482			$5,876,505

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$2,990,256	$4,651	0.31%	$2,716,632	$3,203	0.24%
Time deposits	981,824	3,692	0.76	864,386	2,453	0.57
Federal funds purchased and securities sold under agreements to repurchase	34,796	33	0.19	48,037	59	0.25
FHLB advances	504,467	2,145	0.86	56,922	178	0.63
Other borrowings	61,758	1,717	5.61	47,033	854	3.65
Subordinated deferrable interest debentures	84,545	2,476	5.91	77,988	2,127	5.48
Total interest-bearing liabilities	4,657,646	14,714	0.64	3,810,998	8,874	0.47
Demand deposits	1,609,777			1,461,814
Other liabilities	34,594			24,381
Shareholders’ equity	735,465			579,312
Total liabilities and shareholders’ equity	$7,037,482			$5,876,505
Interest rate spread			3.78%			3.88%
Net interest income		$126,881			$106,702
Net interest margin			3.96%			4.02%

For the year-to-date period ending June 30, 2017, the Company reported $126.9 million of net interest income on a tax-equivalent basis, an increase of $20.2 million, or 18.9%, compared with $106.7 million of net interest income for the same period in 2016.  The average balance of earning assets increased $1.13 billion, or 21.1%, from $5.34 billion during the first six months of 2016 to $6.47 billion during the first six months of 2017. The increase in average earning assets is due to organic growth in the loan portfolio coupled with acquisition activity during the first quarter of 2016. The Company’s net interest margin decreased to 3.96% in the six-month period ending June 30, 2017, compared with 4.02% in the same period in 2016. The decrease in the net interest margin was primarily attributable to the increase in yield on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased to $4.0 million for the six months ended June 30, 2017, compared with $1.6 million in the same period in 2016. . For the six-month period ended June 30, 2017, the Company had legacy net charge-offs totaling $2.3 million, compared with $1.6 million for the same period in 2016. Annualized legacy net charge-offs as a percentage of average legacy loans decreased to 0.12% during the first six months of 2017, compared with 0.13% during the first six months of 2016. For the six-month period ended June 30, 2017, the Company had total loan net charge-offs totaling $2.9 million, compared with $898,000 for the same period in 2016. Annualized total loan net charge-offs as a percentage of average total loans increased to 0.11% during the first six months of 2017, compared with 0.04% during the first six months of 2016. Non-performing assets declined to $60.1 million at June 30, 2017, compared with $74.0 million at June 30, 2016

Noninterest Income

Non-interest income for the first six months of 2017 was $53.9 million, compared with $52.7 million in the same period in 2016. Service charges on deposit accounts increased $828,000 to $21.2 million in the first six months of 2017, compared with $20.4 million in the same period in 2016.  Service charge revenues on both commercial and consumer accounts increased, while overdraft fee income declined. Income from mortgage banking activity increased from $24.4 million in the first six months of 2016 to $25.2 million in the first six months of 2017, due to higher levels of production. Other service charges, commissions and fees decreased to $1.4 million in the first six months of 2017, compared with $2.1 million in the first six months of 2016. Other non-interest income increased from $5.8 million during the first six months of 2016 to $6.1 million during the first six months of 2017.

Noninterest Expense

Total operating expenses for the first six months of 2017 increased $873,000, or 0.8%, to $108.8 million, compared with $108.0 million in the same period in 2016. Salaries and benefits for the first six months of 2017 increased $3.2 million as compared with the first six months of 2016 due to staff additions for the premium finance division, increased staffing related to the Company’s ongoing BSA compliance efforts, staff additions for the equipment finance line of business, and the acquisition of Jacksonville Bancorp, Inc. (“JAXB”) during the first quarter of 2016. Occupancy and equipment expenses for the first six months of 2017 amounted to $12.0 million, compared with $12.1 million for the same period in 2016. Data processing and telecommunications expenses increased from $12.2 million in the first six months of 2016 to $13.6 million in the first six months of 2017. Credit resolution-related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $1.5 million for the first six months of 2017, compared with $3.6 million in the first six months of 2016. Advertising and marketing expenses increased from $1.7 million for the first six months of 2016 to $2.4 million for the first six months of 2017. Merger and conversion charges were $402,000 and $6.4 million for the six months ended June 30, 2017 and 2016, respectively, reflecting the first quarter 2016 acquisition of JAXB. Other noninterest expense increased $3.8 million for the first six months of 2017 as compared with the first six months of 2016 due primarily to management and licensing fees associated with the premium finance division as well as loan servicing fees associated with consumer installment home improvement loans serviced by an unrelated third party.

Income Taxes

In the first six months of 2017, the Company recorded income tax expense of $20.5 million, compared with $15.8 million in the same period of 2016. This increase in income tax expense is directly correlated to the increase in pre-tax income for the periods. The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 31.7% and 32.8%, respectively.

Financial Condition as of June 30, 2017

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2017, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2017, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

(dollars in thousands)	Amortized Cost	Fair Value	Book Yield	Modified Duration	Estimated Cash Flows 12 months

June 30, 2017
U.S. government sponsored agencies	$1,000	$1,009	3.20%	0.44	$1,000
State, county and municipal securities	142,028	145,108	4.03%	5.00	14,333
Corporate debt securities	47,252	47,612	3.97%	5.50	3,500
Mortgage-backed securities	626,400	624,964	2.33%	3.92	103,043
Total debt securities	$816,680	$818,693	2.72%	4.20	$121,876

December 31, 2016
U.S. government sponsored agencies	$999	$1,020	3.20%	0.92	$1,000
State, county and municipal securities	149,899	152,035	3.73%	5.34	7,884
Corporate debt securities	32,375	32,172	2.94%	4.87	2,000
Mortgage-backed securities	641,362	637,508	2.38%	4.33	94,081
Total debt securities	$824,635	$822,735	2.65%	4.53	$104,965

Loans and Allowance for Loan Losses

At June 30, 2017, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $5.82 billion, an increase from $5.37 billion reported at December 31, 2016. Loans held for sale increased from $105.9 million at December 31, 2016 to $146.8 million at June 30, 2017. Legacy loans (excluding purchased loans and purchased loan pools) increased $603.4 million, from $3.63 billion at December 31, 2016 to $4.23 billion at June 30, 2017, driven primarily by increased growth in commercial, financial and agricultural, construction and development, and commercial real estate loan categories. Purchased loans decreased $118.7 million, from $1.07 billion at December 31, 2016 to $950.5 million at June 30, 2017, due to paydowns of $119.7 million, transfers to other real estate owned of $3.3 million and charge-offs of $1.9 million, partially offset by accretion of $6.2 million. Purchased loan pools decreased $78.2 million, from $568.3 million at December 31, 2016 to $490.1 million at June 30, 2017 due to payments on the portfolio of $71.5 million and premium amortization of $2.1 million during the first six months of 2017.

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

At the end of the second quarter of 2017, the allowance for loan losses allocated to legacy loans totaled $21.7 million, or 0.51% of legacy loans, compared with $20.5 million, or 0.56% of legacy loans, at December 31, 2016. The similarity in the allowance for loan losses as a percentage of legacy loans reflects the stability in the credit risk of our portfolio, both from the mix of loan and collateral types and the credit quality of the loan portfolio. Our legacy nonaccrual loans decreased from $18.1 million at December 31, 2016 to $17.1 million at June 30, 2017. For the first six months of 2017, our legacy net charge off ratio as a percentage of average legacy loans decreased to 0.12%, compared with 0.13% for the first six months of 2016. The total provision for loan losses for the first six months of 2017 increased to $4.0 million, compared with $1.6 million for the first six months of 2016. Our ratio of total nonperforming assets to total assets decreased from 0.94% at December 31, 2016 to 0.81% at June 30, 2017.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 8.9%, or $1.6 million, during the first six months of 2017, while the balance of loans collectively evaluated for impairment increased 8.6%, or $436.7 million, during the same period. A significant portion of the loan growth was concentrated in lower risk categories such as commercial premium finance loans and municipal loans which did not require as large of an allowance for loan losses as other categories of loans. In addition to the change of type of loan growth, we also experienced a decline in our historical loss rates across nearly all loan portfolios. We consider a four year loss rate on all loan categories and our charge off ratios have been declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as weak commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans remained stable at 0.35% at December 31, 2016 and 0.35% at June 30, 2017. The largest decrease was in the legacy residential real estate category, which decreased from 0.51% at December 31, 2016 to 0.45% at June 30, 2017. The reason for this decline is the positive trend in net losses within that category.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment decreased 6.0%, or $386,000, during the first six months of 2017, while the balance of loans individually evaluated for impairment increased 16.1%, or $9.8 million, during the same period. This decrease in the allowance for loan losses allocated to loans individually evaluated for impairment is primarily attributable to the legacy residential real estate category, partially offset by an increase in the allowance for loan losses allocated to loans individually evaluated in the legacy commercial, financial and agricultural loan category.

The following tables present an analysis of the allowance for loan losses as of and for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Balance of allowance for loan losses at beginning of period	$23,920	$21,062
Provision charged to operating expense	4,041	1,570
Charge-offs:
Commercial, financial and agricultural	805	947
Real estate – residential	1,179	591
Real estate – commercial and farmland	395	708
Real estate – construction and development	94	264
Consumer installment and Other	602	118
Purchased loans	1,311	562
Purchased loan pools	-	-
Total charge-offs	4,386	3,190

Recoveries:
Commercial, financial and agricultural	290	160
Real estate – residential	134	328
Real estate – commercial and farmland	130	178
Real estate – construction and development	118	343
Consumer installment and Other	61	41
Purchased loans	793	1,242
Purchased loan pools	-	-
Total recoveries	1,526	2,292
Net charge-offs	2,860	898
Balance of allowance for loan losses at end of period	$25,101	$21,734

	As of and for the Six Months Ended June 30, 2017
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$21,687	$1,791	$1,623	$25,101
Net charge-offs (recoveries) for the period	2,342	518	-	2,860
Loan balances:
End of period	4,230,228	950,499	490,114	5,670,841
Average for the period	3,838,324	1,004,252	530,480	5,373,056
Net charge-offs as a percentage of average loans	0.12%	0.10%	0.00%	0.11%
Allowance for loan losses as a percentage of end of period loans	0.51%	0.19%	0.33%	0.44%

	As of and for the Six Months Ended June 30, 2016
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$19,148	$1,387	$1,199	$21,734
Net charge-offs (recoveries) for the period	1,578	(680)	-	898
Loan balances:
End of period	2,819,071	1,193,635	610,425	4,623,131
Average for the period	2,536,566	1,098,755	628,840	4,264,161
Net charge-offs as a percentage of average loans	0.13%	(0.12)%	0.00%	0.04%
Allowance for loan losses as a percentage of end of period loans	0.68%	0.12%	0.20%	0.47%

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $950.5 million and $1.07 billion at June 30, 2017 and December 31, 2016, respectively. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $11.3 million and $12.5 million, at June 30, 2017 and December 31, 2016, respectively.

The Bank initially recorded purchased loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans are adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. During the six months ended June 30, 2017 and 2016, the Company recorded for purchased loans a net provision for loan loss of $683,000 and $707,000, respectively. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively.

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial, financial and agricultural	$87,612	$96,537
Real estate – construction and development	73,567	81,368
Real estate – commercial and farmland	510,312	576,355
Real estate – residential	275,504	310,277
Consumer installment	3,504	4,654
	$950,499	$1,069,191

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2017, purchased loan pools totaled $490.1 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $483.2 million and $6.9 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $1.6 million and $1.8 million of the allowance for loan losses to the purchased loan pools at June 30, 2017 and December 31, 2016, respectively.

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

Nonaccrual loans, excluding purchased loans, totaled $17.1 million at June 30, 2017, a decrease of 5.7% from $18.1 million reported at December 31, 2016. Nonaccrual purchased loans totaled $17.4 million at June 30, 2017, a decrease of 24.4%, compared with $23.0 million at December 31, 2016. At June 30, 2017, OREO, excluding purchased OREO, totaled $11.5 million, compared with $10.9 million at December 31, 2016. Purchased OREO totaled $11.3 million at June 30, 2017, compared with $12.5 million at December 31, 2016. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2017, total non-performing assets decreased to 0.81% of total assets, compared with 0.94% at December 31, 2016.

Non-performing assets at June 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	June 30, 2017	December 31, 2016
Nonaccrual loans, excluding purchased loans	$17,083	$18,114
Nonaccrual purchased loans	17,357	22,966
Nonaccrual purchased loan pools	918	-
Accruing loans delinquent 90 days or more, excluding purchase loans	1,784	-
Accruing purchased loans delinquent 90 days or more	147	-
Foreclosed assets, excluding purchased assets	11,483	10,874
Purchased other real estate owned	11,330	12,540
Total non-performing assets	$60,102	$64,494

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of June 30, 2017 and December 31, 2016, the Company had a balance of $14.6 million and $18.2 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at June 30, 2017 and December 31, 2016:

June 30, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$40	15	$136
Real estate – construction & development	7	429	2	34
Real estate – commercial & farmland	16	4,859	4	192
Real estate – residential	74	6,829	17	1,975
Consumer installment	7	12	34	133
Total	107	$12,169	72	$2,470

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	4	$47	15	$114
Real estate – construction & development	8	686	2	34
Real estate – commercial & farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2017 and December 31, 2016:

June 30, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	11	$65	7	$109
Real estate – construction & development	7	429	2	34
Real estate – commercial & farmland	16	4,689	4	362
Real estate – residential	77	7,960	14	844
Consumer installment	25	72	16	74
Total	136	$13,215	43	$1,423

December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	12	$82	7	$79
Real estate – construction & development	8	686	2	34
Real estate – commercial & farmland	16	4,119	5	2,970
Real estate – residential	84	9,248	13	831
Consumer installment	25	76	14	71
Total	145	$14,211	41	$3,985

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2017 and December 31, 2016:

June 30, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$2,462	4	$108
Forgiveness of principal	3	1,274	-	-
Forbearance of principal	5	45	8	1,404
Rate reduction only	12	1,537	1	29
Rate reduction, forbearance of interest	31	2,133	24	505
Rate reduction, forbearance of principal	8	1,697	27	179
Rate reduction, forgiveness of interest	36	3,017	4	232
Rate reduction, forgiveness of principal	1	4	4	13
Total	107	$12,169	72	$2,470

December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,685	5	$146
Forgiveness of principal	3	1,303	-	-
Forbearance of principal	8	2,210	9	315
Rate reduction only	12	1,573	1	29
Rate reduction, forbearance of interest	38	2,618	21	1,647
Rate reduction, forbearance of principal	8	1,734	29	1,506
Rate reduction, forgiveness of interest	37	3,086	3	341
Rate reduction, forgiveness of principal	-	-	1	3
Total	117	$14,209	69	$3,987

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2017 and December 31, 2016:

June 30, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$666	1	$79
Raw land	9	729	2	34
Hotel and motel	3	1,451	-	-
Office	3	467	-	-
Retail, including strip centers	5	2,218	2	68
1-4 family residential	74	6,622	20	2,025
Automobile/equipment/CD	8	14	46	262
Unsecured	1	2	1	2
Total	107	$12,169	72	$2,470

December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$763	-	$-
Raw land	9	742	2	34
Apartments	-	-	3	1,505
Hotel and motel	3	1,525	-	-
Office	3	477	-	-
Retail, including strip centers	4	1,298	-	-
1-4 family residential	82	9,340	17	746
Church	-	-	2	1,465
Automobile/equipment/CD	10	61	44	233
Unsecured	1	3	1	4
Total	117	$14,209	69	$3,987

As of June 30, 2017 and December 31, 2016, the Company had a balance of $27.3 million and $28.1 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at June 30, 2017 and December 31, 2016:

June 30, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	4	$21
Real estate – construction & development	3	1,028	6	356
Real estate – commercial & farmland	17	7,410	11	3,935
Real estate – residential	120	12,582	32	1,965
Consumer installment	-	-	2	7
Total	140	$21,020	55	$6,284

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	1	$1	4	$91
Real estate – construction & development	6	1,358	3	30
Real estate – commercial & farmland	20	8,460	5	2,402
Real estate – residential	123	13,713	33	2,077
Consumer installment	3	11	1	-
Total	153	$23,543	46	$4,600

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2017 and December 31, 2016:

June 30, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	-	$-	4	$21
Real estate – construction & development	8	1,377	1	7
Real estate – commercial & farmland	27	11,119	1	226
Real estate – residential	129	13,027	23	1,520
Consumer installment	1	4	1	3
Total	165	$25,527	30	$1,777

December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial & agricultural	3	$16	2	$76
Real estate – construction & development	8	1,378	1	9
Real estate – commercial & farmland	25	10,862	-	-
Real estate – residential	126	13,484	30	2,306
Consumer installment	4	11	-	-
Total	166	$25,751	33	$2,391

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2017 and December 31, 2016:

June 30, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$1,180	9	$1,805
Forgiveness of principal	-	-	1	63
Forbearance of principal	9	2,340	6	1,927
Rate reduction only	74	11,677	13	1,372
Rate reduction, forbearance of interest	17	1,501	21	916
Rate reduction, forbearance of principal	11	2,342	5	201
Rate reduction, forgiveness of interest	24	1,980	-	-
Total	140	$21,020	55	$6,284

December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$3,553	4	$207
Forbearance of principal	7	2,003	5	1,528
Payment modification only	-	-	-	-
Forbearance of principal, extended amortization	1	78	1	323
Rate reduction only	78	12,710	13	1,385
Rate reduction, forbearance of interest	20	1,387	19	632
Rate reduction, forbearance of principal	11	1,617	3	231
Rate reduction, forgiveness of interest	24	2,195	1	294
Total	153	$23,543	46	$4,600

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2017 and December 31, 2016:

June 30, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,426	-	$-
Raw land	3	1,050	7	861
Hotel and motel	1	152	1	518
Office	2	479	2	516
Retail, including strip centers	8	5,106	1	178
1-4 family residential	122	12,807	35	2,722
Church	-	-	2	1,413
Automobile/equipment/CD	-	-	7	76
Total	140	$21,020	55	$6,284

December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,532	-	$-
Raw land	7	1,919	4	86
Hotel and motel	1	154	1	558
Office	3	967	-	-
Retail, including strip centers	7	4,489	1	197
1-4 family residential	127	14,470	33	2,318
Church	-	-	1	1,298
Automobile/equipment/CD	4	12	6	143
Total	153	$23,543	46	$4,600

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

As of June 30, 2017, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2017 and December 31, 2016. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$560,424	10%	$444,412	8%
Multi-family loans	153,775	3%	130,723	3%
Nonfarm non-residential loans (excluding owner occupied)	1,035,708	18%	985,496	19%
Total CRE Loans (excluding owner occupied)	1,749,907	31%	1,560,631	30%
All other loan types	3,920,934	69%	3,703,695	70%

Total Loans	$5,670,841	100%	$5,264,326	100%

The following table outlines the percentage of total CRE loans, net of owner occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of June 30, 2017 and December 31, 2016:

	Internal Limit	June 30, 2017 Actual	December 31, 2016 Actual
Construction and development	100%	72%	72%
Commercial real estate	300%	226%	253%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At June 30, 2017, the Company’s short-term investments were $137.8 million, compared with $71.2 million at December 31, 2016. At June 30, 2017, the Company did not have any federal funds sold and all $137.8 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at June 30, 2017 and December 31, 2016 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of approximately $867,000 and $978,000 at June 30, 2017 and December 31, 2016, respectively.

The Company has fair value hedges with a combined notional amount of $22.9 million at June 30, 2017 for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $208,000 and a liability of approximately $104,000 at June 30, 2017. At December 31, 2016, the Company had fair value hedges with a combined notional amount of $20.2 million. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $229,000 and a liability of approximately $96,000 at December 31, 2016.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $4.9 million and $4.3 million at June 30, 2017 and December 31, 2016, respectively, and a liability of approximately $306,000 and $0 at June 30, 2017 and December 31, 2016, respectively.

No material hedge ineffectiveness from cash flow or fair value hedges was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

On January 18, 2017, the Company issued 128,572 unregistered shares of its common stock to William J. Villari in exchange for 4.99% of the outstanding shares of common stock of USPF. A registration statement was filed with the Securities and Exchange Commission on February 13, 2017 to register the resale or other disposition of these shares. The issuance of the 128,572 common shares was valued at $45.45 per share, resulting in an increase in shareholders’ equity of $5.8 million.

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

As of June 30, 2017, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.91%	8.68%
Ameris Bank	10.77	9.27
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.24	8.32
Ameris Bank	12.64	10.35
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.62	9.69
Ameris Bank	12.64	10.35
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.29	10.11
Ameris Bank	13.06	10.77

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2017 and December 31, 2016, the net carrying value of the Company’s other borrowings was $679.6 million and $492.3 million, respectively. On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. These subordinated notes are included in other borrowings at June 30, 2017 at a net carrying value of $73.7 million. See Note 8 for additional details on the subordinated notes.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Investment securities available for sale to total deposits	14.13%	14.72%	14.76%	15.80%	16.29%
Loans (net of unearned income) to total deposits	97.88%	94.31%	94.42%	91.32%	89.26%
Interest-earning assets to total assets	92.14%	91.98%	91.32%	91.25%	90.62%
Interest-bearing deposits to total deposits	71.12%	70.67%	71.78%	70.54%	70.00%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2017 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At June 30, 2017, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of approximately $867,000 and $978,000 at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, the Company had fair value hedges with a combined notional amount of $22.9 million for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $208,000 and a liability of approximately $104,000 at June 30, 2017. At December 31, 2016, the Company had fair value hedges with a combined notional amount of $20.2 million. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $229,000 and a liability of approximately $96,000 at December 31, 2016.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $4.9 million and $4.3 million at June 30, 2017 and December 31, 2016, respectively, and a liability of $306,000 and $0 at June 30, 2017 and December 31, 2016, respectively.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a 12-month and 24-month period is subjected to gradual and parallel shocks of 100, 200, 300 and 400 basis point increases and decreases in market rates and is monitored on a quarterly basis

Additional information required by Item 305 of Regulation S-K is set forth under Part I, Item 2 of this report.

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

During the quarter ended June 30, 2017, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	-	$-	-	$-
May 1, 2017 through May 31, 2017	626	$45.95	-	$-
June 1, 2017 through June 30, 2017	-	$-	-	$-
Total	626	$45.95	-	$-

(1)	The shares purchased from April 1, 2017 through June 30, 2017 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

Dated: August 9, 2017	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(duly authorized signatory and principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Bylaws of Ameris Bancorp, as amended and restated effective July 18, 2017 (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 21, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101	The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended June 30, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

