Form 10-Q
period 2017-09-30
Ameris Bancorp
filed 2017-11-09
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 37,231,049 shares of Common Stock outstanding as of November 3, 2017.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$131,071	$127,164
Federal funds sold and interest-bearing deposits in banks	112,844	71,221
Investment securities available for sale, at fair value	819,593	822,735
Other investments	47,977	29,464
Loans held for sale, at fair value	137,392	105,924

Loans	4,574,678	3,626,821
Purchased loans	917,126	1,069,191
Purchased loan pools	465,218	568,314
Loans, net of unearned income	5,957,022	5,264,326
Allowance for loan losses	(25,966)	(23,920)
Loans, net	5,931,056	5,240,406

Other real estate owned, net	9,391	10,874
Purchased other real estate owned, net	9,946	12,540
Total other real estate owned, net	19,337	23,414

Premises and equipment, net	119,458	121,217
Goodwill	125,532	125,532
Other intangible assets, net	14,437	17,428
Deferred income taxes, net	39,365	40,776
Cash value of bank owned life insurance	79,241	78,053
Other assets	72,517	88,697
Total assets	$7,649,820	$6,892,031

Liabilities
Deposits:
Noninterest-bearing	$1,718,022	$1,573,389
Interest-bearing	4,177,482	4,001,774
Total deposits	5,895,504	5,575,163
Securities sold under agreements to repurchase	14,156	53,505
Other borrowings	808,572	492,321
Subordinated deferrable interest debentures	85,220	84,228
Other liabilities	44,447	40,377
Total liabilities	6,847,899	6,245,594

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Common stock, par value $1 (100,000,000 shares authorized; 38,705,910 and 36,377,807 shares issued at September 30, 2017 and December 31, 2016, respectively)	38,706	36,378
Capital surplus	506,779	410,276
Retained earnings	267,694	214,454
Accumulated other comprehensive income (loss), net of tax	3,241	(1,058)
Treasury stock, at cost (1,474,861 shares and 1,456,333 shares at September 30, 2017 and December 31, 2016, respectively)	(14,499)	(13,613)
Total shareholders’ equity	801,921	646,437
Total liabilities and shareholders’ equity	$7,649,820	$6,892,031

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$70,462	$57,322	$197,447	$160,677
Interest on taxable securities	5,062	4,336	15,057	13,476
Interest on nontaxable securities	392	397	1,209	1,297
Interest on deposits in other banks and federal funds sold	406	155	1,070	659
Total interest income	76,322	62,210	214,783	176,109

Interest expense
Interest on deposits	5,136	3,074	13,479	8,730
Interest on other borrowings	4,331	2,069	10,702	5,287
Total interest expense	9,467	5,143	24,181	14,017

Net interest income	66,855	57,067	190,602	162,092
Provision for loan losses	1,787	811	5,828	2,381
Net interest income after provision for loan losses	65,068	56,256	184,774	159,711

Noninterest income
Service charges on deposit accounts	10,535	11,358	31,714	31,709
Mortgage banking activity	13,340	14,067	38,498	38,420
Other service charges, commissions and fees	699	791	2,137	2,869
Gain on sale of securities	—	—	37	94
Other noninterest income	2,425	2,648	8,508	8,437
Total noninterest income	26,999	28,864	80,894	81,529

Noninterest expense
Salaries and employee benefits	32,583	27,982	89,509	81,700
Occupancy and equipment expense	6,036	5,989	18,059	18,060
Data processing and communications costs	7,050	6,185	20,650	18,347
Credit resolution-related expenses	1,347	1,526	2,879	5,089
Advertising and marketing expense	1,247	1,249	3,612	2,908
Amortization of intangible assets	941	993	2,990	3,332
Merger and conversion charges	92	—	494	6,359
Other noninterest expenses	14,471	9,275	34,406	25,363
Total noninterest expense	63,767	53,199	172,599	161,158

Income before income tax expense	28,300	31,921	93,069	80,082
Income tax expense	8,142	10,364	28,671	26,159
Net income	20,158	21,557	64,398	53,923

Other comprehensive income
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $966, ($1,481), $2,348 and $4,160	1,795	(2,752)	4,361	7,724
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $0, $0, $13 and $33	—	—	(24)	(61)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of $14, $130, ($21) and ($306)	25	241	(38)	(567)
Other comprehensive income	1,820	(2,511)	4,299	7,096
Total comprehensive income	$21,978	$19,046	$68,697	$61,019

Basic earnings per common share	$0.54	$0.62	$1.76	$1.58
Diluted earnings per common share	$0.54	$0.61	$1.74	$1.56
Dividends declared per common share	$0.10	$0.10	$0.30	$0.20
Weighted average common shares outstanding (in thousands)
Basic	37,225	34,870	36,690	34,156
Diluted	37,553	35,195	37,017	34,470

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	36,377,807	$36,378	33,625,162	$33,625
Issuance of common stock	2,141,072	2,141	2,549,469	2,549
Issuance of restricted shares	84,147	84	125,581	126
Cancellation of restricted shares	(472)	—	(7,085)	(7)
Proceeds from exercise of stock options	103,356	103	54,510	55
Issued at end of period	38,705,910	$38,706	36,347,637	$36,348

Capital Surplus
Balance at beginning of period		$410,276		$337,349
Share-based compensation		2,419		1,586
Issuance of common shares, net of issuance costs of $4,925 and $0		92,359		69,906
Issuance of restricted shares		(84)		(126)
Cancellation of restricted shares		—		7
Proceeds from exercise of stock options		1,809		908
Balance at end of period		$506,779		$409,630

Retained Earnings
Balance at beginning of period		$214,454		$152,820
Net income		64,398		53,923
Dividends on common shares		(11,158)		(6,974)
Balance at end of period		$267,694		$199,769

Accumulated Other Comprehensive Income, Net of Tax
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$(1,058)		$3,353
Other comprehensive income during the period		4,299		7,096
Balance at end of period		$3,241		$10,449

Treasury Stock
Balance at beginning of period	1,456,333	$(13,613)	1,413,777	$(12,388)
Purchase of treasury shares	18,528	(886)	42,556	(1,225)
Balance at end of period	1,474,861	$(14,499)	1,456,333	$(13,613)

Total Shareholders’ Equity		$801,921		$642,583

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$64,398	$53,923
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	6,918	7,041
Net losses on sale or disposal of premises and equipment	956	112
Provision for loan losses	5,828	2,381
Net losses on sale of other real estate owned including write-downs	501	1,844
Share-based compensation expense	2,419	1,586
Amortization of intangible assets	2,990	3,332
Provision for deferred taxes	(962)	(6,369)
Net amortization of investment securities available for sale	4,815	5,086
Net gains on securities available for sale	(37)	(94)
Accretion of discount on purchased loans	(9,023)	(12,926)
Amortization of premium on purchased loan pools	2,943	4,149
Net accretion (amortization) on other borrowings	62	(57)
Amortization of subordinated deferrable interest debentures	992	1,123
Originations of mortgage loans held for sale	(1,113,188)	(1,051,812)
Payments received on mortgage loans held for sale	799	1,167
Proceeds from sales of mortgage loans held for sale	961,831	982,898
Net gains on sale of mortgage loans held for sale	(36,451)	(41,935)
Originations of SBA loans	(25,720)	(57,462)
Proceeds from sales of SBA loans	23,952	21,656
Net gains on sale of SBA loans	(3,423)	(3,054)
Increase in cash surrender value of BOLI	(1,188)	(1,318)
Changes in FDIC loss-share receivable/payable, net of cash payments received	1,974	10,277
Change attributable to other operating activities	12,931	16,202
Net cash used in operating activities	(95,683)	(62,250)

Investing Activities, net of effects of business combinations
Purchase of securities available for sale	(83,090)	(134,786)
Proceeds from prepayments and maturities of securities available for sale	85,036	93,513
Proceeds from sales of securities available for sale	3,090	53,026
Net increase in other investments	(12,669)	(13,050)
Net increase in loans, excluding purchased loans	(786,548)	(556,182)
Payments received on purchased loans	155,033	186,319
Purchases of loan pools	—	(151,481)
Payments received on purchased loan pools	95,533	115,409
Purchases of premises and equipment	(3,016)	(8,250)
Proceeds from sales of premises and equipment	16	207
Proceeds from sales of other real estate owned	11,989	18,329
Payments received from (payments to) FDIC under loss-share agreements	(97)	4,770
Net cash proceeds paid in acquisitions	—	(7,205)
Net cash used in investing activities	(534,723)	(399,381)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Financing Activities, net of effects of business combinations
Net increase in deposits	$320,341	$25,448
Net decrease in securities sold under agreements to repurchase	(39,349)	(20,938)
Proceeds from other borrowings	1,687,692	339,500
Repayment of other borrowings	(1,371,503)	(53,513)
Issuance of common stock	88,656	—
Proceeds from exercise of stock options	1,912	963
Dividends paid - common stock	(10,927)	(5,096)
Purchase of treasury shares	(886)	(1,225)
Net cash provided by financing activities	675,936	285,139

Net increase (decrease) in cash and cash equivalents	45,530	(176,492)
Cash and cash equivalents at beginning of period	198,385	390,563
Cash and cash equivalents at end of period	$243,915	$214,071

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$23,369	$13,791
Income taxes	28,212	30,969
Loans (excluding purchased loans) transferred to other real estate owned	4,043	2,101
Purchased loans transferred to other real estate owned	4,294	6,262
Loans transferred from loans held for sale to loans held for investment	165,352	94,601
Loans provided for the sales of other real estate owned	1,334	1,471
Assets acquired in business acquisitions	—	561,440
Liabilities assumed in business acquisitions	—	465,048
Issuance of common stock in acquisitions	—	72,455
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	5,844	—
Change in unrealized gain (loss) on securities available for sale, net of tax	4,337	7,724
Change in unrealized gain (loss) on cash flow hedge, net of tax	(38)	(567)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2017, the Bank operated 97 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Accounting Standards Pending Adoption

ASU 2017-12 – "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purposes of ASU 2017-12 are to (1) improve the transparency and understandability of information conveyed in financial statements about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with the economic objectives of those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption in an interim period permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the beginning of the fiscal year of adoption. The Company is currently evaluating the provisions of ASU 2017-12 to determine the potential impact the new standard will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.
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

ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective prospectively, for annual and interim periods, beginning after December 15, 2017. Management has substantially completed its evaluation of the impact ASU 2014-09 will have on the Company’s consolidated financial statements.  Based on this evaluation to date, management has determined that for the revenue streams of the Company within the scope of ASU 2014-09, the new accounting guidance will not change the timing or amount of revenue recognized.  The adoption of ASU 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

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

Because USPF does not have a readily determinable fair value and Ameris does not exercise significant influence over USPF, the investment is carried at cost and is included in other investments in the Company’s consolidated balance sheet. The net carrying value of the Company’s investment in USPF was $5.8 million as of September 30, 2017.

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

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
U.S. government sponsored agencies	$1,000	$4	$—	$1,004
State, county and municipal securities	140,190	3,271	(74)	143,387
Corporate debt securities	46,704	661	(116)	47,249
Mortgage-backed securities	626,927	3,774	(2,748)	627,953
Total debt securities	$814,821	$7,710	$(2,938)	$819,593

December 31, 2016
U.S. government sponsored agencies	$999	$21	$—	$1,020
State, county and municipal securities	149,899	2,605	(469)	152,035
Corporate debt securities	32,375	167	(370)	32,172
Mortgage-backed securities	641,362	2,700	(6,554)	637,508
Total debt securities	$824,635	$5,493	$(7,393)	$822,735

The amortized cost and fair value of available-for-sale securities at September 30, 2017 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,094	$14,205
Due from one year to five years	57,385	58,204
Due from five to ten years	77,194	79,093
Due after ten years	39,221	40,138
Mortgage-backed securities	626,927	627,953
	$814,821	$819,593

Securities with a carrying value of approximately $238.6 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at September 30, 2017, compared with $618.2 million at December 31, 2016.

The following table details the gross unrealized losses and fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2017
U.S. government sponsored agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	11,333	(18)	4,240	(56)	15,573	(74)
Corporate debt securities	8,131	(35)	10,854	(81)	18,985	(116)
Mortgage-backed securities	225,258	(1,685)	54,465	(1,063)	279,723	(2,748)
Total debt securities	$244,722	$(1,738)	$69,559	$(1,200)	$314,281	$(2,938)

December 31, 2016
U.S. government sponsored agencies	$—	$—	$—	$—	$—	$—
State, county and municipal securities	47,647	(469)	—	—	47,647	(469)
Corporate debt securities	18,377	(363)	493	(7)	18,870	(370)
Mortgage-backed securities	414,300	(6,177)	11,791	(377)	426,091	(6,554)
Total debt securities	$480,324	$(7,009)	$12,284	$(384)	$492,608	$(7,393)

As of September 30, 2017, the Company’s securities portfolio consisted of 421 securities, 119 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At September 30, 2017, the Company held 101 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

At September 30, 2017, the Company held nine state, county and municipal securities and nine corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

The Company’s investments in corporate debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at September 30, 2017 or December 31, 2016.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2017, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2017, these investments are not considered impaired on an other-than-temporary basis.

At September 30, 2017 and December 31, 2016, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the nine months ended September 30, 2017 and 2016:

(dollars in thousands)	September 30, 2017	September 30, 2016
Gross gains on sales of securities	$38	$312
Gross losses on sales of securities	(1)	(218)
Net realized gains on sales of securities available for sale	$37	$94

Sales proceeds	$3,090	$53,026

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from an unrelated third party consumer installment home improvement loans made to borrowers throughout the United States. As of September 30, 2017 and December 31, 2016, the net carrying value of these consumer installment home improvement loans was approximately $148.0 million and $60.8 million, respectively. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of September 30, 2017 and December 31, 2016, the net carrying value of commercial insurance premium loans was approximately $487.9 million and $353.9 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial, financial and agricultural	$1,307,209	$967,138
Real estate – construction and development	550,189	363,045
Real estate – commercial and farmland	1,558,882	1,406,219
Real estate – residential	969,289	781,018
Consumer installment	183,314	96,915
Other	5,795	12,486
	$4,574,678	$3,626,821

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $917.1 million and $1.07 billion at September 30, 2017 and December 31, 2016, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial, financial and agricultural	$80,895	$96,537
Real estate – construction and development	68,583	81,368
Real estate – commercial and farmland	500,169	576,355
Real estate – residential	264,312	310,277
Consumer installment	3,167	4,654
	$917,126	$1,069,191

A rollforward of purchased loans for the nine months ended September 30, 2017 and 2016 is shown below:

(dollars in thousands)	September 30, 2017	September 30, 2016
Balance, January 1	$1,069,191	$909,083
Charge-offs, net of recoveries	(1,761)	(3,122)
Additions due to acquisitions	—	402,942
Accretion	9,023	12,926
Transfers to purchased other real estate owned	(4,294)	(6,262)
Payments received	(155,033)	(186,276)
Other	—	90
Ending balance	$917,126	$1,129,381

The following is a summary of changes in the accretable discounts of purchased loans during the nine months ended September 30, 2017 and 2016:

(dollars in thousands)	September 30, 2017	September 30, 2016
Balance, January 1	$30,624	$33,848
Additions due to acquisitions	—	9,991
Accretion	(9,023)	(12,926)
Accretable discounts removed due to charge-offs	(15)	(161)
Transfers between non-accretable and accretable discounts, net	923	2,544
Ending balance	$22,509	$33,296

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2017, purchased loan pools totaled $465.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $459.1 million and $6.1 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. At September 30, 2017 and December 31, 2016, one loan in the purchased loan pools with a principal balance of $915,000 and $925,000, respectively, was classified as a troubled debt restructuring and risk-rated grade 40, while all other loans included in the purchased loan pools were performing current loans risk-rated grade 20. During the second quarter of 2017, this troubled debt restructuring defaulted on its restructured terms and was placed on nonaccrual status. At September 30, 2017 and December 31, 2016, the Company had allocated $1.5 million and $1.8 million, respectively, of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards, to assess each individual loan file.  Additional research was conducted to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections was completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial, financial and agricultural	$2,409	$1,814
Real estate – construction and development	735	547
Real estate – commercial and farmland	5,705	8,757
Real estate – residential	5,984	6,401
Consumer installment	492	595
	$15,325	$18,114

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial, financial and agricultural	$2,086	$692
Real estate – construction and development	3,255	2,611
Real estate – commercial and farmland	6,974	10,174
Real estate – residential	6,646	9,476
Consumer installment	88	13
	$19,049	$22,966

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2017
Commercial, financial and agricultural	$5,388	$2,488	$5,025	$12,901	$1,294,308	$1,307,209	$2,941
Real estate – construction and development	341	52	517	910	549,279	550,189	—
Real estate – commercial and farmland	2,369	1,097	5,203	8,669	1,550,213	1,558,882	—
Real estate – residential	3,293	1,938	4,165	9,396	959,893	969,289	—
Consumer installment loans	1,034	408	338	1,780	181,534	183,314	—
Other	—	—	—	—	5,795	5,795	—
Total	$12,425	$5,983	$15,248	$33,656	$4,541,022	$4,574,678	$2,941

December 31, 2016
Commercial, financial and agricultural	$565	$82	$1,293	$1,940	$965,198	$967,138	$—
Real estate – construction and development	908	446	439	1,793	361,252	363,045	—
Real estate – commercial and farmland	6,329	1,711	6,945	14,985	1,391,234	1,406,219	—
Real estate – residential	6,354	1,282	5,302	12,938	768,080	781,018	—
Consumer installment loans	624	263	350	1,237	95,678	96,915	—
Other	—	—	—	—	12,486	12,486	—
Total	$14,780	$3,784	$14,329	$32,893	$3,593,928	$3,626,821	$—

The following table presents an analysis of purchased past-due loans as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2017
Commercial, financial and agricultural	$2,674	$2	$288	$2,964	$77,931	$80,895	$—
Real estate – construction and development	1,221	935	1,713	3,869	64,714	68,583	—
Real estate – commercial and farmland	2,842	1,318	1,823	5,983	494,186	500,169	—
Real estate – residential	3,308	440	3,435	7,183	257,129	264,312	—
Consumer installment loans	1	4	43	48	3,119	3,167	—
Total	$10,046	$2,699	$7,302	$20,047	$897,079	$917,126	$—

December 31, 2016
Commercial, financial and agricultural	$113	$18	$593	$724	$95,813	$96,537	$—
Real estate – construction and development	161	11	2,518	2,690	78,678	81,368	—
Real estate – commercial and farmland	2,034	326	7,152	9,512	566,843	576,355	—
Real estate – residential	4,566	698	6,835	12,099	298,178	310,277	—
Consumer installment loans	22	—	13	35	4,619	4,654	—
Total	$6,896	$1,053	$17,111	$25,060	$1,044,131	$1,069,191	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Period Ended
(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$15,325	$18,114	$16,570
Troubled debt restructurings not included above	12,452	14,209	14,013
Total impaired loans	$27,777	$32,323	$30,583

Quarter-to-date interest income recognized on impaired loans	$297	$225	$252
Year-to-date interest income recognized on impaired loans	$857	$1,033	$808
Quarter-to-date foregone interest income on impaired loans	$233	$267	$239
Year-to-date foregone interest income on impaired loans	$753	$977	$710

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of September 30, 2017, December 31, 2016 and September 30, 2016:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2017
Commercial, financial and agricultural	$2,924	$1,121	$1,331	$2,452	$379	$2,478	$2,380
Real estate – construction and development	1,655	532	627	1,159	81	1,179	1,160
Real estate – commercial and farmland	11,451	536	9,938	10,474	806	10,669	11,416
Real estate – residential	15,211	4,558	8,636	13,194	1,058	13,683	14,814
Consumer installment loans	538	498	—	498	—	507	554
Total	$31,779	$7,245	$20,532	$27,777	$2,324	$28,516	$30,324

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2016
Commercial, financial and agricultural	$3,068	$204	$1,656	$1,860	$134	$1,613	$1,684
Real estate – construction and development	2,047	—	1,233	1,233	273	1,590	2,018
Real estate – commercial and farmland	13,906	6,811	6,065	12,876	1,503	12,948	12,845
Real estate – residential	15,482	2,238	13,503	15,741	3,080	15,525	14,453
Consumer installment loans	671	—	613	613	5	576	506
Total	$35,174	$9,253	$23,070	$32,323	$4,995	$32,252	$31,506

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2016
Commercial, financial and agricultural	$2,568	$252	$1,114	$1,366	$118	$1,736	$1,640
Real estate – construction and development	2,972	—	1,946	1,946	537	2,001	2,214
Real estate – commercial and farmland	14,015	5,499	7,520	13,019	873	12,776	12,837
Real estate – residential	14,350	2,046	11,667	13,713	2,648	13,686	13,516
Consumer installment loans	586	—	539	539	6	492	479
Total	$34,491	$7,797	$22,786	$30,583	$4,182	$30,691	$30,686

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Period Ended
(dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$19,049	$22,966	$23,827
Troubled debt restructurings not included above	20,205	23,543	21,117
Total impaired loans	$39,254	$46,509	$44,944

Quarter-to-date interest income recognized on impaired loans	$493	$377	$1,493
Year-to-date interest income recognized on impaired loans	$1,246	$2,755	$2,378
Quarter-to-date foregone interest income on impaired loans	$356	$354	$346
Year-to-date foregone interest income on impaired loans	$958	$1,637	$1,283

The following table presents an analysis of information pertaining to purchased impaired loans as of September 30, 2017, December 31, 2016 and September 30, 2016:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2017
Commercial, financial and agricultural	$5,333	$345	$1,741	$2,086	$800	$1,128	$831
Real estate – construction and development	9,268	1,189	3,088	4,277	537	3,885	3,807
Real estate – commercial and farmland	16,492	1,516	11,766	13,282	1,140	13,658	16,063
Real estate – residential	22,462	7,224	12,297	19,521	762	20,088	21,308
Consumer installment loans	97	88	—	88	—	58	40
Total	$53,652	$10,362	$28,892	$39,254	$3,239	$38,817	$42,049

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2016
Commercial, financial and agricultural	$5,031	$370	$322	$692	$—	$783	$2,206
Real estate – construction and development	24,566	493	3,477	3,970	153	3,888	4,279
Real estate – commercial and farmland	36,174	3,598	15,036	18,634	385	17,806	19,872
Real estate – residential	27,022	7,883	15,306	23,189	1,088	23,201	23,163
Consumer installment loans	37	24	—	24	—	51	96
Total	$92,830	$12,368	$34,141	$46,509	$1,626	$45,729	$49,616

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2016
Commercial, financial and agricultural	$5,097	$648	$225	$873	$—	$838	$2,251
Real estate – construction and development	24,253	296	3,509	3,805	184	3,946	4,075
Real estate – commercial and farmland	41,098	1,861	15,116	16,977	402	18,196	19,569
Real estate – residential	26,908	7,473	15,740	23,213	935	23,103	22,893
Consumer installment loans	98	76	—	76	—	80	105
Total	$97,454	$10,354	$34,590	$44,944	$1,521	$46,163	$48,893

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of September 30, 2017 and December 31, 2016 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment Loans	Other	Total
September 30, 2017
10	$495,116	$—	$6,029	$49	$9,068	$—	$510,262
15	559,781	959	75,462	55,759	256	—	692,217
20	117,904	48,640	1,005,945	800,557	24,332	5,795	2,003,173
23	343	4,403	4,242	5,986	3	—	14,977
25	121,558	488,956	431,862	86,702	148,891	—	1,277,969
30	8,350	4,458	17,568	5,674	93	—	36,143
40	4,150	2,773	17,774	14,562	671	—	39,930
50	7	—	—	—	—	—	7
60	—	—	—	—	—	—	—
Total	$1,307,209	$550,189	$1,558,882	$969,289	$183,314	$5,795	$4,574,678

December 31, 2016
10	$397,093	$—	$8,814	$125	$8,532	$—	$414,564
15	376,323	5,390	102,893	54,136	405	—	539,147
20	97,057	36,307	889,539	609,583	25,026	12,486	1,669,998
23	366	6,803	8,533	7,470	14	—	23,186
25	92,066	307,903	357,151	88,370	62,098	—	907,588
30	144	719	22,986	5,197	126	—	29,172
40	4,089	5,923	16,303	16,038	714	—	43,067
50	—	—	—	99	—	—	99
60	—	—	—	—	—	—	—
Total	$967,138	$363,045	$1,406,219	$781,018	$96,915	$12,486	$3,626,821

The following table presents the purchased loan portfolio by risk grade as of September 30, 2017 and December 31, 2016 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment Loans	Other	Total
September 30, 2017
10	$3,377	$—	$—	$—	$662	$—	$4,039
15	4,969	—	5,327	96,570	231	—	107,097
20	9,497	13,548	198,960	52,646	1,204	—	275,855
23	—	2,302	6,936	10,621	—	—	19,859
25	47,822	40,500	243,216	79,374	864	—	411,776
30	12,817	7,617	22,829	7,378	55	—	50,696
40	2,413	4,616	22,901	17,723	151	—	47,804
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—
Total	$80,895	$68,583	$500,169	$264,312	$3,167	$—	$917,126

December 31, 2016
10	$5,722	$—	$—	$—	$814	$—	$6,536
15	1,266	—	7,619	31,331	570	—	40,786
20	16,204	10,686	194,168	111,712	1,583	—	334,353
23	22	3,643	9,019	14,791	—	—	27,475
25	67,123	56,006	323,242	121,379	1,276	—	569,026
30	5,072	7,271	15,039	7,605	45	—	35,032
40	1,128	3,762	27,268	23,459	366	—	55,983
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—
Total	$96,537	$81,368	$576,355	$310,277	$4,654	$—	$1,069,191

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2017 and 2016 totaling $36.6 million and $58.2 million, respectively, under such parameters.

As of September 30, 2017 and December 31, 2016, the Company had a balance of $14.2 million and $18.2 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $2.8 million and $1.2 million in previous charge-offs on such loans at September 30, 2017 and December 31, 2016, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $1.2 million and $3.1 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ended September 30, 2017 and 2016, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $783,000 and $2.9 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the nine months ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$4	5	$59
Real estate – construction and development	—	—	2	251
Real estate – commercial and farmland	2	226	4	1,658
Real estate – residential	10	526	7	887
Consumer installment	6	27	9	44
Total	19	$783	27	$2,899

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $1.2 million and $793,000 defaulted during the nine months ended September 30, 2017 and 2016, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$58	5	$51
Real estate – construction and development	1	25	—	—
Real estate – commercial and farmland	4	200	5	517
Real estate – residential	12	878	3	219
Consumer installment	7	25	2	6
Total	28	$1,186	15	$793

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at September 30, 2017 and December 31, 2016:

September 30, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$44	13	$129
Real estate – construction and development	7	424	2	34
Real estate – commercial and farmland	16	4,769	5	210
Real estate – residential	78	7,209	16	1,212
Consumer installment	4	6	36	130
Total	109	$12,452	72	$1,715

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$47	15	$114
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

As of September 30, 2017 and December 31, 2016, the Company had a balance of $26.0 million and $28.1 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.5 million in previous charge-offs on such loans at both September 30, 2017 and December 31, 2016. At September 30, 2017, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ended September 30, 2017 and 2016, the Company modified purchased loans as troubled debt restructurings, with principal balances of $1.0 million and $1.9 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the nine months ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$76
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	3	708
Real estate – residential	8	1,005	8	1,130
Consumer installment	—	—	—	—
Total	8	$1,005	12	$1,914

Troubled debt restructurings included in purchased loans with an outstanding balance of $2.3 million and $733,000 defaulted during the nine months ended September 30, 2017 and 2016, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$5	2	$76
Real estate – construction and development	—	—	1	10
Real estate – commercial and farmland	5	1,945	1	207
Real estate – residential	7	333	11	440
Consumer installment	1	3	—	—
Total	14	$2,286	15	$733

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at September 30, 2017 and December 31, 2016.

September 30, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$18
Real estate – construction and development	3	1,022	6	349
Real estate – commercial and farmland	15	6,308	11	3,834
Real estate – residential	119	12,875	25	1,627
Consumer installment	—	—	2	6
Total	137	$20,205	47	$5,834

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	4	$91
Real estate – construction and development	6	1,358	3	30
Real estate – commercial and farmland	20	8,460	5	2,402
Real estate – residential	123	13,713	33	2,077
Consumer installment	3	11	1	—
Total	153	$23,543	46	$4,600

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine-month periods ended September 30, 2017, the year ended December 31, 2016 and the three and nine-month periods ended September 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended September 30, 2017
Balance, June 30, 2017	$3,302	$3,756	$7,869	$5,605	$1,155	$1,791	$1,623	$25,101
Provision for loan losses	910	(587)	68	127	670	745	(146)	1,787
Loans charged off	(1,091)	(1)	(18)	(852)	(320)	(161)	—	(2,443)
Recoveries of loans previously charged off	409	126	26	56	17	887	—	1,521
Balance, September 30, 2017	$3,530	$3,294	$7,945	$4,936	$1,522	$3,262	$1,477	$25,966

Nine Months Ended September 30, 2017:
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	2,535	155	540	(9)	1,539	1,428	(360)	5,828
Loans charged off	(1,896)	(95)	(413)	(2,031)	(922)	(1,472)	—	(6,829)
Recoveries of loans previously charged off	699	244	156	190	78	1,680	—	3,047
Balance, September 30, 2017	$3,530	$3,294	$7,945	$4,936	$1,522	$3,262	$1,477	$25,966

Period-end allocation:
Loans individually evaluated for impairment (1)	$509	$81	$1,380	$1,058	$—	$3,262	$105	$6,395
Loans collectively evaluated for impairment	3,021	3,213	6,565	3,878	1,522	—	1,372	19,571
Ending balance	$3,530	$3,294	$7,945	$4,936	$1,522	$3,262	$1,477	$25,966

Loans:
Individually evaluated for impairment (1)	$3,204	$627	$10,512	$8,636	$—	$32,032	$915	$55,926
Collectively evaluated for impairment	1,304,005	549,562	1,548,370	960,653	189,109	763,271	464,303	5,779,273
Acquired with deteriorated credit quality	—	—	—	—	—	121,823	—	121,823
Ending balance	$1,307,209	$550,189	$1,558,882	$969,289	$189,109	$917,126	$465,218	$5,957,022

(1) At September 30, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Twelve Months Ended December 31, 2016
Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$—	$581	$21,062
Provision for loan losses	2,647	(1,921)	107	2,757	(523)	(232)	1,256	4,091
Loans charged off	(1,999)	(588)	(708)	(1,122)	(351)	(1,559)	—	(6,327)
Recoveries of loans previously charged off	400	490	269	391	127	3,417	—	5,094
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Period-end allocation:
Loans individually evaluated for impairment (1)	$120	$266	$1,502	$2,893	$—	$1,626	$—	$6,407
Loans collectively evaluated for impairment	2,072	2,724	6,160	3,893	827	—	1,837	17,513
Ending balance	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Loans:
Individually evaluated for impairment (1)	$501	$659	$12,423	$12,697	$—	$34,141	$—	$60,421
Collectively evaluated for impairment	966,637	362,386	1,393,796	768,321	109,401	886,516	568,314	5,055,371
Acquired with deteriorated credit quality	—	—	—	—	—	148,534	—	148,534
Ending balance	$967,138	$363,045	$1,406,219	$781,018	$109,401	$1,069,191	$568,314	$5,264,326

(1) At December 31, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment Loans and Other	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended September 30, 2016
Balance, June 30, 2016	$1,667	$3,599	$7,459	$4,263	$2,160	$1,387	$1,199	$21,734
Provision for loan losses	677	(521)	(554)	2,649	(1,595)	(654)	809	811
Loans charged off	(326)	(60)	—	(292)	(74)	(699)	—	(1,451)
Recoveries of loans previously charged off	119	131	13	40	78	1,488	—	1,869
Balance, September 30, 2016	$2,137	$3,149	$6,918	$6,660	$569	$1,522	$2,008	$22,963

Nine Months Ended September 30, 2016:
Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$—	$581	$21,062
Provision for loan losses	1,987	(2,010)	(559)	2,415	(932)	53	1,427	2,381
Loans charged off	(1,273)	(324)	(708)	(883)	(192)	(1,261)	—	(4,641)
Recoveries of loans previously charged off	279	474	191	368	119	2,730	—	4,161
Balance, September 30, 2016	$2,137	$3,149	$6,918	$6,660	$569	$1,522	$2,008	$22,963

Period-end allocation:
Loans individually evaluated for impairment (1)	$107	$529	$883	$2,629	$—	$1,522	$—	$5,670
Loans collectively evaluated for impairment	2,030	2,620	6,035	4,031	569	—	2,008	17,293
Ending balance	$2,137	$3,149	$6,918	$6,660	$569	$1,522	$2,008	$22,963

Loans:
Individually evaluated for impairment (1)	$424	$1,154	$11,699	$11,571	$—	$34,991	$—	$59,839
Collectively evaluated for impairment	625,523	327,154	1,285,883	755,362	72,269	939,243	624,886	4,630,320
Acquired with deteriorated credit quality	—	—	—	—	—	155,147	—	155,147
Ending balance	$625,947	$328,308	$1,297,582	$766,933	$72,269	$1,129,381	$624,886	$4,845,306

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

At September 30, 2017, the Company’s FDIC loss-sharing payable totaled $8.2 million, which is comprised of an accrued clawback liability of $9.6 million, less $419,000 in current activity incurred but not yet received from the FDIC (net charge-offs offset by reimbursable expenses) and remaining indemnification of $1.0 million (for reimbursements associated with anticipated losses in future quarters).

The following table summarizes components of all covered assets at September 30, 2017 and December 31, 2016 and their origin:

(dollars in thousands)	Covered Loans	Less: Fair Value Adjustments	Total Covered Loans	OREO	Less: Fair Value Adjustments	Total Covered OREO	Total Covered Assets	FDIC Loss- Share Receivable (Payable)
September 30, 2017
AUB	$—	$—	$—	$—	$—	$—	$—	$—
USB	2,763	12	2,751	—	—	—	2,751	(1,752)
SCB	2,541	27	2,514	—	—	—	2,514	(169)
FBJ	3,647	394	3,253	—	—	—	3,253	(312)
DBT	9,663	356	9,307	81	—	81	9,388	(4,442)
TBC	1,667	—	1,667	—	—	—	1,667	(8)
HTB	1,856	28	1,828	—	—	—	1,828	27
OGB	930	31	899	—	—	—	899	(1,032)
CBG	10,329	678	9,651	161	—	161	9,812	(502)
Total	$33,396	$1,526	$31,870	$242	$—	$242	$32,112	$(8,190)

December 31, 2016
AUB	$—	$—	$—	$—	$—	$—	$—	$(27)
USB	3,199	13	3,186	51	—	51	3,237	(1,642)
SCB	4,019	51	3,968	—	—	—	3,968	(32)
FBJ	3,767	452	3,315	—	—	—	3,315	(234)
DBT	12,166	565	11,601	—	—	—	11,601	(4,591)
TBC	1,679	—	1,679	—	—	—	1,679	(33)
HTB	1,913	33	1,880	—	—	—	1,880	734
OGB	1,077	32	1,045	—	—	—	1,045	(993)
CBG	33,449	1,963	31,486	1,161	4	1,157	32,643	505
Total	$61,269	$3,109	$58,160	$1,212	$4	$1,208	$59,368	$(6,313)

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of September 30, 2017 and December 31, 2016, the Company has recorded a clawback liability of $9.6 million and $9.3 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-share agreement.

Changes in the FDIC shared-loss payable for the nine months ended September 30, 2017 and 2016 are as follows:

(dollars in thousands)	September 30, 2017	September 30, 2016
Beginning balance, January 1	$(6,313)	$6,301
Payments to (received from) FDIC	97	(4,770)
Amortization	(747)	(3,351)
Changes in clawback liability	(326)	(682)
Increase in receivable due to:
Net recoveries on covered loans	(1,097)	(4,118)
Loss (gain) on covered other real estate owned	(76)	203
Reimbursable expenses on covered assets	401	604
Other activity, net	(129)	(1,962)
Ending balance	$(8,190)	$(7,775)

The FDIC loss-sharing payable is included in other liabilities in the consolidated balance sheets. The FDIC loss-sharing receivable is included in other assets in the consolidated balance sheets.

NOTE 6 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the nine months ended September 30, 2017 and 2016:

(dollars in thousands)	September 30, 2017	September 30, 2016
Beginning balance, January 1	$10,874	$16,147
Loans transferred to other real estate owned	4,043	2,101
Net gains (losses) on sale and write-downs recorded in statement of income	(766)	(1,276)
Sales proceeds	(4,760)	(6,580)
Ending balance	$9,391	$10,392

The following is a summary of the activity in purchased other real estate owned during the nine months ended September 30, 2017 and 2016:

(dollars in thousands)	September 30, 2017	September 30, 2016
Beginning balance, January 1	$12,540	$19,344
Loans transferred to other real estate owned	4,294	6,262
Acquired in acquisitions	—	1,838
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	76	—
Net gains (losses) on sale and write-downs recorded in statement of income	265	(568)
Sales proceeds	(7,229)	(11,750)
Ending balance	$9,946	$15,126

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At September 30, 2017 and December 31, 2016, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at September 30, 2017 and December 31, 2016.

(dollars in thousands)	September 30, 2017	December 31, 2016
Securities sold under agreements to repurchase	$14,156	$53,505

At September 30, 2017 and December 31, 2016, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 8 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At September 30, 2017 and December 31, 2016, there were $808.6 million and $492.3 million, respectively, in outstanding other borrowings.

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2017	December 31, 2016
FHLB borrowings:
Daily Rate Credit from FHLB with a variable interest rate (1.32% at September 30, 2017 and 0.80% at December 31, 2016)	$168,000	$150,000
Advance from FHLB due October 6, 2017; fixed interest rate of 1.16%	565,000	—
Advance from FHLB due January 6, 2017; fixed interest rate of 0.56%	—	292,500
Advance from FHLB due January 9, 2017; fixed interest rate of 1.40%	—	4,002
Advance from FHLB due May 30, 2017; fixed interest rate of 1.23%	—	5,006
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,238; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,762	—
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	56	77
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,754	1,886
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (4.43% at December 31, 2016)	—	38,000
Advances under revolving credit agreement with a regional bank due January 7, 2017; fixed interest rate of 8.00%	—	850
Total	$808,572	$492,321

The advances from the FHLB are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2017, $347.4 million was available for borrowing on lines with the FHLB.

At September 30, 2017, $30.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

As of September 30, 2017, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $82.0 million.

The Company also participates in the Federal Reserve discount window borrowings program. At September 30, 2017, the Company had $1.04 billion of loans pledged at the Federal Reserve discount window and had $678.1 million available for borrowing.

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

A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit	$1,096,702	$1,101,257
Unused home equity lines of credit	63,951	62,586
Financial standby letters of credit	13,192	14,257
Mortgage interest rate lock commitments	113,056	91,426
Mortgage forward contracts with positive fair value	—	150,000

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

Other Commitments

As of September 30, 2017, a $75.0 million letter of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

A former borrower of the Company has filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and a judgment was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013. The judgment was appealed to the South Carolina Court of Appeals.  On May 24, 2017, the Court of Appeals filed its decision and unanimously found in favor of the Company and reversed the trial court judgment. The plaintiff has a filed a petition for rehearing with the Court of Appeals, which has been denied. The plaintiff has filed a writ of certiorari asking the Supreme Court of South Carolina to hear the case. The Company believes the likelihood the Supreme Court will hear the case is not probable, and, accordingly the Company does not expect to incur any loss as a result of this case.  Accordingly, the Company has not established any reserves related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2017 and 2016:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$176	$(1,234)	$(1,058)
Reclassification for gains included in net income, net of tax	—	(24)	(24)
Current year changes, net of tax	(38)	4,361	4,323
Balance, September 30, 2017	$138	$3,103	$3,241

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	—	(61)	(61)
Current year changes, net of tax	(567)	7,724	7,157
Balance, September 30, 2016	$(415)	$10,864	$10,449

NOTE 12 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(share data in thousands)	2017	2016	2017	2016
Average common shares outstanding	37,225	34,870	36,690	34,156
Common share equivalents:
Stock options	70	108	70	100
Nonvested restricted share grants	258	217	257	214
Average common shares outstanding, assuming dilution	37,553	35,195	37,017	34,470

For the three and nine-month periods ended September 30, 2017 and 2016, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company’s loans held for sale are carried at fair value and are comprised of the following:

(dollars in thousands)	September 30, 2017	December 31, 2016
Mortgage loans held for sale	$132,201	$105,924
SBA loans held for sale	5,191	—
Total loans held for sale	$137,392	$105,924

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $5.7 million and $4.9 million resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017	December 31, 2016
Aggregate fair value of mortgage loans held for sale	$132,201	$105,924
Aggregate unpaid principal balance	126,503	103,691
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Other Real Estate Owned: The fair value of other real estate owned (“OREO”) is determined using certified appraisals and internal evaluations that value the property at its highest and best uses by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. In most cases, management has determined that additional write-downs are required beyond what is calculable from the appraisal to carry the property at levels that would attract buyers. Because this additional write-down is not based on observable inputs, management has determined that other real estate owned should be classified as Level 3.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2017 and December 31, 2016:

	Recurring Basis Fair Value Measurements
	September 30, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$1,004	$—	$1,004	$—
State, county and municipal securities	143,387	—	143,387	—
Corporate debt securities	47,249	—	45,749	1,500
Mortgage-backed securities	627,953	—	627,953	—
Loans held for sale	137,392	—	137,392	—
Mortgage banking derivative instruments	3,836	—	3,836	—
Total recurring assets at fair value	$960,821	$—	$959,321	$1,500
Financial liabilities:
Derivative financial instruments	$723	$—	$723	$—
Mortgage banking derivative instruments	237	—	237	—
Total recurring liabilities at fair value	$960	$—	$960	$—

	Recurring Basis Fair Value Measurements
	December 31, 2016
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$1,020	$—	$1,020	$—
State, county and municipal securities	152,035	—	152,035	—
Corporate debt securities	32,172	—	30,672	1,500
Mortgage-backed securities	637,508	—	637,508	—
Loans held for sale	105,924	—	105,924	—
Mortgage banking derivative instruments	4,314	—	4,314	—
Total recurring assets at fair value	$932,973	$—	$931,473	$1,500
Financial liabilities:
Derivative financial instruments	$978	$—	$978	$—
Total recurring liabilities at fair value	$978	$—	$978	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2017 and December 31, 2016:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Impaired loans carried at fair value	$28,790	$—	$—	$28,790
Other real estate owned	435	—	—	435
Purchased other real estate owned	9,946	—	—	9,946
Total nonrecurring assets at fair value	$39,171	$—	$—	$39,171

December 31, 2016
Impaired loans carried at fair value	$28,253	$—	$—	$28,253
Other real estate owned	1,172	—	—	1,172
Purchased other real estate owned	12,540	—	—	12,540
Total nonrecurring assets at fair value	$41,965	$—	$—	$41,965

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2017 and the year ended December 31, 2016, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2017
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,790	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	10% - 100%	25%
Other real estate owned	$435	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 20%	13%
Purchased other real estate owned	$9,946	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	16%

December 31, 2016
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,253	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 100%	28%
Other real estate owned	$1,172	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 74%	22%
Purchased other real estate owned	$12,540	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	15%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		September 30, 2017
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$131,071	$131,071	$—	$—	$131,071
Federal funds sold and interest-bearing accounts	112,844	112,844	—	—	112,844
Loans, net	5,902,267	—	—	5,871,518	5,871,518
Accrued interest receivable	25,068	25,068	—	—	25,068
Financial liabilities:
Deposits	$5,895,504	$—	$5,896,989	$—	$5,896,989
Securities sold under agreements to repurchase	14,156	14,156	—	—	14,156
Other borrowings	808,572	—	809,810	—	809,810
Subordinated deferrable interest debentures	85,220	—	70,984	—	70,984
FDIC loss-share payable	8,190	—	—	9,077	9,077
Accrued interest payable	2,313	2,313	—	—	2,313

		Fair Value Measurements
		December 31, 2016
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$127,164	$127,164	$—	$—	$127,164
Federal funds sold and interest-bearing accounts	71,221	71,221	—	—	71,221
Loans, net	5,212,153	—	—	5,236,034	5,236,034
Accrued interest receivable	22,278	22,278	—	—	22,278
Financial liabilities:
Deposits	$5,575,163	$—	$5,575,288	$—	$5,575,288
Securities sold under agreements to repurchase	53,505	53,505	—	—	53,505
Other borrowings	492,321	—	492,321	—	492,321
Subordinated deferrable interest debentures	84,228	—	67,321	—	67,321
FDIC loss-share payable	6,313	—	—	8,243	8,243
Accrued interest payable	1,501	1,501	—	—	1,501

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$59,130	$5,862	$2,022	$1,413	$7,895	$76,322
Interest expense	5,530	1,597	487	432	1,421	9,467
Net interest income	53,600	4,265	1,535	981	6,474	66,855
Provision for loan losses	1,037	262	215	(1)	274	1,787
Noninterest income	13,007	12,257	583	1,130	22	26,999
Noninterest expense
Salaries and employee benefits	20,554	9,792	129	858	1,250	32,583
Equipment and occupancy expenses	5,384	555	1	54	42	6,036
Data processing and telecommunications expenses	6,357	425	28	9	231	7,050
Other expenses	14,905	1,001	51	63	2,078	18,098
Total noninterest expense	47,200	11,773	209	984	3,601	63,767
Income before income tax expense	18,370	4,487	1,694	1,128	2,621	28,300
Income tax expense	4,850	1,475	580	394	843	8,142
Net income	$13,520	$3,012	$1,114	$734	$1,778	$20,158

Total assets	$6,296,159	$531,897	$236,024	$94,531	$491,209	$7,649,820
Goodwill	125,532	—	—	—	—	125,532
Other intangible assets, net	14,437	—	—	—	—	14,437

	Three Months Ended September 30, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$55,369	$3,679	$2,073	$1,089	$—	$62,210
Interest expense	3,716	1,054	225	148	—	5,143
Net interest income	51,653	2,625	1,848	941	—	57,067
Provision for loan losses	57	447	94	213	—	811
Noninterest income	13,949	13,198	555	1,162	—	28,864
Noninterest expense
Salaries and employee benefits	18,323	8,940	103	616	—	27,982
Equipment and occupancy expenses	5,490	433	1	65	—	5,989
Data processing and telecommunications expenses	5,794	364	26	1	—	6,185
Other expenses	11,533	1,303	26	181	—	13,043
Total noninterest expense	41,140	11,040	156	863	—	53,199
Income before income tax expense	24,405	4,336	2,153	1,027	—	31,921
Income tax expense	7,733	1,518	754	359	—	10,364
Net income	$16,672	$2,818	$1,399	$668	$—	$21,557

Total assets	$5,841,207	$356,755	$203,334	$92,199	$—	$6,493,495
Goodwill	122,545	—	—	—	—	122,545
Other intangible assets, net	18,472	—	—	—	—	18,472

The following tables present selected financial information with respect to the Company’s reportable business segments for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$170,036	$14,890	$4,968	$3,884	$21,005	$214,783
Interest expense	14,510	4,179	1,074	1,111	3,307	24,181
Net interest income	155,526	10,711	3,894	2,773	17,698	190,602
Provision for loan losses	4,510	617	159	98	444	5,828
Noninterest income	38,974	35,823	1,340	4,663	94	80,894
Noninterest expense
Salaries and employee benefits	58,757	24,771	403	2,339	3,239	89,509
Equipment and occupancy expenses	16,068	1,684	3	159	145	18,059
Data processing and telecommunications expenses	18,778	1,182	80	12	598	20,650
Other expenses	34,355	3,030	137	533	6,326	44,381
Total noninterest expense	127,958	30,667	623	3,043	10,308	172,599
Income before income tax expense	62,032	15,250	4,452	4,295	7,040	93,069
Income tax expense	17,801	5,337	1,559	1,503	2,471	28,671
Net income	$44,231	$9,913	$2,893	$2,792	$4,569	$64,398

	Nine Months Ended September 30, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$158,682	$9,992	$4,714	$2,721	$—	$176,109
Interest expense	10,726	2,383	458	450	—	14,017
Net interest income	147,956	7,609	4,256	2,271	—	162,092
Provision for loan losses	1,471	540	94	276	—	2,381
Noninterest income	39,702	36,126	1,328	4,373	—	81,529
Noninterest expense
Salaries and employee benefits	55,740	23,591	399	1,970	—	81,700
Equipment and occupancy expenses	16,541	1,326	3	190	—	18,060
Data processing and telecommunications expenses	17,299	974	71	3	—	18,347
Other expenses	39,040	3,392	77	542	—	43,051
Total noninterest expense	128,620	29,283	550	2,705	—	161,158
Income before income tax expense	57,567	13,912	4,940	3,663	—	80,082
Income tax expense	18,278	4,870	1,729	1,282	—	26,159
Net income	$39,289	$9,042	$3,211	$2,381	$—	$53,923

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2017, as compared with December 31, 2016, and operating results for the three- and nine-month periods ended September 30, 2017 and 2016. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible common equity, tangible book value per common share, adjusted operating net income, and adjusted operating net income per diluted share. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

						Nine Months Ended
(in thousands, except share and per share data)	Third Quarter 2017	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	September 30, 2017	September 30, 2016
Results of Operations:
Net interest income	$66,855	$63,157	$60,590	$57,279	$57,067	$190,602	$162,092
Net interest income (tax equivalent)	68,668	64,773	62,108	58,897	58,024	195,549	164,726
Provision for loan losses	1,787	2,205	1,836	1,710	811	5,828	2,381
Non-interest income	26,999	28,189	25,706	24,272	28,864	80,894	81,529
Non-interest expense	63,767	55,739	53,093	54,677	53,199	172,599	161,158
Income tax expense	8,142	10,315	10,214	6,987	10,364	28,671	26,159
Net income available to common shareholders	20,158	23,087	21,153	18,177	21,557	64,398	53,923
Selected Average Balances:
Investment securities	$864,456	$866,960	$862,616	$856,671	$857,433	$864,684	$840,688
Loans held for sale	126,798	110,933	77,617	102,926	105,859	105,296	96,340
Loans	4,379,082	3,994,213	3,678,149	3,145,714	2,897,771	4,018,597	2,642,498
Purchased loans	937,595	973,521	1,034,983	1,101,907	1,199,175	982,033	1,147,821
Purchased loan pools	475,742	516,949	547,057	590,617	629,666	513,750	629,118
Earning assets	6,892,939	6,584,386	6,347,807	5,925,634	5,780,455	6,610,374	5,490,525
Assets	7,461,367	7,152,024	6,915,965	6,573,344	6,330,350	7,180,330	6,030,181
Deposits	5,837,154	5,671,394	5,491,324	5,490,657	5,221,219	5,667,891	5,102,729
Shareholders’ equity	796,856	774,664	695,830	653,991	640,382	756,153	599,817
Period-End Balances:
Investment securities	$867,570	$861,188	$866,715	$852,199	$862,702	$867,570	$862,702
Loans held for sale	137,392	146,766	105,637	105,924	126,263	137,392	126,263
Loans	4,574,678	4,230,228	3,785,480	3,626,821	3,091,039	4,574,678	3,091,039
Purchased loans	917,126	950,499	1,006,935	1,069,191	1,129,381	917,126	1,129,381
Purchased loan pools	465,218	490,114	529,099	568,314	624,886	465,218	624,886
Earning assets	7,074,828	6,816,606	6,525,911	6,293,670	5,925,072	7,074,828	5,925,072
Total assets	7,649,820	7,397,858	7,094,856	6,892,031	6,493,495	7,649,820	6,493,495
Deposits	5,895,504	5,793,397	5,642,369	5,575,163	5,306,098	5,895,504	5,306,098
Shareholders’ equity	801,921	782,682	758,216	646,437	642,583	801,921	642,583
Per Common Share Data:
Earnings per share - basic	$0.54	0.62	0.59	0.52	0.62	1.76	1.58
Earnings per share - diluted	$0.54	0.62	0.59	0.52	0.61	1.74	1.56
Book value per common share	$21.54	$21.03	$20.42	$18.51	$18.42	$21.54	$18.42
Tangible book value per common share	$17.78	$17.24	$16.60	$14.42	$14.38	$17.78	$14.38
End of period shares outstanding	37,231,049	37,222,904	37,128,714	34,921,474	34,891,304	37,231,049	34,891,304

						Nine Months Ended
(in thousands, except share and per share data)	Third Quarter 2017	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	September 30, 2017	September 30, 2016
Weighted Average Shares Outstanding:
Basic	37,225,418	37,162,810	35,664,420	34,915,459	34,869,747	36,689,934	34,155,556
Diluted	37,552,667	37,489,348	36,040,240	35,293,035	35,194,739	37,017,486	34,470,101
Market Price:
High intraday price	$51.28	$49.80	$49.50	$47.70	$36.20	$51.28	$36.20
Low intraday price	$41.05	$42.60	$41.60	$34.61	$28.90	$41.05	$24.96
Closing price for quarter	$48.00	$48.20	$46.10	$43.60	$34.95	$48.00	$34.95
Average daily trading volume	168,911	169,617	242,982	191,894	166,841	193,555	211,351
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.30	$0.20
Closing price to book value	2.23	2.29	2.26	2.36	1.90	2.23	1.90
Performance Ratios:
Return on average assets	1.07%	1.29%	1.24%	1.10%	1.35%	1.20%	1.19%
Return on average common equity	10.04%	11.95%	12.33%	11.06%	13.39%	11.39%	12.01%
Average loans to average deposits	101.41%	98.66%	97.20%	89.99%	92.55%	99.15%	88.50%
Average equity to average assets	10.68%	10.83%	10.06%	9.95%	10.12%	10.53%	9.95%
Net interest margin (tax equivalent)	3.95%	3.95%	3.97%	3.95%	3.99%	3.96%	4.01%
Efficiency ratio	67.94%	61.02%	61.52%	67.05%	61.91%	63.57%	66.15%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$801,921	$782,682	$758,216	$646,437	$642,583	$801,921	$642,583
Less:
Goodwill	125,532	125,532	125,532	125,532	122,545	125,532	122,545
Other intangible assets, net	14,437	15,378	16,391	17,428	18,472	14,437	18,472
Tangible common equity	$661,952	$641,772	$616,293	$503,477	$501,566	$661,952	$501,566
End of period shares outstanding	37,231,049	37,222,904	37,128,714	34,921,474	34,891,304	37,231,049	34,891,304
Book value per common share	$21.54	$21.03	$20.42	$18.51	$18.42	$21.54	$18.42
Tangible book value per common share	17.78	17.24	16.60	14.42	14.38	17.78	14.38

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $20.2 million, or $0.54 per diluted share, for the quarter ended September 30, 2017, compared with $21.6 million, or $0.61 per diluted share, for the same period in 2016. The Company’s return on average assets and average shareholders’ equity were 1.07% and 10.04%, respectively, in the third quarter of 2017, compared with 1.35% and 13.39%, respectively, in the third quarter of 2016. During the third quarter of 2017 the Company incurred pre-tax merger and conversion charges of $92,000, pre-tax BSA compliance resolution expenses of $4.7 million, pre-tax Hurricane Irma expenses of $410,000, and pre-tax losses on the sale of premises of $91,000. During the third quarter of 2016, the Company incurred pre-tax losses on the sale of premises of $238,000. Excluding these merger and conversion charges, compliance resolution expenses, Hurricane Irma expenses, and losses on the sale of premises, the Company’s net income would have been $23.6 million, or $0.63 per diluted share, for the third quarter of 2017 and $21.7 million, or $0.62 per diluted share, for the third quarter of 2016.

Below is a reconciliation of adjusted operating net income to net income, as discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net income available to common shareholders	$20,158	$21,557	$64,398	$53,923
Adjustment items:
Merger and conversion charges	92	—	494	6,359
Certain compliance resolution expenses	4,729	—	4,729	—
Financial impact of Hurricane Irma	410	—	410	—
Losses on the sale of premises	91	238	956	562
Tax effect of management adjusted charges	(1,863)	(83)	(2,306)	(2,422)
After tax management-adjusted charges	3,459	155	4,283	4,499
Adjusted operating net income	$23,617	$21,712	$68,681	$58,422

Weighted average common shares outstanding - diluted	37,552,667	35,194,739	37,017,486	34,470,101
Earnings per diluted share	$0.54	$0.61	$1.74	$1.56
Adjusted operating net income per diluted share	$0.63	$0.62	$1.86	$1.69

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the third quarter of 2017 and 2016, respectively:

	Three Months Ended September 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$59,130	$5,862	$2,022	$1,413	$7,895	$76,322
Interest expense	5,530	1,597	487	432	1,421	9,467
Net interest income	53,600	4,265	1,535	981	6,474	66,855
Provision for loan losses	1,037	262	215	(1)	274	1,787
Noninterest income	13,007	12,257	583	1,130	22	26,999
Noninterest expense
Salaries and employee benefits	20,554	9,792	129	858	1,250	32,583
Equipment and occupancy expenses	5,384	555	1	54	42	6,036
Data processing and telecommunications expenses	6,357	425	28	9	231	7,050
Other expenses	14,905	1,001	51	63	2,078	18,098
Total noninterest expense	47,200	11,773	209	984	3,601	63,767
Income before income tax expense	18,370	4,487	1,694	1,128	2,621	28,300
Income tax expense	4,850	1,475	580	394	843	8,142
Net income	$13,520	$3,012	$1,114	$734	$1,778	$20,158

	Three Months Ended September 30, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$55,369	$3,679	$2,073	$1,089	$—	$62,210
Interest expense	3,716	1,054	225	148	—	5,143
Net interest income	51,653	2,625	1,848	941	—	57,067
Provision for loan losses	57	447	94	213	—	811
Noninterest income	13,949	13,198	555	1,162	—	28,864
Noninterest expense
Salaries and employee benefits	18,323	8,940	103	616	—	27,982
Equipment and occupancy expenses	5,490	433	1	65	—	5,989
Data processing and telecommunications expenses	5,794	364	26	1	—	6,185
Other expenses	11,533	1,303	26	181	—	13,043
Total noninterest expense	41,140	11,040	156	863	—	53,199
Income before income tax expense	24,405	4,336	2,153	1,027	—	31,921
Income tax expense	7,733	1,518	754	359	—	10,364
Net income	$16,672	$2,818	$1,399	$668	$—	$21,557

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2017 and 2016. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Quarter Ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$109,266	$406	1.47%	$90,551	$155	0.68%
Investment securities	864,456	5,665	2.60%	857,433	4,872	2.26%
Loans held for sale	126,798	1,131	3.54%	105,859	826	3.10%
Loans	4,379,082	53,394	4.84%	2,897,771	33,672	4.62%
Purchased loans	937,595	14,048	5.94%	1,199,175	19,296	6.40%
Purchased loan pools	475,742	3,491	2.91%	629,666	4,346	2.75%
Total interest-earning assets	6,892,939	78,135	4.50%	5,780,455	63,167	4.35%
Noninterest-earning assets	568,428			549,895
Total assets	$7,461,367			$6,330,350

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$3,162,448	$2,963	0.37%	$2,787,323	$1,719	0.25%
Time deposits	1,020,239	2,173	0.85%	887,685	1,355	0.61%
Federal funds purchased and securities sold under agreements to repurchase	19,414	11	0.22%	37,305	18	0.19%
FHLB advances	608,413	1,849	1.21%	265,202	393	0.59%
Other borrowings	75,590	1,183	6.21%	49,345	479	3.86%
Subordinated deferrable interest debentures	85,040	1,288	6.01%	83,719	1,179	5.60%
Total interest-bearing liabilities	4,971,144	9,467	0.76%	4,110,579	5,143	0.50%
Demand deposits	1,654,467			1,546,211
Other liabilities	38,900			33,178
Shareholders’ equity	796,856			640,382
Total liabilities and shareholders’ equity	$7,461,367			$6,330,350
Interest rate spread			3.74%			3.85%
Net interest income		$68,668			$58,024
Net interest margin			3.95%			3.99%

On a tax-equivalent basis, net interest income for the third quarter of 2017 was $68.7 million, an increase of $10.6 million, or 18.3%, compared with $58.0 million reported in the same quarter in 2016. The higher net interest income is a result of growth in average interest earning assets which increased $1.11 billion, or 19.2%, from $5.78 billion in the third quarter of 2016 to $6.89 billion for the third quarter of 2017. The Company’s net interest margin decreased during the third quarter of 2017 to 3.95%, compared with 3.99% reported in the third quarter of 2016 but remained stable compared with 3.95% reported in the second quarter of 2017.

Total interest income, on a tax-equivalent basis, increased to $78.1 million during the third quarter of 2017, compared with $63.2 million in the same quarter of 2016. Yields on earning assets increased to 4.50% during the third quarter of 2017, compared with 4.35% reported in the third quarter of 2016. During the third quarter of 2017, loans comprised 85.9% of earning assets, compared with 83.6% in the same quarter of 2016. This increase is a result of growth in average legacy loans which increased $1.48 billion, or 51.1%, to $4.38 billion in the third quarter 2017 from $2.90 billion in the same period of 2016. Yields on legacy loans increased to 4.84% in the third quarter of 2017, compared with 4.62% in the same period of 2016. The yield on purchased loans decreased from 6.40% in the third quarter of 2016 to 5.94% during the third quarter of 2017. Accretion income for the third quarter of 2017 was $2.7 million, compared with $3.6 million in the third quarter of 2016. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 5.21% for the third quarter of 2016, compared with 4.79% in the same period of 2017. Yields on purchased loan pools increased from 2.75% in the third quarter of 2016 to 2.91% in the same period in 2017. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.50% in the third quarter of 2016 to 0.76% in the third quarter of 2017. Total funding costs, inclusive of noninterest bearing demand deposits, increased to 0.57% in the third quarter of 2017, compared with 0.36% during the third quarter of 2016. Deposit costs increased from 0.23% in the third quarter of 2016 to 0.35% in the third quarter of 2017. Non-deposit funding costs increased from 1.89% in the third quarter of 2016 to 2.18% in the third quarter of 2017. The increase in non-deposit funding costs was driven primarily by an increased utilization of short-term FHLB advances coupled with an increase in the average rate paid on other borrowings related to the March 2017 issuance of $75.0 million of 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 82.5% of total deposits in the third quarter of 2017, compared with 83.0% during the third quarter of 2016. Average balances of interest bearing deposits and their respective costs for the third quarter of 2017 and 2016 are shown below:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,201,151	0.20%	$1,085,828	0.16%
MMDA	1,682,306	0.55%	1,435,151	0.34%
Savings	278,991	0.07%	266,344	0.07%
Retail CDs < $100,000	437,641	0.62%	431,570	0.45%
Retail CDs > $100,000	582,598	1.01%	451,115	0.75%
Brokered CDs	—	—%	5,000	0.64%
Interest-bearing deposits	$4,182,687	0.49%	$3,675,008	0.33%

Provision for Loan Losses

The Company’s provision for loan losses during the third quarter of 2017 amounted to $1.8 million, compared with $2.2 million in the second quarter of 2017 and $811,000 in the third quarter of 2016. At September 30, 2017, classified loans still accruing totaled $45.8 million, compared with $43.3 million at December 31, 2016. Non-performing assets as a percentage of total assets decreased from 0.94% at December 31, 2016 to 0.75% at September 30, 2017. Net charge-offs on legacy loans during the third quarter of 2017 were approximately $1.6 million, or 0.15% of average legacy loans on an annualized basis, compared with approximately $371,000, or 0.05%, in the third quarter of 2016. The Company’s allowance for loan losses allocated to legacy loans at September 30, 2017 was $21.2 million, or 0.46% of legacy loans, compared with $20.5 million, or 0.56% of legacy loans, at December 31, 2016. The Company’s total allowance for loan losses at September 30, 2017 was $26.0 million, or 0.44% of total loans, increasing from $23.9 million, or 0.45% of total loans, at December 31, 2016.

Noninterest Income

Total non-interest income for the third quarter of 2017 was $27.0 million, a decrease of $1.9 million, or 6.5%, from the $28.9 million reported in the third quarter of 2016.  Service charges on deposit accounts in the third quarter of 2017 decreased $823,000, or 7.2%, to $10.5 million, compared with $11.4 million in the third quarter of 2016. This decrease in service charge revenue was primarily attributable to lower overdraft fee income. Income from mortgage-related activities decreased $727,000, or 5.2%, from $14.1 million in the third quarter of 2016 to $13.3 million in the third quarter of 2017. Total production in the third quarter of 2017 amounted to $401.7 million, compared with $410.8 million in the same quarter of 2016, while spread (gain on sale) decreased to 3.30% in the current quarter compared with 3.69% in the same quarter of 2016. The retail mortgage open pipeline finished the third quarter of 2017 at $158.4 million, compared with $174.3 million at the beginning of the third quarter of 2017 and $145.4 million at the end of the third quarter of 2016. Other service charges, commissions and fees decreased $92,000, or 11.6%, to $699,000 during the third quarter of 2017, compared with $791,000 during the third quarter of 2016. The decrease in other service charges, commissions and fees was primarily attributable to lower ATM fees, reflecting the Company's decision to waive ATM fees for customers during Hurricane Irma. Other non-interest income decreased $223,000, or 8.4%, to $2.4 million for the third quarter of 2017, compared with $2.6 million during the third quarter of 2016. The decrease in other non-interest income was primarily attributable to lower bank owned life insurance income and lower check order fee income.

Noninterest Expense

Total non-interest expenses for the third quarter of 2017 increased $10.6 million, or 19.9%, to $63.8 million, compared with $53.2 million in the same quarter 2016. Salaries and employee benefits increased $4.6 million, or 16.4%, from $28.0 million in the third quarter of 2016 to $32.6 million in the third quarter of 2017 due to staff additions for the premium finance division, increased staffing related to the Company’s ongoing BSA compliance efforts, higher incentive accruals for production staff, increased commissions in the mortgage and SBA divisions, and staff additions for the equipment finance line of business. Occupancy and equipment expenses remained stable at $6.0 million for both the third quarter of 2017 and the third quarter of 2016. Tighter controls on expenses held increases in these costs to a minimum. Data processing and telecommunications expense increased $865,000, or 14.0%, to $7.1 million in the third quarter of 2017, compared with $6.2 million in the third quarter of 2016, due to an increase in the number of accounts being processed by our core banking system and additional software fees incurred related to the buildout of our BSA compliance program which we expect to stabilize. Credit resolution-related expenses decreased from $1.5 million in the third quarter of 2016 to $1.3 million in the third quarter of 2017. Other noninterest expenses increased $5.2 million from $9.3 million in the third quarter of 2016 to $14.5 million in the third quarter of 2017 due primarily to consulting fees related to BSA compliance resolution, management and licensing fees associated with the premium finance division and loan servicing fees associated with consumer installment home improvement loans serviced by an unrelated third party.

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2017, the Company reported income tax expense of $8.1 million, compared with $10.4 million in the same period of 2016. This decrease in income tax expense is directly correlated to the decrease in pre-tax income for the periods. The Company’s effective tax rate for the three months ending September 30, 2017 and 2016 was 28.8% and 32.5%, respectively.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $64.4 million, or $1.74 per diluted share, for the nine months ended September 30, 2017, compared with $53.9 million, or $1.56 per diluted share, for the same period in 2016. The Company’s return on average assets and average shareholders’ equity were 1.20% and 11.39%, respectively, for the nine months ended September 30, 2017, compared with 1.19% and 12.01%, respectively, for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company incurred pre-tax merger and conversion charges of $494,000, pre-tax BSA compliance resolution expenses of $4.7 million, pre-tax Hurricane Irma expenses of $410,000, and pre-tax losses on the sale of premises of $956,000. During the nine months ended September 30, 2016, the Company incurred pre-tax merger and conversion charges of $6.4 million and pre-tax losses on the sale of premises of $562,000. Excluding these merger and conversion charges, compliance resolution expenses, Hurricane Irma expenses, and losses on the sale of premises, the Company’s net income would have been $68.7 million, or $1.86 per diluted share, and $58.4 million, or $1.69 per diluted share, for the first nine months of 2017 and 2016, respectively.

Below is a reconciliation of adjusted operating net income to net income, as discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net income available to common shareholders	$20,158	$21,557	$64,398	$53,923
Adjustment items:
Merger and conversion charges	92	—	494	6,359
Certain compliance resolution expenses	4,729	—	4,729	—
Financial impact of Hurricane Irma	410	—	410	—
Losses on the sale of premises	91	238	956	562
Tax effect of management adjusted charges	(1,863)	(83)	(2,306)	(2,422)
After tax management-adjusted charges	3,459	155	4,283	4,499
Adjusted operating net income	$23,617	$21,712	$68,681	$58,422

Weighted average common shares outstanding - diluted	37,552,667	35,194,739	37,017,486	34,470,101
Earnings per diluted share	$0.54	$0.61	$1.74	$1.56
Adjusted operating net income per diluted share	$0.63	$0.62	$1.86	$1.69

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first nine months of 2017 and 2016, respectively:

	Nine Months Ended September 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$170,036	$14,890	$4,968	$3,884	$21,005	$214,783
Interest expense	14,510	4,179	1,074	1,111	3,307	24,181
Net interest income	155,526	10,711	3,894	2,773	17,698	190,602
Provision for loan losses	4,510	617	159	98	444	5,828
Noninterest income	38,974	35,823	1,340	4,663	94	80,894
Noninterest expense
Salaries and employee benefits	58,757	24,771	403	2,339	3,239	89,509
Equipment and occupancy expenses	16,068	1,684	3	159	145	18,059
Data processing and telecommunications expenses	18,778	1,182	80	12	598	20,650
Other expenses	34,355	3,030	137	533	6,326	44,381
Total noninterest expense	127,958	30,667	623	3,043	10,308	172,599
Income before income tax expense	62,032	15,250	4,452	4,295	7,040	93,069
Income tax expense	17,801	5,337	1,559	1,503	2,471	28,671
Net income	$44,231	$9,913	$2,893	$2,792	$4,569	$64,398

	Nine Months Ended September 30, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$158,682	$9,992	$4,714	$2,721	$—	$176,109
Interest expense	10,726	2,383	458	450	—	14,017
Net interest income	147,956	7,609	4,256	2,271	—	162,092
Provision for loan losses	1,471	540	94	276	—	2,381
Noninterest income	39,702	36,126	1,328	4,373	—	81,529
Noninterest expense
Salaries and employee benefits	55,740	23,591	399	1,970	—	81,700
Equipment and occupancy expenses	16,541	1,326	3	190	—	18,060
Data processing and telecommunications expenses	17,299	974	71	3	—	18,347
Other expenses	39,040	3,392	77	542	—	43,051
Total noninterest expense	128,620	29,283	550	2,705	—	161,158
Income before income tax expense	57,567	13,912	4,940	3,663	—	80,082
Income tax expense	18,278	4,870	1,729	1,282	—	26,159
Net income	$39,289	$9,042	$3,211	$2,381	$—	$53,923

Interest Income

Interest income, on a tax-equivalent basis, for the nine months ended September 30, 2017 was $219.7 million, an increase of $41.0 million, or 22.9%, as compared with $178.7 million for the same period in 2016. Average earning assets for the nine-month period increased $1.12 billion, or 20.4%, to $6.61 billion as of September 30, 2017, compared with $5.49 billion as of September 30, 2016. The increase in average earning assets is due to organic growth in the loan portfolio coupled with acquisition activity during the first quarter of 2016. Yield on average earning assets increased to 4.44% for the nine months ended September 30, 2017, compared with 4.35% in the first nine months of 2016. The increase in the yield on average earning assets was primarily attributable to the growth in legacy loans.

Interest Expense

Total interest expense for the nine months ended September 30, 2017 amounted to $24.2 million, reflecting a $10.2 million increase from the $14.0 million expense recorded in the same period of 2016. During the nine-month period ended September 30, 2017, the Company’s funding costs increased to 0.51% from 0.35% reported in 2016. Deposit costs increased to 0.32% during the nine-month period ended September 30, 2017, compared with 0.23% during the same period in 2016. Total non-deposit funding costs decreased to 1.99% during the nine-month period ended September 30, 2017, compared with 2.36% during the first nine months of 2016. The decrease in non-deposit funding costs was driven primarily by an increased utilization of lower rate short-term FHLB advances.

Net Interest Income

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2017 and 2016. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% federal tax rate.

	Nine Months Ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$126,014	$1,070	1.14%	$134,060	$659	0.66%
Investment securities	864,684	16,917	2.62%	840,688	15,227	2.42%
Loans held for sale	105,296	2,842	3.61%	96,340	2,402	3.33%
Loans	4,018,597	143,806	4.78%	2,642,498	93,887	4.75%
Purchased loans	982,033	43,986	5.99%	1,147,821	53,348	6.21%
Purchased loan pools	513,750	11,109	2.89%	629,118	13,220	2.81%
Total interest-earning assets	6,610,374	219,730	4.44%	5,490,525	178,743	4.35%
Noninterest-earning assets	569,956			539,656
Total assets	$7,180,330			$6,030,181

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$3,048,284	$7,614	0.33%	$2,740,368	$4,922	0.24%
Time deposits	994,770	5,865	0.79%	872,209	3,808	0.58%
Federal funds purchased and securities sold under agreements to repurchase	29,612	44	0.20%	44,433	77	0.23%
FHLB advances	539,496	3,994	0.99%	126,855	571	0.60%
Other borrowings	66,420	2,900	5.84%	47,809	1,333	3.72%
Subordinated deferrable interest debentures	84,712	3,764	5.94%	79,912	3,306	5.53%
Total interest-bearing liabilities	4,763,294	24,181	0.68%	3,911,586	14,017	0.48%
Demand deposits	1,624,837			1,490,152
Other liabilities	36,046			28,626
Shareholders’ equity	756,153			599,817
Total liabilities and shareholders’ equity	$7,180,330			$6,030,181
Interest rate spread			3.76%			3.87%
Net interest income		$195,549			$164,726
Net interest margin			3.96%			4.01%

For the year-to-date period ending September 30, 2017, the Company reported $195.5 million of net interest income on a tax-equivalent basis, an increase of $30.8 million, or 18.7%, compared with $164.7 million of net interest income for the same period in 2016.  The average balance of earning assets increased $1.12 billion, or 20.4%, from $5.49 billion during the first nine months of 2016 to $6.61 billion during the first nine months of 2017. The increase in average earning assets is due to organic growth in the loan portfolio coupled with acquisition activity during the first quarter of 2016. The Company’s net interest margin decreased to 3.96% in the nine-month period ending September 30, 2017, compared with 4.01% in the same period in 2016. The decrease in the net interest margin was primarily attributable to the increase in yield on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased to $5.8 million for the nine months ended September 30, 2017, compared with $2.4 million in the same period in 2016. For the nine-month period ended September 30, 2016, the Company had legacy net charge-offs totaling $3.9 million, compared with $1.9 million for the same period in 2016. Annualized legacy net charge-offs as a percentage of average legacy loans increased to 0.13% during the first nine months of 2017, compared with 0.10% during the first nine months of 2016. For the nine-month period ended September 30, 2017, the Company had total loan net charge-offs totaling $3.8 million, compared with $480,000 for the same period in 2016. Annualized total loan net charge-offs as a percentage of average total loans increased to 0.09% during the first nine months of 2017, compared with 0.01% during the first nine months of 2016. Non-performing assets declined to $57.6 million at September 30, 2017, compared with $66.6 million at September 30, 2016.

Noninterest Income

Non-interest income for the first nine months of 2017 decreased $635,000, or 0.8%, to $80.9 million, compared with $81.5 million in the same period in 2016. Service charges on deposit accounts remained stable at $31.7 million for both the first nine months of 2017 and the first nine months of 2016.  However, service charge revenues on both commercial and consumer accounts increased, while overdraft fee income declined. Income from mortgage banking activity increased slightly from $38.4 million in the first nine months of 2016 to $38.5 million in the first nine months of 2017, due to higher levels of production. Other service charges, commissions and fees decreased $732,000, or 25.5%, to $2.1 million in the first nine months of 2017, compared with $2.9 million in the first nine months of 2016. The decrease in other service charges, commissions and fees was primarily attributable to lower ATM fees and lower brokerage income. Other non-interest income increased slightly from $8.4 million during the first nine months of 2016 to $8.5 million during the first nine months of 2017.

Noninterest Expense

Total operating expenses for the first nine months of 2017 increased $11.4 million, or 7.1%, to $172.6 million, compared with $161.2 million in the same period in 2016. Salaries and benefits for the first nine months of 2017 increased $7.8 million as compared with the first nine months of 2016 due to staff additions for the premium finance division, increased staffing related to the Company’s ongoing BSA compliance efforts, staff additions for the equipment finance line of business, and the acquisition of Jacksonville Bancorp, Inc. (“JAXB”) during the first quarter of 2016. Occupancy and equipment expenses remained stable at $18.1 million for both the first nine months of 2017 and the first nine months of 2016. Data processing and telecommunications expenses increased from $18.3 million in the first nine months of 2016 to $20.7 million in the first nine months of 2017. Credit resolution-related expenses, including problem loan and OREO expense and OREO write-downs and losses, decreased to $2.9 million for the first nine months of 2017, compared with $5.1 million in the first nine months of 2016. Advertising and marketing expenses increased from $2.9 million for the first nine months of 2016 to $3.6 million for the first nine months of 2017. Amortization of intangible assets for the first nine months of 2017 decreased $342,000 as compared with the first nine months of 2016. Merger and conversion charges were $494,000 and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively, reflecting the first quarter 2016 acquisition of JAXB. Other noninterest expense increased $9.0 million for the first nine months of 2017 as compared with the first nine months of 2016 due primarily to consulting fees related to BSA compliance resolution, management and licensing fees associated with the premium finance division, and loan servicing fees associated with consumer installment home improvement loans serviced by an unrelated third party.

Income Taxes

In the first nine months of 2017, the Company recorded income tax expense of $28.7 million, compared with $26.2 million in the same period of 2016. This increase in income tax expense is directly correlated to the increase in pre-tax income for the periods. The Company’s effective tax rate for the nine months ended September 30, 2017 and 2016 was 30.8% and 32.7%, respectively.

Financial Condition as of September 30, 2017

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2017, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2017, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities:

(dollars in thousands)	Amortized Cost	Fair Value	Book Yield	Modified Duration	Estimated Cash Flows 12 Months
September 30, 2017
U.S. government sponsored agencies	$1,000	$1,004	3.20%	0.19	$1,000
State, county and municipal securities	140,190	143,387	4.06%	4.82	14,048
Corporate debt securities	46,704	47,249	4.00%	5.34	3,000
Mortgage-backed securities	626,927	627,953	2.34%	3.91	102,846
Total debt securities	$814,821	$819,593	2.73%	4.14	$120,894

December 31, 2016
U.S. government sponsored agencies	$999	$1,020	3.20%	0.92	$1,000
State, county and municipal securities	149,899	152,035	3.73%	5.34	7,884
Corporate debt securities	32,375	32,172	2.94%	4.87	2,000
Mortgage-backed securities	641,362	637,508	2.38%	4.33	94,081
Total debt securities	$824,635	$822,735	2.65%	4.53	$104,965

Loans and Allowance for Loan Losses

At September 30, 2017, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $6.09 billion, an increase from $5.37 billion reported at December 31, 2016. Loans held for sale increased from $105.9 million at December 31, 2016 to $137.4 million at September 30, 2017. Legacy loans (excluding purchased loans and purchased loan pools) increased $947.9 million, from $3.63 billion at December 31, 2016 to $4.57 billion at September 30, 2017, driven primarily by increased growth in commercial, financial and agricultural, construction and development, residential real estate, and commercial real estate loan categories. Purchased loans decreased $152.1 million, from $1.07 billion at December 31, 2016 to $917.1 million at September 30, 2017, due to paydowns of $155.0 million, transfers to other real estate owned of $4.3 million and charge-offs of $1.8 million, partially offset by accretion of $9.0 million. Purchased loan pools decreased $103.1 million, from $568.3 million at December 31, 2016 to $465.2 million at September 30, 2017 due to payments on the portfolio of $95.5 million and premium amortization of $2.9 million during the first nine months of 2017.

The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio. The Company focuses on the following loan categories: (1) commercial, financial and agricultural; (2) construction and development related real estate; (3) commercial and farmland real estate; (4) residential real estate; and (5) consumer. The Company’s management has strategically located its branches in select markets in South and Southeast Georgia, North Florida, Southeast Alabama and throughout South Carolina to take advantage of the growth in these areas.

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

At the end of the third quarter of 2017, the allowance for loan losses allocated to legacy loans totaled $21.2 million, or 0.46% of legacy loans, compared with $20.5 million, or 0.56% of legacy loans, at December 31, 2016. The decrease in the allowance for loan losses as a percentage of legacy loans reflects improvement in the credit risk of our portfolio, both from the mix of loan and collateral types and the credit quality of the loan portfolio. Our legacy nonaccrual loans decreased from $18.1 million at December 31, 2016 to $15.3 million at September 30, 2017. For the first nine months of 2017, our legacy net charge off ratio as a percentage of average legacy loans increased to 0.13%, compared with 0.10% for the first nine months of 2016. The total provision for loan losses for the first nine months of 2017 increased to $5.8 million, compared with $2.4 million for the first nine months of 2016. Our ratio of total nonperforming assets to total assets decreased from 0.94% at December 31, 2016 to 0.75% at September 30, 2017.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 11.8%, or $2.1 million, during the first nine months of 2017, while the balance of loans collectively evaluated for impairment increased 14.3%, or $723.9 million, during the same period. A significant portion of the loan growth was concentrated in lower risk categories such as commercial premium finance loans and municipal loans which did not require as large of an allowance for loan losses as other categories of loans. In addition to the change of type of loan growth, we also experienced a decline in our historical loss rates across nearly all loan portfolios. We consider a four year loss rate on all loan categories and our charge off ratios have been declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as weak commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans declined 1 basis point from 0.35% at December 31, 2016 to 0.34% at September 30, 2017. The largest decrease was in the legacy construction and development real estate category, which decreased from 0.75% at December 31, 2016 to 0.58% at September 30, 2017. The reason for this decline is the positive trend in net losses within that category.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment decreased slightly by 0.2%, or $12,000, during the first nine months of 2017, while the balance of loans individually evaluated for impairment decreased 7.4%, or $4.5 million, during the same period. Although the total allowance for loan losses allocated to loans individually evaluated for impairment changed by only $12,000 from December 31, 2016 to September 30, 2017, the amount allocated for the legacy residential real estate category declined by $1.8 million, while the amount allocated for purchased loans increased by $1.6 million.

The following tables present an analysis of the allowance for loan losses as of and for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Balance of allowance for loan losses at beginning of period	$23,920	$21,062
Provision charged to operating expense	5,828	2,381
Charge-offs:
Commercial, financial and agricultural	1,896	1,273
Real estate – construction and development	95	324
Real estate – commercial and farmland	413	708
Real estate – residential	2,031	883
Consumer installment and Other	922	192
Purchased loans	1,472	1,261
Purchased loan pools	—	—
Total charge-offs	6,829	4,641
Recoveries:
Commercial, financial and agricultural	699	279
Real estate – construction and development	244	474
Real estate – commercial and farmland	156	191
Real estate – residential	190	368
Consumer installment and Other	78	119
Purchased loans	1,680	2,730
Purchased loan pools	—	—
Total recoveries	3,047	4,161
Net charge-offs	3,782	480
Balance of allowance for loan losses at end of period	$25,966	$22,963

	As of and for the Nine Months Ended September 30, 2017
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$21,227	$3,262	$1,477	$25,966
Net charge-offs (recoveries) for the period	3,990	(208)	—	3,782
Loan balances:
End of period	4,574,678	917,126	465,218	5,957,022
Average for the period	4,018,597	982,033	513,750	5,514,380
Net charge-offs as a percentage of average loans	0.13%	(0.03)%	0.00%	0.09%
Allowance for loan losses as a percentage of end of period loans	0.46%	0.36%	0.32%	0.44%

	As of and for the Nine Months Ended September 30, 2016
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$19,433	$1,522	$2,008	$22,963
Net charge-offs (recoveries) for the period	1,949	(1,469)	—	480
Loan balances:
End of period	3,091,039	1,129,381	624,886	4,845,306
Average for the period	2,642,498	1,147,821	629,118	4,419,437
Net charge-offs as a percentage of average loans	0.10%	(0.17)%	0.00%	0.01%
Allowance for loan losses as a percentage of end of period loans	0.63%	0.13%	0.32%	0.47%

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $917.1 million and $1.07 billion at September 30, 2017 and December 31, 2016, respectively. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $9.9 million and $12.5 million, at September 30, 2017 and December 31, 2016, respectively.

The Bank initially recorded purchased loans at their fair values, taking into consideration certain credit quality, risk and liquidity marks. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans are adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, a reserve for loan losses will be established to account for that difference. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date is recognized as interest income prospectively. During the nine months ended September 30, 2017, the Company recorded for purchased loans a provision for loan loss of $745,000. During the nine months ended September 30, 2016, the Company recorded for purchased loans a reduction in provision for loan loss of $654,000 due to recoveries exceeding charge-offs for purchased loans.

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial, financial and agricultural	$80,895	$96,537
Real estate – construction and development	68,583	81,368
Real estate – commercial and farmland	500,169	576,355
Real estate – residential	264,312	310,277
Consumer installment	3,167	4,654
	$917,126	$1,069,191

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2017, purchased loan pools totaled $465.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $459.1 million and $6.1 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $1.5 million and $1.8 million of the allowance for loan losses to the purchased loan pools at September 30, 2017 and December 31, 2016, respectively.

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

Nonaccrual loans, excluding purchased loans, totaled $15.3 million at September 30, 2017, a decrease of 15.4% from $18.1 million reported at December 31, 2016. Nonaccrual purchased loans totaled $19.0 million at September 30, 2017, a decrease of 17.1%, compared with $23.0 million at December 31, 2016. At September 30, 2017, OREO, excluding purchased OREO, totaled $9.4 million, compared with $10.9 million at December 31, 2016. Purchased OREO totaled $9.9 million at September 30, 2017, compared with $12.5 million at December 31, 2016. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2017, total non-performing assets decreased to 0.75% of total assets, compared with 0.94% at December 31, 2016.

Non-performing assets at September 30, 2017 and December 31, 2016 were as follows:

(dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans, excluding purchased loans	$15,325	$18,114
Nonaccrual purchased loans	19,049	22,966
Nonaccrual purchased loan pools	915	—
Accruing loans delinquent 90 days or more, excluding purchased loans	2,941	—
Accruing purchased loans delinquent 90 days or more	—	—
Foreclosed assets, excluding purchased assets	9,391	10,874
Purchased other real estate owned	9,946	12,540
Total non-performing assets	$57,567	$64,494

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of September 30, 2017 and December 31, 2016, the Company had a balance of $14.2 million and $18.2 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at September 30, 2017 and December 31, 2016:

September 30, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$44	13	$129
Real estate – construction and development	7	424	2	34
Real estate – commercial and farmland	16	4,769	5	210
Real estate – residential	78	7,209	16	1,212
Consumer installment	4	6	36	130
Total	109	$12,452	72	$1,715

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$47	15	$114
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2017 and December 31, 2016:

September 30, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	8	$56	9	$117
Real estate – construction and development	6	399	3	59
Real estate – commercial and farmland	17	4,778	4	201
Real estate – residential	80	7,425	14	996
Consumer installment	25	74	15	62
Total	136	$12,732	45	$1,435

December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$82	7	$79
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4,119	5	2,970
Real estate – residential	84	9,248	13	831
Consumer installment	25	76	14	71
Total	145	$14,211	41	$3,985

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2017 and December 31, 2016:

September 30, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,622	4	$172
Forgiveness of principal	3	1,256	—	—
Forbearance of principal	5	75	5	644
Rate reduction only	13	1,580	1	29
Rate reduction, forbearance of interest	33	2,431	20	491
Rate reduction, forbearance of principal	7	1,465	35	249
Rate reduction, forgiveness of interest	36	3,023	3	119
Rate reduction, forgiveness of principal	—	—	4	11
Total	109	$12,452	72	$1,715

December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,685	5	$146
Forgiveness of principal	3	1,303	—	—
Forbearance of principal	8	2,210	9	315
Rate reduction only	12	1,573	1	29
Rate reduction, forbearance of interest	38	2,618	21	1,647
Rate reduction, forbearance of principal	8	1,734	29	1,506
Rate reduction, forgiveness of interest	37	3,086	3	341
Rate reduction, forgiveness of principal	—	—	1	3
Total	117	$14,209	69	$3,987

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2017 and December 31, 2016:

September 30, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$445	1	$80
Raw land	9	723	2	34
Hotel and motel	3	1,411	—	—
Office	4	667	—	—
Retail, including strip centers	5	2,189	3	85
1-4 family residential	78	7,002	18	1,259
Automobile/equipment/CD	6	13	47	255
Unsecured	1	2	1	2
Total	109	$12,452	72	$1,715

December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$763	—	$—
Raw land	9	742	2	34
Apartments	—	—	3	1,505
Hotel and motel	3	1,525	—	—
Office	3	477	—	—
Retail, including strip centers	4	1,298	—	—
1-4 family residential	82	9,340	17	746
Church	—	—	2	1,465
Automobile/equipment/CD	10	61	44	233
Unsecured	1	3	1	4
Total	117	$14,209	69	$3,987

As of September 30, 2017 and December 31, 2016, the Company had a balance of $26.0 million and $28.1 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at September 30, 2017 and December 31, 2016:

September 30, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$18
Real estate – construction and development	3	1,022	6	349
Real estate – commercial and farmland	15	6,308	11	3,834
Real estate – residential	119	12,875	25	1,627
Consumer installment	—	—	2	6
Total	137	$20,205	47	$5,834

December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	4	$91
Real estate – construction and development	6	1,358	3	30
Real estate – commercial and farmland	20	8,460	5	2,402
Real estate – residential	123	13,713	33	2,077
Consumer installment	3	11	1	—
Total	153	$23,543	46	$4,600

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2017 and December 31, 2016:

September 30, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$12	2	$6
Real estate – construction and development	8	1,365	1	6
Real estate – commercial and farmland	21	8,197	5	1,945
Real estate – residential	127	13,340	17	1,162
Consumer installment	1	3	1	3
Total	158	$22,917	26	$3,122

December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$16	2	$76
Real estate – construction and development	8	1,378	1	9
Real estate – commercial and farmland	25	10,862	—	—
Real estate – residential	126	13,484	30	2,306
Consumer installment	4	11	—	—
Total	166	$25,751	33	$2,391

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2017 and December 31, 2016:

September 30, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$189	9	$1,772
Forgiveness of principal	—	—	1	63
Forbearance of principal	6	1,934	5	1,588
Forbearance of principal, extended amortization	2	375	1	298
Rate reduction only	72	11,607	16	1,465
Rate reduction, forbearance of interest	19	1,913	10	454
Rate reduction, forbearance of principal	10	2,211	5	194
Rate reduction, forgiveness of interest	24	1,976	—	—
Total	137	$20,205	47	$5,834

December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$3,553	4	$207
Forbearance of principal	7	2,003	5	1,528
Forbearance of principal, extended amortization	1	78	1	323
Rate reduction only	78	12,710	13	1,385
Rate reduction, forbearance of interest	20	1,387	19	632
Rate reduction, forbearance of principal	11	1,617	3	231
Rate reduction, forgiveness of interest	24	2,195	1	294
Total	153	$23,543	46	$4,600

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2017 and December 31, 2016:

September 30, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$369	—	$—
Raw land	3	1,045	7	846
Hotel and motel	1	151	1	497
Office	2	470	2	505
Retail, including strip centers	8	5,074	1	169
1-4 family residential	121	13,096	28	2,356
Church	—	—	2	1,390
Automobile/equipment/CD	—	—	6	71
Total	137	$20,205	47	$5,834

December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,532	—	$—
Raw land	7	1,919	4	86
Hotel and motel	1	154	1	558
Office	3	967	—	—
Retail, including strip centers	7	4,489	1	197
1-4 family residential	127	14,470	33	2,318
Church	—	—	1	1,298
Automobile/equipment/CD	4	12	6	143
Total	153	$23,543	46	$4,600

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

As of September 30, 2017, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2017 and December 31, 2016. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$618,772	10%	$444,412	8%
Multi-family loans	160,577	3%	130,723	3%
Nonfarm non-residential loans (excluding owner occupied)	1,012,661	17%	985,496	19%
Total CRE Loans (excluding owner occupied)	1,792,010	30%	1,560,631	30%
All other loan types	4,165,012	70%	3,703,695	70%
Total Loans	$5,957,022	100%	$5,264,326	100%

The following table outlines the percentage of total CRE loans, net of owner occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of September 30, 2017 and December 31, 2016:

	Internal Limit	Actual
		September 30, 2017	December 31, 2016
Construction and development	100%	76%	72%
Commercial real estate	300%	220%	253%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At September 30, 2017, the Company’s short-term investments were $112.8 million, compared with $71.2 million at December 31, 2016. At September 30, 2017, the Company did not have any federal funds sold and all $112.8 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at September 30, 2017 and December 31, 2016 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of approximately $723,000 and $978,000 at September 30, 2017 and December 31, 2016, respectively.

The Company has fair value hedges with a combined notional amount of $22.7 million at September 30, 2017 for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $204,000 and a liability of approximately $96,000 at September 30, 2017. At December 31, 2016, the Company had fair value hedges with a combined notional amount of $20.2 million. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $229,000 and a liability of approximately $96,000 at December 31, 2016.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $3.8 million and $4.3 million at September 30, 2017 and December 31, 2016, respectively, and a liability of approximately $237,000 and $0 at September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.94%	8.68%
Ameris Bank	10.83%	9.27%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.35%	8.32%
Ameris Bank	12.69%	10.35%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.65%	9.69%
Ameris Bank	12.69%	10.35%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.25%	10.11%
Ameris Bank	13.10%	10.77%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2017 and December 31, 2016, the net carrying value of the Company’s other borrowings was $808.6 million and $492.3 million, respectively. On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. These subordinated notes are included in other borrowings at September 30, 2017 at a net carrying value of $73.8 million. See Note 8 for additional details on the subordinated notes.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Investment securities available for sale to total deposits	13.90%	14.13%	14.72%	14.76%	15.80%
Loans (net of unearned income) to total deposits	101.04%	97.88%	94.31%	94.42%	91.32%
Interest-earning assets to total assets	92.48%	92.14%	91.98%	91.32%	91.25%
Interest-bearing deposits to total deposits	70.86%	71.12%	70.67%	71.78%	70.54%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2017 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At September 30, 2017, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of approximately $723,000 and $978,000 at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, the Company had fair value hedges with a combined notional amount of $22.7 million for the purpose of hedging the change in fair value of certain fixed rate loans. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $204,000 and a liability of approximately $96,000 at September 30, 2017. At December 31, 2016, the Company had fair value hedges with a combined notional amount of $20.2 million. These instruments have maturity dates that range from January 2023 to October 2031 and are indexed to the one-month LIBOR rate. The fair value of these instruments amounted to an asset of approximately $229,000 and a liability of approximately $96,000 at December 31, 2016.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $3.8 million and $4.3 million at September 30, 2017 and December 31, 2016, respectively, and a liability of $237,000 and $0 at September 30, 2017 and December 31, 2016, respectively.

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

During the quarter ended September 30, 2017, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1*
Severance Protection and Restrictive Covenants Agreement by and among Ameris Bancorp, Ameris Bank and William D. McKendry dated as of October 3, 2017 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on October 6, 2017).

10.2
Third Amendment to Loan Agreement dated October 20, 2017 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.3
Third Amended and Restated Revolving Promissory Note dated as of September 26, 2017 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on October 23, 2017).
.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101
The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended September 30, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2017	AMERIS BANCORP

/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
Executive Vice President, Chief Financial Officer and Chief Operating Officer (duly authorized signatory and principal accounting and financial officer)