Form 10-K
period 2017-12-31
Ameris Bancorp
filed 2018-03-01
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $1,737,874,955.
As of February 19, 2018, the registrant had outstanding 38,240,509 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

ITEM 1. BUSINESS
OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 97 domestic banking offices. We do not operate in any foreign countries. At December 31, 2017, we had approximately $7.86 billion in total assets, $6.24 billion in total loans, $6.63 billion in total deposits and $804.5 million of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

BANKING SERVICES
Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime loans. In addition, the Company does not regularly buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Less than 1% of the Company’s loan portfolio was a loan participation purchased at December 31, 2017.

At December 31, 2017, our loan portfolio totaled approximately $6.24 billion, representing approximately 79.5% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Consumer Loans. Our consumer loans include home improvement, home equity, motor vehicle, loans secured by savings accounts and small unsecured personal credit lines. The terms of these loans typically range from 12 to 240 months and vary based upon the nature of collateral and size of the loan. These loans are generally secured by various assets owned by the consumer. In addition, during 2016, the Bank began purchasing consumer installment home improvement loans made to borrowers throughout the United States.

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

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of six regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee is required. All new loans or modifications to existing loans in excess of $250,000 are reviewed monthly by the Company’s Credit Administration Department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our ongoing internal loan review process which is independent of the originating loan officer.

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

The Bank has purchased loans outside of its market area. These include residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois, consumer installment home improvement loans made to borrowers throughout the United States and commercial insurance premium finance loans made to borrowers throughout the United States. These purchases were reviewed and approved by the Chief Credit Officer.

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

The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary. Local market presidents and lending officers meet periodically to review all past due loans, the status of large loans and certain other credit or economic related matters. Individual lending officers are responsible for collection of past due amounts and monitoring any changes in the financial status of the borrowers. Loans that are serviced by others, such as certain residential mortgage loans and consumer installment home improvement loans, are monitored by the Company’s credit officers, although ultimate collection of past due amounts is the responsibility of the servicing agents.

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

Brokered deposits are deposits obtained by utilizing an outside broker that is paid a fee. The Bank utilizes brokered deposits to accomplish several purposes, such as (i) acquiring a certain maturity and dollar amount without repricing the Bank’s current customers which could increase or decrease the overall cost of deposits and (ii) acquiring certain maturities and dollar amounts to help manage interest rate risk.

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Company to obtain advances through its credit program. These advances are secured by securities owned by the Company and held in safekeeping by the FHLB, FHLB stock owned by the Company and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans. The Company has a revolving credit agreement with a regional bank, secured by subsidiary bank stock, and the Company maintains credit arrangements with various other financial institutions to purchase federal funds. The Company participates in the Federal Reserve discount window borrowings program.

On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. The subordinated notes were sold to the public at par. The subordinated notes will mature on March 15, 2027 and through March 14, 2022 will bear a fixed rate of interest of 5.75% per annum. Beginning March 15, 2022, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month LIBOR plus 3.616%.

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $85.6 million as of December 31, 2017. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

The Company also enters into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

Use of Derivatives

The Company seeks to provide stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2016 and 2017, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from a variable to a fixed interest rate on certain junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which is classified as a cash flow hedge, is indexed to 90-day LIBOR.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in the value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $2,888,000 and $4,314,000 at December 31, 2017 and 2016, respectively, and a derivative liability of approximately $67,000 and $0 at December 31, 2017 and 2016, respectively.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

Hamilton State Bancshares, Inc.

On January 25, 2018, the Company and Hamilton State Bancshares, Inc., a Georgia corporation ("Hamilton"), entered into an Agreement and Plan of Merger (the "Hamilton Merger Agreement") pursuant to which Hamilton will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Hamilton State Bank, a Georgia bank wholly owned by Hamilton, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. Hamilton State Bank operates 28 full-service banking locations, 24 of which are located in the Atlanta, Georgia MSA, two of which are located in the Gainesville, Georgia MSA, and two of which are located just outside the Atlanta, Georgia MSA. Under the terms of the Hamilton Merger Agreement, Hamilton's shareholders will receive $0.93 in cash and 0.16 shares of Ameris common stock, par value $1.00 per share (the "Common Stock"), for each share of Hamilton common stock they hold. The estimated purchase price is $405.7 million in the aggregate based upon the $53.45 per share closing price of our Common Stock as of January 25, 2018. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of Hamilton's shareholders. The transaction is expected to close during the third quarter of 2018. As of December 31, 2017, Hamilton reported assets of $1.79 billion, gross loans of $1.30 billion and deposits of $1.55 billion. The purchase price will be allocated among the net assets of Hamilton acquired as appropriate, with the remaining balance being reported as goodwill.

Atlantic Coast Financial Corporation

On November 16, 2017, the Company and Atlantic Coast Financial Corporation, a Maryland corporation ("Atlantic"), entered into an Agreement and Plan of Merger (the "Atlantic Merger Agreement") pursuant to which Atlantic will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Atlantic Coast Bank, a Florida bank wholly owned by Atlantic, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. Atlantic Coast Bank operates 12 full-service banking locations, eight of which are located in the Jacksonville, Florida MSA, three of which are located in the Waycross, Georgia MSA, and one of which is located in the Douglas, Georgia MSA. Under the terms of the Atlantic Merger Agreement, Atlantic's stockholders will receive $1.39 in cash and 0.17 shares of our Common Stock for each share of Atlantic common stock they hold. The estimated purchase price is $145.0 million in the aggregate based upon the $47.30 per share closing price of our Common Stock as of November 16, 2017. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of Atlantic's stockholders. The transaction is expected to close during the second quarter of 2018. As of December 31, 2017, Atlantic reported assets of $983.3 million, gross loans of $851.4 million and deposits of $675.8 million. The purchase price will be allocated among the net assets of the Atlantic acquired as appropriate, with the remaining balance being reported as goodwill.

US Premium Finance

In December 15, 2016, the Bank entered into a Management and License Agreement with William J. Villari and US Premium Financing Holding Company, a Florida corporation (“USPF”), pursuant to which Mr. Villari agreed to manage a division of the Bank operated under the name “US Premium Finance” and engaged in the business of soliciting, originating, servicing, administering and collecting loans made for purposes of funding insurance premiums and other loans made to persons engaged in the insurance business.

Also on December 15, 2016, the Company entered into a Stock Purchase Agreement with Mr. Villari pursuant to which the Company agreed to purchase from Mr. Villari 4.99% of the outstanding shares of common stock of USPF. As consideration for such shares, the Company agreed to issue to Mr. Villari 128,572 unregistered shares of our Common Stock in a private placement transaction pursuant to the exemptions from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder. Those transactions closed on January 18, 2017. The Company's 4.99% investment in USPF was valued at $5.8 million, based upon the $45.45 per share closing price of our Common Stock immediately prior to the parties' execution of the Stock Purchase Agreement.

On January 3, 2018, the Company completed the purchase of an additional 25.01% of the outstanding shares of common stock of USPF from Mr. Villari pursuant to a Stock Purchase Agreement dated December 29, 2017. In exchange for such shares, the Company paid $12.5 million and issued 114,285 unregistered shares of our Common Stock in a similarly exempt private placement transaction.

The Company accrued the additional 25.01% investment in USPF in its December 31, 2017 financial statements. The Company's additional 25.01% investment in USPF was valued at $18.1 million based upon the $12.5 million cash payment to be made and the $48.75 per share closing price of our Common Stock immediately prior to the parties' execution of the Stock Purchase Agreement.

Because USPF does not have a readily determinable fair value, the 4.99% investment in USPF is carried at cost and is included in other investments in the Company’s December 31, 2017 consolidated balance sheet at a carrying value of $5.8 million. Additionally, the Company's accrued liability of $18.1 million and the related additional 25.01% investment in USPF was recorded in other liabilities and other investments, respectively, in the Company's December 31, 2017 consolidated balance sheet pending settlement in cash and shares of the Company’s common stock on January 3, 2018.

On January 25, 2018, the Company, the Bank and the remaining shareholders of USPF entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase the remaining 70% of the outstanding shares of common stock of USPF. In exchange for such shares, Ameris agreed to pay the selling shareholders approximately $8.92 million in cash and issue to them 830,301 unregistered shares of our Common Stock in an exempt private placement transaction. In addition, under the agreement, the selling shareholders may receive additional cash payments aggregating up to approximately $5.83 million based on the achievement by the Company's premium finance division of certain income targets between January 1, 2018 and June 30, 2019. The purchase of the remaining 70% of the outstanding shares of common stock of USPF was completed on January 31, 2018, with a cash payment of $8.92 million and issuance of 830,301 shares of Common Stock valued at $44.5 million based upon the $53.55 per share closing price of our Common Stock as of January 24, 2018.

Upon acquisition of the remaining 70% of the outstanding shares of common stock of USPF, the Management and License Agreement was terminated, and Mr. Villari will continue to manage the premium finance division as an employee of the Bank.

Prior to the January 31, 2018 completion of this business combination, USPF was a private entity and the information necessary to complete the initial accounting for the business combination is incomplete at this time.  In the Company’s consolidated statement of income for the year ended December 31, 2017, no gain or loss has been recognized as a result of remeasuring to fair value the prior minority equity investment in USPF held by the Company immediately before the business combination was completed.  During the first quarter of 2018, the total purchase price for USPF will be allocated among the net assets of USPF acquired as appropriate, with the remaining balance being reported as goodwill and any gain or loss resulting from remeasuring to fair value the prior minority equity investment in USPF will be recognized.

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

Coastal Bankshares, Inc.

On June 30, 2014, Ameris acquired Coastal by merger, at which time Coastal’s wholly owned banking subsidiary, The Coastal Bank (“Coastal Bank”), also was merged with and into the Bank. Coastal was headquartered in Savannah, Georgia and it operated six banking locations in Chatham, Liberty and Effingham Counties in Georgia.  The acquisition of Coastal grew the Company’s existing market presence in the Savannah, Georgia market.  The consideration for the acquisition, with an aggregate purchase price of approximately $37.3 million, consisted of approximately 1,599,000 shares of Common Stock with a value of approximately $34.5 million and $2.8 million cash in exchange for outstanding warrants.

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

MARKET AREAS AND COMPETITION

The banking industry in general, and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. While our select market areas in Georgia, Alabama, Florida and South Carolina have experienced strong population growth over the past 20 to 30 years, intense market demands, national and local economic pressures, including a low interest rate environment, and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become much more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. Competition for deposits comes from other commercial banks, thrift institutions, savings banks, internet banks, credit unions, and brokerage and investment banking firms. Interest rates, online banking capabilities, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

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

EMPLOYEES

At December 31, 2017, the Company employed approximately 1,460 full-time-equivalent employees. We consider our relationship with our employees to be good.

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

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2017, we had approximately $6.24 billion in total loans outstanding, of which approximately $2.1 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. As of December 31, 2017, there was approximately $38.2 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

•
In addition to increased capital requirements, depository institutions and their holding companies will be required to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements in order to avoid limitations on the payment of dividends, the repurchase of shares or the payment of discretionary bonuses. The capital conservation buffer requirement is being phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing in amount each year (1.25% for 2017) until, beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitations.

•
The prompt corrective action regulations, under the final rule, incorporate a Common Equity Tier 1 Capital requirement and raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action regulations, a banking organization is required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. As of December 31, 2017, the minimum risk-based capital requirements including the 1.25% capital conservation buffer are as follows: 9.25% Total Risk-Based Capital Ratio, 7.25% Tier 1 Risk-Based Capital Ratio, and 5.75% Common Equity Tier 1 Risk Based Capital Ratio. To be well capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk-Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2017, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2017, our total risk-based capital ratio, our Tier 1 risk-based capital ratio and our common equity Tier 1 capital ratio were 13.14%, 11.58% and 10.29%, respectively. Neither Ameris nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

At December 31, 2017, our leverage ratio was 9.71%, compared with 8.68% at December 31, 2016. Federal Reserve guidelines provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2017, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The FDIC manages the DIF in part through the DIF’s reserve ratio and sets assessment rates to achieve a “designated reserve ratio” (the “DRR”), the ratio at which the FDIC believes the DIF can withstand a future banking crisis. The FDIC has set the DRR at 2.0% as a long-range minimum target. The Dodd-Frank Act requires the reserve ratio of the DIF to reach 1.35% by September 30, 2020. As of September 30, 2017, the reserve ratio for the DIF was 1.28%. The FDIC has adopted a risk-based premium system that provides for quarterly assessments. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

In April 2016, the FDIC adopted new assessment rates and a new methodology for the assignment of rates that would become effective when the reserve ratio of the DIF rose above 1.15%. This event occurred when the FDIC announced that as of June 30, 2016, the reserve ratio was 1.17%. Accordingly, for the last two quarters of 2016 and all four quarters of 2017, the Bank’s assessment rate has been determined differently. The range of initial base assessment rates shifted down to 3 basis points to 30 basis points (subject to certain adjustments for unsecured debt and brokered deposits). Insured depository institutions other than large and highly complex institutions were assigned to one of three (rather than four) risk categories based solely on composite CAMELS rating. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. Under the new assessment rule, further downward adjustments of assessment rates are possible as the DRR exceeds 2.0% and higher levels.

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

As of December 31, 2017, excluding purchased non-covered and covered assets, our C&D concentration as a percentage of capital totaled 75.2% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 183.3%. Including purchased non-covered and covered loans subject to loss-sharing agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 83.0% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 218.8%.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2017, net interest income made up 71.3% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

We sell the majority of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values could result in one or more of the following:

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

Negative or unexpected consequences of the 2017 Tax Act could adversely affect Ameris’s results of operations.

The Tax Cuts and Jobs Act of 2017, signed into law on December 22, 2017 (the “2017 Tax Act”), will make significant changes to he Internal Revenue Code of 1986, as amended, including a reduction in the corporate tax rate and limitations on certain corporate deductions and credits. The new tax law could have negative or unexpected consequences on our financial position. By way of example, the 2017 Tax Act will lead to changes in the valuation of certain deferred tax assets and deferred tax liabilities on our consolidated balance sheets, which could materially affect our results of operations. Further, the full extent of the impact of the 2017 Tax Act on the financial statements of the Company cannot reasonably be estimated at this time. No assurance is given that the new tax law will not have an adverse effect on the market price of our Common Stock.

Our growth and financial performance may be negatively impacted if we are unable to successfully execute our growth plans, including successful completion of the Atlantic merger and the Hamilton merger.

Economic conditions and other factors, such as our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund earning asset growth at a reasonable and profitable level, sufficient capital to support our growth initiatives, competitive factors and banking laws, will impact our success.

We may seek to supplement our internal growth through acquisitions. This may include other acquisition transactions in addition to the Atlantic merger and the Hamilton merger that are currently pending. We cannot predict with certainty the number, size or timing of acquisitions, or whether any such acquisitions, including the Atlantic merger and the Hamilton merger, will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

Generally, we must receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on the competition, financial condition and future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may also be required to sell banks or branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefits of any acquisition.

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

If the Atlantic merger and the Hamilton merger were to occur, the pro forma combined company would exceed $10 billion in assets, which would result in increased costs and/or reduced revenues to the resulting entity and subject it to increased regulatory scrutiny by its primary federal regulators with respect to its risk management and other activities.

It is currently expected that, if the Atlantic merger and the Hamilton merger were both completed, the pro forma combined company would exceed $10 billion in assets, resulting in the Company being subject to additional regulation and oversight that could impact our revenues and/or expenses. Such regulation and oversight include becoming subject to: (i) under the Dodd-Frank Act, annual stress testing (or DFAST), designed to assess the Company’s capital adequacy and risk management practices in the event of certain economic downturn scenarios; (ii) the examination and enforcement authority of the CFPB with respect to consumer and small business products and services; (iii) deposit insurance premium assessments based on an FDIC scorecard based on, among other things, the Bank’s CAMELS rating and results of asset-related stress testing and funding-related stress testing; and (iv) a cap on interchange transaction fees for debit cards, as required by Federal Reserve regulations, which will significantly reduce our interchange revenue after the mergers. It is difficult to predict the overall compliance cost of these provisions, which will become effective (with a phase-in period) when the combined company surpasses $10 billion in consolidated assets as a result of the Atlantic merger and the Hamilton merger. However, compliance with these provisions will likely require additional staffing, engagement of external consultants and other operating costs that could have a material adverse effect on the future financial condition and results of operations of the Company.

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

Our ability to originate and maintain accounts is highly dependent upon customer and other external perceptions of our business practices and our financial health. Adverse perceptions regarding our business practices or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk. We carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions, but we cannot be certain that our efforts will completely mitigate these risks.

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

Although loan portfolios acquired in past FDIC-assisted transactions have initially been accounted for at fair value, we do not know how many of the remaining acquired loans will become impaired, or to what degree such loans may become impaired, and impairment may result in additional charge-offs to the portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolios that we have acquired in such acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

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

Our market areas, located in the southeastern United States, are susceptible to natural disasters, such as hurricanes, tropical storms, other severe weather events and related flooding and wind damage. These natural disasters could negatively impact regional economic conditions, cause a decline in the value of mortgaged properties or the destruction of mortgaged properties, cause an increase in the risk of delinquencies, foreclosures or losses on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. We cannot predict with certainty whether or to what extent damage that may be caused by severe weather events will affect our operations or assets or the economies in our current or future market areas.

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

Holders of the Company’s debt obligations and any shares of the Company’s preferred stock that may be outstanding in the future will have priority over the Company’s common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and preferred dividends.

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2017, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $85.6 million and other subordinated notes payable with a carrying value of $73.8 million.

Upon the winding up and termination of the Company, holders of our Common Stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied and holders of our senior debt, subordinated debt and junior subordinated debentures issued in connection with trust preferred securities have received any payments and other distributions due to them. In addition, we are required to pay interest on our senior debt, subordinated debt and junior subordinated debentures issued in connection with the Company’s trust preferred securities before we pay any dividends on our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,200 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. The Company also leases approximately 90,700 square feet in Jacksonville, Florida used for additional corporate support services. In addition to its corporate headquarters, Ameris operates 97 office or branch locations. Of the 97 branch locations, 75 are owned and 22 are subject to either building or ground leases. Ameris also operates 13 loan production offices, all of which are subject to building leases. At December 31, 2017, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Common Stock is listed on NASDAQ under the symbol “ABCB”. The following table sets forth: (i) the high and low sales prices for the Common Stock as quoted on NASDAQ during 2017 and 2016; and (ii) the amount of quarterly dividends declared on the Common Stock during the periods indicated. The high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended 2017	High	Low	Dividend

March 31	$49.50	$41.60	$0.10
June 30	49.80	42.60	0.10
September 30	51.28	41.05	0.10
December 31	51.30	44.75	0.10

Quarter Ended 2016	High	Low	Dividend

March 31	$33.81	$24.96	$0.05
June 30	32.76	27.73	0.05
September 30	36.20	28.90	0.10
December 31	47.70	34.61	0.10

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

Holders of Common Stock

As of February 16, 2018, there were approximately 2,373 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index, the index of NASDAQ Bank Stocks and the index of SNL U.S. Bank NASDAQ Stocks for the five-year period commencing December 31, 2012, and ending December 31, 2017. This line graph assumes an investment of $100 on December 31, 2012, and reinvestment of dividends and other distributions to shareholders.

Total Return Performance
Ameris Bancorp
NASDAQ Stock Market (US Companies)
SNL U.S. Bank NASDAQ Index
Index Value
450
400
350
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Ameris Bancorp	100.00	169.02	206.61	275.83	356.87	397.87
NASDAQ Stock Market (US Companies)	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58
Source: SNL Financial

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. Acquisitions, including the FDIC-assisted transactions completed between 2009 and 2012, the acquisition of Prosperity in 2013, the acquisition of Coastal in 2014, the branch acquisition in 2015, the acquisition of Merchants in 2015 and the acquisition of JAXB in 2016, as well as the December 2016 purchase of a pool of commercial insurance premium finance loans and the establishment of a division to originate loans of this type, significantly affected the comparability of selected financial data. Specifically, since the acquisitions were accounted for using the acquisition method of accounting, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 3, “Business Combinations,” and Note 4, “Assets Acquired in FDIC-Assisted

Acquisitions,” in the notes to consolidated financial statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Total assets	$7,856,203	$6,892,031	$5,588,940	$4,037,077	$3,667,649
Earning assets	7,288,285	6,293,670	5,084,658	3,574,561	3,232,769
Loans held for sale	197,442	105,924	111,182	94,759	67,278
Loans	4,856,514	3,626,821	2,406,877	1,889,881	1,618,454
Purchased loans	861,595	1,069,191	909,083	945,518	838,990
Purchased loan pools	328,246	568,314	592,963	—	—
Investment securities	810,873	822,735	783,185	541,805	486,235
FDIC loss-share receivable, net of clawback	—	—	6,301	31,351	65,441
Total deposits	6,625,845	5,575,163	4,879,290	3,431,149	2,999,231
FDIC loss-share payable including clawback	8,803	6,313	—	—	—
Shareholders’ equity	804,479	646,437	514,759	366,028	316,699

Selected Average Balances:
Total assets	$7,330,974	$6,166,714	$4,804,245	$3,731,281	$2,848,529
Earning assets	6,759,509	5,598,077	4,320,948	3,303,467	2,472,704
Loans held for sale	113,657	97,995	87,952	71,231	110,542
Loans	4,188,378	2,777,505	2,161,726	1,753,013	1,478,816
Purchased loans	958,738	1,127,765	918,796	897,125	451,988
Purchased loan pools	496,844	619,440	201,689	—	—
Investment securities	861,189	842,886	731,165	508,383	332,413
Total deposits	5,845,430	5,200,241	4,126,885	3,200,622	2,487,901
Shareholders’ equity	770,296	613,435	492,242	316,400	277,173

Selected Income Statement Data:
Interest income	$294,347	$239,065	$190,393	$164,566	$126,322
Interest expense	34,222	19,694	14,856	14,680	10,137
Net interest income	260,125	219,371	175,537	149,886	116,185

Provision for loan losses	8,364	4,091	5,264	5,648	11,486
Noninterest income	104,457	105,801	85,586	62,836	46,549
Noninterest expense	231,936	215,835	199,115	150,869	121,945
Income before income taxes	124,282	105,246	56,744	56,205	29,303
Income tax expense	50,734	33,146	15,897	17,482	9,285
Net income	$73,548	$72,100	$40,847	$38,723	$20,018
Preferred stock dividends	—	—	—	286	1,738
Net income available to common shareholders	$73,548	$72,100	$40,847	$38,437	$18,280

	Year Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Per Share Data
Net income – basic	$2.00	$2.10	$1.29	$1.48	$0.76
Net income – diluted	1.98	2.08	1.27	1.46	0.75
Common book value	21.59	18.51	15.98	13.67	11.50
Tangible book value	17.86	14.42	12.65	10.99	9.87
Common dividends – cash	0.40	0.30	0.20	0.15	—

Profitability Ratios
Net income to average total assets	1.00%	1.17%	0.85%	1.08%	0.70%
Net income to average common shareholders’ equity	9.55	11.75	8.37	12.40	8.06
Net interest margin	3.95	3.99	4.12	4.59	4.74
Efficiency ratio	63.62	66.38	76.25	70.92	74.94

Loan Quality Ratios
Net charge-offs to average loans*	0.13%	0.11%	0.22%	0.34%	0.75%
Allowance for loan losses to total loans *	0.44	0.56	0.85	1.12	1.38
Nonperforming assets to total loans and OREO**	0.85	1.12	1.60	3.35	3.49

Liquidity Ratios
Loans to total deposits	91.25%	94.42%	80.11%	82.64%	81.94%
Average loans to average earnings assets	83.50	80.83	75.96	80.22	78.08
Noninterest-bearing deposits to total deposits	26.82	28.22	27.26	24.46	22.29

Capital Adequacy Ratios
Shareholders’ equity to total assets	10.24%	9.38%	9.21%	9.07%	8.63%
Common stock dividend payout ratio	20.00	14.29	15.50	10.14	—

*	Excludes purchased non-covered and covered assets.

**	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2017, the Company reported net income of $73.5 million, or $1.98 per diluted share, compared with $72.1 million, or $2.08 per diluted share, in 2016. The Company’s net income as a percentage of average assets for 2017 and 2016 was 1.00% and 1.17%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 9.55% and 11.75%, respectively. Reported net income for the year ended December 31, 2017 includes a charge of $13.6 million to income tax expense attributable to the remeasurement of the Company's deferred tax assets and deferred tax liabilities due to the recently enacted federal tax legislation that reduces the Company's future federal corporate tax rate.

Highlights of the Company’s performance in 2017 include the following:

•	Total assets were $7.86 billion at December 31, 2017, an increase of $964.2 million, or 14.0%, from December 31, 2016.

•	Organic growth in loans amounted to $941.0 million for 2017, or 20.3% of December 31, 2016 loans excluding purchased loan pools and covered loans.

•
Total deposits were $6.63 billion at December 31, 2017, an increase of $1.05 billion, or 18.8%, from December 31, 2016. Non-interest bearing demand deposits grew $203.8 million, or 12.9%, during 2017 to end the year at 26.8% of total deposits.

•	Total revenue increased 12.1% to $364.6 million.

•
The Company’s net interest margin decreased 4 basis point to 3.95% in 2017, from 3.99% in 2016. This decrease was primarily attributable to higher funding costs even though yields on substantially all earning asset classes increased. Deposit costs, the Company’s largest funding expense, increased from 0.24% in 2016 to 0.34% in 2017. Non-deposit funding yields decreased from 2.26% in 2016 to 2.11% in 2017.

•	Net income from retail mortgage, warehouse lending, SBA and premium finance lines of business increased 44.0% to $26.4 million, compared with $18.3 million in 2016.

•
Total non-accrual loans, decreased approximately $11.5 million, or 27.9%, to $29.6 million during 2017. Non-accrual loans, excluding purchased loans, decreased approximately $3.9 million, or 21.6%, to $14.2 million during 2017.

•	Legacy OREO (excluding purchased OREO and OREO sourced from purchased loans) decreased from $10.9 million at December 31, 2016 to $8.5 million at December 31, 2017.

•	Non-performing assets to total assets continued to improve during 2017, decreasing from 0.94% at December 31, 2016 to 0.68% at December 31, 2016.

•
Net charge-offs for 2017 remained low at 0.13% of average total legacy loans, compared with 0.11% for 2016. Net charge-offs for 2017 remained low at 0.12% of average total loans, compared with 0.03% for 2016.

•
Tangible common equity to tangible assets increased from 7.46% at December 31, 2016 to 8.62% at December 31, 2017. Tangible common book value per share increased 23.9% from $14.42 at December 31, 2016 to $17.86 at December 31, 2017.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. Based on total committed exposure at December 31, 2017, we had six individual loans/lines of credit that exceeded our normal in-house credit limit of $30.0 million. Total exposure from these six individual loans/lines of credit amounted to $258.5 million as of December 31, 2017. The largest total committed exposure for a single loan/line of credit at December 31, 2017 was $50.0 million, and we had three lines of credit at this level. All three of these $50.0 million lines of credit are extended to clients of our warehouse lending division. As of December 31, 2017, we had 11 relationships consisting of 32 loans/lines of credit that exceeded $30.0 million. Total exposure from these 11 relationships amounted to $440.0 million as of December 31, 2017. The largest total committed exposure for a single relationship at December 31, 2017 was also $50.0 million, and we had three relationships at this level. All three of these $50.0 million relationships are clients of our warehouse lending division as well. Additional disclosure concerning the Company’s largest loan relationships is provided in the “Balance Sheet Comparison” section below.

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

Fair Value Accounting Estimates

GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant fair values used in determining carrying value include investment securities available for sale, loans held for sale, derivative financial instruments, impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2017, the percentage of the Company’s assets measured at fair value was 13%. See Note 22, “Fair Value Measures”, in the notes to consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for loan losses and gains on FDIC-assisted transactions, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

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

Long-Lived Assets, Including Intangibles

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Core deposit intangibles represent premiums paid for deposits acquired via acquisition and are being amortized over their estimated useful lives, typically five to ten years.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net income during 2017 was $73.5 million, or $1.98 per diluted share, compared with $72.1 million, or $2.08 per diluted share, in 2016, and $40.8 million, or $1.27 per diluted share, in 2015.

For the fourth quarter of 2017, the Company recorded net income of $9.2 million, or $0.24 per diluted share, compared with $18.2 million, or $0.52 per diluted share, for the quarter ended December 31, 2016, and $14.1 million, or $0.43 per diluted share, for the quarter ended December 31, 2015.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $6.76 billion in 2017, compared with approximately $5.60 billion in 2015. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$140,703	$1,725	1.23%	$132,486	$860	0.65%	$219,620	$823	0.37%
Investment securities	861,189	22,586	2.62	842,886	20,229	2.40	731,165	18,657	2.55
Loans held for sale	113,657	4,222	3.71	97,995	3,391	3.46	87,952	3,466	3.94
Loans	4,188,378	200,999	4.80	2,777,505	131,305	4.73	2,161,726	103,206	4.77
Purchased loans	958,738	57,136	5.96	1,127,765	70,363	6.24	918,796	60,336	6.57
Purchased loan pools	496,844	14,640	2.95	619,440	17,170	2.77	201,689	6,481	3.21
Total interest-earning assets	6,759,509	301,308	4.46	5,598,077	243,318	4.35	4,320,948	192,969	4.47
Noninterest-earning assets	571,465			568,637			483,297
Total assets	$7,330,974			$6,166,714			$4,804,245

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$3,172,234	$11,759	0.37%	$2,793,713	$6,984	0.25%	$2,088,859	$4,848	0.23%
Time deposits	1,002,697	8,118	0.81	890,757	5,427	0.61	810,344	4,905	0.61
Federal funds purchased and securities sold under agreements to repurchase	28,694	56	0.20	44,324	98	0.22	50,988	173	0.34
FHLB advances	496,541	5,174	1.04	150,879	899	0.60	8,444	31	0.37
Other borrowings	68,726	4,044	5.88	45,526	1,765	3.88	40,931	1,363	3.33
Subordinated deferrable interest debentures	84,878	5,071	5.97	80,952	4,522	5.59	67,962	3,536	5.20
Total interest-bearing liabilities	4,853,770	34,222	0.71	4,006,151	19,695	0.49	3,067,528	14,856	0.48
Noninterest-bearing demand deposits	1,670,499			1,515,771			1,227,682
Other liabilities	36,409			31,357			16,793
Shareholders' equity	770,296			613,435			492,242
Total liabilities and shareholders’ equity	$7,330,974			$6,166,714			$4,804,245
Interest rate spread			3.75%			3.86%			3.99%
Net interest income		$267,086			$223,623			$178,113
Net interest margin			3.95%			3.99%			4.12%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, other investments, interest-bearing deposits in banks and federal funds sold. Our interest-bearing liabilities include deposits, securities sold under agreements to repurchase, other borrowings and subordinated deferrable interest debentures.

2017 compared with 2016. For the year ended December 31, 2017, interest income was $294.3 million, an increase of $55.3 million, or 23.1%, compared with the same period in 2016. Average earning assets increased $1.16 billion, or 20.7%, to $6.76 billion for the year ended December 31, 2017, compared with $5.60 billion as of December 31, 2016. Yield on average earning assets on a taxable equivalent basis increased during 2017 to 4.46%, compared with 4.35% for the year ended December 31, 2016. Average yields on all interest-earning asset categories increased from 2016 to 2017 with the exception of purchased loans, which experienced a decrease in accretion income.

Interest expense on deposits and other borrowings for the year ended December 31, 2017 was $34.2 million, an increase of $14.5 million, or 73.8%, compared with $19.7 million for the year ended December 31, 2016. During 2017, average noninterest-bearing accounts amounted to $1.67 billion and comprised 28.6% of average total deposits, compared with $1.52 billion, or 29.1% of average total deposits, during 2016. Average balances of time deposits amounted to $1.00 billion and comprised 17.2% of average total deposits during 2017, compared with $890.8 million, or 17.1% of average total deposits, during 2016.

On a taxable-equivalent basis, net interest income for 2017 was $267.1 million, compared with $223.6 million in 2016, an increase of $43.5 million, or 19.4%. The Company’s net interest margin, on a tax equivalent basis, decreased 4 basis points to 3.95% for the year ended December 31, 2017, compared with 3.99% for the year ended December 31, 2016. Accretion income for 2017 decreased to $10.6 million, compared with $14.1 million for 2016. Excluding the effect of accretion, the Company’s net interest margin for 2017 increased 5 basis points to 3.79%, compared with 3.74% for 2016.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2017 and 2016 are shown in the following table:

	2017 vs. 2016			2016 vs. 2015
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on federal funds sold and interest-bearing deposits in banks	$865	$812	$53	$37	$364	$(327)
Interest on investment securities	2,357	1,918	439	1,572	(1,279)	2,851
Interest on loans held for sale	831	289	542	(75)	(471)	396
Interest and fees on loans	69,694	2,996	66,698	28,099	(1,300)	29,399
Interest on purchased loans	(13,227)	(2,681)	(10,546)	10,027	(3,696)	13,723
Interest on purchased loan pools	(2,530)	868	(3,398)	10,689	(2,735)	13,424
Total interest income	57,990	4,202	53,788	50,349	(9,117)	59,466
Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	4,775	3,829	946	2,136	500	1,636
Interest on time deposits	2,691	2,009	682	522	35	487
Interest on federal funds purchased and securities sold under agreements to repurchase	(42)	(7)	(35)	(75)	(52)	(23)
Interest on FHLB advances	4,275	2,215	2,060	868	345	523
Interest on other borrowings	2,279	1,380	899	402	249	153
Interest on trust preferred securities	549	330	219	986	310	676
Total interest expense	14,527	9,756	4,771	4,839	1,387	3,452
Net interest income	$43,463	$(5,554)	$49,017	$45,510	$(10,504)	$56,014

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

The Company’s provision for loan losses during 2017 amounted to $8.4 million, compared with $4.1 million for 2016 and $5.3 million in 2015. Net charge-offs in 2017 were 0.12% of average loans compared with 0.03% in 2016 and 0.16% in 2015. Net charge-offs in 2017 were 0.13% of average legacy loans, compared with 0.11% in 2016 and 0.22% in 2015.

At December 31, 2017, non-performing assets amounted to $53.1 million, or 0.68% of total assets, compared with $64.5 million, or 0.94% of total assets, at December 31, 2016. Legacy non-performing assets totaled $28.7 million and $29.0 million at December 31, 2017 and 2016, respectively. Legacy other real estate was approximately $8.5 million as of December 31, 2017, reflecting a 22.2% decrease from the $10.9 million reported at December 31, 2016. Purchased other real estate was $9.0 million at December 31, 2017, reflecting a 28.1% decrease from the $12.5 million at December 31, 2016.

The Company’s allowance for loan losses at December 31, 2017 was $25.8 million, or 0.43% of loans compared with $23.9 million, or 0.45%, and $21.1 million, or 0.54%, at December 31, 2016 and 2015, respectively. Excluding purchased loans and purchased loan pools, the Company’s allowance for loan losses at December 31, 2017 was $21.5 million, or 0.44% of loans excluding purchased loans and purchased loan pools, compared with $20.5 million, or 0.56%, and $20.5 million, or 0.85%, at December 31, 2016 and 2015, respectively. A significant portion of the Company’s loan growth during 2017 consisted of municipal loans, residential mortgages and commercial insurance premium loans, each of which presents a lower risk of default than other loan types, such as acquisition, construction and development or investor commercial real estate loans. The growth in lower-risk loans during 2017, combined with the improved historical loss rates and qualitative factors, are the primary reasons the allowance for loan losses as a percentage of loans, excluding purchased loans and purchased loan pools, decreased during the year.

Noninterest Income

Following is a comparison of noninterest income for 2017, 2016 and 2015.

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Service charges on deposit accounts	$42,054	$42,745	$34,465
Mortgage banking activities	48,535	48,298	36,800
Other service charges, commissions and fees	2,872	3,575	3,754
Net gains on sales of securities	37	94	137
Gain on sale of SBA loans	4,590	3,974	4,522
Other noninterest income	6,369	7,115	5,908
	$104,457	$105,801	$85,586

2017 compared with 2016. Total noninterest income in 2017 was $104.5 million, compared with $105.8 million in 2016, reflecting a decrease of 1.3%, or $1.3 million.

Service charges on deposit accounts decreased by $691,000 to $42.1 million during 2017, a decrease of 1.6% compared with 2016. This decrease was primarily attributable to a decrease in non-sufficient funds / overdraft charges, partially offset by increases in maintenance service charges on deposit accounts and interchange income.

Other service charges, commission and fees decreased by $703,000 to $2.9 million during 2017, a decrease of 19.7% compared with 2016 due to a decrease in ATM fees.

Income from mortgage banking activities was essentially flat during 2017, increasing slightly from $48.3 million in 2016 to $48.5 million in 2017. Retail mortgage revenues increased 8.4% during 2017, from $55.8 million for 2016 to $60.5 million for 2017. Net income for the Company’s retail mortgage division grew 10.8% during 2017 to $12.1 million. Revenues from the Company’s warehouse lending division decreased 1.8% during the year, from $7.8 million for 2016 to $7.6 million for 2017. However, net income for the warehouse lending division increased 4.8% during 2017, from $4.1 million for 2016 to $4.3 million for 2017.

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

Income from mortgage banking activities continued to increase during 2016, from $36.8 million in 2015 to $48.3 million in 2016. Retail mortgage revenues increased 33.4% during 2016, from $41.8 million for 2015 to $55.8 million for 2016. Net income for the Company’s retail mortgage division grew 32.2% during 2016 to $10.9 million. Revenues from the Company’s warehouse lending division increased 45.1% during the year, from $5.3 million for 2015 to $7.8 million for 2016 , and net income for the division increased 37.7% from $3.0 million for 2015 to $4.1 million for 2016.

Noninterest Expense

Following is a comparison of noninterest expense for 2017, 2016 and 2015.

	Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Salaries and employee benefits	$120,016	$106,837	$94,003
Occupancy and equipment	24,069	24,397	21,195
Amortization of intangible assets	3,932	4,376	3,741
Data processing and communications expenses	27,869	24,591	19,849
Advertising and public relations	5,131	4,181	3,312
Postage & delivery	1,803	1,906	1,810
Printing & supplies	2,047	2,158	2,554
Legal fees	1,215	1,374	942
Other professional fees	14,140	8,511	2,506
Directors fees	908	1,060	1,203
FDIC insurance	3,078	3,712	3,475
Merger and conversion charges	915	6,376	7,980
Credit resolution-related expenses	3,493	6,172	17,707
Other noninterest expenses	23,320	20,184	18,838
	$231,936	$215,835	$199,115

2017 compared with 2016. Total noninterest expense increased $16.1 million, or 7.5%, in 2017 to $231.9 million from $215.8 million in 2016. Total noninterest expense for 2017 include approximately $915,000 million in merger-related charges, $5.2 million in compliance-related charges, $410,000 in Hurricane Irma charges, $1.3 million in losses on sale of bank premises, and $14.3 million in noninterest expense related to the new premium finance division that was added in late 2016. Total noninterest expense for 2016 include approximately $6.4 million in merger-related charges, $5.8 million in compliance-related charges, $992,000 in losses on sale of bank premises, and $315,000 in noninterest expense related to the premium finance division. Excluding these amounts, expenses in 2017 increased by $7.5 million, or 3.7%, compared with 2016 levels.

Salaries and benefits increased $13.2 million, or 12.3%, during 2017. The majority of this increase is attributable to $4.5 million in salary and benefit expense in the new premium finance division, $3.3 million in salary and benefit expense related to the strengthening of the Company’s BSA department, and $2.3 million in additional salary and benefits in the retail mortgage division.  Exclusive of these three areas, salary and benefits increased $3.0 million, or 4.0%.

Occupancy costs decreased $328,000, or 1.3%, during 2017, principally as a result of management’s cost saving efforts during the year. Data processing and IT-related costs increased $3.3 million, or 13.3%, in 2017 due to an increased number of accounts and products, as well as customer’s increased reliance on mobile and internet oriented products and services.

Other professional fees increased $5.6 million, or 66.1%, in 2017, primarily due to fees incurred in the premium finance division pursuant to the USPF management and license agreement. Advertising and public relations and other noninterest expense increased during 2017 to support the larger operations of the Company.

Merger and conversion charges of $915,000 in 2017 reflect a decrease of $5.5 million compared with $6.4 million recorded in 2016. Merger and conversion charges were elevated in 2016 due to the acquisition of JAXB and conversion to our core system. Credit resolution-related expenses decreased $2.7 million, or 43.4%, in 2017 as credit quality continues to improve.

2016 compared with 2015. Operating expenses increased from $199.1 million in 2015 to $215.8 million in 2016. Total expenses in 2016 include approximately $6.4 million in merger-related charges and $5.8 million in compliance-related charges, while total expenses in 2015 include approximately $8.0 million in merger-related charges. Excluding these amounts, expenses in 2016 increased by only $12.6 million, or 6.6%, compared with 2015 levels.

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

Income Taxes

Income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2017, the Company recorded income tax expense of approximately $50.7 million, compared with $33.1 million recorded in 2016 and $15.9 million recorded in 2015. The Company’s effective tax rate was 40.8%, 31.5% and 28.0% for the years ended December 31, 2017, 2016 and 2015, respectively. Income tax expense for the year ended includes a charge of approximately $13.6 million to income tax expense attributable to the remeasurement of the Company's deferred tax assets and deferred tax liabilities due to the recently enacted federal tax legislation that reduces the Company's future federal corporate tax rate. Excluding this remeasurement charge, income tax expense for the year ended December 31, 2017 would have been $37.1 million and the Company's effective tax rate would have been approximately 29.9%.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2017, approximately 65.2% of our legacy loan portfolio was secured by real estate, reflecting a continuing reduction from 70.3% at December 31, 2016 and 79.8% at December 31, 2015 as the Company continues to diversify its legacy loan portfolio. The amount of loans outstanding, excluding purchased loans, at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial, financial and agricultural	$1,362,508	$967,138	$449,623	$319,654	$244,373
Real estate – construction and development	624,595	363,045	244,693	161,507	146,371
Real estate – commercial and farmland	1,535,439	1,406,219	1,104,991	907,524	808,323
Real estate – residential	1,009,461	781,018	570,430	456,106	351,886
Consumer installment	309,194	96,915	31,125	30,782	34,249
Other	15,317	12,486	6,015	14,308	33,252
Loans, net of unearned income	$4,856,514	$3,626,821	$2,406,877	$1,889,881	$1,618,454

The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Municipal loans	$522,880	$385,697	$239,151	$115,647	$60,651
Premium finance loans	482,536	353,858	—	—	—
Other commercial, financial and agricultural loans	357,092	227,583	210,472	204,007	183,722
	$1,362,508	$967,138	$449,623	$319,654	$244,373

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2017.

(dollars in thousands)	Outstanding Balance	Average Maturity (Months)	Average Rate	% Nonaccrual
Owner-occupied	$506,969	79	4.67%	0.36%
Farmland	143,345	36	4.74%	0.06%
Apartments	123,268	46	4.41%	—%
Hotels and motels	77,134	73	4.63%	—%
Offices and office buildings	222,943	66	4.23%	0.11%
Strip centers (anchored & non-anchored)	157,826	64	4.40%	—%
Convenience stores	9,560	41	4.48%	—%
Retail properties	169,389	63	4.45%	0.12%
Warehouse properties	94,935	68	4.48%	0.23%
All other	30,070	23	5.24%	0.21%
	$1,535,439	65	4.54%	0.17%

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $30.0 million, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2017 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial, financial and agricultural	$302,699	2.82%	147	0.02%	—%
Real estate – construction and development	169,317	4.36%	89	—	—%
Real estate – commercial and farmland	90,578	4.28%	62	—	—%
Real estate – residential	23,209	4.34%	29	—	—%
Mortgage warehouse and mortgage servicing rights lines of credit	260,000	4.71%	3	—	—%
Total	$845,803	3.91%	79	0.01%	—%

Total legacy loans, excluding purchased loans, as of December 31, 2017, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Commercial, financial and agricultural	$520,096	$272,643	$569,769	$1,362,508
Real estate – construction and development	134,623	383,879	106,093	624,595
Real estate – commercial and farmland	206,488	746,623	582,328	1,535,439
Real estate – residential	290,650	168,676	550,135	1,009,461
Consumer installment	24,391	98,958	185,845	309,194
Other	15,317	—	—	15,317
	$1,191,565	$1,670,779	$1,994,170	$4,856,514

Purchased Assets

Purchased loans are defined as loans that are acquired in bank acquisitions including those acquisitions covered by the loss-sharing agreements with the FDIC. Purchased loans totaled $861.6 million and $1.07 billion at December 31, 2017 and 2016, respectively. Purchased OREO is defined as OREO that was acquired in bank acquisitions including those acquisitions covered by the loss-sharing agreements with the FDIC. Purchased OREO totaled $9.0 million and $12.5 million at December 31, 2017 and 2016, respectively.

The Bank initially records purchased loans at fair value, taking into consideration certain credit quality risk and interest rate risk. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans is adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, additional provision for loan loss expense will be recorded for the impairment in value. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date will result in a reversal of provision for loan loss expense to the extent of prior provisions or will be recognized as interest income prospectively if no provisions have been made or have been fully reversed.

The amount of purchased loans outstanding, at the indicated dates, is shown in the following table according to type of loan.

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial, financial and agricultural	$74,378	$96,537	$51,008	$59,508	$58,691
Real estate – construction and development	65,513	81,368	79,692	81,809	74,355
Real estate – commercial and farmland	468,246	576,355	461,981	454,333	404,349
Real estate – residential	250,539	310,277	311,191	344,862	296,024
Consumer installment	2,919	4,654	5,211	5,006	5,571
Total purchased non-covered loans	$861,595	$1,069,191	$909,083	$945,518	$838,990

Purchased loans as of December 31, 2017, are shown below according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Purchased loans	$137,009	$258,756	$465,830	$861,595
Purchased loan pools	19,225	35,762	273,259	328,246
Total purchased loans	$156,234	$294,518	$739,089	$1,189,841

Total loans (legacy loans, purchased loans and purchased loan pools) which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2017
Predetermined interest rates	$3,048,270
Floating or adjustable interest rates	1,650,286
$4,698,556

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2017, purchased loan pools totaled $328.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $580.7 million and $12.3 million of remaining purchase premium paid at acquisition. At December 31, 2017, 2016 and 2015 the Company has allocated approximately $1.1 million, $1.8 million and $581,000, respectively, of the allowance for loan losses to the purchased loan pools. The Company did not have any purchased loan pools prior to 2015.

Assets Covered by Loss-Sharing Agreements with the FDIC

Included in purchased loans above are loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $30.2 million and $58.2 million at December 31, 2017 and 2016, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $187,000 and $1.2 million at December 31, 2017 and 2016, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The net FDIC loss-share payable reported at December 31, 2017 was $8.8 million which includes the clawback liability of $10.0 million the Bank expects to pay to the FDIC. The net FDIC loss-share payable reported at December 31, 2016 was $6.3 million which includes the clawback liability of $9.3 million the Bank expects to pay to the FDIC.

Covered loans are shown below according to loan type as of the end of the years shown (in thousands).

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial, financial and agricultural	$140	$794	$5,546	$21,467	$26,550
Real estate – construction and development	195	2,992	7,612	23,447	43,179
Real estate – commercial and farmland	107	12,917	71,226	147,627	224,451
Real estate – residential	29,604	41,389	53,038	78,520	95,173
Consumer installment	107	68	107	218	884
Total covered loans	$30,153	$58,160	$137,529	$271,279	$390,237
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

We have developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio. Commercial insurance premium loans, overdraft protection loans and certain mortgage loans and consumer loans serviced by outside processors are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of allowance. Many of the larger loans require an annual review by an independent loan officer and are often reviewed by independent third parties. As a result of these loan reviews, certain loans may be assigned specific allowance allocations. Other loans that surface as problem loans may also be assigned specific allowance allocations. Assigned risk ratings can be adjusted based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the independent internal loan review department.

Generally, the primary contributor to the allowance for loan losses methodology is historical losses by loan type.  The Company’s look-back period for historical losses is 16 quarters.  Current period losses are lower than those incurred four years ago, which has reduced the need in the allowance for loan losses, as a percentage of loans, at December 31, 2017, as compared to prior periods.

The Company’s qualitative factors currently utilized in determining the allowance for loan losses are higher compared to prior periods. Additionally, a significant portion of the Company’s loan growth during 2017 consisted of municipal loans, residential mortgages and commercial insurance premium loans, each of which presents a lower risk of default than other loan types, such as acquisition, construction and development or investor commercial real estate loans. The growth in lower-risk loans during 2017, combined with the improved historical loss rates, are the primary reasons the allowance for loan losses as a percentage of loans, excluding purchased loans, decreased during the year.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial, financial, and agricultural	$3,631	14%	$2,192	9%	$1,144	5%	$2,004	9%	$1,823	8%
Real estate construction & development	3,629	14	2,990	13	5,009	24	5,030	24	5,538	25
Real estate – commercial and farmland	7,501	29	7,662	32	7,994	38	8,823	42	8,393	37
Total Commercial	14,761	57	12,844	54	14,147	67	15,857	75	15,754	70
Real estate - residential	4,786	19	6,786	28	4,760	23	4,129	19	6,034	27
Consumer installment and Other	1,916	7	827	3	1,574	7	1,171	6	589	3
Total excluding purchased loans and purchased loan pools	21,463	83	20,457	85	20,481	97	21,157	100	22,377	100
Purchased loans	3,253	13	1,626	7	—	—	—	—	—	—
Purchased loan pools	1,075	4	1,837	8	581	3	—	—	—	—
Total	$25,791	100%	$23,920	100%	$21,062	100%	$21,157	100%	$22,377	100%

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance of allowance for loan losses at beginning of period	$23,920	$21,062	$21,157	$22,377	$23,593
Provision charged to operating expense	8,364	4,091	5,264	5,648	11,486
Charge-offs:
Commercial, financial and agricultural	2,850	1,999	1,438	1,567	1,759
Real estate – construction and development	95	588	622	592	2,020
Real estate – commercial and farmland	853	708	2,367	3,288	3,571
Real estate - residential	2,151	1,122	1,587	1,707	5,215
Consumer installment and Other	1,618	351	410	471	719
Purchased loans	2,900	1,559	2,709	1,935	1,539
Purchased loan pools	—	—	—	—	—
Total charge-offs	10,467	6,327	9,133	9,560	14,823
Recoveries:
Commercial, financial and agricultural	1,270	400	651	321	432
Real estate – construction and development	246	490	323	349	473
Real estate – commercial and farmland	184	269	317	274	30
Real estate - residential	237	391	151	254	888
Consumer installment and Other	116	127	137	486	298
Purchased loans	1,921	3,417	2,195	1,008	—
Purchased loan pools	—	—	—	—	—
Total recoveries	3,974	5,094	3,774	2,692	2,121
Net charge-offs	6,493	1,233	5,359	6,868	12,702
Balance of allowance for loan losses at end of period	$25,791	$23,920	$21,062	$21,157	$22,377

The following table provides an analysis of the allowance for loan losses and net charge-offs for legacy loans, purchased loans, purchased loan pools and total loans held of investment.

(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
December 31, 2017
Allowance for loan losses at end of period	$21,463	$3,253	$1,075	$25,791
Net charge-offs (recoveries) for the period	5,514	979	—	6,493
Loan balances:
End of period	4,856,514	861,595	328,246	6,046,355
Average for the period	4,188,378	958,738	496,844	5,643,960
Net charge-offs as a percentage of average loans	0.13%	0.10%	0.00%	0.12%
Allowance for loan losses as a percentage of end of period loans	0.44%	0.38%	0.33%	0.43%

December 31, 2016
Allowance for loan losses at end of period	$20,457	$1,626	$1,837	$23,920
Net charge-offs (recoveries) for the period	3,091	(1,858)	—	1,233
Loan balances:
End of period	3,626,821	1,069,191	568,314	5,264,326
Average for the period	2,777,505	1,127,765	619,440	4,524,710
Net charge-offs as a percentage of average loans	0.11%	(0.16)%	0.00%	0.03%
Allowance for loan losses as a percentage of end of period loans	0.56%	0.15%	0.32%	0.45%

December 31, 2015
Allowance for loan losses at end of period	$20,481	$—	$581	$21,062
Net charge-offs (recoveries) for the period	4,845	514	—	5,359
Loan balances:
End of period	2,406,877	909,083	592,963	3,908,923
Average for the period	2,161,726	918,796	201,689	3,282,211
Net charge-offs as a percentage of average loans	0.22%	0.06%	0.00%	0.16%
Allowance for loan losses as a percentage of end of period loans	0.85%	0.00%	0.10%	0.54%

December 31, 2014
Allowance for loan losses at end of period	$21,157	$—	$—	$21,157
Net charge-offs (recoveries) for the period	5,941	927	—	6,868
Loan balances:
End of period	1,889,881	945,518	—	2,835,399
Average for the period	1,753,013	897,125	—	2,650,138
Net charge-offs as a percentage of average loans	0.34%	0.10%	0.00%	0.26%
Allowance for loan losses as a percentage of end of period loans	1.12%	0.00%	0.00%	0.75%

December 31, 2013
Allowance for loan losses at end of period	$22,377	$—	$—	$22,377
Net charge-offs (recoveries) for the period	11,163	1,539	—	12,702
Loan balances:
End of period	1,618,454	838,990	—	2,457,444
Average for the period	1,478,816	451,988	—	1,930,804
Net charge-offs as a percentage of average loans	0.75%	0.34%	0.00%	0.66%
Allowance for loan losses as a percentage of end of period loans	1.38%	0.00%	0.00%	0.91%

At December 31, 2017, the allowance for loan losses allocated to legacy loans totaled $21.5 million, or 0.44% of legacy loans, compared with $20.5 million, or 0.56% of legacy loans, at December 31, 2016. The decrease in the allowance for loan losses as a percentage of legacy loans reflects the change in credit risk of our portfolio, both from the mix of loan and collateral types, as well as the overall improvement in credit quality of the loan portfolio. Our legacy nonaccrual loans decreased from $18.1 million at December 31, 2016 to $14.2 million at December 31, 2017. Legacy nonaccrual loans as a percentage of legacy loans decreased from 0.50% at December 31, 2016 to 0.29% at December 31, 2017. For the year ended December 31, 2017, our legacy net charge off ratio as a percentage of average legacy loans increased slightly to 0.13%, compared with 0.11% for the year ended December 31, 2016. For the year ended December 31, 2017, the Company recorded legacy net charge-offs totaling $5.5 million, compared with $3.1 million for the year ended December 31, 2016.

The provision for loan losses for the year ended December 31, 2017 increased to $8.4 million, compared with $4.1 million for the year ended December 31, 2016. Our ratio of nonperforming assets to total assets decreased from 0.94% at December 31, 2016 to 0.68% at December 31, 2017.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 12.9%, or $2.3 million, during the year ended December 31, 2017, while the balance of loans collectively evaluated for impairment increased 16.3%, or $823.8 million, during the same period. A significant portion of the loan growth was concentrated in lower risk categories such as municipal lending, residential mortgages and commercial insurance premium loans which did not require as large of an allowance for loan losses as other categories of loans because the inherent risk and historical losses are less than traditional loans, such as acquisition, construction and development loans or investor commercial real estate loans. In addition to the change of type of loan growth, we also experienced a decline in our historical loss rates on all loan portfolios. We consider a four year loss rate on all loan categories and our charge off ratio has been steadily declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans decreased one basis point, from 0.35% at December 31, 2016 to 0.34% at December 31, 2017. The largest decreases in allowance allocated to loans collectively evaluated for impairment as a percentage of the related loans were noted in real estate construction and development and consumer installment and other loan categories. The allowance allocated to real estate construction and development loans evaluated collectively for impairment decreased from 0.75% at December 31, 2016 to 0.57% at December 31, 2017. The allowance allocated to consumer installment and other loans evaluated collectively for impairment decreased from 0.76% at December 31, 2016 to 0.59% at December 31, 2017. There have been positive trends in net losses within both of these loan categories. Additionally, for real estate construction and development loans, underwriting on newer loans requires more borrower equity and this type of lending is now primarily focused on single family residential and commercial real estate vertical construction rather than lending for development or investment in raw land.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment decreased 6.1%, or $389,000, during the year ended December 31, 2017, while the balance of loans individually evaluated for impairment decreased 13.6%, or $8.2 million during the same period.

NONPERFORMING LOANS

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectability is charged to the allowance for loan losses. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are placed on non-accrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. The following table presents an analysis of loans accounted for on a non-accrual basis, excluding purchased loans.

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial, financial and agricultural	$1,306	$1,814	$1,302	$1,672	$4,103
Real estate – construction and development	554	547	1,812	3,774	3,971
Real estate – commercial and farmland	2,665	8,757	7,019	8,141	8,566
Real estate – residential	9,194	6,401	6,278	7,663	12,152
Consumer installment	483	595	449	478	411
Total	$14,202	$18,114	$16,860	$21,728	$29,203
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$5,991	$—	$—	$1	$—

The following table presents an analysis of purchased loans accounted for on a non-accrual basis.

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Commercial, financial & agricultural	$813	$692	$3,867	$8,716	$7,268
Real estate – construction and development	3,139	2,611	2,807	8,720	15,106
Real estate – commercial and farmland	5,685	10,174	9,954	22,826	35,148
Real estate – residential	5,743	9,476	9,831	13,239	17,936
Consumer installment	48	13	109	160	353
Total	$15,428	$22,966	$26,568	$53,661	$75,811
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$—	$—	$—	$—	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2017 and 2016, the Company had a balance of $15.6 million and $18.2 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and non-accrual at December 31, 2017 and 2016.

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$47	15	$114
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2017 and 2016.

As of December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$55	7	$106
Real estate – construction and development	4	156	4	295
Real estate – commercial and farmland	18	6,722	4	419
Real estate – residential	78	6,753	14	954
Consumer installment	24	59	13	44
Total	133	$13,745	42	$1,818

As of December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$82	7	$79
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4,119	5	2,970
Real estate – residential	84	9,248	13	831
Consumer installment	25	76	14	71
Total	145	$14,211	41	$3,985

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2017 and 2016.

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,567	4	$163
Forgiveness of principal	3	1,238	—	—
Forbearance of principal	5	2,299	6	657
Rate reduction only	12	1,366	1	29
Rate reduction, forbearance of interest	32	2,224	19	484
Rate reduction, forbearance of principal	6	1,192	33	216
Rate reduction, forgiveness of interest	35	2,713	4	408
Rate reduction, forgiveness of principal	—	—	3	7
Total	105	$13,599	70	$1,964

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$1,685	5	$146
Forgiveness of principal	3	1,303	—	—
Forbearance of principal	8	2,210	9	315
Rate reduction only	12	1,573	1	29
Rate reduction, forbearance of interest	38	2,618	21	1,647
Rate reduction, forbearance of principal	8	1,734	29	1,506
Rate reduction, forgiveness of interest	37	3,086	3	341
Rate reduction, forgiveness of principal	—	—	1	3
Total	117	$14,209	69	$3,987

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2017 and 2016.

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$2,697	1	$79
Raw land	8	713	2	34
Hotel and motel	3	1,370	—	—
Office	4	656	—	—
Retail, including strip centers	5	2,159	3	80
1-4 family residential	74	5,992	20	1,553
Automobile/equipment/CD	6	11	43	216
Unsecured	1	1	1	2
Total	105	$13,599	70	$1,964

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$763	—	$—
Raw land	9	742	2	34
Apartment	—	—	3	1,505
Hotel and motel	3	1,525	—	—
Office	3	477	—	—
Retail, including strip centers	4	1,298	—	—
1-4 family residential	82	9,340	17	746
Church	—	—	2	1,465
Automobile/equipment/CD	10	61	44	233
Unsecured	1	3	1	4
Total	117	$14,209	69	$3,987

As of December 31, 2017 and 2016, the Company had a balance of $24.9 million and $28.1 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and non-accrual at December 31, 2017 and 2016.

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	4	$91
Real estate – construction and development	6	1,358	3	30
Real estate – commercial and farmland	20	8,460	5	2,402
Real estate – residential	123	13,713	33	2,077
Consumer installment	3	11	1	—
Total	153	$23,543	46	$4,600

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2017 and 2016.

As of December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$11	2	$5
Real estate – construction and development	8	1,352	1	6
Real estate – commercial and farmland	22	9,014	2	281
Real estate – residential	124	13,151	18	1,052
Consumer installment	1	2	1	3
Total	156	$23,530	24	$1,347

As of December 31, 2016	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$16	2	$76
Real estate – construction and development	8	1,378	1	9
Real estate – commercial and farmland	25	10,862	—	—
Real estate – residential	126	13,484	30	2,306
Consumer installment	4	11	—	—
Total	166	$25,751	33	$2,391

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2017 and 2016.

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	182	9	1,740
Forgiveness of principal	—	—	1	63
Forbearance of principal	5	2,363	4	406
Forbearance of principal, extended amortization	2	371	1	290
Rate reduction only	70	11,450	15	1,361
Rate reduction, forbearance of interest	22	2,211	9	257
Rate reduction, forbearance of principal	10	2,195	5	187
Rate reduction, forgiveness of interest	21	1,700	2	101
Total	134	$20,472	46	$4,405

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$3,553	4	$207
Forbearance of principal	7	2,003	5	1,528
Forbearance of principal, extended amortization	1	78	1	323
Rate reduction only	78	12,710	13	1,385
Rate reduction, forbearance of interest	20	1,387	19	632
Rate reduction, forbearance of principal	11	1,617	3	231
Rate reduction, forgiveness of interest	24	2,195	1	294
Total	153	$23,543	46	$4,600

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2017 and 2016.

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$368	—	$—
Raw land	2	893	7	829
Hotel and motel	1	149	1	476
Office	2	460	2	494
Retail, including strip centers	7	4,407	1	160
1-4 family residential	119	12,958	28	2,161
Church	1	1,237	1	218
Automobile/equipment/CD	—	—	6	67
Total	134	$20,472	46	$4,405

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$1,532	—	$—
Raw land	7	1,919	4	86
Hotel and motel	1	154	1	558
Office	3	967	—	—
Retail, including strip centers	7	4,489	1	197
1-4 family residential	127	14,470	33	2,318
Church	—	—	1	1,298
Automobile/equipment/inventory	4	12	6	143
Total	153	$23,543	46	$4,600

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 35.6% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan category with the longest maturity, are usually made with five to fifteen year maturities, but with either a variable interest rate or a fixed rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2017, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2017
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total

Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$191,345	$—	$—	$—	$191,345
Investment securities	45,371	9,029	68,244	730,499	853,143
Loans held for sale	197,442	—	—	—	197,442
Loans	1,263,462	554,415	1,503,884	1,534,753	4,856,514
Purchased loans	182,437	119,206	323,007	236,945	861,595
Purchased loan pools	6,149	23,876	163,674	134,547	328,246
	1,886,206	706,526	2,058,809	2,636,744	7,288,285

Interest-bearing liabilities:
Interest-bearing demand deposits	1,468,604	—	—	—	1,468,604
Money market deposit accounts	2,086,764	—	—	—	2,086,764
Savings	271,374	—	—	—	271,374
Time deposits	207,591	570,925	242,020	1,426	1,021,962
Federal funds purchased and securities sold under agreements to repurchase	30,638	—	—	—	30,638
FHLB advances	175,000	—	—	—	175,000
Other borrowings	554	—	75,000	—	75,554
Trust preferred securities	48,436	—	—	37,114	85,550
	4,288,961	570,925	317,020	38,540	5,215,446

Interest rate sensitivity gap	$(2,402,755)	$135,601	$1,741,789	$2,598,204	$2,072,839

Cumulative interest rate sensitivity gap	$(2,402,755)	$(2,267,154)	$(525,365)	$2,072,839

Interest rate sensitivity gap ratio	0.44	1.24	6.49	68.42

Cumulative interest rate sensitivity gap ratio	0.44	0.53	0.90	1.40

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2017	2016	2015
U.S. government sponsored agencies	$—	$1,020	$14,890
State, county and municipal securities	137,794	152,035	161,316
Corporate debt securities	47,143	32,172	6,017
Mortgage-backed securities	625,936	637,508	600,962
	$810,873	$822,735	$783,185

The amounts of securities available for sale in each category as of December 31, 2017 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	State, County and Municipal Securities		Corporate Debt Securities		Mortgage-Backed Securities
(dollars in thousands)	Amount	Yield (1)(2)	Amount	Yield (1)	Amount	Yield (1)
One year or less	$10,050	3.10%	$1,513	5.39%	$—	—%
After one year through five years	39,527	2.90	19,353	2.14	9,356	2.24
After five years through ten years	50,525	2.76	24,336	5.56	157,036	2.25
After ten years	37,692	2.84	1,941	4.41	459,544	2.37
	$137,794	2.85%	$47,143	4.10%	$625,936	2.34%

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold such securities until maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2017.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$1,670,499	—%	$1,515,771	—%
NOW	1,207,024	0.20	1,141,206	0.17
Money market	1,690,091	0.54	1,390,948	0.35
Savings	275,119	0.07	261,559	0.07
Time	1,002,697	0.81	890,757	0.61
Total deposits	$5,845,430	0.34%	$5,200,241	0.24%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2017, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(dollars in thousands)	December 31, 2017
Three months or less	$114,106
Three months to one year	339,781
One year or greater	139,295
Total	$593,182

OFF-BALANCE-SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of business, our Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements or for construction period financing and have been approved within the Bank’s credit guidelines. Our Bank has also granted commitments to approved customers for financial standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off-balance-sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes commitments outstanding at December 31, 2017 and 2016.

	December 31,
(dollars in thousands)	2017	2016
Commitments to extend credit	$1,109,806	$1,101,257
Unused lines of credit	69,788	62,586
Financial standby letters of credit	11,389	14,257
Mortgage interest rate lock commitments	86,149	91,426
Mortgage forward contracts with positive fair value	31,500	150,000
	$1,308,632	$1,419,526

The following table summarizes short-term borrowings for the periods indicated.

	Year Ended December 31,
	2017		2016		2015
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$28,694	0.20%	$44,324	0.22%	$50,988	0.34%

	Year Ended December 31,
	2017	2016	2015
(dollars in thousands)	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$49,836	$56,203	$68,300

In addition, the Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at December 31, 2017 and 2016, for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The interest rate swap, which is classified as a cash flow hedge, is indexed to 90-Day LIBOR.

The following table sets forth certain information about contractual cash obligations as of December 31, 2017.

	Payments Due After December 31, 2017
(dollars in thousands)	Total	1 Year Or Less	1-3 Years	4-5 Years	>5 Years
Time certificates of deposit	$1,021,962	$778,527	$211,870	$30,154	$1,411
Deposits without a stated maturity	5,603,883	5,603,883	—	—	—
Repurchase agreements with customers	30,638	30,638	—	—	—
Operating lease obligations	28,504	5,235	8,468	6,514	8,287
Other borrowings	251,759	175,000	49	—	76,710
Subordinated deferrable interest debentures	110,059	—	—	—	110,059
Total contractual cash obligations	$7,046,805	$6,593,283	$220,387	$36,668	$196,467

At December 31, 2017, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2017, the Company’s capital increased $158.0 million, primarily due to the issuance of Common Stock of $94.5 million and net income of $73.5 million, which amounts were partially offset by the cash dividends declared on common shares of $14.9 million. During 2016, the Company’s capital increased $131.7 million, primarily due to the issuance of Common Stock of $72.5 million and net income of $72.1 million, which amounts were partially offset by the cash dividends declared on common shares of $10.5 million. For both 2017 and 2016, other capital related transactions, such as other comprehensive income, share-based compensation, Common Stock issuances through the exercise of stock options, issuances of shares of restricted stock, and treasury stock transactions accounted for only a small change in the capital of the Company.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer is 0.625% for 2016, 1.250% for 2017 and 1.875% for 2018.

The following table summarizes the regulatory capital levels of Ameris at December 31, 2017.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$741,159	9.713%	$305,231	4.000%	$435,928	5.713%
Ameris Bank	$805,238	10.564%	$304,904	4.000%	$500,334	6.564%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$658,529	10.291%	$367,940	5.750%	$290,589	4.541%
Ameris Bank	$805,238	12.644%	$366,186	5.750%	$439,052	6.894%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$741,159	11.582%	$463,925	7.250%	$277,234	4.332%
Ameris Bank	$805,238	12.644%	$461,712	7.250%	$343,526	5.394%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$840,745	13.139%	$591,904	9.250%	$248,841	3.889%
Ameris Bank	$831,029	13.049%	$589,081	9.250%	$241,948	3.799%

The required CET1 Ratio, Tier 1 Capital Ratio, and the Total Capital Ratio reflected in the table above include a capital conservation buffer of 1.250%.

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

	Quarters Ended December 31, 2017
(dollars in thousands, except per share data)	4	3	2	1
Selected Income Statement Data:
Interest income	$79,564	$76,322	$71,411	$67,050
Interest expense	10,041	9,467	8,254	6,460
Net interest income	69,523	66,855	63,157	60,590
Provision for loan losses	2,536	1,787	2,205	1,836
Net interest income after provision for loan losses	66,987	65,068	60,952	58,754
Noninterest income	23,563	26,999	28,189	25,706
Noninterest expense	58,916	63,675	55,739	52,691
Merger and conversion charges	421	92	—	402
Income before income taxes	31,213	28,300	33,402	31,367
Income tax	22,063	8,142	10,315	10,214
Net income	$9,150	$20,158	$23,087	$21,153

Per Share Data:
Net income – basic	$0.25	$0.54	$0.62	$0.59
Net income – diluted	0.24	0.54	0.62	0.59
Common dividends - cash	0.10	0.10	0.10	0.10

	Quarters Ended December 31, 2016
(dollars in thousands)	4	3	2	1
Selected Income Statement Data:
Interest income	$62,956	$62,210	$59,340	$54,559
Interest expense	5,677	5,143	4,751	4,123
Net interest income	57,279	57,067	54,589	50,436
Provision for loan losses	1,710	811	889	681
Net interest income after provision for loan losses	55,569	56,256	53,700	49,755
Noninterest income	24,272	28,864	28,379	24,286
Noninterest expense	54,660	53,199	52,359	49,241
Merger and conversion charges	17	—	—	6,359
Income before income taxes	25,164	31,921	29,720	18,441
Income tax	6,987	10,364	9,671	6,124
Net income	$18,177	$21,557	$20,049	$12,317

Per Share Data:
Net income – basic	$0.52	$0.62	$0.58	$0.38
Net income – diluted	0.52	0.61	0.57	0.37
Common dividends - cash	0.10	0.10	0.05	0.05

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. Our policy is to maintain a management-adjusted gap ratio in the one-year time horizon of 0.80 to 1.20.

As indicated by the table below, we are slightly liability sensitive in relation to changes in market interest rates in the one-year time horizon, but we become asset sensitive over a two-year time horizon. Being liability sensitive would result in net interest income decreasing in a rising rate environment and increasing in a declining rate environment.

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to an instantaneous 100 basis point increase or 100 basis point decrease in market rates on net interest income and is monitored on a quarterly basis. Our most recent model projects net interest income would decrease slightly if rates rise 100 basis points over the next year. A scenario involving more than a 100 basis point decrease is irrelevant at this time due to the level of current market rates.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2018. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	(2.2)%	7.8%
300	(1.2)%	6.8%
200	(0.5)%	5.2%
100	(0.1)%	2.9%
(100)	(0.8)%	(4.2)%

In the event of a shift in interest rates, we may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest-earning assets and interest-bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans, leases and deposits.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2017 and 2016
Consolidated Statements of Income – Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans
The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	84,307	$11.51	884,602

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets – December 31, 2017 and 2016;

(ii)	Consolidated Statements of Income – Years ended December 31, 2017, 2016 and 2015;

(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015;

(iv)	Consolidated Statements of Shareholders' Equity – Years ended December 31, 2017, 2016 and 2015;

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):
Parent company only financial information has been included in Note 25 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of November 16, 2017 by and between Ameris Bancorp and Atlantic Coast Financial Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 17, 2017).

2.2
Stock Purchase Agreement dated as of December 29, 2017 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Registration Statement on Form S-3 (Registration No. 333-223080) filed with the SEC on February 16, 2018).

2.3
Agreement and Plan of Merger dated as of January 25, 2018 by and between Ameris Bancorp and Hamilton State Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.4
Stock Purchase Agreement dated as of January 25, 2018 by and among Ameris Bancorp, Ameris Bank, William J. Villari and The Villari Family Gift Trust (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

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

3.7
Bylaws of Ameris Bancorp, as amended and restated effective January 16, 2018 (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 19, 2018).

4.1
Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2
Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

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

4.16
First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.17	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.18
Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.19
First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.20	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.21
Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.22
First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 17, 2005) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.23
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.24
Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.25
First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 30, 2006) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.26
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.27
Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of June 17, 2004 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.28
First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.29
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.30
Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of September 15, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.31
Second Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.32
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

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

4.35
Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

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

4.38	Form of Junior Subordinated Debt Security Due 2038 (included as Exhibit A to the Indenture filed as Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.39
Subordinated Debt Indenture dated as of March 13, 2017 by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.40
First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.41
Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.42
Registration Rights Agreement dated as of January 3, 2018 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Registration Statement on Form S-3 (Registration No. 333-223080) filed with the SEC on February 16, 2018).

4.43
Registration Rights Agreement dated as of January 31, 2018 by and among Ameris Bancorp, William J. Villari and The Villari Family Gift Trust (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

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

10.7*
Executive Employment Agreement with H. Richard Sturm dated as of May 31, 2007 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2007).

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

10.13*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012.

10.14
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

10.18*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.19*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.20*	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.21*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

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

10.32*
Severance Protection and Restrictive Covenants Agreement by and among Ameris Bancorp, Ameris Bank and William D. McKendry dated as of October 3, 2017 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 6, 2017).

10.33
Third Amendment to Loan Agreement dated October 20, 2017 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.34
Third Amended and Restated Revolving Promissory Note dated as of September 26, 2017 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 23, 2017).

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Crowe Horwath LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
The following financial statements from Ameris Bancorp’s Form 10-K for the year ended December 31, 2017, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets;
(ii) Consolidated Statements of Income;
(iii) Consolidated Statements of Comprehensive Income (Loss);
(iv) Consolidated Statements of Shareholders’ Equity;
(v) Consolidated Statements of Cash Flows; and
(vi) Notes to Consolidated Financial Statements.

* Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERIS BANCORP

Date: March 1, 2018	By:	/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr.,
Executive Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 1, 2018.

/s/ Edwin W. Hortman, Jr.
Edwin W. Hortman, Jr., Executive Chairman, President, Chief Executive Officer and Director
(principal executive officer)

/s/ Nicole S. Stokes
Nicole S. Stokes, Executive Vice President and Chief Financial Officer
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
Jimmy D. Veal, Director

Crowe Horwath LLP
Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
Ameris Bancorp and Subsidiaries
Moultrie, Georgia

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe Horwath LLP
We have served as the Company's auditor since 2014.
Atlanta, Georgia
March 1, 2018

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Crowe Horwath LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-2.

/s/ Edwin W. Hortman, Jr.	/s/ Nicole S. Stokes
Edwin W. Hortman, Jr.,	Nicole S. Stokes
Executive Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(principal executive officer)	(principal accounting and financial officer)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and 2016
(dollars in thousands, except per share data)

	2017	2016
Assets
Cash and due from banks	$139,313	$127,164
Interest-bearing deposits in banks	191,335	71,221
Federal funds sold	10	—
Investment securities available for sale, at fair value	810,873	822,735
Other investments	42,270	29,464
Loans held for sale, at fair value	197,442	105,924

Loans	4,856,514	3,626,821
Purchased loans	861,595	1,069,191
Purchased loan pools	328,246	568,314
Loans, net of unearned income	6,046,355	5,264,326
Allowance for loan losses	(25,791)	(23,920)
Loans, net	6,020,564	5,240,406

Other real estate owned, net	8,464	10,874
Purchased other real estate owned, net	9,011	12,540
Total other real estate owned, net	17,475	23,414

Premises and equipment, net	117,738	121,217
Goodwill	125,532	125,532
Other intangible assets, net	13,496	17,428
Cash value of bank owned life insurance	79,641	78,053
Deferred income taxes, net	28,320	40,776
Other assets	72,194	88,697
Total assets	$7,856,203	$6,892,031

Liabilities
Deposits
Noninterest-bearing	$1,777,141	$1,573,389
Interest-bearing	4,848,704	4,001,774
Total deposits	6,625,845	5,575,163
Securities sold under agreements to repurchase	30,638	53,505
Other borrowings	250,554	492,321
Subordinated deferrable interest debentures, net	85,550	84,228
FDIC loss-share payable, net	8,803	6,313
Other liabilities	50,334	34,064
Total liabilities	7,051,724	6,245,594

Commitments and Contingencies (Note 20)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 100,000,000 shares authorized; 38,734,873 and 36,377,807 shares issued	38,735	36,378
Capital surplus	508,404	410,276
Retained earnings	273,119	214,454
Accumulated other comprehensive income (loss), net of tax	(1,280)	(1,058)
Treasury stock, at cost, 1,474,861 and 1,456,333 shares	(14,499)	(13,613)
Total shareholders’ equity	804,479	646,437
Total liabilities and shareholders’ equity	$7,856,203	$6,892,031
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands, except per share data)

	2017	2016	2015
Interest income
Interest and fees on loans	$270,887	$218,659	$171,567
Interest on taxable securities	20,154	17,824	16,134
Interest on nontaxable securities	1,581	1,722	1,869
Interest on deposits in other banks	1,725	827	790
Interest on federal funds sold	—	33	33
Total interest income	294,347	239,065	190,393

Interest expense
Interest on deposits	19,877	12,410	9,752
Interest on other borrowings	14,345	7,284	5,104
Total interest expense	34,222	19,694	14,856

Net interest income	260,125	219,371	175,537
Provision for loan losses	8,364	4,091	5,264
Net interest income after provision for loan losses	251,761	215,280	170,273

Noninterest income
Service charges on deposit accounts	42,054	42,745	34,465
Mortgage banking activity	48,535	48,298	36,800
Other service charges, commissions and fees	2,872	3,575	3,754
Net gains on sales of securities	37	94	137
Gain on sale of SBA loans	4,590	3,974	4,522
Other noninterest income	6,369	7,115	5,908
Total noninterest income	104,457	105,801	85,586

Noninterest expense
Salaries and employee benefits	120,016	106,837	94,003
Occupancy and equipment	24,069	24,397	21,195
Advertising and marketing	5,131	4,181	3,312
Amortization of intangible assets	3,932	4,376	3,741
Data processing and communications expenses	27,869	24,591	19,849
Legal and other professional fees	15,355	9,885	3,448
Credit resolution-related expenses	3,493	6,172	17,707
Merger and conversion charges	915	6,376	7,980
FDIC insurance	3,078	3,712	3,475
Other noninterest expenses	28,078	25,308	24,405
Total noninterest expense	231,936	215,835	199,115

Income before income tax expense	124,282	105,246	56,744
Income tax expense	(50,734)	(33,146)	(15,897)
Net income	$73,548	$72,100	$40,847

Basic earnings per common share	$2.00	$2.10	$1.29
Diluted earnings per common share	$1.98	$2.08	$1.27
Dividends declared per common share	$0.40	$0.30	$0.20
Weighted average common shares outstanding
Basic	36,828	34,347	31,762
Diluted	37,144	34,702	32,127
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands)

	2017	2016	2015
Net income	$73,548	$72,100	$40,847

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $(169), ($2,355) and ($1,239)	(314)	(4,374)	(2,300)
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $13, $33 and $48	(24)	(61)	(89)
Net unrealized gains (losses) on cash flow hedge during the period, net of tax expense (benefit) of $63, $13 and ($192)	116	24	(356)
Total other comprehensive income (loss)	(222)	(4,411)	(2,745)

Comprehensive income	$73,326	$67,689	$38,102
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands)

	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	36,377,807	$36,378	33,625,162	$33,625	28,159,027	$28,159
Issuance of common stock	2,141,072	2,141	2,549,469	2,549	5,320,000	5,320
Exercise of stock options	132,319	132	54,510	55	75,135	75
Issuance of restricted shares	84,147	84	155,751	156	71,000	71
Forfeitures of restricted shares	(472)	—	(7,085)	(7)	—	—
Balance at end of period	38,734,873	38,735	36,377,807	$36,378	33,625,162	$33,625

Capital Surplus
Balance at beginning of period		$410,276		$337,349		$225,015
Issuance of common stock, net of issuance cost of $4,925, $0 and $4,811		92,359		69,906		109,569
Share-based compensation		3,316		2,261		1,485
Share-based compensation net tax benefit		—		—		235
Exercise of stock options		2,537		909		1,116
Issuance of restricted shares		(84)		(156)		(71)
Forfeitures of restricted shares		—		7		—
Balance at end of period		$508,404		$410,276		$337,349

Retained Earnings
Balance at beginning of period		$214,454		$152,820		$118,412
Net income		73,548		72,100		40,847
Dividends on common shares		(14,883)		(10,466)		(6,439)
Balance at end of period		$273,119		$214,454		$152,820

Accumulated Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities
Balance at beginning of period		$(1,234)		$3,201		$5,590
Change during period		(338)		(4,435)		(2,389)
Balance at end of period		$(1,572)		$(1,234)		$3,201

Unrealized gain (loss) on interest rate swap
Balance at beginning of period		$176		$152		$508
Change during period		116		24		(356)
Balance at end of period		$292		$176		$152

Balance at end of period		$(1,280)		$(1,058)		$3,353

Treasury Stock
Balance at beginning of period	1,456,333	$(13,613)	1,413,777	$(12,388)	1,385,164	$(11,656)
Purchase of treasury shares	18,528	(886)	42,556	(1,225)	28,613	(732)
Balance at end of period	1,474,861	$(14,499)	1,456,333	$(13,613)	1,413,777	$(12,388)

Total Shareholders' Equity		$804,479		$646,437		$514,759
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands)

	2017	2016	2015
Operating Activities
Net income	$73,548	$72,100	$40,847
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9,196	9,519	8,058
Net losses (gains) on sale or disposal of premises and equipment	1,264	992	184
Provision for loan losses	8,364	4,091	5,264
Net write-downs and losses on sale of other real estate owned	500	1,953	15,696
Share-based compensation expense	3,316	2,261	1,485
Amortization of intangible assets	3,932	4,376	3,741
Provision for deferred taxes	12,430	847	(344)
Net amortization of investment securities available for sale	6,384	7,057	5,881
Net gains on securities available for sale	(37)	(94)	(137)
Accretion of discount on purchased loans	(11,308)	(16,637)	(20,248)
Amortization of premium on purchased loan pools	3,543	5,653	1,165
Net amortization (accretion) on other borrowings	95	(76)	—
Amortization of subordinated deferrable interest debentures	1,322	1,453	1,043
Originations of mortgage loans held for sale	(1,502,314)	(1,403,954)	(1,038,691)
Payments received on mortgage loans held for sale	1,238	1,390	1,331
Proceeds from sales of mortgage loans held for sale	1,370,008	1,340,668	989,979
Net gains on mortgage loans held for sale	(46,913)	(52,198)	(40,389)
Originations of SBA loans	(33,104)	(69,512)	(54,594)
Proceeds from sales of SBA loans	30,696	28,268	39,484
Net gains on sales of SBA loans	(4,590)	(3,974)	(4,522)
Increase in cash surrender value of bank owned life insurance	(1,588)	(1,734)	(1,384)
Changes in FDIC loss-share receivable/payable, net of cash payments received	3,005	11,798	5,777
Decrease (increase) in interest receivable	(3,728)	(1,004)	(4,251)
Increase (decrease) in interest payable	1,757	446	(327)
Increase (decrease) in taxes payable	(473)	(8,328)	9,033
Change attributable to other operating activities	10,895	(5,128)	10,696
Net cash used in operating activities	(62,562)	(69,767)	(25,223)

Investing Activities, net of effects of business combinations
Purchases of securities available for sale	(113,261)	(200,823)	(249,115)
Proceeds from prepayments and maturities of securities available for sale	115,166	131,390	89,030
Proceeds from sale of securities available for sale	3,090	75,990	72,528
Net decrease (increase) in other investments	11,046	(17,936)	1,824
Net increase in loans, excluding purchased loans	(1,016,409)	(1,063,345)	(442,180)
Payments received on purchased loans	210,470	247,452	234,038
Purchases of purchased loan pools	—	(152,091)	(622,533)
Payments received on purchased loan pools	112,330	171,087	28,405
Purchases of premises and equipment	(3,760)	(10,977)	(12,576)
Proceeds from sale of premises and equipment	16	295	244
Proceeds from sales of other real estate owned	14,920	22,483	43,269
Purchase of bank owned life insurance	—	—	(4,000)
Payments received from (paid to) FDIC under loss-sharing agreements	(515)	816	19,273
Net cash proceeds received from (paid in) acquisitions	—	(7,206)	673,933
Net cash used in investing activities	(666,907)	(802,865)	(167,860)
(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands)

	2017	2016	2015
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	1,050,682	294,513	353,984
Net increase (decrease) in securities sold under agreements to repurchase	(22,867)	(10,080)	(9,725)
Proceeds from other borrowings	1,837,692	635,886	—
Repayment of other borrowings	(2,079,554)	(231,020)	(39,881)
Issuance of common stock	88,656	—	114,889
Proceeds from exercise of stock options	2,669	964	1,191
Dividends paid - common stock	(14,650)	(8,584)	(6,439)
Purchase of treasury shares	(886)	(1,225)	(732)
Net cash provided by financing activities	861,742	680,454	413,287

Net increase (decrease) in cash and cash equivalents	132,273	(192,178)	220,204
Cash and cash equivalents at beginning of period	198,385	390,563	170,359
Cash and cash equivalents at end of period	$330,658	$198,385	$390,563

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$32,465	$19,248	$15,183
Income taxes	$38,939	$40,575	$5,828
Loans (excluding purchased loans) transferred to other real estate owned	$4,372	$3,203	$11,261
Purchased loans transferred to other real estate owned	$5,023	$7,229	$12,383
Loans transferred from loans held for sale to loans held for investment	$212,850	$119,352	$71,347
Loans transferred from loans held for investment to loans held for sale	$119,389	$—	$—
Loans provided for the sales of other real estate owned	$1,334	$1,942	$4,826
Assets acquired in business combinations	$—	$561,440	$1,169,990
Liabilities assumed in business combinations	$—	$465,048	$1,099,988
Issuance of common stock in acquisitions	$—	$72,455	$—
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	$5,844	$—	$—
Change in unrealized gain (loss) on securities available for sale, net of tax	$(338)	$(4,435)	$(2,389)
Change in unrealized gain (loss) on cash flow hedge, net of tax	$116	$24	$(356)
(Concluded)
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp and subsidiaries (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia, and whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida and South Carolina. The Bank also engages in mortgage banking activities and SBA lending, and, as such, originates, acquires, sells and services one-to-four family residential mortgage loans and SBA loans in the Southeast. The Bank has purchased residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. The Bank purchases consumer installment home improvement loans made to borrowers throughout the United States. The Bank also originates, administers and services commercial insurance premium loans made to borrowers throughout the United States. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and adjust accretable discount if no prior provisions have been made or have been fully reversed. This increase in accretable discount will have a positive impact on interest income.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of the average daily required reserve was approximately $38.8 million and $37.8 million for the years ended December 31, 2017 and 2016, respectively.

Investment Securities

The Company classifies its investment securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other investment securities are classified as available for sale. At December 31, 2017 and 2016, all securities were classified as available for sale.

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

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank stock and a minority equity investment in US Premium Finance Holding Company, a Florida corporation ("USPF"). The investments do not have readily determinable fair values and are carried at cost. They are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Loans Held for Sale

Loans held for sale are carried at the estimated fair value, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held for sale and realized gains and losses upon ultimate sale of the loans are classified as mortgage banking activity in the consolidated statements of income. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of SBA loans held for sale and realized gains and losses upon ultimate sale of the loans are classified as gain on sale of SBA loans in the consolidated statements of income.

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

Servicing fee income, which is reported on the income statement as other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $1,687,000, $1,708,000 and $1,268,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Loans

Loans, excluding purchased loans and residential mortgage purchased loan pools (“purchased loan pools”) are reported at their outstanding principal balances less unearned income, net of deferred fees and origination costs. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off, generally between 90 and 120 days past due, unless the loan is in the process of collection. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest income on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

In determining the initial fair value of purchased loans without evidence of credit deterioration at the date of acquisition, management includes (i) no carryover of the seller's allowance for loan losses and (ii) an adjustment of the recorded investment to reflect an appropriate market rate of interest, given the remaining term, risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using methods approximating the effective yield method, over the remaining life of each loan.

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio. Commercial insurance premium loans, overdraft protection loans and certain mortgage loans and consumer loans serviced by outside processors are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor of historical losses, calculated by loan type, and adjusted for qualitative factors to be applied to the balance of loans by risk rating and loan type, to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer in the Company’s internal loan review department. Assigned risk ratings are adjusted based on various factors including changes in borrower’s financial condition, the number of days past due and general economic conditions. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed quarterly by the independent internal loan review department.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual impairment testing of goodwill in the fourth quarter of each year.

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

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $3.3 million, $2.3 million, and $1.5 million of share-based compensation cost in 2017, 2016 and 2015, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2017, 2016 and 2015, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars in thousands, shares in thousands)	2017	2016	2015
Net income available to common shareholders	$73,548	$72,100	$40,847

Weighted average number of common shares outstanding	36,828	34,347	31,762
Effect of dilutive stock options	62	108	121
Effect of dilutive restricted stock awards	254	247	244
Weighted average number of common shares outstanding used to calculate diluted earnings per share	37,144	34,702	32,127

For the years ended December 31, 2017, 2016 and 2015, the Company has not excluded any potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2017 and 2016 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The fair value of this instrument amounted to a liability of approximately $381,000 and $978,000 as of December 31, 2017 and 2016, respectively. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness. The interest rate swap matures in September 2020.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity in the Company's consolidated statement of income. The fair value of these instruments amounted to an asset of approximately $2,888,000 and $4,314,000 at December 31, 2017 and 2016, respectively, and a derivative liability of approximately $67,000 and $0 at December 31, 2017 and 2016, respectively.

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

Operating Segments

The Company has five reportable segments, the Banking Division, the Retail Mortgage Division, the Warehouse Lending Division, the SBA Division and the Premium Finance Division. The Banking Division derives its revenues from the delivery of full service financial services to include commercial loans, consumer loans and deposit accounts. The Retail Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The Warehouse Lending Division derives its revenues from the origination and servicing of warehouse lines to other businesses that are secured by underlying one-to-four family residential mortgage loans and residential mortgage servicing rights. The SBA Division derives its revenues from the origination, sales and servicing of SBA loans. The Premium Finance Division derives its revenues from the origination and servicing of commercial insurance premium finance loans.

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

ASU 2017-08 – “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 shortens the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. Under the current guidance, entities generally amortize the premium on a callable debt security as an adjustment of yield over the contractual life (to maturity date) of the instrument. This ASU does not require any accounting change in the accounting for debt securities held at a discount; the discount continues to be amortized as an adjustment of yield over the contractual life (to maturity) of the instrument. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company has early adopted the provisions of ASU 2017-08 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company has several leased facilities, which are currently treated as operating leases, and are not currently shown on the Company’s consolidated balance sheet. After ASU 2016-02 is implemented, the Company expects to begin reporting these lease agreements on the balance sheet as a right-of-use asset and a corresponding liability. The Company is currently evaluating the impact this standard will have on the Company’s consolidated statement of income and comprehensive income, consolidated statement of shareholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact.

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

NOTE 2. PENDING ACQUISITIONS

Hamilton State Bancshares, Inc. Transaction

On January 25, 2018, the Company and Hamilton State Bancshares, Inc., a Georgia corporation (“Hamilton”), entered into an Agreement and Plan of Merger (the "Hamilton Merger Agreement") pursuant to which Hamilton will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Hamilton State Bank, a Georgia bank wholly owned by Hamilton, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. Hamilton State Bank operates 28 full-service banking locations, 24 of which are located in the Atlanta, Georgia MSA, two of which are located in the Gainesville, Georgia MSA, and two of which are located just outside the Atlanta, Georgia MSA. Under the terms of the Hamilton Merger Agreement, Hamilton's shareholders will receive $0.93 in cash and 0.16 shares of Ameris common stock for each share of Hamilton common stock they hold. The estimated purchase price is $405.7 million in the aggregate based upon the $53.45 per share closing price of the Company’s common stock as of January 25, 2018. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of Hamilton's shareholders. The transaction is expected to close during the third quarter of 2018. As of December 31, 2017, Hamilton reported assets of $1.79 billion, gross loans of $1.30 billion and deposits of $1.55 billion. The purchase price will be allocated among the net assets of Hamilton acquired as appropriate, with the remaining balance being reported as goodwill.

Atlantic Coast Financial Corporation Transaction

On November 16, 2017, the Company and Atlantic Coast Financial Corporation, a Maryland corporation (“Atlantic”), entered into an Agreement and Plan of Merger (the "Atlantic Merger Agreement") pursuant to which Atlantic will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Atlantic Coast Bank, a Florida bank wholly owned by Atlantic, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. Atlantic Coast Bank operates 12 full-service banking locations, eight of which are located in the Jacksonville, Florida MSA, three of which are located in the Waycross, Georgia MSA, and one of which is located in the Douglas, Georgia MSA. Under the terms of the Atlantic Merger Agreement, Atlantic's stockholders will receive $1.39 in cash and 0.17 shares of Ameris common stock for each share of Atlantic common stock they hold. The estimated purchase price is $145.0 million in the aggregate based upon the $47.30 per share closing price of the Company’s common stock as of November 16, 2017. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of Atlantic’s stockholders. The transaction is expected to close during the second quarter of 2018. As of December 31, 2017, Atlantic reported assets of $983.3 million, gross loans of $851.4 million and deposits of $675.8 million. The purchase price will be allocated among the net assets of Atlantic acquired as appropriate, with the remaining balance being reported as goodwill.

US Premium Finance Holding Company Transaction

On December 15, 2016, the Bank entered into a Management and License Agreement with William J. Villari and US Premium Finance Holding Company (“USPF”) pursuant to which Mr. Villari agreed to manage a division of the Bank to be operated under the name “US Premium Finance” and engaged in the business of soliciting, originating, servicing, administering and collecting loans made for purposes of funding insurance premiums and other loans made to persons engaged in the insurance business.

Also on December 15, 2016, the Company entered into a Stock Purchase Agreement with Mr. Villari pursuant to which the Company agreed to purchase from Mr. Villari 4.99% of the outstanding shares of common stock of USPF. As consideration for such shares, the Company agreed to issue to Mr. Villari 128,572 unregistered shares of its common stock in a private placement transaction pursuant to the exemptions from registration provided in Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Those transactions closed on January 18, 2017. The Company’s 4.99% investment in USPF was valued at $5.8 million, based upon the $45.45 per share closing price of the Company’s common stock immediately prior to the parties’ execution of the Stock Purchase Agreement.

On January 3, 2018, the Company completed the purchase of an additional 25.01% of the outstanding shares of common stock of USPF from Mr. Villari pursuant to a Stock Purchase Agreement dated December 29, 2017. In exchange for such shares, the Company paid $12.5 million and issued 114,285 unregistered shares of Ameris common stock in a similarly exempt private placement transaction.

The Company accrued the additional 25.01% investment in USPF in its December 31, 2017 financial statements. The Company’s additional 25.01% investment in USPF was valued at $18.1 million based upon the $12.5 million cash payment to be made and the $48.75 per share closing price of the Company’s common stock immediately prior to the parties’ execution of the Stock Purchase Agreement.

Because USPF does not have a readily determinable fair value, the 4.99% investment in USPF is carried at cost and is included in other investments in the Company’s December 31, 2017 consolidated balance sheet at a carrying value of $5.8 million. Additionally, the Company's accrued liability of $18.1 million and the related additional 25.01% investment in USPF was recorded in other liabilities and other investments, respectively, in the Company's December 31, 2017 consolidated balance sheet pending settlement in cash and shares of the Company’s common stock on January 3, 2018.

On January 25, 2018, the Company, the Bank and the remaining shareholders of USPF entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase the remaining 70% of the outstanding shares of common stock of USPF. In exchange for such shares, Ameris agreed to pay the selling shareholders approximately $8.92 million in cash and issue to them 830,301 unregistered shares of Ameris common stock in an exempt private placement transaction. In addition, under the agreement, the selling shareholders may receive additional cash payments aggregating up to approximately $5.83 million based on the achievement by the Company's premium finance division of certain income targets between January 1, 2018 and June 30, 2019. The purchase of the remaining 70% of the outstanding shares of common stock of USPF was completed on January 31, 2018, with a cash payment of $8.92 million and issuance of 830,301 shares valued at $44.5 million based upon the $53.55 per share closing price of the Company’s common stock as of January 24, 2018.

Upon acquisition of the remaining 70% of the outstanding shares of common stock of USPF, the Management and License Agreement was terminated, and Mr. Villari will continue to manage the premium finance division as an employee of the Bank.

Prior to the January 31, 2018 completion of this business combination, USPF was a private entity and the information necessary to complete the initial accounting for the business combination is incomplete at this time.  In the Company’s consolidated statement of income for the year ended December 31, 2017, no gain or loss has been recognized as a result of remeasuring to fair value the prior minority equity investment in USPF held by the Company immediately before the business combination was completed.  During the first quarter of 2018, the total purchase price for USPF will be allocated among the net assets of USPF acquired as appropriate, with the remaining balance being reported as goodwill and any gain or loss resulting from remeasuring to fair value the prior minority equity investment in USPF will be recognized.

NOTE 3. BUSINESS COMBINATIONS

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

The following table presents the assets acquired and liabilities of JAXB assumed as of March 11, 2016 and their fair value estimates.

(dollars in thousands)	As Recorded by JAXB	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$9,704	$—		$—		$9,704
Federal funds sold and interest-bearing balances	7,027	—		—		7,027
Investment securities	60,836	(942)	(a)	—		59,894
Other investments	2,458	—		—		2,458
Loans	416,831	(15,746)	(b)	553	(j)	401,638
Less allowance for loan losses	(12,613)	12,613	(c)	—		—
Loans, net	404,218	(3,133)		553		401,638
Other real estate owned	2,873	(1,035)	(d)	88	(k)	1,926
Premises and equipment	4,798	—		(119)	(l)	4,679
Intangible assets	288	5,566	(e)	(1,108)	(m)	4,746
Other assets	14,141	23,266	(f)	(3,524)	(n)	33,883
Total assets	$506,343	$23,722		$(4,110)		$525,955
Liabilities
Deposits:
Noninterest-bearing	$123,399	$—		$—		$123,399
Interest-bearing	277,539	421	(g)	—		277,960
Total deposits	400,938	421		—		401,359
Other borrowings	48,350	84	(h)	—		48,434
Subordinated deferrable interest debentures	16,294	(3,393)	(i)	—		12,901
Other liabilities	2,354	—		—		2,354
Total liabilities	467,936	(2,888)		—		465,048
Net identifiable assets acquired over (under) liabilities assumed	38,407	26,610		(4,110)		60,907
Goodwill	—	31,375		4,110		35,485
Net assets acquired over (under) liabilities assumed	$38,407	$57,985		$—		$96,392
Consideration:
Ameris Bancorp common shares issued	2,549,469
Price per share of the Company's common stock	$28.42
Company common stock issued	$72,455
Cash exchanged for shares	$23,937
Fair value of total consideration transferred	$96,392

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of securities available for sale as of the acquisition date.

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

(dollars in thousands)
Contractually required principal and interest	$42,314
Non-accretable difference	(9,181)
Cash flows expected to be collected	33,133
Accretable yield	(6,182)
Total purchased credit-impaired loans acquired	$26,951

The following table presents the acquired loan data for the JAXB acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$26,951	$42,314	$9,181
Acquired receivables not subject to ASC 310-30	$374,687	$488,346	$—

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

The following table presents the assets acquired and liabilities assumed as of June 12, 2015 and their fair value estimates.

(dollars in thousands)	As Recorded by Bank of America	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$630,220	$—		$—		$630,220
Loans	4,363	—		(364)	(d)	3,999
Premises and equipment	10,348	1,060	(a)	(755)	(e)	10,653
Intangible assets	—	7,651	(b)	985	(f)	8,636
Other assets	126	—		—		126
Total assets	$645,057	$8,711		$(134)		$653,634
Liabilities
Deposits:
Noninterest-bearing	$149,854	$—		$—		$149,854
Interest-bearing	495,110	(215)	(c)	—		494,895
Total deposits	644,964	(215)		—		644,749
Other liabilities	93	—		—		93
Total liabilities	645,057	(215)		—		644,842
Net identifiable assets acquired over (under) liabilities assumed	—	8,926		(134)		8,792
Goodwill	—	11,076		134		11,210
Net assets acquired over (under) liabilities assumed	$—	$20,002		$—		$20,002
Consideration:
Cash paid as deposit premium	$20,002
Fair value of total consideration transferred	$20,002

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the premises and equipment as of the acquisition date.

(b)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(c)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired deposits.

(d)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(e)	Adjustment reflects additional recording of fair value adjustment of the premises and equipment.

(f)	Adjustment reflects additional recording of core deposit intangible on the acquired core deposit accounts.

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

The following table presents the assets acquired and liabilities of Merchants assumed as of May 22, 2015 and their fair value estimates.

(dollars in thousands)	As Recorded by Merchants	Initial Fair Value Adjustments		Subsequent Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and cash equivalents	$7,527	$—		$—		$7,527
Federal funds sold and interest-bearing balances	106,188	—		—		106,188
Investment securities	164,421	(553)	(a)	(639)	(j)	163,229
Other investments	872	—		(253)	(k)	619
Loans	199,955	(8,500)	(b)	91	(l)	191,546
Less allowance for loan losses	(3,354)	3,354	(c)	—		—
Loans, net	196,601	(5,146)		91		191,546
Other real estate owned	4,082	(1,115)	(d)	—		2,967
Premises and equipment	14,614	(3,680)	(e)	—		10,934
Intangible assets	—	4,577	(f)	(634)	(m)	3,943
Other assets	2,333	2,335	(g)	(1,109)	(n)	3,559
Total assets	$496,638	$(3,582)		$(2,544)		$490,512
Liabilities
Deposits:
Noninterest-bearing	$121,708	$—		$—		$121,708
Interest-bearing	286,112	—		41,588	(o)	327,700
Total deposits	407,820	—		41,588		449,408
Federal funds purchased and securities sold under agreements to repurchase	41,588	—		(41,588)	(o)	—
Subordinated deferrable interest debentures	6,186	(2,680)	(h)	—		3,506
Other liabilities	2,151	81	(i)	—		2,232
Total liabilities	457,745	(2,599)		—		455,146
Net identifiable assets acquired over (under) liabilities assumed	38,893	(983)		(2,544)		35,366
Goodwill	—	12,090		2,544		14,634
Net assets acquired over (under) liabilities assumed	$38,893	$11,107		$—		$50,000
Consideration:
Cash exchanged for shares	$50,000
Fair value of total consideration transferred	$50,000
Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the investment securities available for sale portfolio as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(c)	Adjustment reflects the elimination of Merchants’ allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the acquired premises.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(g)
Adjustment reflects the deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(h)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(i)	Adjustment reflects the fair value adjustments based on the Company’s evaluation of interest rate swap liabilities.

(j)	Adjustment reflects additional fair value adjustments of the investment securities available for sale portfolio as of the acquisition date.

(k)	Adjustment reflects the fair value adjustments of other investments as of the acquisition date.

(l)	Adjustment reflects additional recording of fair value adjustments of the acquired loan portfolio.

(m)	Adjustment reflects adjustment to the core deposit intangible on the acquired core deposit accounts.

(n)
Adjustment reflects additional recording of deferred taxes on the difference in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(o)	Subsequent to acquisition, the acquired securities sold under agreements to repurchase were converted to deposit accounts.

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

(dollars in thousands)
Contractually required principal and interest	$17,201
Non-accretable difference	(2,712)
Cash flows expected to be collected	14,489
Accretable yield	(3,254)
Total purchased credit-impaired loans acquired	$11,235

The following table presents the acquired loan data for the Merchants acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Best Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$11,235	$14,086	$2,712
Acquired receivables not subject to ASC 310-30	$180,311	$184,906	$—

The results of operations of JAXB and Merchants subsequent to the respective acquisition dates are included in the Company’s consolidated statements of income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2015, unadjusted for potential cost savings.

	Year Ended December 31,
(dollars in thousands, except per share data)	2016	2015
Net interest income and noninterest income	$329,248	$286,573
Net income	$72,835	$47,994
Net income available to common shareholders	$72,835	$47,994
Income per common share available to common shareholders – basic	$2.09	$1.40
Income per common share available to common shareholders – diluted	$2.07	$1.38
Average number of shares outstanding, basic	34,841	34,311
Average number of shares outstanding, diluted	35,196	34,676

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

The following table summarizes components of all covered assets at December 31, 2017 and 2016 and their origin. The FDIC loss-share receivable is shown net of the clawback liability.

(dollars in thousands)	Covered Loans	Less Fair Value Adjustments	Total Covered Loans	OREO	Less Fair Value Adjustments	Total Covered OREO	Total Covered Assets	FDIC Loss-Share Receivable (Payable)
December 31, 2017
AUB	$—	$—	$—	$—	$—	$—	$—	$(7)
USB	2,626	11	2,615	—	—	—	2,615	(1,767)
SCB	2,237	24	2,213	—	—	—	2,213	(229)
FBJ	3,634	375	3,259	—	—	—	3,259	(330)
DBT	8,995	287	8,708	81	—	81	8,789	(4,651)
TBC	1,498	—	1,498	—	—	—	1,498	(10)
HTB	1,844	27	1,817	—	—	—	1,817	28
OGB	920	30	890	—	—	—	890	(1,061)
CBG	9,767	614	9,153	106	—	106	9,259	(776)
Total	$31,521	$1,368	$30,153	$187	$—	$187	$30,340	$(8,803)

December 31, 2016
AUB	$—	$—	$—	$—	$—	$—	$—	$(27)
USB	3,199	13	3,186	51	—	51	3,237	(1,642)
SCB	4,019	51	3,968	—	—	—	3,968	(32)
FBJ	3,767	452	3,315	—	—	—	3,315	(234)
DBT	12,166	565	11,601	—	—	—	11,601	(4,591)
TBC	1,679	—	1,679	—	—	—	1,679	(33)
HTB	1,913	33	1,880	—	—	—	1,880	734
OGB	1,077	32	1,045	—	—	—	1,045	(993)
CBG	33,449	1,963	31,486	1,161	4	1,157	32,643	505
Total	$61,269	$3,109	$58,160	$1,212	$4	$1,208	$59,368	$(6,313)

Each acquisition with loss-sharing agreements has separate agreements for the single family residential assets (“SFR”) and the non-single family assets (“NSF”). The SFR agreements cover losses and recoveries for ten years. The NSF agreements are for eight years. During the first five years, losses and recoveries are covered. During the final three years, only recoveries, net of expenses, are covered. The AUB SFR agreement was terminated during 2012 and Ameris received a payment of $87,000. The AUB and USB NSF agreements passed their five-year anniversary during the fourth quarter of 2014, the SCB NSF agreement passed its five-year anniversary during the second quarter of 2015, the FBJ, TBC and DBT NSF agreements passed their five-year anniversary during the fourth quarter of 2015, the HTB and OGB NSF agreements passed their five-year anniversaries during the third quarter of 2016, and the CBG NSF passed its five-year anniversary during the first quarter of 2017. Losses will no longer be reimbursed on these agreements.

The shared-loss agreements are subject to the servicing procedures as specified in the agreement with the FDIC. The expected reimbursements under the shared-loss agreements were recorded as an indemnification asset at their estimated fair values on the acquisition dates. As of December 31, 2017 and 2016, the Company has recorded a clawback liability of $10.0 million and $9.3 million, respectively, which represents the obligation of the Company to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-sharing agreement. This clawback is netted against the FDIC loss-share receivable.

Changes in the FDIC loss-share receivable (payable) are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2017	2016
Balance, January 1	$(6,313)	$6,301
Payments to (received from) FDIC	515	(816)
Accretion, net	(864)	(3,913)
Change in clawback liability	(674)	(1,056)
Change in receivable due to:
Net recoveries on covered loans	(1,563)	(4,804)
Loss (gain) on covered other real estate owned including writedowns	(86)	233
Reimbursable expenses on covered assets	488	749
Other activity, net	(306)	(3,007)
Ending balance	$(8,803)	$(6,313)

NOTE 5. SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
State, county and municipal securities	135,968	1,989	(163)	137,794
Corporate debt securities	46,659	721	(237)	47,143
Mortgage-backed securities	630,666	1,762	(6,492)	625,936
Total debt securities	$813,293	$4,472	$(6,892)	$810,873

December 31, 2016
U.S. government sponsored agencies	$999	$21	$—	$1,020
State, county and municipal securities	149,899	2,605	(469)	152,035
Corporate debt securities	32,375	167	(370)	32,172
Mortgage-backed securities	641,362	2,700	(6,554)	637,508
Total debt securities	$824,635	$5,493	$(7,393)	$822,735

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2017
State, county and municipal securities	33,976	(115)	4,725	(48)	38,701	(163)
Corporate debt securities	3,465	(35)	18,853	(202)	22,318	(237)
Mortgage-backed securities	262,353	(2,401)	190,368	(4,091)	452,721	(6,492)
Total debt securities	$299,794	$(2,551)	$213,946	$(4,341)	$513,740	$(6,892)

December 31, 2016
State, county and municipal securities	47,647	(469)	—	—	47,647	(469)
Corporate debt securities	18,377	(363)	493	(7)	18,870	(370)
Mortgage-backed securities	414,300	(6,177)	11,791	(377)	$426,091	(6,554)
Total debt securities	$480,324	$(7,009)	$12,284	$(384)	$492,608	$(7,393)

As of December 31, 2017, the Company’s security portfolio consisted of 418 securities, 215 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s mortgage-backed securities as discussed below.

At December 31, 2017, the Company held 181 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

At December 31, 2017, the Company held 24 state, county and municipal securities and 10 corporate securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

During 2017 and 2016, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. During the third quarter of 2015, the Company received all interest payments due on a security that had previously deferred interest since the fourth quarter of 2010. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2017 or 2016.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2017, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2017, these investments are not considered impaired on an other-than-temporary basis.

At December 31, 2017 and 2016, all of the Company’s mortgage-backed securities were obligations of government-sponsored entities and agencies.

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2017, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Securities not due at a single maturity date are shown separately. Therefore, these securities are not included in the maturity categories in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,510	$11,562
Due from one year to five years	58,549	58,881
Due from five to ten years	73,566	74,861
Due after ten years	39,002	39,633
Mortgage-backed securities	630,666	625,936
	$813,293	$810,873

Securities with a carrying value of approximately $403.3 million and $618.2 million at December 31, 2017 and 2016, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Gross gains on sales of securities	$38	$312	$396
Gross losses on sales of securities	(1)	(218)	(259)
Net realized gains on sales of securities available for sale	$37	$94	$137

NOTE 6. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. During 2015 and 2016, the Bank purchased residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of December 31, 2017 and 2016, the net carrying value of these consumer installment home improvement loans was approximately $273.7 million and $60.8 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began a division to originate, administer and service these types of loans. As of December 31, 2017 and 2016, the net carrying value of commercial insurance premium finance loans was approximately $482.5 million and $353.9 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category. The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans.

	December 31,
(dollars in thousands)	2017	2016
Commercial, financial and agricultural	$1,362,508	$967,138
Real estate – construction and development	624,595	363,045
Real estate – commercial and farmland	1,535,439	1,406,219
Real estate – residential	1,009,461	781,018
Consumer installment	309,194	96,915
Other	15,317	12,486
	$4,856,514	$3,626,821

Included in the commercial, financial and agricultural category in the table above are direct financing leases collateralized by a secured interest in commercial equipment and in certain circumstances, additional collateral and/or guarantees. Theses commercial equipment direct financing leases are presented in the following table as of December 31, 2017 and 2016.

(dollars in thousands)	2017	2016
Minimum lease payments receivable	$60,365	$—
Residuals	7,205	—
Unearned income	(4,207)	—
Deferred lease origination costs	69	—
Direct financing leases, net of unearned income	63,432	—
Allowance for lease losses	(317)	—
Direct financing leases, net	$63,115	$—

The following is a schedule of future minimum lease payments to be received on the commercial equipment direct financing leases at December 31, 2017.

(dollars in thousands)
2018	$19,487
2019	19,494
2020	16,465
2021	3,482
2022	502
Thereafter	935
$60,365

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the FDIC. Purchased loans totaling $861.6 million and $1.07 billion at December 31, 2017 and 2016, respectively, are not included in the above schedule.

The carrying value of purchased loans are shown below according to major loan type as of the end of the years shown.

(dollars in thousands)	2017	2016
Commercial, financial and agricultural	$74,378	$96,537
Real estate – construction and development	65,513	81,368
Real estate – commercial and farmland	468,246	576,355
Real estate – residential	250,539	310,277
Consumer installment	2,919	4,654
	$861,595	$1,069,191

A rollforward of purchased loans for the years ended December 31, 2017 and 2016 is shown below.

(dollars in thousands)	2017	2016
Balance, January 1	$1,069,191	$909,083
Charge-offs	(3,411)	(3,576)
Additions due to acquisitions	—	401,638
Accretion	11,308	16,637
Transfers to purchased other real estate owned	(5,023)	(7,229)
Payments received	(210,470)	(247,452)
Other	—	90
Ending balance	$861,595	$1,069,191

The following is a summary of changes in the accretable discounts of purchased loans during years ended December 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance, January 1	$30,624	$33,848
Additions due to acquisitions	—	11,295
Accretion	(11,308)	(16,637)
Accretable discounts removed due to charge-offs	(17)	(161)
Transfers between non-accretable and accretable discounts, net	893	2,279
Ending balance	$20,192	$30,624

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2017, purchased loan pools totaled $328.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition. At December 31, 2017, the Company had allocated $1.1 million of allowance for loan losses for the purchased loan pools. As of December 31, 2016, purchased loan pools totaled $568.3 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $559.4 million and $8.9 million of purchase premium paid at acquisition. At December 31, 2017 and 2016, one loan in the purchased loan pools with a principal balance of $904,000 and $925,000, respectively, was classified as a troubled debt restructuring and risk-rated grade 40, while all other loans included in the purchased loan pools were performing current loans, risk-rated grade 20. During the second quarter of 2017, this troubled debt restructuring defaulted on its restructured terms and was placed on nonaccrual status. At December 31, 2017, this troubled debt restructuring had returned to accrual status. At December 31, 2017 and 2016, the Company had allocated $1.1 million and $1.8 million, respectively, of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards to assess each individual loan file.  Additional research was conducted in order to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections were completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans.

(dollars in thousands)	2017	2016
Commercial, financial and agricultural	$1,306	$1,814
Real estate – construction and development	554	547
Real estate – commercial and farmland	2,665	8,757
Real estate – residential	9,194	6,401
Consumer installment	483	595
	$14,202	$18,114

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis.

(dollars in thousands)	2017	2016
Commercial, financial and agricultural	$813	$692
Real estate – construction and development	3,139	2,611
Real estate – commercial and farmland	5,685	10,174
Real estate – residential	5,743	9,476
Consumer installment	48	13
	$15,428	$22,966

The following table presents an analysis of past due loans, excluding purchased loans as of December 31, 2017 and 2016.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2017
Commercial, financial and agricultural	$8,124	$3,285	$6,978	$18,387	$1,344,121	$1,362,508	$5,991
Real estate – construction and development	810	23	288	1,121	623,474	624,595	—
Real estate – commercial and farmland	869	787	1,940	3,596	1,531,843	1,535,439	—
Real estate – residential	8,772	2,941	7,041	18,754	990,707	1,009,461	—
Consumer installment	1,556	472	329	2,357	306,837	309,194	—
Other	—	—	—	—	15,317	15,317	—
Total	$20,131	$7,508	$16,576	$44,215	$4,812,299	$4,856,514	$5,991

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2016
Commercial, financial and agricultural	$565	$82	$1,293	$1,940	$965,198	$967,138	$—
Real estate – construction and development	908	446	439	1,793	361,252	363,045	—
Real estate – commercial and farmland	6,329	1,711	6,945	14,985	1,391,234	1,406,219	—
Real estate – residential	6,354	1,282	5,302	12,938	768,080	781,018	—
Consumer installment	624	263	350	1,237	95,678	96,915	—
Other	—	—	—	—	12,486	12,486	—
Total	$14,780	$3,784	$14,329	$32,893	$3,593,928	$3,626,821	$—

The following table presents an analysis of purchased past due loans as of December 31, 2017 and 2016.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2017
Commercial, financial and agricultural	$—	$33	$760	$793	$73,585	$74,378	$—
Real estate – construction and development	87	31	2,517	2,635	62,878	65,513	—
Real estate – commercial and farmland	1,190	701	2,724	4,615	463,631	468,246	—
Real estate – residential	2,722	1,585	2,320	6,627	243,912	250,539	—
Consumer installment	57	4	43	104	2,815	2,919	—
Total	$4,056	$2,354	$8,364	$14,774	$846,821	$861,595	$—

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2016
Commercial, financial and agricultural	$113	$18	$593	$724	$95,813	$96,537	$—
Real estate – construction and development	161	11	2,518	2,690	78,678	81,368	—
Real estate – commercial and farmland	2,034	326	7,152	9,512	566,843	576,355	—
Real estate – residential	4,566	698	6,835	12,099	298,178	310,277	—
Consumer installment	22	—	13	35	4,619	4,654	—
Total	$6,896	$1,053	$17,111	$25,060	$1,044,131	$1,069,191	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Nonaccrual loans	$14,202	$18,114	$16,860
Troubled debt restructurings not included above	13,599	14,209	14,418
Total impaired loans	$27,801	$32,323	$31,278

Interest income recognized on impaired loans	$1,867	$1,033	$909
Foregone interest income on impaired loans	$950	$977	$1,204

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of December 31, 2017 and 2016.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2017
Commercial, financial and agricultural	$1,453	$734	$613	$1,347	$145	$2,173
Real estate – construction and development	1,467	471	500	971	48	1,122
Real estate – commercial and farmland	10,646	729	8,873	9,602	1,047	11,053
Real estate – residential	17,416	4,828	10,565	15,393	1,005	14,930
Consumer installment	523	488	—	488	—	541
Total	$31,505	$7,250	$20,551	$27,801	$2,245	$29,819

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2016
Commercial, financial and agricultural	$3,068	$204	$1,656	$1,860	$134	$1,684
Real estate – construction and development	2,047	—	1,233	1,233	273	2,018
Real estate – commercial and farmland	13,906	6,811	6,065	12,876	1,503	12,845
Real estate – residential	15,482	2,238	13,503	15,741	3,080	14,453
Consumer installment	671	—	613	613	5	506
Total	$35,174	$9,253	$23,070	$32,323	$4,995	$31,506

The following is a summary of information pertaining to purchased impaired loans:

	As of and For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Nonaccrual loans	$15,428	$22,966	$26,568
Troubled debt restructurings not included above	20,472	23,543	22,656
Total impaired loans	$35,900	$46,509	$49,224

Interest income recognized on impaired loans	$1,625	$2,755	$1,671
Foregone interest income on impaired loans	$1,239	$1,637	$2,961

The following table presents an analysis of information pertaining to purchased impaired loans as of December 31, 2017 and 2016.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2017
Commercial, financial and agricultural	$4,170	$70	$744	$814	$400	$827
Real estate – construction and development	9,060	282	3,875	4,157	1,114	3,877
Real estate – commercial and farmland	14,596	1,224	11,173	12,397	906	15,329
Real estate – residential	20,867	6,574	11,910	18,484	821	20,743
Consumer installment	57	48	—	48	—	41
Total	$48,750	$8,198	$27,702	$35,900	$3,241	$40,817

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2016
Commercial, financial and agricultural	$5,031	$370	$322	$692	$—	$2,206
Real estate – construction and development	24,566	493	3,477	3,970	153	4,279
Real estate – commercial and farmland	36,174	3,598	15,036	18,634	385	19,872
Real estate – residential	27,022	7,883	15,306	23,189	1,088	23,163
Consumer installment	37	24	—	24	—	96
Total	$92,830	$12,368	$34,141	$46,509	$1,626	$49,616

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of December 31, 2017 and 2016 (in thousands).

As of December 31, 2017

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Other	Total
10	$539,899	$—	$5,790	$47	$9,243	$—	$554,979
15	568,557	1,005	68,507	49,742	670	—	688,481
20	125,740	59,318	966,391	843,178	24,035	15,317	2,033,979
23	330	4,474	6,408	5,781	3	—	16,996
25	117,358	552,918	454,506	88,537	274,462	—	1,487,781
30	5,236	4,207	15,108	5,339	185	—	30,075
40	5,381	2,673	18,729	16,837	596	—	44,216
50	7	—	—	—	—	—	7
60	—	—	—	—	—	—	—
Total	$1,362,508	$624,595	$1,535,439	$1,009,461	$309,194	$15,317	$4,856,514

As of December 31, 2016

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Other	Total
10	$397,093	$—	$8,814	$125	$8,532	$—	$414,564
15	376,323	5,390	102,893	54,136	405	—	539,147
20	97,057	36,307	889,539	609,583	25,026	12,486	1,669,998
23	366	6,803	8,533	7,470	14	—	23,186
25	92,066	307,903	357,151	88,370	62,098	—	907,588
30	144	719	22,986	5,197	126	—	29,172
40	4,089	5,923	16,303	16,038	714	—	43,067
50	—	—	—	99	—	—	99
60	—	—	—	—	—	—	—
Total	$967,138	$363,045	$1,406,219	$781,018	$96,915	$12,486	$3,626,821

The following table presents the purchased loan portfolio by risk grade as of December 31, 2017 and 2016 (in thousands).

As of December 31, 2017

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Other	Total
10	$3,358	$—	$—	$—	$606	$—	$3,964
15	4,541	—	5,047	91,270	240	—	101,098
20	8,517	13,014	186,187	50,988	1,166	—	259,872
23	—	2,306	6,081	11,349	—	—	19,736
25	43,085	39,877	230,570	70,837	711	—	385,080
30	13,718	4,076	13,637	5,637	53	—	37,121
40	1,159	6,240	26,724	20,458	143	—	54,724
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—
Total	$74,378	$65,513	$468,246	$250,539	$2,919	$—	$861,595

As of December 31, 2016

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Other	Total
10	$5,722	$—	$—	$—	$814	$—	$6,536
15	1,266	—	7,619	31,331	570	—	40,786
20	16,204	10,686	194,168	111,712	1,583	—	334,353
23	22	3,643	9,019	14,791	—	—	27,475
25	67,123	56,006	323,242	121,379	1,276	—	569,026
30	5,072	7,271	15,039	7,605	45	—	35,032
40	1,128	3,762	27,268	23,459	366	—	55,983
50	—	—	—	—	—	—	—
60	—	—	—	—	—	—	—
Total	$96,537	$81,368	$576,355	$310,277	$4,654	$—	$1,069,191

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2017 and 2016 totaling $103.0 million and $69.4 million, respectively, under such parameters.

As of December 31, 2017 and 2016, the Company had a balance of $15.6 million and $18.2 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $2.8 million and $1.2 million in previous charge-offs on such loans at December 31, 2017 and 2016, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $1.4 million and $3.1 million at December 31, 2017 and 2016, respectively. At December 31, 2017, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2017 and 2016, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $4.2 million and $4.5 million, respectively, and these modifications did not have a material impact on the Company's allowance for loan losses. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the year ending December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$7	6	$58
Real estate – construction and development	—	—	2	250
Real estate – commercial and farmland	7	3,516	4	1,656
Real estate – residential	12	656	34	2,495
Consumer installment	11	33	12	63
Total	32	$4,212	58	$4,522

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $1.6 million and $3.5 million at December 31, 2016 and 2015 defaulted during the year ended December 31, 2017 and 2016, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$47	5	$51
Real estate – construction and development	2	261	1	5
Real estate – commercial and farmland	4	419	5	2,970
Real estate – residential	12	838	5	460
Consumer installment	7	22	6	38
Total	27	$1,587	22	$3,524

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and non-accrual at December 31, 2017 and 2016.

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$47	15	$114
Real estate – construction and development	8	686	2	34
Real estate – commercial and farmland	16	4,119	5	2,970
Real estate – residential	82	9,340	15	739
Consumer installment	7	17	32	130
Total	117	$14,209	69	$3,987

As of December 31, 2017 and 2016, the Company had a balance of $24.9 million and $28.1 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.2 million and $1.5 million, respectively, in previous charge-offs on such loans at December 31, 2017 and 2016. At December 31, 2017, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2017 and 2016, the Company modified purchased loans as troubled debt restructurings, with principal balances of $3.6 million and $6.0 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan losses. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$5	1	$76
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	4	1,311	6	2,789
Real estate – residential	18	2,319	28	3,091
Consumer installment	—	—	—	—
Total	23	$3,635	35	$5,956

Troubled debt restructurings included in purchased loans with an outstanding balance of $742,000 and $1.0 million defaulted during the years ended December 31, 2017 and 2016, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$5	2	$76
Real estate – construction and development	—	—	1	9
Real estate – commercial and farmland	2	282	—	—
Real estate – residential	9	452	18	910
Consumer installment	1	3	—	—
Total	13	$742	21	$995

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and non-accrual at December 31, 2017 and 2016.

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

As of December 31, 2016	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	4	$91
Real estate – construction and development	6	1,358	3	30
Real estate – commercial and farmland	20	8,460	5	2,402
Real estate – residential	123	13,713	33	2,077
Consumer installment	3	11	1	—
Total	153	$23,543	46	$4,600

During 2016, the Company modified one loan in the purchased loan pools with a balance of $925,000. As of December 31, 2017 and 2016 this modified loan had a balance of $904,000 and $925,000, respectively. The loan was on accrual status as of

December 31, 2017 and 2016. The modification did not have a material impact on the Company’s allowance for loan losses. There are no other troubled debt restructurings included in the purchased loan pools.

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2017	2016
Balance, January 1	$3,167	$3,818
Advances	654	78
Repayments	(1,676)	(729)
Transactions due to changes in related parties	—	—
Ending balance	$2,145	$3,167

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate - Residential	Consumer Installment and Other	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2017
Balance, January 1, 2017	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	3,019	488	508	(86)	2,591	2,606	(762)	8,364
Loans charged off	(2,850)	(95)	(853)	(2,151)	(1,618)	(2,900)	—	(10,467)
Recoveries of loans previously charged off	1,270	246	184	237	116	1,921	—	3,974
Balance, December 31, 2017	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$465	$48	$1,047	$1,028	$—	$3,253	$177	$6,018
Loans collectively evaluated for impairment	3,166	3,581	6,454	3,758	1,916	—	898	19,773
Ending balance	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791

Loans:
Individually evaluated for impairment(1)	$2,971	$500	$8,873	$10,818	$—	$28,165	$904	$52,231
Collectively evaluated for impairment	1,359,537	624,095	1,526,566	998,643	324,511	718,447	327,342	5,879,141
Acquired with deteriorated credit quality	—	—	—	—	—	114,983	—	114,983
Ending balance	$1,362,508	$624,595	$1,535,439	$1,009,461	$324,511	$861,595	$328,246	$6,046,355

(1)
At December 31, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate - Residential	Consumer Installment and Other	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2016
Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$—	$581	$21,062
Provision for loan losses	2,647	(1,921)	107	2,757	(523)	(232)	1,256	4,091
Loans charged off	(1,999)	(588)	(708)	(1,122)	(351)	(1,559)	—	(6,327)
Recoveries of loans previously charged off	400	490	269	391	127	3,417	—	5,094
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$120	$266	$1,502	$2,893	$—	$1,626	$—	$6,407
Loans collectively evaluated for impairment	2,072	2,724	6,160	3,893	827	—	1,837	17,513
Ending balance	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Loans:
Individually evaluated for impairment(1)	$501	$659	$12,423	$12,697	$—	$34,141	$—	$60,421
Collectively evaluated for impairment	966,637	362,386	1,393,796	768,321	109,401	886,516	568,314	5,055,371
Acquired with deteriorated credit quality	—	—	—	—	—	148,534	—	148,534
Ending balance	$967,138	$363,045	$1,406,219	$781,018	$109,401	$1,069,191	$568,314	$5,264,326

(1)
At December 31, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate - Residential	Consumer Installment and Other	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2015
Balance, January 1, 2015	$2,004	$5,030	$8,823	$4,129	$1,171	$—	$—	$21,157
Provision for loan losses	(73)	278	1,221	2,067	676	514	581	5,264
Loans charged off	(1,438)	(622)	(2,367)	(1,587)	(410)	(2,709)	—	(9,133)
Recoveries of loans previously charged off	651	323	317	151	137	2,195	—	3,774
Balance, December 31, 2015	$1,144	$5,009	$7,994	$4,760	$1,574	$—	$581	$21,062

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$126	$759	$1,074	$2,172	$—	$—	$—	$4,131
Loans collectively evaluated for impairment	1,018	4,250	6,920	2,588	1,574	—	581	16,931
Ending balance	$1,144	$5,009	$7,994	$4,760	$1,574	$—	$581	$21,062

Loans:
Individually evaluated for impairment(1)	$323	$1,958	$11,877	$9,554	$—	$44,989	$—	$68,701
Collectively evaluated for impairment	449,300	242,735	1,093,114	560,876	37,140	721,309	592,963	3,697,437
Acquired with deteriorated credit quality	—	—	—	—	—	142,785	—	142,785
Ending balance	$449,623	$244,693	$1,104,991	$570,430	$37,140	$909,083	$592,963	$3,908,923

(1)
At December 31, 2015, loans individually evaluated for impairment includes all nonaccrual loans greater than $200,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 7. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during years ended December 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance, January 1	$10,874	$16,147
Loans transferred to other real estate owned	4,372	3,203
Net gains (losses) on sale and write-downs recorded in statement of income	(862)	(1,338)
Sales proceeds	(5,920)	(7,138)
Ending balance	$8,464	$10,874

The following is a summary of the activity in purchased other real estate owned during years ended December 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance, January 1	$12,540	$19,344
Loans transferred to other real estate owned	5,023	7,229
Acquired in acquisitions	—	1,927
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	86	—
Net gains (losses) on sale and write-downs recorded in statement of income	362	(615)
Sales proceeds	(9,000)	(15,345)
Ending balance	$9,011	$12,540

NOTE 8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2017	2016
Land	$39,299	$38,521
Buildings	95,771	94,533
Furniture and equipment	48,809	45,988
Construction in progress	757	1,533
	184,636	180,575
Accumulated depreciation	(66,898)	(59,358)
	$117,738	$121,217

Depreciation expense was approximately $9.2 million, $9.5 million, and $8.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Leases

The Company has entered into various operating leases for certain branch locations, loan production offices, and corporate support services. Generally, these leases are on smaller locations with initial lease terms under ten years with up to two renewal options.

Rental expense amounted to approximately $4.9 million, $4.5 million, and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows (in thousands):

2018	$5,235
2019	4,602
2020	3,866
2021	3,419
2022	3,095
Thereafter	8,287
$28,504

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2017 and 2016 is summarized below.

	December 31,
(dollars in thousands)	2017	2016
Carrying amount of goodwill at beginning of year	$125,532	$90,082
Additions related to acquisitions in current year	—	35,485
Fair value adjustments related to acquisitions in prior year	—	(35)
Carrying amount of goodwill at end of year	$125,532	$125,532

During 2016, the Company recorded goodwill totaling $35,485,000 related to the acquisition of JAXB. During 2016, the Company recorded a reduction of $35,000 of goodwill related to the 2015 Merchants acquisition.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2017, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The carrying value of intangible assets as of December 31, 2017 and 2016 was $13,496,000 and $17,428,000, respectively. Intangible assets are comprised solely of core deposit intangibles. The Company recorded a core deposit intangible asset of $4,746,000 associated with the acquisition of JAXB during 2016. The amortization period used for core deposit intangibles ranges from seven to ten years. Following is a summary of information related to acquired intangible assets:

	As of December 31, 2017		As of December 31, 2016
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets - core deposit premiums	$26,250	$12,754	$26,250	$8,822

The aggregate amortization expense for intangible assets was approximately $3,932,000, $4,376,000, and $3,741,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2018	$3,697
2019	3,622
2020	2,915
2021	1,691
2022	653
Thereafter	918
$13,496

NOTE 10. DEPOSITS

The scheduled maturities of time deposits at December 31, 2017 are as follows:

(dollars in thousands)
2018	$778,527
2019	153,269
2020	58,601
2021	11,302
2022	18,852
Thereafter	1,411
$1,021,962

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 was $235.8 million and $172.8 million, respectively.

As of December 31, 2017, the Company had brokered deposits of $228.6 million. The Company did not have any brokered deposits at December 31, 2016.

Deposits from principal officers, directors, and their affiliates at December 31, 2017 and 2016 were $6,229,000 and $5,623,000, respectively.

NOTE 11. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At December 31, 2017 and 2016, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of securities sold under repurchase agreements for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Average daily balance during the year	$28,694	$44,324	$50,988
Average interest rate during the year	0.20%	0.22%	0.34%
Maximum month-end balance during the year	$49,836	$56,203	$68,300
Weighted average interest rate at year-end	0.18%	0.19%	0.30%

The following is a summary of the Company’s securities sold under agreements to repurchase at December 31, 2017 and 2016:

(dollars in thousands)	December 31, 2017	December 31, 2016
Securities sold under agreements to repurchase	$30,638	$53,505

At December 31, 2017 and 2016, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

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

The aggregate expense under the Plan charged to operations during 2017, 2016 and 2015 amounted to $2,213,000, $2,053,000 and $1,430,000, respectively.

NOTE 13. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $79.6 million and $78.1 million at December 31, 2017 and 2016, respectively. Accrued deferred compensation of $874,000 and $944,000 at December 31, 2017 and 2016, respectively, is included in other liabilities. Accrued supplemental executive retirement plan liabilities of $4,962,000 and $3,570,000 at December 31, 2017 and 2016, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $1,416,000, $1,127,000 and $849,000 per year for 2017, 2016 and 2015, respectively, which is included in salaries and employee benefits.

NOTE 14. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2017	2016
Federal Home Loan Bank ("FHLB") borrowings:
Daily Rate Credit from FHLB with a variable interest rate (1.59% at December 31, 2017 and 0.80% at December 31, 2016)	$25,000	$150,000
Advance from FHLB due January 8, 2018; fixed interest rate of 1.39%	150,000	—
Advance from FHLB due January 6, 2017; fixed interest rate of 0.56%	—	292,500
Advance from FHLB due January 9, 2017; fixed interest rate of 1.40%	—	4,002
Advance from FHLB due May 30, 2017; fixed interest rate of 1.23%	—	5,006
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,205; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,795	—
Other debt:
Advance from correspondent bank due October 5, 2019; fixed interest rate of 4.25%	49	77
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,710	1,886
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (4.43% at December 31, 2016)	—	38,000
Advances under revolving credit agreement with a regional bank due January 7, 2017; fixed interest rate of 8.00%	—	850
	$250,554	$492,321

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2017, $1.06 billion was available for borrowing on lines with the FHLB.

At December 31, 2017, $30.0 million was available for borrowing under the revolving credit agreement with a regional bank, secured by subsidiary bank stock.

As of December 31, 2017, the Company maintained credit arrangements with various financial institutions to purchase federal funds up to $82.0 million.

The Company also participates in the Federal Reserve discount window borrowings program. At December 31, 2017, the Company had $1.14 billion of loans pledged at the Federal Reserve discount window and had $726.6 million available for borrowing.

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

NOTE 15. SHAREHOLDERS' EQUITY

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

In March 2017, the Company made a capital contribution to the Bank in the amount of $110.0 million, using the net proceeds of the March 6, 2017 issuance of common stock as well as a portion of the net proceeds of the March 13, 2017 issuance of the Company’s 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 discussed in Note 14.

On January 3, 2018, the Company completed the purchase of an additional 25.01% of the outstanding shares of common stock of USPF from William J. Villari pursuant to a Stock Purchase Agreement dated December 29, 2017. In exchange for such shares, the Company paid Mr. Villari $12.5 million and issued to him 114,285 unregistered shares of Ameris common stock in a private placement transaction. For additional information regarding the investment in USPF, see Note 2.

NOTE 16. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Current – federal	$33,074	$28,749	$15,215
Current - state	5,230	3,550	1,026
Deferred - federal	3,874	2,460	(344)
Deferred - state	(5,069)	(1,613)	—
Remeasurement of deferred tax assets and deferred tax liabilities at reduced federal corporate tax rate	$13,625	$—	$—
	$50,734	$33,146	$15,897

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015
Tax at federal income tax rate	$43,499	$36,836	$19,860
Change resulting from:
Tax-exempt interest	(4,390)	(3,916)	(2,490)
Increase in cash value of bank owned life insurance	(556)	(607)	(484)
Excess tax benefit from stock compensation	(939)	—	—
State income tax, net of federal benefit	(680)	695	667
Remeasurement of deferred tax assets and deferred tax liabilities at reduced federal corporate tax rate	13,625	—	—
Other	175	138	(1,656)
Provision for income taxes	$50,734	$33,146	$15,897

Net deferred income tax assets of $28,320,000 and $40,776,000 at December 31, 2017 and 2016, respectively, are included in other assets. The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2017	2016
Deferred tax assets
Allowance for loan losses	$6,704	$8,731
Deferred compensation	1,494	1,648
Deferred gain on interest rate swap	114	296
Unrealized loss on interest rate swap	80	342
Nonaccrual interest	5	17
Purchase accounting adjustments	5,631	13,444
Goodwill and intangible assets	4,909	7,488
Other real estate owned	3,203	6,244
Net operating loss tax carryforward	17,853	26,414
AMT credit carryforward	813	813
Unrealized loss on securities available for sale	508	665
Capitalized costs, accrued expenses and other	1,144	680
	42,458	66,782

Deferred tax liabilities
Depreciation and amortization	4,064	6,188
Mortgage servicing rights	1,885	1,412
Subordinated debentures	5,147	9,428
FDIC-assisted transaction adjustments	3,042	8,978
	14,138	26,006

Net deferred tax asset	$28,320	$40,776

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $70.32 million which expire at various dates from 2029 to 2035. At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $72.37 million which expire at various dates from 2028 to 2035. At December 31, 2017, the Company had state net operating loss carryforwards of approximately $69.71 million which expire at various dates from 2028 to 2035.  At December 31, 2016, the Company had state net operating loss carryforwards of approximately $73.27 million which expire at various dates from 2033 to 2034 .  The federal net operating loss carryforwards are subject to limitations pursuant to section 382 of the Internal Revenue Code and are expected to be recovered over the next 12 to 18 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 11 to 18 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company did not record any interest and penalties related to income taxes for the years ended December 31, 2017, 2016 and 2015, and the Company did not have any amount accrued for interest and penalties at December 31, 2017, 2016 and 2015.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by taxing authorities for years before 2014.

The Company has completed its accounting for the effects of the Tax Cuts and Jobs Act of 2017 on its deferred tax assets and deferred tax liabilities.  In the course of normal operations, the Company is required to make reasonable estimates for certain tax items which could not be fully determined at year-end, but will be finalized when its tax return is filed in 2018.  However, the Company does not believe that any adjustments resulting from the finalization of the tax return will have a material impact on its financial statements.

NOTE 17. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a statutory trust subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (4.45% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (3.22% at December 31, 2017). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011. The Company’s investment in the common stock of the trust was $1,114,000 and is included in other assets.

During 2013, the Company acquired Prosperity Banking Capital Trust I, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.57% (4.26% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in July 2009.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,465,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust II, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $4,500,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (4.82% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2008.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $4,500,000. The aggregate principal amount of debentures outstanding was $4,640,000, and is being carried at $3,434,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $140,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust III, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (3.19% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $5,736,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust IV, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.54% (3.13% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2012.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,158,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust I, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (4.51% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in October 2008.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,936,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust II, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (3.19% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $6,191,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust I, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.90% (3.50% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $2,004,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust II, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (3.09% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,842,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Atlantic BancGroup, Inc. Statutory Trust I, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (3.09% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in September 2015.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,787,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Statutory Trust I, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $4,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.63% (4.23% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2009.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $4,000,000. The aggregate principal amount of debentures outstanding was $4,124,000, and is being carried at $3,130,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $124,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Statutory Trust II, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.73% (3.32% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2011. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,982,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Bancorp, Inc. Statutory Trust III, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $7,550,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.75% (5.34% at December 31, 2017) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2013.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2017 was $7,550,000. The aggregate principal amount of debentures outstanding was $7,784,000, and is being carried at $6,616,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $234,000 and is included in other assets.

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

NOTE 18. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,985,000 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2017, there were 884,602 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2017, 2016 or 2015. As of December 31, 2017, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance-based options.

As of December 31, 2017, the Company has 277,815 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is three to four years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2017, 2016 and 2015, compensation expense related to these grants was approximately $3,316,000, $2,261,000, and $1,485,000, respectively. The total income tax benefit related to these grants was approximately $698,000, $721,000 and $1,069,000 in 2017, 2016 and 2015, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2017, 2016 and 2015. The total income tax benefit related to stock options was approximately $248,000, $177,000 and $102,000 in 2017, 2016 and 2015, respectively.

The fair value of each share-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the activity of non-performance-based and performance-based options as of December 31, 2017 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	58,603	$14.76			142,910	$15.06
Granted	—	—			—	—
Exercised	(11,309)	14.76		$167	(102,309)	17.62		$1,803
Forfeited	—	—			(3,588)	21.35
Under option, end of year	47,294	$14.76	0.14	$1,519	37,013	$7.36	1.07	$1,463
Exercisable at end of year	47,294	$14.76	0.14	$1,519	37,013	$7.36	1.07	$1,463

A summary of the activity of non-performance-based and performance-based options as of December 31, 2016 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	72,483	$18.55			224,132	$16.92
Granted	—	—			—	—
Exercised	(13,880)	14.38		$200	(40,714)	14.68		$765
Forfeited	—	—			(40,508)	19.67
Under option, end of year	58,603	$14.76	1.14	$1,620	142,910	$15.06	1.22	$3,909
Exercisable at end of year	58,603	$14.76	1.14	$1,620	142,910	$15.06	1.22	$3,909

A summary of the activity of non-performance-based and performance-based options as of December 31, 2015 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	88,111	$18.00			359,331	$16.74
Granted	—	—			—	—
Exercised	(15,628)	15.47		$242	(59,507)	15.39		$916
Forfeited	—	—			(75,691)	17.37
Under option, end of year	72,483	$18.55	2.13	$1,331	224,132	$16.92	1.80	$3,697
Exercisable at end of year	72,483	$18.55	2.13	$1,331	189,587	$15.91	2.06	$3,252

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2017, 2016 and 2015 is presented below.

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	279,727	$26.10	285,326	$17.29	323,151	$13.46
Granted	84,147	46.93	155,751	29.26	71,000	23.46
Vested	(85,587)	23.30	(154,350)	13.10	(108,825)	9.96
Forfeited	(472)	47.60	(7,000)	23.80	—	—
Nonvested shares at end of year	277,815	33.24	279,727	26.10	285,326	17.29

The balance of unearned compensation related to restricted stock grants as of December 31, 2017, 2016 and 2015 was approximately $4,489,000, $3,878,000, and $1,749,000, respectively. At December 31, 2017, the cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedge

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on certain junior subordinated debentures. The interest rate swap contract has a notional amount of $37.1 million and is hedging the variable rate on certain junior subordinated debentures described in Note 17 of the consolidated financial statements. The Company receives a variable rate of the 90-day LIBOR rate plus 1.63% and pays a fixed rate of 4.11%. The swap matures in September 2020.

This contract is classified as a cash flow hedge of an exposure to changes in the cash flow of a recognized liability. At December 31, 2017 and 2016, the fair value of the remaining instrument totaled a liability of $381,000 and $978,000, respectively. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2017, the hedge is deemed to be highly effective. Interest expense recorded on this swap transaction totaled $484,000, $678,000, and $822,000 during 2017, 2016, and 2015 and is reported as a component of interest expense on other borrowings. At December 31, 2017, the Company expected $235,000 of the unrealized loss to be reclassified as an increase of interest expense during the next 12 months.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2017, the Company had approximately $86.1 million of IRLCs and $158.3 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $2.9 million and a derivative liability of $67,000. At December 31, 2016, the Company had approximately $91.4 million of IRLCs and $150.0 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $4.3 million and a derivative liability of $0. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sales of mortgage loans.

The net gains (losses) relating to free-standing mortgage banking derivative instruments used for risk management are summarized below as of December 31, 2017, 2016 and 2015.

(dollars in thousands)	Location	December 31, 2017	December 31, 2016	December 31, 2015
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	$(12)	$1,285	$(137)
Interest rate lock commitments	Mortgage banking activity	$2,833	$3,029	$2,687

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheets as of December 31, 2017 and 2016.

	2017		2016
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$31,500	$55	$150,000	$1,285
Interest rate lock commitments	86,149	2,833	91,426	3,029
Total included in other assets	$117,649	$2,888	$241,426	$4,314
Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$126,750	$67	$—	$—
Total included in other liabilities	$126,750	$67	$—	$—

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2017	2016
Commitments to extend credit	$1,109,806	$1,101,257
Unused home equity lines of credit	69,788	62,586
Financial standby letters of credit	11,389	14,257
Mortgage interest rate lock commitments	86,149	91,426
Mortgage forward contracts with positive fair value	31,500	150,000

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2017 and 2016.

Other Commitments

As of December 31, 2017, a $75.0 million letter of credit issued by the Federal Home Loan Bank was used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

Included in other liabilities in the Company's consolidated balance sheet is $18.1 million as of December 31, 2017 which represents an accrued liability for the additional 25.01% investment in USPF. This accrued liability was settled on January 3, 2018 by payment of $12.5 million in cash and the Company's issuance of 114,285 shares of its common stock.

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

A former borrower of the Company filed a claim related to a loan previously made by the Company asserting lender liability.  The case was tried without a jury and an order was issued by the court against the Company awarding the borrower approximately $2.9 million on August 8, 2013.  The judgment was appealed to the South Carolina Court of Appeals. On May 24, 2017, the Court of Appeals filed its decision and unanimously found in favor of the Company and reversed the trial court judgment. The plaintiff filed a petition for rehearing with the Court of Appeals, which has been denied. The plaintiff filed a writ of certiorari asking the Supreme Court of South Carolina to hear the case, and this request was denied on February 1, 2018. The case is now concluded in favor of the Company. The Company has not and will not incur any loss as a result of this case.

NOTE 21. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2017, $38.2 million of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.250%. The capital conservation buffer for 2016 was 0.625%. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of December 31, 2017 and 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017 and 2016, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$741,159	9.713%	$305,231	4.000%		—N/A—
Ameris Bank	$805,238	10.564%	$304,904	4.000%	$381,131	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$658,529	10.291%	$367,940	5.750%		—N/A—
Ameris Bank	$805,238	12.644%	$366,186	5.750%	$413,949	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$741,159	11.582%	$463,925	7.250%		—N/A—
Ameris Bank	$805,238	12.644%	$461,712	7.250%	$509,476	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$840,745	13.139%	$591,904	9.250%		—N/A—
Ameris Bank	$831,029	13.049%	$589,081	9.250%	$636,845	10.00%

As of December 31, 2016
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$555,447	8.675%	$256,106	4.000%		—N/A—
Ameris Bank	$592,641	9.266%	$255,828	4.000%	$319,785	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$476,806	8.317%	$293,811	5.125%		—N/A—
Ameris Bank	$592,641	10.351%	$293,422	5.125%	$372,145	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$555,447	9.689%	$379,804	6.625%		—N/A—
Ameris Bank	$592,641	10.351%	$379,301	6.625%	$458,024	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$579,367	10.106%	$494,462	8.625%		—N/A—
Ameris Bank	$616,561	10.769%	$493,807	8.625%	$572,530	10.00%

The December 31, 2017 The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” include a capital conservation buffer of 1.250% for December 31, 2017 and 0.625% for December 31, 2016.

FDIC Consent Order

On December 16, 2016, the Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with its bank regulatory agencies, the FDIC and the GDBF, consenting to the issuance of a consent order (the “Order”) relating to weaknesses in the Bank’s Bank Secrecy Act (together with its implementing regulations, the “BSA”) compliance program. In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to its BSA compliance program. Under the terms of the Order, the Bank or its board of directors was required to take certain affirmative actions to comply with the Bank’s obligations under the BSA. These included, but were not limited to, the following: strengthening the board of directors’ oversight of BSA activities; enhancing and adopting a revised BSA compliance program; completing a BSA risk assessment; developing a revised system of internal controls designed to ensure full compliance with the BSA; reviewing and revising customer due diligence and risk assessment processes, policies and procedures; developing, adopting and implementing effective BSA training programs; assessing BSA staffing needs and resources and appointing a qualified BSA officer; establishing an independent BSA testing program; ensuring that all reports required by the BSA are accurately and properly filed; and engaging an independent firm to review past account activity to determine whether suspicious activity was properly identified and reported. On December 11, 2017, the Order was terminated by the FDIC and the GDBF.

NOTE 22. FAIR VALUE MEASURES

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

The Company's loans held for sale are carried at fair value and are comprised of the following:

	December 31,
(dollars in thousands)	2017	2016
Mortgage loans held for sale	$190,445	$105,924
SBA loans held for sale	6,997	—
Total loans held for sale	$197,442	$105,924

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $4.6 million, $2.2 million and $3.5 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2017 and 2016.

	December 31,
(dollars in thousands)	2017	2016
Aggregate fair value of mortgage loans held for sale	$190,445	$105,924
Aggregate unpaid principal balance	$185,814	$103,691
Past due loans of 90 days or more	$—	$—
Nonaccrual loans	$—	$—

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, loans held for sale and derivative financial instruments are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and OREO. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are.

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

The following methods and assumptions were used by the Company in estimating the fair value of its assets and liabilities recorded at fair value and for estimating the fair value of its financial instruments.

Cash, Due From Banks, Federal Funds Sold and Interest-Bearing Accounts: The carrying amount of cash, due from banks, federal funds sold and interest-bearing deposits in banks approximates fair value.

Investment Securities Available for Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, mortgage-backed securities, collateralized mortgage and debt obligations, and municipal securities. The Level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and other less liquid securities.

Other Investments: FHLB stock, FRB stock and the Company's minority equity investment in USPF are included in other investment securities. These investments do not have readily determinable fair values and are carried at original cost basis. It is not practical to determine the fair value of these investments due to restrictions placed on its transferability. The investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Cost basis approximates fair value for these investments.

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

Pursuant to the clawback provisions of the loss-sharing agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-sharing agreement. The amount of the clawback provision for each acquisition is measured and recorded at fair value. The clawback amount, which is payable to the FDIC upon termination of the applicable loss-sharing agreement, is discounted using an appropriate discount rate.

The FDIC loss-share receivable/payable is reported net of the clawback liability.

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

Securities Sold under Agreements to Repurchase and Other Borrowings: The carrying amount of securities sold under repurchase agreements approximates fair value and are classified as Level 1. The carrying value of variable-rate other borrowings approximates fair value. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar borrowing arrangements and are classified as Level 2.

Subordinated Deferrable Interest Debentures: The fair value of the Company’s trust preferred securities is based upon discounted cash flows using rates for securities with similar terms and remaining maturities and are classified as Level 2.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2017 and 2016.

	Recurring Basis Fair Value Measurements December 31, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
State, county and municipal securities	$137,794	$—	$137,794	$—
Corporate debt securities	47,143	—	45,643	1,500
Mortgage-backed securities	625,936	—	625,936	—
Loans held for sale	197,442	—	197,442	—
Mortgage banking derivative instruments	2,888	—	2,888	—
Total recurring assets at fair value	$1,011,203	$—	$1,009,703	$1,500

Derivative financial instruments	$381	$—	$381	$—
Mortgage banking derivative instruments	67	—	67	—
Total recurring liabilities at fair value	$448	$—	$448	$—

	Recurring Basis Fair Value Measurements December 31, 2016
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
U.S. government sponsored agencies	$1,020	$—	$1,020	$—
State, county and municipal securities	152,035	—	152,035	—
Corporate debt securities	32,172	—	30,672	1,500
Mortgage-backed securities	637,508	—	637,508	—
Loans held for sale	105,924	—	105,924	—
Mortgage banking derivative instruments	4,314	—	4,314	—
Total recurring assets at fair value	$932,973	$—	$931,473	$1,500

Derivative financial instruments	$978	$—	$978	$—
Total recurring liabilities at fair value	$978	$—	$978	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2017 and 2016.

	Nonrecurring Basis Fair Value Measurements December 31, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$27,684	$—	$—	$27,684
Other real estate owned	323	—	—	323
Purchased other real estate owned	9,011	—	—	9,011
Total nonrecurring assets at fair value	$37,018	$—	$—	$37,018

	Nonrecurring Basis Fair Value Measurements December 31, 2016
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$28,253	$—	$—	$28,253
Other real estate owned	1,172	—	—	1,172
Purchased other real estate owned	12,540	—	—	12,540
Total nonrecurring assets at fair value	$41,965	$—	$—	$41,965

The inputs used to determine estimated fair value of impaired loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2017 and 2016, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2017
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$27,684	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	24%
Other real estate owned	$323	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 15%	15%
Purchased other real estate owned	$9,011	Third party appraisals	Collateral discounts and estimated costs to sell	10% to 74%	26%

As of December 31, 2016
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,253	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 100%	28%
Other real estate owned	$1,172	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 74%	22%
Purchased other real estate owned	$12,540	Third party appraisals	Collateral discounts and estimated costs to sell	10% to 74%	15%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements December 31, 2017
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$139,313	$139,313	$—	$—	$139,313
Federal funds sold and interest-bearing accounts	191,345	191,345	—	—	191,345
Loans, net	5,992,880	—	—	5,960,963	5,960,963
Accrued interest receivable	26,005	26,005	—	—	26,005
Financial liabilities:
Deposits	6,625,845	—	6,627,773	—	6,627,773
Securities sold under agreements to repurchase	30,638	30,638	—	—	30,638
Other borrowings	250,554	—	271,759	—	251,759
Subordinated deferrable interest debentures	85,550	—	74,243	—	74,243
FDIC loss-share payable	8,803	—	—	9,548	9,548
Accrued interest payable	3,258	3,258	—	—	3,258

		Fair Value Measurements December 31, 2016
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$127,164	$127,164	$—	$—	$127,164
Federal funds sold and interest-bearing accounts	71,221	71,221	—	—	71,221
Loans, net	5,212,153	—	—	5,236,034	5,236,034
Accrued interest receivable	22,278	22,278	—	—	22,278
Financial liabilities:
Deposits	5,575,163	—	5,575,288	—	5,575,288
Securities sold under agreements to repurchase	53,505	53,505	—	—	53,505
Other borrowings	492,321	—	492,321	—	492,321
Subordinated deferrable interest debentures	84,228	—	67,321	—	67,321
FDIC loss-share payable	6,313	—	—	8,243	8,243
Accrued interest payable	1,501	1,501	—	—	1,501

NOTE 23. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gains on sales of securities in the consolidated statements of income. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of December 31, 2017 and 2016.

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$176	$(1,234)	$(1,058)
Reclassification for gains included in net income, net of tax	—	(24)	(24)
Current year changes, net of tax	116	(314)	(198)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	—	(61)	(61)
Current year changes, net of tax	24	(4,374)	(4,350)
Balance, December 31, 2016	$176	$(1,234)	$(1,058)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$508	$5,590	$6,098
Reclassification for gains included in net income, net of tax	—	(89)	(89)
Current year changes, net of tax	(356)	(2,300)	(2,656)
Balance, December 31, 2015	$152	$3,201	$3,353

NOTE 24. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$231,111	$21,318	$7,701	$5,293	$28,924	$294,347
Interest expense	20,392	5,731	1,824	1,549	4,726	34,222
Net interest income	210,719	15,587	5,877	3,744	24,198	260,125
Provision for loan losses	6,787	771	186	(111)	731	8,364
Noninterest income	51,416	44,913	1,739	6,277	112	104,457
Noninterest expense
Salaries and employee benefits	78,857	32,996	530	3,126	4,507	120,016
Occupancy and equipment expenses	21,436	2,217	4	215	197	24,069
Data processing and communications expenses	25,177	1,611	98	21	962	27,869
Other expenses	46,192	4,260	163	738	8,629	59,982
Total noninterest expense	171,662	41,084	795	4,100	14,295	231,936
Income before income tax expense	83,686	18,645	6,635	6,032	9,284	124,282
Income tax expense	36,518	6,526	2,322	2,111	3,257	50,734
Net income	$47,168	$12,119	$4,313	$3,921	$6,027	$73,548

Total assets	$6,431,151	$598,355	$238,561	$101,737	$486,399	$7,856,203
Goodwill	$125,532	$—	$—	$—	$—	$125,532
Other intangible assets, net	$13,496	$—	$—	$—	$—	$13,496

	Year Ended December 31, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$213,246	$14,110	$6,686	$3,959	$1,064	$239,065
Interest expense	14,762	3,469	724	739	—	19,694
Net interest income	198,484	10,641	5,962	3,220	1,064	219,371
Provision for loan losses	1,973	573	590	847	108	4,091
Noninterest income	53,168	45,162	1,790	5,681	—	105,801
Noninterest expense
Salaries and employee benefits	72,824	30,689	619	2,705	—	106,837
Occupancy and equipment expenses	22,209	1,928	4	254	2	24,397
Data processing and communications expenses	23,140	1,300	103	4	44	24,591
Other expenses	54,438	4,485	106	712	269	60,010
Total noninterest expense	172,611	38,402	832	3,675	315	215,835
Income before income tax expense	77,068	16,828	6,330	4,379	641	105,246
Income tax expense	23,283	5,891	2,215	1,533	224	33,146
Net income	$53,785	$10,937	$4,115	$2,846	$417	$72,100

Total assets	$5,879,859	$358,497	$189,670	$90,908	$373,097	$6,892,031
Goodwill	$125,532	$—	$—	$—	$—	$125,532
Other intangible assets, net	$17,428	$—	$—	$—	$—	$17,428

	Year Ended December 31, 2015
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$174,162	$8,821	$4,137	$3,273	$—	$190,393
Interest expense	12,742	1,484	159	471	—	14,856
Net interest income	161,420	7,337	3,978	2,802	—	175,537
Provision for loan losses	4,847	417	—	—	—	5,264
Noninterest income	44,251	34,498	1,364	5,473	—	85,586
Noninterest expense
Salaries and employee benefits	68,183	22,112	519	3,189	—	94,003
Occupancy and equipment expenses	19,320	1,674	7	194	—	21,195
Data processing and communications expenses	18,681	1,065	95	8	—	19,849
Other expenses	59,636	3,787	123	522	—	64,068
Total noninterest expense	165,820	28,638	744	3,913	—	199,115
Income before income tax expense	35,004	12,780	4,598	4,362	—	56,744
Income tax expense	8,257	4,504	1,609	1,527	—	15,897
Net income	26,747	8,276	2,989	2,835	—	40,847

Total assets	$5,166,045	$246,730	$101,893	$74,272	$—	$5,588,940
Goodwill	$90,082	$—	$—	$—	$—	$90,082
Other intangible assets, net	$17,058	$—	$—	$—	$—	$17,058

NOTE 25. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2017 and 2016
(dollars in thousands)

	2017	2016
Assets
Cash and due from banks	$4,409	$457
Investment in subsidiaries	953,815	767,682
Other assets	31,221	7,706
Total assets	$989,445	$775,845

Liabilities
Other liabilities	$25,621	$6,330
Other borrowings	73,795	38,850
Subordinated deferrable interest debentures	85,550	84,228
Total liabilities	184,966	129,408
Shareholders' equity	804,479	646,437
Total liabilities and shareholders' equity	$989,445	$775,845

Condensed Statements of Income
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands)

	2017	2016	2015
Income
Dividends from subsidiaries	$—	$34,631	$10,000
Other income	132	208	59
Total income	132	34,839	10,059

Expense
Interest expense	9,065	6,280	4,813
Other expense	4,612	2,825	1,521
Total expense	13,677	9,105	6,334

Income (loss) before taxes and equity in undistributed income of subsidiaries	(13,545)	25,734	3,725
Income tax benefit	10,622	2,972	2,382
Income (loss) before equity in undistributed income of subsidiaries	(2,923)	28,706	6,107
Equity in undistributed income of subsidiaries	76,471	43,394	34,740
Net income	$73,548	$72,100	$40,847

Condensed Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(dollars in thousands)

	2017	2016	2015
OPERATING ACTIVITIES
Net income	$73,548	$72,100	$40,847
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,316	2,261	1,485
Undistributed earnings of subsidiaries	(76,471)	(43,394)	(34,740)
Increase (decrease) in interest payable	1,142	(63)	20
Decrease (increase) in tax receivable	5,176	(3,224)	(2,656)
Provision for deferred taxes	(4,620)	508	188
Other operating activities	1,230	(528)	866
Total adjustments	(70,227)	(44,440)	(34,837)
Net cash provided by operating activities	3,321	27,660	6,010

INVESTING ACTIVITIES
Investment in subsidiary	(110,000)	—	(60,000)
Net cash proceeds received from (paid for) acquisitions	—	(23,205)	(49,940)
Net cash used in investing activities	(110,000)	(23,205)	(109,940)

FINANCING ACTIVITIES
Issuance of common stock	88,656	—	114,889
Purchase of treasury shares	(886)	(1,225)	(732)
Dividends paid common stock	(14,650)	(8,584)	(6,439)
Proceeds from other borrowings	73,692	14,000	—
Repayment of other borrowings	(38,850)	(15,000)	—
Proceeds from exercise of stock options	2,669	964	1,191
Net cash provided by (used in) financing activities	110,631	(9,845)	108,909

Net change in cash and cash equivalents	3,952	(5,390)	4,979
Cash and cash equivalents at beginning of year	457	5,847	868
Cash and cash equivalents at end of year	$4,409	$457	$5,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$7,923	$6,343	$4,793
Cash paid (received) during the year for income taxes	$(11,000)	$—	$—

NOTE 26. QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain consolidated quarterly financial information of the Company.  During the fourth quarter of 2017, the Company recorded approximately $13.6 million of additional income tax expense attributable to the remeasurement of deferred tax assets and deferred tax liabilities at a reduced federal corporate tax rate. During the third quarter of 2017, the Company recorded approximately $3.1 million of after-tax compliance resolution expense. During the fourth quarter of 2016, the Company recorded approximately $3.7 million of after-tax compliance resolution expense. During the first quarter of 2016, the Company completed the acquisition of JAXB and recorded approximately $4.1 million of after-tax merger related charges from this acquisition.

	Quarters Ended December 31, 2017
(dollars in thousands, except per share data)	4	3	2	1
Selected Income Statement Data
Interest income	$79,564	$76,322	$71,411	$67,050
Interest expense	10,041	9,467	8,254	6,460
Net interest income	69,523	66,855	63,157	60,590
Provision for loan losses	2,536	1,787	2,205	1,836
Net interest income after provision for loan losses	66,987	65,068	60,952	58,754
Noninterest income	23,563	26,999	28,189	25,706
Noninterest expense	58,916	63,675	55,739	52,691
Merger and conversion charges	421	92	—	402
Income before income taxes	31,213	28,300	33,402	31,367
Income tax	22,063	8,142	10,315	10,214
Net income	$9,150	$20,158	$23,087	$21,153

Per Share Data
Net income – basic	$0.25	$0.54	$0.62	$0.59
Net income – diluted	0.24	0.54	0.62	0.59
Common dividends - cash	0.10	0.10	0.10	0.10

	Quarters Ended December 31, 2016
(dollars in thousands, except per share data)	4	3	2	1
Selected Income Statement Data
Interest income	$62,956	$62,210	$59,340	$54,559
Interest expense	5,677	5,143	4,751	4,123
Net interest income	57,279	57,067	54,589	50,436
Provision for loan losses	1,710	811	889	681
Net interest income after provision for loan losses	55,569	56,256	53,700	49,755
Noninterest income	24,272	28,864	28,379	24,286
Noninterest expense	54,660	53,199	52,359	49,241
Merger and conversion charges	17	—	—	6,359
Income before income taxes	25,164	31,921	29,720	18,441
Income tax	6,987	10,364	9,671	6,124
Net income	$18,177	$21,557	$20,049	$12,317

Per Share Data
Net income – basic	$0.52	$0.62	$0.58	$0.38
Net income – diluted	0.52	0.61	0.57	0.37
Common dividends - cash	0.10	0.10	0.05	0.05