Form 10-Q
period 2018-03-31
Ameris Bancorp
filed 2018-05-10
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 38,327,081 shares of Common Stock outstanding as of May 1, 2018.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$123,945	$139,313
Federal funds sold and interest-bearing deposits in banks	210,930	191,345
Cash and cash equivalents	334,875	330,658

Investment securities available for sale, at fair value	848,585	810,873
Other investments	32,227	42,270
Loans held for sale, at fair value	111,135	197,442

Loans	5,051,986	4,856,514
Purchased loans	818,587	861,595
Purchased loan pools	319,598	328,246
Loans, net of unearned income	6,190,171	6,046,355
Allowance for loan losses	(26,200)	(25,791)
Loans, net	6,163,971	6,020,564

Other real estate owned, net	9,171	8,464
Purchased other real estate owned, net	6,723	9,011
Total other real estate owned, net	15,894	17,475

Premises and equipment, net	116,381	117,738
Goodwill	208,513	125,532
Other intangible assets, net	12,562	13,496
Cash value of bank owned life insurance	80,007	79,641
Deferred income taxes, net	28,677	28,320
Other assets	70,001	72,194
Total assets	$8,022,828	$7,856,203

Liabilities
Deposits:
Noninterest-bearing	$1,867,900	$1,777,141
Interest-bearing	4,578,265	4,848,704
Total deposits	6,446,165	6,625,845
Securities sold under agreements to repurchase	23,270	30,638
Other borrowings	555,535	250,554
Subordinated deferrable interest debentures	85,881	85,550
Other liabilities	43,033	59,137
Total liabilities	7,153,884	7,051,724

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Common stock, par value $1 (100,000,000 shares authorized; 39,819,918 and 38,734,873 shares issued at March 31, 2018 and December 31, 2017, respectively)	39,820	38,735
Capital surplus	559,040	508,404
Retained earnings	296,366	273,119
Accumulated other comprehensive income (loss), net of tax	(10,823)	(1,280)
Treasury stock, at cost (1,492,837 shares and 1,474,861 shares at March 31, 2018 and December 31, 2017, respectively)	(15,459)	(14,499)
Total shareholders’ equity	868,944	804,479
Total liabilities and shareholders’ equity	$8,022,828	$7,856,203

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income
Interest and fees on loans	$73,267	$61,521
Interest on taxable securities	5,207	4,800
Interest on nontaxable securities	322	416
Interest on deposits in other banks and federal funds sold	716	313
Total interest income	79,512	67,050

Interest expense
Interest on deposits	6,772	3,763
Interest on other borrowings	3,939	2,697
Total interest expense	10,711	6,460

Net interest income	68,801	60,590
Provision for loan losses	1,801	1,836
Net interest income after provision for loan losses	67,000	58,754

Noninterest income
Service charges on deposit accounts	10,228	10,563
Mortgage banking activity	11,900	11,215
Other service charges, commissions and fees	719	709
Gain on sale of securities	37	—
Other noninterest income	3,580	3,219
Total noninterest income	26,464	25,706

Noninterest expense
Salaries and employee benefits	32,089	27,794
Occupancy and equipment expense	6,198	5,877
Data processing and communications costs	7,135	6,572
Credit resolution-related expenses	549	933
Advertising and marketing expense	1,229	1,106
Amortization of intangible assets	934	1,036
Merger and conversion charges	835	402
Other noninterest expenses	10,129	9,373
Total noninterest expense	59,098	53,093

Income before income tax expense	34,366	31,367
Income tax expense	7,706	10,214
Net income	26,660	21,153

Other comprehensive income
Net unrealized holding losses arising during period on investment securities available for sale, net of tax benefit of $2,500 and $105	(9,403)	(194)
Reclassification adjustment for gains on investment securities included in earnings, net of tax of ($8) and $0	(29)	—
Unrealized gains on cash flow hedges arising during period, net of tax expense of $75 and $23	281	43
Other comprehensive income (loss)	(9,151)	(151)
Total comprehensive income	$17,509	$21,002

Basic earnings per common share	$0.70	$0.59
Diluted earnings per common share	$0.70	$0.59
Dividends declared per common share	$0.10	$0.10
Weighted average common shares outstanding (in thousands)
Basic	37,967	35,664
Diluted	38,250	36,040

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	38,734,873	$38,735	36,377,807	$36,378
Issuance of common stock	944,586	944	2,141,072	2,141
Issuance of restricted shares	77,755	78	67,721	68
Proceeds from exercise of stock options	62,704	63	16,349	16
Issued at end of period	39,819,918	$39,820	38,602,949	$38,603

Capital Surplus
Balance at beginning of period		$508,404		$410,276
Share-based compensation		897		673
Issuance of common shares, net of issuance costs of $0 and $4,925		49,067		92,359
Issuance of restricted shares		(78)		(68)
Proceeds from exercise of stock options		750		303
Balance at end of period		$559,040		$503,543

Retained Earnings
Balance at beginning of period		$273,119		$214,454
Cumulative effect of change in accounting for derivatives		28		—
Reclassification of stranded income tax effects from accumulated other comprehensive income		392		—
Adjusted balance at beginning of period		273,539		214,454
Net income		26,660		21,153
Dividends on common shares		(3,833)		(3,713)
Balance at end of period		$296,366		$231,894

Accumulated Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$(1,280)		$(1,058)
Reclassification of stranded income tax effects to retained earnings		(392)		—
Adjusted balance at beginning of period		(1,672)		(1,058)
Other comprehensive income during the period		(9,151)		(151)
Balance at end of period		$(10,823)		$(1,209)

Treasury Stock
Balance at beginning of period	1,474,861	$(14,499)	1,456,333	$(13,613)
Purchase of treasury shares	17,976	(960)	17,902	(1,002)
Balance at end of period	1,492,837	$(15,459)	1,474,235	$(14,615)

Total Shareholders’ Equity		$868,944		$758,216

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$26,660	$21,153
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	2,274	2,341
Net losses on sale or disposal of premises and equipment including write-downs	583	295
Provision for loan losses	1,801	1,836
Net losses (gains) on sale of other real estate owned including write-downs	33	(127)
Share-based compensation expense	1,441	673
Amortization of intangible assets	934	1,036
Provision for deferred taxes	2,432	(580)
Net amortization of investment securities available for sale	1,595	1,697
Net gains on securities available for sale	(37)	—
Accretion of discount on purchased loans	(1,571)	(3,097)
Amortization of premium on purchased loan pools	511	1,148
Net accretion (amortization) on other borrowings	33	(57)
Amortization of subordinated deferrable interest debentures	331	331
Originations of mortgage loans held for sale	(358,038)	(311,813)
Payments received on mortgage loans held for sale	367	430
Proceeds from sales of mortgage loans held for sale	377,748	294,045
Net gains on sale of mortgage loans held for sale	(6,759)	(9,200)
Originations of SBA loans	(7,168)	(19,003)
Proceeds from sales of SBA loans	10,497	4,600
Net gains on sale of SBA loans	(918)	(1,407)
Increase in cash surrender value of bank owned life insurance	(366)	(389)
Changes in FDIC loss-share payable, net of cash payments received	785	735
Change attributable to other operating activities	(4,671)	28,606
Net cash provided by operating activities	48,497	13,253

Investing Activities
Purchases of securities available for sale	(121,865)	(40,145)
Proceeds from prepayments and maturities of securities available for sale	33,970	30,119
Proceeds from sales of securities available for sale	36,685	—
Net increase in other investments	(13,809)	(642)
Net increase in loans, excluding purchased loans	(134,063)	(117,681)
Payments received on purchased loans	43,971	63,061
Payments received on purchased loan pools	16,158	38,067
Purchases of premises and equipment	(1,133)	(1,219)
Proceeds from sales of premises and equipment	427	—
Proceeds from sales of other real estate owned	3,106	4,568
Payments paid to FDIC under loss-share agreements	(333)	(559)
Net cash proceeds paid in acquisitions	(21,421)	—
Net cash used in investing activities	(158,307)	(24,431)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$(179,680)	$67,206
Net decrease in securities sold under agreements to repurchase	(7,368)	(13,090)
Proceeds from other borrowings	455,000	518,755
Repayment of other borrowings	(150,052)	(485,350)
Issuance of common stock	—	88,656
Proceeds from exercise of stock options	813	319
Dividends paid - common stock	(3,726)	(3,492)
Purchase of treasury shares	(960)	(1,002)
Net cash provided by financing activities	114,027	172,002

Net increase in cash and cash equivalents	4,217	160,824
Cash and cash equivalents at beginning of period	330,658	198,385
Cash and cash equivalents at end of period	$334,875	$359,209

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$11,602	$6,348
Income taxes	2	18
Loans (excluding purchased loans) transferred to other real estate owned	1,176	1,657
Purchased loans transferred to other real estate owned	457	1,489
Loans transferred from loans held for sale to loans held for investment	73,374	45,828
Loans transferred from loans held for investment to loans held for sale	2,796	—
Loans provided for the sales of other real estate owned	—	264
Assets acquired in business acquisitions	82,981	—
Liabilities assumed in business acquisitions	5,705	—
Issuance of common stock in acquisitions	50,011	—
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	—	5,844
Change in unrealized gain (loss) on securities available for sale, net of tax	(9,432)	(194)
Change in unrealized gain (loss) on cash flow hedge, net of tax	281	43

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2018

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2018, the Bank operated 97 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The reserve requirement as of March 31, 2018 and December 31, 2017 was $46.0 million and $44.1 million, respectively, and was met by cash on hand which is reported on the Company's consolidated balance sheet in cash and due from banks.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

Accounting Standards Adopted in 2018

ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02").  Issued in February 2018, ASU 2018-02 seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current accounting guidance that requires deferred tax assets and deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued.  The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  As a result of the remeasurement of the Company's deferred tax assets and deferred tax liabilities following the enactment of the Tax Reform Act, accumulated other comprehensive loss included $392,000 of stranded tax effects at December 31, 2017.  The Company early adopted ASU 2018-02 during the first quarter of 2018 and made an election to reclassify the stranded tax effects from accumulated other comprehensive loss to retaining earnings at the beginning of the period of adoption.  The reclassification of the stranded tax effects resulted in an increase of $392,000 in accumulated other comprehensive loss and a corresponding increase of $392,000 in retained earnings.

ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purposes of ASU 2017-12 are to (1) improve the transparency and understandability of information conveyed in financial statements about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with the economic objectives of those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption in an interim period permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the beginning of the fiscal year of adoption. During the first quarter of 2018, the Company early adopted the provisions of ASU 2017-12, and the adoption did not have a material impact on the Company's consolidated financial statements.
ASU 2017-09 – Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms of a share-based award must be accounted for as a modification. Companies must apply the modification accounting guidance if any of the following change: the share-based award’s fair value, vesting provisions or classification as an equity instrument or a liability instrument. The new guidance should reduce diversity in practice and result in fewer changes to the terms of share-based awards being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to share-based awards without accounting for them as modifications. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. During the first quarter of 2018, the Company adopted the provisions of ASU 2017-09, and the adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2017-01 – Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a framework to use in determining when a set of assets and activities is a business. The standard provides more consistency in applying the business combination guidance, reduces the costs of application, and makes the definition of a business more operable. ASU 2017-01 is effective for interim and annual periods within those annual periods beginning after December 15, 2017. During the first quarter of 2018, the Company adopted the provisions of ASU 2017-01, and the adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2016-01 – Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  ASU 2016-01 (1) requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes recognized through net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by allowing a qualitative assessment similar to those performed on long-lived assets, goodwill or intangibles to be utilized at each reporting period; (3) eliminates the use of the entry price method requiring all preparers to utilize the exit price notion consistent with Topic 820, Fair Value Measurement in disclosing the fair value of financial instruments measured at amortized cost; (4) requires separate disclosure within other comprehensive income of changes in the fair value of liabilities due to instrument-specific credit risk when the fair value option has been elected; and (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods. During the first quarter of 2018, the Company adopted ASU 2016-01. Other than changing from the entry price method to an exit price notion in disclosing fair value of financial instruments at amortized cost, the adoption did not have a material impact on the Company's consolidated financial statements.
ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively "ASC 606") which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned ("OREO"). The majority of the Company's revenues come from interest income and other sources, including loans, leases, investment securities and derivative financial instruments, that are outside the scope of ASC 606. With the exception of gains/losses on the sale of OREO, the Company's services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligations to the customer. Services within the scope of ASC 606 reported in noninterest income include service charges on deposit accounts, debit card interchange fees, and ATM fees. The net of gains and losses on the sale of OREO are recorded in credit resolution related expenses in the Company's consolidated statement of income and comprehensive income. The adoption of ASC 606 did not change the timing or amount of revenue recognized for in-scope revenue streams. Accordingly, no cumulative effect adjustment was recorded under the modified retrospective transition method. See Note 15 for further discussion on the Company's accounting policies for revenue sources with the scope of ASC 606.

Accounting Standards Pending Adoption

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

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective. While the Company is currently evaluating the impact this standard will have on the results of operations, financial position and disclosures, the Company expects to recognize a one-time cumulative effect adjustment to equity and the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company has established a steering committee which includes the appropriate members of management to evaluate the impact this ASU will have on Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments. This committee has identified the software vendor of choice for implementation, established an implementation timeline and continues to stay current on implementation issues and concerns.

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company has several leased facilities, which are currently treated as operating leases, and are not currently shown on the Company’s consolidated balance sheet. After ASU 2016-02 is implemented, the Company expects to begin reporting these lease agreements on the balance sheet as a right-of-use asset and a corresponding liability. The Company is currently evaluating the impact this standard will have on the Company’s consolidated statement of income and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact.

NOTE 2. PENDING ACQUISITIONS

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

Atlantic Coast Financial Corporation

On November 16, 2017, the Company and Atlantic Coast Financial Corporation, a Maryland corporation (“Atlantic”), entered into an Agreement and Plan of Merger (the "Atlantic Merger Agreement") pursuant to which Atlantic will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Atlantic Coast Bank, a Florida bank wholly owned by Atlantic, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. Atlantic Coast Bank operates 12 full-service banking locations, eight of which are located in the Jacksonville, Florida MSA, three of which are located in the Waycross, Georgia MSA, and one of which is located in the Douglas, Georgia MSA. Under the terms of the Atlantic Merger Agreement, Atlantic's stockholders will receive $1.39 in cash and 0.17 shares of Ameris common stock for each share of Atlantic common stock they hold. The estimated purchase price is $145.0 million in the aggregate based upon the $47.30 per share closing price of the Company’s common stock as of November 16, 2017. All regulatory and stockholder approvals required for the merger have been received, and the transaction is expected to close in May 2018. As of December 31, 2017, Atlantic reported assets of $983.3 million, gross loans of $851.4 million and deposits of $675.8 million. The purchase price will be allocated among the net assets of Atlantic acquired as appropriate, with the remaining balance being reported as goodwill.

NOTE 3 – BUSINESS COMBINATION

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of US Premium Finance Holding Company, a Florida corporation ("USPF"), completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the former shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets between January 1, 2018 and June 30, 2019. The present value of the contingent earn-out consideration expected to be paid is $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million.

The acquisition of USPF will be accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, assets acquired, liabilities assumed and consideration exchanged are recorded at their respective acquisition date fair values. Any identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented or exchanged separately from the entity). If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. In addition, management will assess and record the deferred tax assets and deferred tax liabilities resulting from differences in the carrying value of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes.

Prior to the January 31, 2018 completion of the acquisition, the Company's 30% investment in USPF was carried at its $23.9 million original cost basis. Once the acquisition was completed, the $83.0 million aggregate purchase price equaled the fair value of USPF which was determined utilizing the incremental projected earnings. Accordingly, no gain or loss was recorded by the Company in the consolidated statement of income and comprehensive income as a result of remeasuring to fair value the prior minority equity investment in USPF held by the Company immediately before the business combination was completed.

Prior to January 31, 2018, USPF was a private entity and the information necessary to complete the initial accounting for the business combination is incomplete at this time. Management has not yet finalized its determination of the fair value of the assets acquired and liabilities assumed in the USPF acquisition. Accordingly, as of March 31, 2018, the entire $83.0 million purchase price is reflected as goodwill in the Company's consolidated balance sheet, pending finalization of the fair value of the assets acquired and liabilities assumed. The assets acquired are expected to include identifiable intangible assets related to insurance agent relationships that refer insurance premium finance loans to USPF, customer relationships that result in repeat premium finance loans for insurance policy renewals, the US Premium Finance trade name and a non-compete agreement with a former USPF shareholder. The goodwill is not expected to be deductible for tax purposes.

The results of operations of USPF subsequent to its acquisition date are included in the Company’s consolidated statements of income and comprehensive income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2017, unadjusted for potential cost savings.

	Three Months Ended March 31,
(dollars in thousands, except per share data; shares in thousands)	2018	2017
Net interest income and noninterest income	$95,265	$86,296
Net income	$26,876	$22,174
Net income available to common shareholders	$26,876	$22,174
Income per common share available to common shareholders – basic	$0.70	$0.61
Income per common share available to common shareholders – diluted	$0.70	$0.60
Average number of shares outstanding, basic	38,246	36,633
Average number of shares outstanding, diluted	38,529	37,009

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

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
State, county and municipal securities	105,821	987	(534)	106,274
Corporate debt securities	57,134	598	(635)	57,097
Mortgage-backed securities	699,990	456	(15,232)	685,214
Total debt securities	$862,945	$2,041	$(16,401)	$848,585

December 31, 2017
State, county and municipal securities	135,968	1,989	(163)	137,794
Corporate debt securities	46,659	721	(237)	47,143
Mortgage-backed securities	630,666	1,762	(6,492)	625,936
Total debt securities	$813,293	$4,472	$(6,892)	$810,873

The amortized cost and estimated fair value of available for sale securities at March 31, 2018 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,606	$11,643
Due from one year to five years	46,869	46,432
Due from five to ten years	64,190	64,842
Due after ten years	40,290	40,454
Mortgage-backed securities	699,990	685,214
	$862,945	$848,585

Securities with a carrying value of approximately $368.3 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at March 31, 2018, compared with $403.3 million at December 31, 2017.

The following table details the gross unrealized losses and estimated fair value of securities aggregated by category and duration of continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2018
State, county and municipal securities	54,182	(448)	4,662	(86)	58,844	(534)
Corporate debt securities	492	(126)	18,501	(509)	18,993	(635)
Mortgage-backed securities	422,035	(8,322)	172,548	(6,910)	594,583	(15,232)
Total debt securities	$476,709	$(8,896)	$195,711	$(7,505)	$672,420	$(16,401)

December 31, 2017
State, county and municipal securities	33,976	(115)	4,725	(48)	38,701	(163)
Corporate debt securities	3,465	(35)	18,853	(202)	22,318	(237)
Mortgage-backed securities	262,353	(2,401)	190,368	(4,091)	452,721	(6,492)
Total debt securities	$299,794	$(2,551)	$213,946	$(4,341)	$513,740	$(6,892)

As of March 31, 2018, the Company’s securities portfolio consisted of 390 securities, 277 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At March 31, 2018, the Company held 226 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

At March 31, 2018, the Company held 41 state, county and municipal securities and 10 corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

The Company’s investments in corporate debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at March 31, 2018 or December 31, 2017.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2018, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2018, these investments are not considered impaired on an other-than-temporary basis.

At March 31, 2018 and December 31, 2017, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the three months ended March 31, 2018 and 2017:

(dollars in thousands)	March 31, 2018	March 31, 2017
Gross gains on sales of securities	$332	$—
Gross losses on sales of securities	(295)	—
Net realized gains on sales of securities available for sale	$37	$—

Sales proceeds	$36,685	$—

NOTE 5 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of March 31, 2018 and December 31, 2017, the net carrying value of these consumer installment home improvement loans was approximately $280.3 million and $273.7 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of March 31, 2018 and December 31, 2017, the net carrying value of commercial insurance premium loans was approximately $501.9 million and $482.5 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Real estate loans include construction and development loans, commercial and farmland loans and residential loans. Construction and development loans include loans for the development of residential neighborhoods, one-to-four family home residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied properties. The Company limits its construction lending risk through adherence to established underwriting procedures. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail and warehouse space as well as farmland. They also include non-owner occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Company’s residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank's market areas, along with warehouse lines of credit secured by residential mortgages.

Consumer installment loans include home improvement loans, automobile loans, boat and recreational vehicle financing, and secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$1,387,437	$1,362,508
Real estate – construction and development	631,504	624,595
Real estate – commercial and farmland	1,636,654	1,535,439
Real estate – residential	1,080,028	1,009,461
Consumer installment	316,363	324,511
	$5,051,986	$4,856,514

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $818.6 million and $861.6 million at March 31, 2018 and December 31, 2017, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$64,612	$74,378
Real estate – construction and development	48,940	65,513
Real estate – commercial and farmland	465,870	468,246
Real estate – residential	236,453	250,539
Consumer installment	2,712	2,919
	$818,587	$861,595

A rollforward of purchased loans for the three months ended March 31, 2018 and 2017 is shown below:

(dollars in thousands)	March 31, 2018	March 31, 2017
Balance, January 1	$861,595	$1,069,191
Charge-offs, net of recoveries	(151)	(803)
Accretion	1,571	3,097
Transfers to purchased other real estate owned	(457)	(1,489)
Payments received	(43,971)	(63,061)
Ending balance	$818,587	$1,006,935

The following is a summary of changes in the accretable discounts of purchased loans during the three months ended March 31, 2018 and 2017:

(dollars in thousands)	March 31, 2018	March 31, 2017
Balance, January 1	$20,192	$30,624
Accretion	(1,571)	(3,097)
Accretable discounts removed due to charge-offs	—	(13)
Transfers between non-accretable and accretable discounts, net	146	(659)
Ending balance	$18,767	$26,855

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of March 31, 2018, purchased loan pools totaled $319.6 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $316.2 million and $3.4 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition. At March 31, 2018 and December 31, 2017, one loan in the purchased loan pools with a principal balance of $902,000 and $904,000, respectively, was classified as a troubled debt restructuring and risk-rated grade 7, while all other loans included in the purchased loan pools were performing current loans risk-rated grade 3. During the second quarter of 2017, this troubled debt restructuring defaulted on its restructured terms and was placed on nonaccrual status. During the fourth quarter of 2017, this troubled debt restructuring was returned to accrual status. At March 31, 2018 and December 31, 2017, the Company had allocated $1.0 million and $1.1 million, respectively, of allowance for loan losses for the purchased loan pools. As part of the due diligence process prior to purchasing an individual mortgage pool, a complete re-underwrite of the individual loan files was conducted. The underwriting process included a review of all income, asset, credit and property related documentation that was used to originate the loan. Underwriters utilized the originating lender’s program guidelines, as well as general prudent mortgage lending standards, to assess each individual loan file.  Additional research was conducted to assess the real estate market conditions and market expectations in the geographic areas where a collateral concentration existed. As part of this review, an automated valuation model was employed to provide current collateral valuations and to support individual loan-to-value ratios.  Additionally, a sample of site inspections was completed to provide further assurance.  The results of the due diligence review were evaluated by officers of the Company in order to determine overall conformance to the Bank’s credit and lending policies.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$1,548	$1,306
Real estate – construction and development	518	554
Real estate – commercial and farmland	3,555	2,665
Real estate – residential	8,311	9,194
Consumer installment	488	483
	$14,420	$14,202
The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$796	$813
Real estate – construction and development	3,112	3,139
Real estate – commercial and farmland	4,347	5,685
Real estate – residential	7,648	5,743
Consumer installment	37	48
	$15,940	$15,428

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2018
Commercial, financial and agricultural	$10,081	$5,750	$3,430	$19,261	$1,368,176	$1,387,437	$2,383
Real estate – construction and development	1,202	168	166	1,536	629,968	631,504	—
Real estate – commercial and farmland	4,189	590	1,288	6,067	1,630,587	1,636,654	—
Real estate – residential	11,907	3,058	7,207	22,172	1,057,856	1,080,028	—
Consumer installment	1,033	639	413	2,085	314,278	316,363	114
Total	$28,412	$10,205	$12,504	$51,121	$5,000,865	$5,051,986	$2,497

December 31, 2017
Commercial, financial and agricultural	$8,124	$3,285	$6,978	$18,387	$1,344,121	$1,362,508	$5,991
Real estate – construction and development	810	23	288	1,121	623,474	624,595	—
Real estate – commercial and farmland	869	787	1,940	3,596	1,531,843	1,535,439	—
Real estate – residential	8,772	2,941	7,041	18,754	990,707	1,009,461	—
Consumer installment	1,556	472	329	2,357	322,154	324,511	—
Total	$20,131	$7,508	$16,576	$44,215	$4,812,299	$4,856,514	$5,991

The following table presents an analysis of purchased past-due loans as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2018
Commercial, financial and agricultural	$103	$—	$778	$881	$63,731	$64,612	$—
Real estate – construction and development	473	31	2,561	3,065	45,875	48,940	—
Real estate – commercial and farmland	1,589	1,022	1,515	4,126	461,744	465,870	—
Real estate – residential	4,228	591	5,594	10,413	226,040	236,453	—
Consumer installment	20	—	33	53	2,659	2,712	—
Total	$6,413	$1,644	$10,481	$18,538	$800,049	$818,587	$—

December 31, 2017
Commercial, financial and agricultural	$—	$33	$760	$793	$73,585	$74,378	$—
Real estate – construction and development	87	31	2,517	2,635	62,878	65,513	—
Real estate – commercial and farmland	1,190	701	2,724	4,615	463,631	468,246	—
Real estate – residential	2,722	1,585	2,320	6,627	243,912	250,539	—
Consumer installment	57	4	43	104	2,815	2,919	—
Total	$4,056	$2,354	$8,364	$14,774	$846,821	$861,595	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Period Ended
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans	$14,420	$14,202	$18,281
Troubled debt restructurings not included above	11,375	13,599	13,659
Total impaired loans	$25,795	$27,801	$31,940

Interest income recognized on impaired loans	$239	$1,010	$240
Foregone interest income on impaired loans	$190	$197	$274

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of March 31, 2018, December 31, 2017 and March 31, 2017:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2018
Commercial, financial and agricultural	$1,874	$985	$602	$1,587	$136	$1,467
Real estate – construction and development	746	567	127	694	1	833
Real estate – commercial and farmland	9,515	522	7,639	8,161	1,216	7,753
Real estate – residential	14,908	4,912	9,946	14,858	980	14,891
Consumer installment	526	495	—	495	—	492
Total	$27,569	$7,481	$18,314	$25,795	$2,333	$25,436

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
December 31, 2017
Commercial, financial and agricultural	$1,453	$734	$613	$1,347	$145	$1,900
Real estate – construction and development	1,467	471	500	971	48	1,065
Real estate – commercial and farmland	10,646	729	8,873	9,602	1,047	8,910
Real estate – residential	17,416	4,828	10,565	15,393	1,005	14,294
Consumer installment	523	488	—	488	—	493
Total	$31,505	$7,250	$20,551	$27,801	$2,245	$26,662

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2017
Commercial, financial and agricultural	$3,891	$202	$2,503	$2,705	$637	$2,283
Real estate – construction and development	1,875	—	1,048	1,048	356	1,140
Real estate – commercial and farmland	12,450	5,655	5,795	11,450	1,572	12,163
Real estate – residential	14,344	2,422	13,727	16,149	2,645	16,866
Consumer installment	666	—	588	588	6	601
Total	$33,226	$8,279	$23,661	$31,940	$5,216	$33,053

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Period Ended
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccrual loans	$15,940	$15,428	$23,606
Troubled debt restructurings not included above	20,649	20,472	20,448
Total impaired loans	$36,589	$35,900	$44,054

Interest income recognized on impaired loans	$696	$379	$379
Foregone interest income on impaired loans	$245	$281	$337

The following table presents an analysis of information pertaining to purchased impaired loans as of March 31, 2018, December 31, 2017 and March 31, 2017:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2018
Commercial, financial and agricultural	$4,050	$52	$744	$796	$396	$805
Real estate – construction and development	9,012	426	3,720	4,146	913	4,152
Real estate – commercial and farmland	12,590	861	10,230	11,091	767	11,744
Real estate – residential	22,820	8,426	12,093	20,519	745	19,502
Consumer installment	46	37	—	37	—	43
Total	$48,518	$9,802	$26,787	$36,589	$2,821	$36,246

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
December 31, 2017
Commercial, financial and agricultural	$4,170	$70	$744	$814	$400	$1,450
Real estate – construction and development	9,060	282	3,875	4,157	1,114	4,218
Real estate – commercial and farmland	14,596	1,224	11,173	12,397	906	12,840
Real estate – residential	20,867	6,574	11,910	18,484	821	19,002
Consumer installment	57	48	—	48	—	68
Total	$48,750	$8,198	$27,702	$35,900	$3,241	$37,578

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2017
Commercial, financial and agricultural	$2,806	$151	$225	$376	$—	$534
Real estate – construction and development	25,748	287	3,203	3,490	250	3,730
Real estate – commercial and farmland	30,419	768	17,532	18,300	855	18,467
Real estate – residential	25,855	7,155	14,713	21,868	1,091	22,529
Consumer installment	34	20	—	20	—	22
Total	$84,862	$8,381	$35,673	$44,054	$2,196	$45,282

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. The following is a description of the general characteristics of the grades:

Grade 1 – Prime Credit – This grade represents loans to the Company’s most creditworthy borrowers or loans that are secured by cash or cash equivalents.

Grade 2 – Strong Credit – This grade includes loans that exhibit one or more characteristics better than that of a Good Credit. Generally, the debt service coverage and borrower’s liquidity is materially better than required by the Company’s loan policy.

Grade 3 – Good Credit – This grade is assigned to loans to borrowers who exhibit satisfactory credit histories, contain acceptable loan structures and demonstrate ability to repay.

Grade 4 – Satisfactory Credit – This grade includes loans which exhibit all the characteristics of a Good Credit, but warrant more than normal level of banker supervision due to (i) circumstances which elevate the risks of performance (such as start-up operations, untested management, heavy leverage and interim losses); (ii) adverse, extraordinary events that have affected, or could affect, the borrower’s cash flow, financial condition, ability to continue operating profitability or refinancing (such as death of principal, fire and divorce); (iii) loans that require more than the normal servicing requirements (such as any type of construction financing, acquisition and development loans, accounts receivable or inventory loans and floor plan loans); (iv) existing technical exceptions which raise some doubts about the Bank’s perfection in its collateral position or the continued financial capacity of the borrower; or (v) improvements in formerly criticized borrowers, which may warrant banker supervision.

Grade 5 – Fair Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity but exhibits a loan-to-value ratio greater than 110%, based on a documented collateral valuation.

Grade 6 – Other Assets Especially Mentioned – This grade includes loans that exhibit potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

Grade 7 – Substandard – This grade represents loans which are inadequately protected by the current credit worthiness and paying capacity of the borrower or of the collateral pledged, if any. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses or questionable collateral values.

Grade 8 – Doubtful – This grade includes loans which exhibit all of the characteristics of a substandard loan with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable.

Grade 9 – Loss – This grade is assigned to loans which are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of March 31, 2018 and December 31, 2017 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
March 31, 2018
1	$542,520	$—	$5,234	$47	$9,824	$557,625
2	568,129	969	55,823	48,554	116	673,591
3	133,302	57,386	917,751	918,086	24,192	2,050,717
4	132,154	561,624	614,291	86,689	281,550	1,676,308
5	333	4,490	6,494	6,180	2	17,499
6	5,728	4,435	24,099	5,385	148	39,795
7	5,264	2,600	12,962	15,087	531	36,444
8	7	—	—	—	—	7
9	—	—	—	—	—	—
Total	$1,387,437	$631,504	$1,636,654	$1,080,028	$316,363	$5,051,986

December 31, 2017
1	$539,899	$—	$5,790	$47	$9,243	$554,979
2	568,557	1,005	68,507	49,742	670	688,481
3	125,740	59,318	966,391	843,178	39,352	2,033,979
4	117,358	552,918	454,506	88,537	274,462	1,487,781
5	330	4,474	6,408	5,781	3	16,996
6	5,236	4,207	15,108	5,339	185	30,075
7	5,381	2,673	18,729	16,837	596	44,216
8	7	—	—	—	—	7
9	—	—	—	—	—	—
Total	$1,362,508	$624,595	$1,535,439	$1,009,461	$324,511	$4,856,514

The following table presents the purchased loan portfolio by risk grade as of March 31, 2018 and December 31, 2017 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
March 31, 2018
1	$3,191	$—	$—	$—	$617	$3,808
2	4,301	—	4,855	88,081	211	97,448
3	8,018	5,579	181,551	47,508	1,074	243,730
4	38,530	32,528	232,240	64,055	644	367,997
5	—	1,941	6,027	12,044	—	20,012
6	9,439	4,112	14,481	5,623	50	33,705
7	1,133	4,780	26,716	19,142	116	51,887
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$64,612	$48,940	$465,870	$236,453	$2,712	$818,587

December 31, 2017
1	$3,358	$—	$—	$—	$606	$3,964
2	4,541	—	5,047	91,270	240	101,098
3	8,517	13,014	186,187	50,988	1,166	259,872
4	43,085	39,877	230,570	70,837	711	385,080
5	—	2,306	6,081	11,349	—	19,736
6	13,718	4,076	13,637	5,637	53	37,121
7	1,159	6,240	26,724	20,458	143	54,724
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$74,378	$65,513	$468,246	$250,539	$2,919	$861,595

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2018 and 2017 totaling $28.6 million and $16.2 million, respectively, under such parameters.

As of March 31, 2018 and December 31, 2017, the Company had a balance of $14.7 million and $15.6 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $1.1 million and $2.8 million in previous charge-offs on such loans at March 31, 2018 and December 31, 2017, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $1.5 million and $1.4 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ended March 31, 2018 and 2017, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $1.2 million and $93,000, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the three months ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$125	—	$—
Real estate – construction and development	1	4	—	—
Real estate – commercial and farmland	1	303	—	—
Real estate – residential	2	710	1	77
Consumer installment	2	13	4	16
Total	8	$1,155	5	$93

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $3.0 million and $1.6 million defaulted during the three months ended March 31, 2018 and 2017, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$55
Real estate – construction and development	—	—	1	26
Real estate – commercial and farmland	2	1,971	3	150
Real estate – residential	17	1,047	18	1,380
Consumer installment	—	—	8	21
Total	19	$3,018	33	$1,632

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at March 31, 2018 and December 31, 2017:

March 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$39	13	$224
Real estate – construction and development	5	176	2	8
Real estate – commercial and farmland	16	4,606	6	2,127
Real estate – residential	72	6,547	19	838
Consumer installment	3	7	32	93
Total	100	$11,375	72	$3,290

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

As of March 31, 2018 and December 31, 2017, the Company had a balance of $24.5 million and $24.9 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.7 million and $1.2 million in previous charge-offs on such loans at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ended March 31, 2018 and 2017, the Company modified purchased loans as troubled debt restructurings, with principal balances of $186,000 and $355,000, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the three months ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$7	—	$—
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	1	231
Real estate – residential	2	179	1	124
Consumer installment	—	—	—	—
Total	3	$186	2	$355

Troubled debt restructurings included in purchased loans with an outstanding balance of $906,000 and $2.1 million defaulted during the three months ended March 31, 2018 and 2017, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction and development	—	—	2	336
Real estate – commercial and farmland	1	351	3	1,149
Real estate – residential	8	555	8	565
Consumer installment	—	—	—	—
Total	9	$906	13	$2,050

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at March 31, 2018 and December 31, 2017.

March 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	4	$23
Real estate – construction and development	4	1,034	6	316
Real estate – commercial and farmland	14	6,745	8	2,234
Real estate – residential	120	12,871	21	1,281
Consumer installment	—	—	2	4
Total	138	$20,650	41	$3,858

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

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

The Company has developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio. Commercial insurance premium finance loans, overdraft protection loans, and certain residential mortgage loans and consumer loans serviced by outside processors are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor to be applied to the loan balance to determine the adequate amount of reserve. The Bank’s independent internal loan review department reviews on an annual basis a sample of relationships in excess of $1,000,000, as well as selective sampling of loans below this threshold. Sampling is based on a number of factors unique to the Bank’s portfolio risks, including, but not limited to, lending divisions, industry, risk grades, and new originations. As a result of these loan reviews, certain loans may be identified as having deteriorating credit quality. Other loans that surface as problem loans may also be assigned specific reserves. Past-due loans are assigned risk ratings based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the Company’s Chief Financial Officer and the independent internal loan review department.

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged-off in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged-off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged-off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to an Asset Quality Rating of 9 (Loss per the regulatory guidance), the uncollectible portion is charged-off.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three-month period ended March 31, 2018, the year ended December 31, 2017 and the three-month period ended March 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended March 31, 2018
Balance, December 31, 2017	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791
Provision for loan losses	783	(171)	689	177	1,151	(747)	(81)	1,801
Loans charged off	(1,449)	—	(142)	(198)	(962)	(121)	—	(2,872)
Recoveries of loans previously charged off	656	114	24	182	67	437	—	1,480
Balance, March 31, 2018	$3,621	$3,572	$8,072	$4,947	$2,172	$2,822	$994	$26,200

Period-end allocation:
Loans individually evaluated for impairment (1)	$533	$1	$1,216	$980	$—	$2,822	$176	$5,728
Loans collectively evaluated for impairment	3,088	3,571	6,856	3,967	2,172	—	818	20,472
Ending balance	$3,621	$3,572	$8,072	$4,947	$2,172	$2,822	$994	$26,200

Loans:
Individually evaluated for impairment (1)	$2,147	$126	$7,639	$9,946	$—	$28,167	$902	$48,927
Collectively evaluated for impairment	1,385,290	631,378	1,629,015	1,070,082	316,363	683,784	318,696	6,034,608
Acquired with deteriorated credit quality	—	—	—	—	—	106,636	—	106,636
Ending balance	$1,387,437	$631,504	$1,636,654	$1,080,028	$316,363	$818,587	$319,598	$6,190,171

(1) At March 31, 2018, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Twelve Months Ended December 31, 2017
Balance, January 1, 2017	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	3,019	488	508	(86)	2,591	2,606	(762)	8,364
Loans charged off	(2,850)	(95)	(853)	(2,151)	(1,618)	(2,900)	—	(10,467)
Recoveries of loans previously charged off	1,270	246	184	237	116	1,921	—	3,974
Balance, December 31, 2017	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791

Period-end allocation:
Loans individually evaluated for impairment (1)	$465	$48	$1,047	$1,028	$—	$3,253	$177	$6,018
Loans collectively evaluated for impairment	3,166	3,581	6,454	3,758	1,916	—	898	19,773
Ending balance	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791

Loans:
Individually evaluated for impairment (1)	$2,971	$500	$8,873	$10,818	$—	$28,165	$904	$52,231
Collectively evaluated for impairment	1,359,537	624,095	1,526,566	998,643	324,511	718,447	327,342	5,879,141
Acquired with deteriorated credit quality	—	—	—	—	—	114,983	—	114,983
Ending balance	$1,362,508	$624,595	$1,535,439	$1,009,461	$324,511	$861,595	$328,246	$6,046,355

(1) At December 31, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended March 31, 2017
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	641	640	217	(791)	174	706	249	1,836
Loans charged off	(104)	(53)	(9)	(216)	(164)	(556)	—	(1,102)
Recoveries of loans previously charged off	69	20	9	61	17	420	—	596
Balance, March 31, 2017	$2,798	$3,597	$7,879	$5,840	$854	$2,196	$2,086	$25,250

Period-end allocation:
Loans individually evaluated for impairment (1)	$626	$354	$1,574	$2,538	$—	$2,196	$376	$7,664
Loans collectively evaluated for impairment	2,172	3,243	6,305	3,302	854	—	1,710	17,586
Ending balance	$2,798	$3,597	$7,879	$5,840	$854	$2,196	$2,086	$25,250

Loans:
Individually evaluated for impairment (1)	$1,937	$843	$11,260	$9,630	$—	$35,673	$3,446	$62,789
Collectively evaluated for impairment	1,059,662	414,186	1,446,850	717,165	123,947	836,146	525,653	5,123,609
Acquired with deteriorated credit quality	—	—	—	—	—	135,116	—	135,116
Ending balance	$1,061,599	$415,029	$1,458,110	$726,795	$123,947	$1,006,935	$529,099	$5,321,514

(1) At March 31, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 6 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in OREO during the three months ended March 31, 2018 and 2017:

(dollars in thousands)	March 31, 2018	March 31, 2017
Beginning balance, January 1	$8,464	$10,874
Loans transferred to other real estate owned	1,176	1,657
Net gains (losses) on sale and write-downs recorded in statement of income	101	(322)
Sales proceeds	(495)	(1,743)
Other	(75)	—
Ending balance	$9,171	$10,466

The following is a summary of the activity in purchased OREO during the three months ended March 31, 2018 and 2017:

(dollars in thousands)	March 31, 2018	March 31, 2017
Beginning balance, January 1	$9,011	$12,540
Loans transferred to other real estate owned	457	1,489
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	—	15
Net gains (losses) on sale and write-downs recorded in statement of income	(134)	449
Sales proceeds	(2,611)	(2,825)
Ending balance	$6,723	$11,668

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At March 31, 2018 and December 31, 2017, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at March 31, 2018 and December 31, 2017.

(dollars in thousands)	March 31, 2018	December 31, 2017
Securities sold under agreements to repurchase	$23,270	$30,638

At March 31, 2018 and December 31, 2017, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 8 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At March 31, 2018 and December 31, 2017, there were $555.5 million and $250.6 million, respectively, in outstanding other borrowings.

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2018	December 31, 2017
FHLB borrowings:
Daily Rate Credit from FHLB with a variable interest rate (1.92% at March 31, 2018 and 1.59% at December 31, 2017)	$80,000	$25,000
Advance from FHLB due April 9, 2018; fixed interest rate of 1.70%	100,000	—
Advance from FHLB due April 20, 2018; fixed interest rate of 1.88%	150,000	—
Advance from FHLB due April 23, 2018; fixed interest rate of 1.85%	150,000	—
Advance from FHLB due January 8, 2018; fixed interest rate of 1.39%	—	150,000
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,172 and $1,205, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,828	73,795
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	42	49
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,665	1,710
Total	$555,535	$250,554

The advances from the FHLB are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2018, $665.0 million was available for borrowing on lines with the FHLB.

At March 31, 2018, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $30.0 million.  This line of credit is secured by subsidiary bank stock, expires on September 26, 2020, and bears a variable interest rate of 90-day LIBOR plus 3.50%.  At March 31, 2018, there was no principal amount outstanding on this line of credit, resulting in $30.0 million available for borrowing under the revolving credit arrangement.

As of March 31, 2018, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $82.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2018, the Company had $1.14 billion of loans pledged at the Federal Reserve discount window and had $732.7 million available for borrowing.

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

A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$1,102,240	$1,109,806
Unused home equity lines of credit	71,138	69,788
Financial standby letters of credit	11,960	11,389
Mortgage interest rate lock commitments	153,809	86,149
Mortgage forward contracts with positive fair value	97,032	31,500

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

Other Commitments

As of March 31, 2018, a $75.0 million letter of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

USPF Acquisition

On January 18, 2017, in exchange for 4.99% of the outstanding shares of common stock of USPF, the Company issued 128,572 unregistered shares of its common stock to a selling shareholder of USPF. A registration statement was filed with the Securities and Exchange Commission on February 13, 2017 to register the resale or other disposition of these shares. The issuance of the 128,572 common shares was valued at $45.45 per share, resulting in an increase in shareholders’ equity of $5.8 million.

On January 3, 2018, in exchange for 25.01% of the outstanding shares of common stock of USPF, the Company issued 114,285 unregistered shares of its common stock to a selling shareholder of USPF. The issuance of the 114,285 common shares was valued at $48.55 per share, resulting in an increase in shareholders’ equity of $5.5 million.

On January 31, 2018, in exchange for the final 70% of the outstanding shares of common stock of USPF, the Company issued 830,301 unregistered shares of its common stock to the selling shareholders of USPF. The issuance of the 830,301 common shares was valued at $53.55 per share, resulting in an increase in shareholders’ equity of $44.5 million.

On February 16, 2018, a registration statement was filed with the Securities and Exchange Commission to register the resale or other disposition of the combined 944,586 shares issued on January 3, 2018 and January 31, 2018.

For additional information regarding the USPF acquisition, see Note 3.

2017 Public Offering

On March 6, 2017, the Company completed an underwritten public offering of 2,012,500 shares of the Company’s common stock at a price to the public of $46.50 per share. The Company received net proceeds from the issuance of $88.7 million, after deducting $4.9 million in underwriting discounts and commissions and other issuance costs.

In March 2017, the Company made a capital contribution to the Bank in the amount of $110.0 million, using the net proceeds of the March 6, 2017 issuance of common stock as well as a portion of the net proceeds of the March 13, 2017 issuance of the Company’s 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 discussed in Note 8.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of March 31, 2018 and 2017:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(29)	(29)
Current year changes, net of tax	281	(9,403)	(9,122)
Balance, March 31, 2018	$520	$(11,343)	$(10,823)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$176	$(1,234)	$(1,058)
Current year changes, net of tax	43	(194)	(151)
Balance, March 31, 2017	$219	$(1,428)	$(1,209)

NOTE 12 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
(share data in thousands)	2018	2017
Average common shares outstanding	37,967	35,664
Common share equivalents:
Stock options	18	120
Nonvested restricted share grants	265	256
Average common shares outstanding, assuming dilution	38,250	36,040

For the three-month periods ended March 31, 2018 and 2017, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company’s loans held for sale are carried at fair value and are comprised of the following:

(dollars in thousands)	March 31, 2018	December 31, 2017
Mortgage loans held for sale	$106,549	$190,445
SBA loans held for sale	4,586	6,997
Total loans held for sale	$111,135	$197,442

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $3.1 million and $3.0 million resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2018 and 2017, respectively. A net gain of $2.4 million and a net loss of $622,000 resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended March 31, 2018 and 2017, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale carried at fair value as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018	December 31, 2017
Aggregate fair value of mortgage loans held for sale	$106,549	$190,445
Aggregate unpaid principal balance	103,485	185,814
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Other Investments: FHLB stock and Federal Reserve Bank stock are included in other investment securities. Prior to the Company's completion of its acquisition of USPF on January 31, 2018, the minority equity investment in USPF was also included in other investments. These investments do not have readily determinable fair values and are carried at original cost basis. It is not practical to determine the fair value of these investments due to restrictions placed on transferability. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Cost basis approximates fair value for these investments.

Loans Held for Sale: The Company records loans held for sale at fair value. The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

Loans: The fair value for loans held for investment is estimated using an exit price methodology.  An exit price methodology considers expected cash flows that take into account contractual loan terms, as applicable, prepayment expectations, probability of default, loss severity in the event of default, recovery lag and, in the case of variable rate loans, expectations for future interest rate movements. These cash flows are present valued at a risk adjusted discount rate, which considers the cost of funding, liquidity, servicing costs, and other factors.   Because observable quoted prices seldom exist for identical or similar assets carried in loans held for investment, Level 3 inputs are primarily used to determine fair value exit pricing. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. A loan is determined to be impaired if the Company believes it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled. The fair value of impaired loans is determined in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, and generally results in a specific reserve established through a charge to the provision for loan losses. Losses on impaired loans are charged to the allowance when management believes the uncollectability of a loan is confirmed. Management has determined that the majority of impaired loans are Level 3 assets due to the extensive use of market appraisals.

Other Real Estate Owned: The fair value of OREO is determined using certified appraisals and internal evaluations that value the property at its highest and best uses by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. In most cases, management has determined that additional write-downs are required beyond what is calculable from the appraisal to carry the property at levels that would attract buyers. Because this additional write-down is not based on observable inputs, management has determined that OREO should be classified as Level 3.

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

Securities Sold under Agreements to Repurchase and Other Borrowings: The carrying amount of securities sold under agreements to repurchase approximates fair value and is classified as Level 1. The carrying amount of variable rate other borrowings approximates fair value and is classified as Level 1. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar borrowing arrangements and is classified as Level 2.

Subordinated Deferrable Interest Debentures: The fair value of the Company’s trust preferred securities is based on discounted cash flows using rates for securities with similar terms and remaining maturities and are classified as Level 2.

FDIC Loss-Share Payable: Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The shared loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss-share receivable is impacted by changes in estimated cash flows associated with these loans.

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

Liability for USPF Acquisition Contingent Consideration: As discussed in Note 3, the selling shareholders of USPF may receive additional future cash payments based on the achievement by the Company's premium finance division of certain income targets between January 1, 2018 and June 30, 2019. The carrying value is used as the Level 3 fair value estimate for this liability.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2018 and December 31, 2017:

	Recurring Basis Fair Value Measurements
	March 31, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$106,274	$—	$106,274	$—
Corporate debt securities	57,097	—	55,597	1,500
Mortgage-backed securities	685,214	—	685,214	—
Loans held for sale	111,135	—	111,135	—
Derivative financial instruments	61	—	61	—
Mortgage banking derivative instruments	4,905	—	4,905	—
Total recurring assets at fair value	$964,686	$—	$963,186	$1,500
Financial liabilities:
Mortgage banking derivative instruments	$505	$—	$505	$—
Total recurring liabilities at fair value	$505	$—	$505	$—

	Recurring Basis Fair Value Measurements
	December 31, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$137,794	$—	$137,794	$—
Corporate debt securities	47,143	—	45,643	1,500
Mortgage-backed securities	625,936	—	625,936	—
Loans held for sale	197,442	—	197,442	—
Mortgage banking derivative instruments	2,888	—	2,888	—
Total recurring assets at fair value	$1,011,203	$—	$1,009,703	$1,500
Financial liabilities:
Derivative financial instruments	$381	$—	$381	$—
Mortgage banking derivative instruments	67	—	67	—
Total recurring liabilities at fair value	$448	$—	$448	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2018 and December 31, 2017:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Impaired loans carried at fair value	$26,133	$—	$—	$26,133
Other real estate owned	708	—	—	708
Purchased other real estate owned	6,723	—	—	6,723
Total nonrecurring assets at fair value	$33,564	$—	$—	$33,564

December 31, 2017
Impaired loans carried at fair value	$27,684	$—	$—	$27,684
Other real estate owned	323	—	—	323
Purchased other real estate owned	9,011	—	—	9,011
Total nonrecurring assets at fair value	$37,018	$—	$—	$37,018

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2018 and the year ended December 31, 2017, there was not a change in the methods and significant assumptions used to estimate fair value for assets and liabilities carried at fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2018
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$26,133	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 90%	27%
Other real estate owned	$708	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 32%	17%
Purchased other real estate owned	$6,723	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	17%

December 31, 2017
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$27,684	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	24%
Other real estate owned	$323	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 15%	15%
Purchased other real estate owned	$9,011	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	26%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows. The methods used to estimate the fair value of financial instruments at December 31, 2017 approximated an entry price. In accordance with the adoption of ASU 2016-01, the methods utilized to estimate the fair value of financial instruments at March 31, 2018 represent an approximation of exit price; however, an actual price derived in an active market may differ.

		Fair Value Measurements
		March 31, 2018
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$123,945	$123,945	$—	$—	$123,945
Federal funds sold and interest-bearing accounts	210,930	210,930	—	—	210,930
Loans, net	6,137,838	—	—	6,127,411	6,127,411
Accrued interest receivable	24,818	24,818	—	—	24,818
Financial liabilities:
Deposits	$6,446,165	$—	$6,447,150	$—	$6,447,150
Securities sold under agreements to repurchase	23,270	23,270	—	—	23,270
Other borrowings	555,535	—	556,707	—	556,707
Subordinated deferrable interest debentures	85,881	—	80,266	—	80,266
FDIC loss-share payable	9,255	—	—	9,880	9,880
Liability for USPF acquisition contingent consideration	5,719	—	—	5,719	5,719
Accrued interest payable	2,367	2,367	—	—	2,367

		Fair Value Measurements
		December 31, 2017
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$139,313	$139,313	$—	$—	$139,313
Federal funds sold and interest-bearing accounts	191,345	191,345	—	—	191,345
Loans, net	5,992,880	—	—	5,960,963	5,960,963
Accrued interest receivable	26,005	26,005	—	—	26,005
Financial liabilities:
Deposits	$6,625,845	$—	$6,627,773	$—	$6,627,773
Securities sold under agreements to repurchase	30,638	30,638	—	—	30,638
Other borrowings	250,554	—	271,759	—	251,759
Subordinated deferrable interest debentures	85,550	—	74,243	—	74,243
FDIC loss-share payable	8,803	—	—	9,548	9,548
Accrued interest payable	3,258	3,258	—	—	3,258

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$60,896	$6,822	$2,752	$1,431	$7,611	$79,512
Interest expense	5,537	1,825	897	507	1,945	10,711
Net interest income	55,359	4,997	1,855	924	5,666	68,801
Provision for loan losses	888	217	—	537	159	1,801
Noninterest income	13,099	11,585	397	1,370	13	26,464
Noninterest expense
Salaries and employee benefits	22,068	7,742	138	740	1,401	32,089
Equipment and occupancy expenses	5,477	593	—	58	70	6,198
Data processing and telecommunications expenses	6,304	389	33	9	400	7,135
Other expenses	11,080	1,731	52	236	577	13,676
Total noninterest expense	44,929	10,455	223	1,043	2,448	59,098
Income before income tax expense	22,641	5,910	2,029	714	3,072	34,366
Income tax expense	5,242	1,244	426	150	644	7,706
Net income	$17,399	$4,666	$1,603	$564	$2,428	$26,660

Total assets	$6,464,130	$613,706	$247,257	$109,011	$588,724	$8,022,828
Goodwill	125,532	—	—	—	82,981	208,513
Other intangible assets, net	12,562	—	—	—	—	12,562

	Three Months Ended March 31, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$54,212	$4,054	$1,333	$1,213	$6,238	$67,050
Interest expense	4,086	1,078	228	306	762	6,460
Net interest income	50,126	2,976	1,105	907	5,476	60,590
Provision for loan losses	1,982	8	(232)	48	30	1,836
Noninterest income	13,013	10,513	319	1,815	46	25,706
Noninterest expense
Salaries and employee benefits	18,844	7,216	147	591	996	27,794
Equipment and occupancy expenses	5,257	519	1	51	49	5,877
Data processing and telecommunications expenses	6,043	317	27	1	184	6,572
Other expenses	9,241	1,141	32	211	2,225	12,850
Total noninterest expense	39,385	9,193	207	854	3,454	53,093
Income before income tax expense	21,772	4,288	1,449	1,820	2,038	31,367
Income tax expense	6,856	1,501	507	637	713	10,214
Net income	$14,916	$2,787	$942	$1,183	$1,325	$21,153

Total assets	$6,100,876	$378,897	$107,937	$76,405	$430,741	$7,094,856
Goodwill	125,532	—	—	—	—	125,532
Other intangible assets, net	16,391	—	—	—	—	16,391

NOTE 15 – REVENUE FROM CONTRACTS WITH CUSTOMERS

With the exception of gains/losses on the sale of OREO discussed below, revenue from contracts with customers ("ASC 606 Revenue") is recorded in the service charges on deposit accounts category and the other service charges, commissions and fees category in the Company's consolidated statement of income and comprehensive income as part of noninterest income. Substantially all ASC 606 Revenue is recorded in the Banking Division. The following provides information on these noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	Three Months Ended
(dollars in thousands)	March 31, 2018	March 31, 2017
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$4,210	$4,046
Overdraft fees	4,108	4,444
Other service charges on deposit accounts	1,910	2,073
Total ASC 606 revenue included in service charges on deposits accounts	10,228	10,563
Total service charges on deposit accounts	$10,228	$10,563

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$661	$674
Total ASC 606 revenue included in other service charges, commission and fees	661	674
Other	58	35
Total other service charges, commission and fees	$719	$709

Debit Card Interchange Fees - The Company earns debit card interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from debit cardholders transactions represent a percentage of the underlying transaction amount and are recognized daily, concurrently with the transaction processing services provided to the debit cardholder.

Overdraft Fees - Overdraft fees are recognized at the point in time that the overdraft occurs.

Other Service Charges on Deposit Accounts - Other service charges on deposit accounts include both transaction-based fees and account maintenance fees. Transaction based fees, which include wire transfer fees, stop payment charges, statement rendering, and automated clearing house ("ACH") fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.

ATM Fees - Transaction-based ATM usage fees are recognized at the time the transaction is executed as that is the point at which the Company satisfies the performance obligation.

Gains/Losses on the Sale of OREO - The net gains and losses on sales of OREO are recorded in credit resolution related expenses in the Company's consolidated statement of income and comprehensive income. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. For the three months ended March 31, 2018, net losses of $9,000 were recognized on the sale of OREO. For the three months ended March 31, 2017, net gains of $424,000 were recognized on the sale of OREO.

NOTE 16 – SUBSEQUENT EVENTS

As discussed in Note 8, at March 31, 2018, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $30.0 million.  This line of credit is secured by subsidiary bank stock, expires on September 26, 2020, and bears a variable interest rate of 90-day LIBOR plus 3.50%.  At March 31, 2018, there was no principal amount outstanding on this line of credit, resulting in $30.0 million available for borrowing under the revolving credit arrangement. On April 25, 2018, the maximum line amount under the revolving credit arrangement was increased to $100.0 million with all other terms of the credit arrangement remaining unchanged.

On May 8, 2018, the Bank sold $15.1 million of performing loans that were not classified as available for sale as of March 31, 2018.  The loans were sold at par and no gain or loss was recorded on the sale.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2018, as compared with December 31, 2017, and operating results for the three-month periods ended March 31, 2018 and 2017. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible common equity, tangible book value per common share, adjusted net income, and adjusted net income per diluted share. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

The following table sets forth unaudited selected financial data for the previous five quarters. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share and per share data)	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Results of Operations:
Net interest income	$68,801	$69,523	$66,855	$63,157	$60,590
Net interest income (tax equivalent)	69,787	71,537	68,668	64,773	62,108
Provision for loan losses	1,801	2,536	1,787	2,205	1,836
Non-interest income	26,464	23,563	26,999	28,189	25,706
Non-interest expense	59,098	59,337	63,767	55,739	53,093
Income tax expense	7,706	22,063	8,142	10,315	10,214
Net income available to common shareholders	26,660	9,150	20,158	23,087	21,153
Selected Average Balances:
Investment securities	$860,419	$850,817	$864,456	$866,960	$862,616
Loans held for sale	138,129	138,468	126,798	110,933	77,617
Loans	4,902,082	4,692,997	4,379,082	3,994,213	3,678,149
Purchased loans	842,509	888,854	937,595	973,521	1,034,983
Purchased loan pools	325,113	446,677	475,742	516,949	547,057
Earning assets	7,215,742	7,202,103	6,892,939	6,584,386	6,347,807
Assets	7,823,451	7,777,996	7,461,367	7,152,024	6,915,965
Deposits	6,383,513	6,372,259	5,837,154	5,671,394	5,491,324
Shareholders’ equity	849,346	812,264	796,856	774,664	695,830
Period-End Balances:
Investment securities	$880,812	$853,143	$867,570	$861,188	$866,715
Loans held for sale	111,135	197,442	137,392	146,766	105,637
Loans	5,051,986	4,856,514	4,574,678	4,230,228	3,785,480
Purchased loans	818,587	861,595	917,126	950,499	1,006,935
Purchased loan pools	319,598	328,246	465,218	490,114	529,099
Earning assets	7,393,048	7,288,285	7,074,828	6,816,606	6,525,911
Total assets	8,022,828	7,856,203	7,649,820	7,397,858	7,094,856
Deposits	6,446,165	6,625,845	5,895,504	5,793,397	5,642,369
Shareholders’ equity	868,944	804,479	801,921	782,682	758,216
Per Common Share Data:
Earnings per share - basic	$0.70	0.25	0.54	0.62	0.59
Earnings per share - diluted	$0.70	0.24	0.54	0.62	0.59
Book value per common share	$22.67	$21.59	$21.54	$21.03	$20.42
Tangible book value per common share	$16.90	$17.86	$17.78	$17.24	$16.60
End of period shares outstanding	38,327,081	37,260,012	37,231,049	37,222,904	37,128,714

(in thousands, except share and per share data)	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017
Weighted Average Shares Outstanding:
Basic	37,966,781	37,238,564	37,225,418	37,162,810	35,664,420
Diluted	38,250,122	37,556,335	37,552,667	37,489,348	36,040,240
Market Price:
High intraday price	$59.05	$51.30	$51.28	$49.80	$49.50
Low intraday price	$47.90	$44.75	$41.05	$42.60	$41.60
Closing price for quarter	$52.90	$48.20	$48.00	$48.20	$46.10
Average daily trading volume	235,964	206,178	168,911	169,617	242,982
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10
Closing price to book value	2.33	2.23	2.23	2.29	2.26
Performance Ratios:
Return on average assets	1.38%	0.47%	1.07%	1.29%	1.24%
Return on average common equity	12.73%	4.47%	10.04%	11.95%	12.33%
Average loans to average deposits	97.25%	96.78%	101.41%	98.66%	97.20%
Average equity to average assets	10.86%	10.44%	10.68%	10.83%	10.06%
Net interest margin (tax equivalent)	3.92%	3.94%	3.95%	3.95%	3.97%
Efficiency ratio	62.04%	63.74%	67.94%	61.02%	61.52%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$868,944	$804,479	$801,921	$782,682	$758,216
Less:
Goodwill	208,513	125,532	125,532	125,532	125,532
Other intangible assets, net	12,562	13,496	14,437	15,378	16,391
Tangible common equity	$647,869	$665,451	$661,952	$641,772	$616,293
End of period shares outstanding	38,327,081	37,260,012	37,231,049	37,222,904	37,128,714
Book value per common share	$22.67	$21.59	$21.54	$21.03	$20.42
Tangible book value per common share	16.90	17.86	17.78	17.24	16.60

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $26.7 million, or $0.70 per diluted share, for the quarter ended March 31, 2018, compared with $21.2 million, or $0.59 per diluted share, for the same period in 2017. The Company’s return on average assets and average shareholders’ equity were 1.38% and 12.73%, respectively, in the first quarter of 2018, compared with 1.24% and 12.33%, respectively, in the first quarter of 2017. During the first quarter of 2018, the Company incurred pre-tax merger and conversion charges of $835,000 and pre-tax losses on the sale of premises of $583,000. During the first quarter of 2017, the Company incurred pre-tax merger and conversion charges of $402,000 and pre-tax losses on the sale of premises of $295,000. Excluding these merger and conversion charges and losses on the sale of premises, the Company’s net income would have been $27.8 million, or $0.73 per diluted share, for the first quarter of 2018 and $21.6 million, or $0.60 per diluted share, for the first quarter of 2017.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2017
Net income available to common shareholders	$26,660	$21,153
Adjustment items:
Merger and conversion charges	835	402
Losses on the sale of premises	583	295
Tax effect of adjustment items	(298)	(244)
After tax adjustment items	1,120	453
Adjusted net income	$27,780	$21,606

Weighted average common shares outstanding - diluted	38,250,122	36,040,240
Net income per diluted share	$0.70	$0.59
Adjusted net income per diluted share	$0.73	$0.60

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first quarter of 2018 and 2017, respectively:

	Three Months Ended March 31, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$60,896	$6,822	$2,752	$1,431	$7,611	$79,512
Interest expense	5,537	1,825	897	507	1,945	10,711
Net interest income	55,359	4,997	1,855	924	5,666	68,801
Provision for loan losses	888	217	—	537	159	1,801
Noninterest income	13,099	11,585	397	1,370	13	26,464
Noninterest expense
Salaries and employee benefits	22,068	7,742	138	740	1,401	32,089
Equipment and occupancy expenses	5,477	593	—	58	70	6,198
Data processing and telecommunications expenses	6,304	389	33	9	400	7,135
Other expenses	11,080	1,731	52	236	577	13,676
Total noninterest expense	44,929	10,455	223	1,043	2,448	59,098
Income before income tax expense	22,641	5,910	2,029	714	3,072	34,366
Income tax expense	5,242	1,244	426	150	644	7,706
Net income	$17,399	$4,666	$1,603	$564	$2,428	$26,660

	Three Months Ended March 31, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$54,212	$4,054	$1,333	$1,213	$6,238	$67,050
Interest expense	4,086	1,078	228	306	762	6,460
Net interest income	50,126	2,976	1,105	907	5,476	60,590
Provision for loan losses	1,982	8	(232)	48	30	1,836
Noninterest income	13,013	10,513	319	1,815	46	25,706
Noninterest expense
Salaries and employee benefits	18,844	7,216	147	591	996	27,794
Equipment and occupancy expenses	5,257	519	1	51	49	5,877
Data processing and telecommunications expenses	6,043	317	27	1	184	6,572
Other expenses	9,241	1,141	32	211	2,225	12,850
Total noninterest expense	39,385	9,193	207	854	3,454	53,093
Income before income tax expense	21,772	4,288	1,449	1,820	2,038	31,367
Income tax expense	6,856	1,501	507	637	713	10,214
Net income	$14,916	$2,787	$942	$1,183	$1,325	$21,153

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2018 and 2017. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate for 2018 and a 35% federal tax rate for 2017.

	Quarter Ended March 31,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$147,490	$716	1.97%	$147,385	$313	0.86%
Investment securities	860,419	5,615	2.65%	862,616	5,440	2.56%
Loans held for sale	138,129	1,210	3.55%	77,617	653	3.41%
Loans	4,902,082	58,771	4.86%	3,678,149	43,157	4.76%
Purchased loans	842,509	11,762	5.66%	1,034,983	15,173	5.95%
Purchased loan pools	325,113	2,424	3.02%	547,057	3,832	2.84%
Total interest-earning assets	7,215,742	80,498	4.52%	6,347,807	68,568	4.38%
Noninterest-earning assets	607,709			568,158
Total assets	$7,823,451			$6,915,965

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$3,586,369	$4,526	0.51%	$2,925,280	$2,078	0.29%
Time deposits	1,016,406	2,246	0.90%	961,549	1,685	0.71%
Federal funds purchased and securities sold under agreements to repurchase	20,909	9	0.17%	42,589	20	0.19%
FHLB advances	371,556	1,457	1.59%	525,583	907	0.70%
Other borrowings	75,553	1,134	6.09%	47,738	559	4.75%
Subordinated deferrable interest debentures	85,701	1,339	6.34%	84,379	1,211	5.82%
Total interest-bearing liabilities	5,156,494	10,711	0.84%	4,587,118	6,460	0.57%
Demand deposits	1,780,738			1,604,495
Other liabilities	36,873			28,522
Shareholders’ equity	849,346			695,830
Total liabilities and shareholders’ equity	$7,823,451			$6,915,965
Interest rate spread			3.68%			3.81%
Net interest income		$69,787			$62,108
Net interest margin			3.92%			3.97%

On a tax-equivalent basis, net interest income for the first quarter of 2018 was $69.8 million, an increase of $7.7 million, or 12.3%, compared with $62.1 million reported in the same quarter in 2017. The higher net interest income is a result of growth in average interest earning assets which increased $867.9 million, or 13.7%, from $6.35 billion in the first quarter of 2017 to $7.22 billion for the first quarter of 2018. The Company’s net interest margin decreased during the first quarter of 2018 to 3.92%, compared with 3.97% reported in the first quarter of 2017 and 3.94% reported in the fourth quarter of 2017.

Total interest income, on a tax-equivalent basis, increased to $80.5 million during the first quarter of 2018, compared with $68.6 million in the same quarter of 2017. Yields on earning assets increased to 4.52% during the first quarter of 2018, compared with 4.38% reported in the first quarter of 2017. During the first quarter of 2018, loans comprised 86.0% of earning assets, compared with 84.1% in the same quarter of 2017. This increase is a result of growth in average legacy loans which increased $1.22 billion, or 33.3%, to $4.90 billion in the first quarter 2018 from $3.68 billion in the same period of 2017. Yields on legacy loans increased to 4.86% in the first quarter of 2018, compared with 4.76% in the same period of 2017. The yield on purchased loans decreased from 5.95% in the first quarter of 2017 to 5.66% during the first quarter of 2018. Accretion income for the first quarter of 2018 was $1.4 million, compared with $2.2 million in the fourth quarter of 2017 and $2.8 million in the first quarter of 2017. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 4.84% for the first quarter of 2017, compared with 4.97% in the same period of 2018. Yields on purchased loan pools increased from 2.84% in the first quarter of 2017 to 3.02% in the same period in 2018. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.57% in the first quarter of 2017 to 0.84% in the first quarter of 2018. Total funding costs, inclusive of noninterest bearing demand deposits, increased to 0.63% in the first quarter of 2018, compared with 0.42% during the first quarter of 2017. Deposit costs increased from 0.28% in the first quarter of 2017 to 0.43% in the first quarter of 2018. Non-deposit funding costs increased from 1.56% in the first quarter of 2017 to 2.89% in the first quarter of 2018. The increase in non-deposit funding costs was driven primarily by higher market rates being paid on short-term FHLB advances coupled with an increase in the average rate paid on other borrowings related to the March 2017 issuance of $75.0 million of 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 84.1% of total deposits in the first quarter of 2018, compared with 82.5% during the first quarter of 2017. Average balances of interest bearing deposits and their respective costs for the first quarter of 2018 and 2017 are shown below:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,337,718	0.29%	$1,169,567	0.17%
MMDA	1,970,571	0.73%	1,486,972	0.42%
Savings	278,080	0.07%	268,741	0.06%
Retail CDs < $100,000	422,771	0.64%	444,195	0.51%
Retail CDs > $100,000	593,635	1.08%	517,354	0.88%
Brokered CDs	—	—%	—	—%
Interest-bearing deposits	$4,602,775	0.60%	$3,886,829	0.39%

Provision for Loan Losses

The Company’s provision for loan losses during the first quarter of 2018 amounted to $1.8 million, compared with $2.5 million in the fourth quarter of 2017 and $1.8 million in the first quarter of 2017. At March 31, 2018, classified loans still accruing declined to $45.8 million, compared with $57.8 million at December 31, 2017. Non-performing assets as a percentage of total assets decreased from 0.68% at December 31, 2017 to 0.61% at March 31, 2018. Net charge-offs on legacy loans during the first quarter of 2018 were approximately $1.7 million, or 0.14% of average legacy loans on an annualized basis, compared with approximately $370,000, or 0.04%, in the first quarter of 2017. The Company’s allowance for loan losses allocated to legacy loans at March 31, 2018 was $22.4 million, or 0.44% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The Company’s total allowance for loan losses at March 31, 2018 was $26.2 million, or 0.42% of total loans, increasing from $25.8 million, or 0.43% of total loans, at December 31, 2017.

Noninterest Income

Total non-interest income for the first quarter of 2018 was $26.5 million, an increase of $758,000, or 2.9%, from the $25.7 million reported in the first quarter of 2017.  Service charges on deposit accounts in the first quarter of 2018 decreased $335,000, or 3.2%, to $10.2 million, compared with $10.6 million in the first quarter of 2017. This decrease in service charge revenue was primarily attributable to lower overdraft fee income. Income from mortgage-related activities increased $685,000, or 6.1%, from $11.2 million in the first quarter of 2017 to $11.9 million in the first quarter of 2018. Total production in the first quarter of 2018 amounted to $356.1 million, compared with $311.8 million in the same quarter of 2017, while spread (gain on sale) decreased to 2.62% in the current quarter compared with 3.45% in the same quarter of 2017. The retail mortgage open pipeline finished the first quarter of 2018 at $153.3 million, compared with $119.6 million at the beginning of the first quarter of 2018 and $146.3 million at the end of the first quarter of 2017. Other service charges, commissions and fees decreased $10,000, or 1.4%, to $719,000 during the first quarter of 2018, compared with $709,000 during the first quarter of 2017. Other non-interest income increased $361,000, or 11.2%, to $3.6 million for the first quarter of 2018, compared with $3.2 million during the first quarter of 2017. The increase in other non-interest income was attributable to higher loan servicing income, merchant fee income and check order fee income, partially offset by lower gains from sale of SBA loans.

Noninterest Expense

Total non-interest expenses for the first quarter of 2018 increased $6.0 million, or 11.3%, to $59.1 million, compared with $53.1 million in the same quarter 2017. Salaries and employee benefits increased $4.3 million, or 15.5%, from $27.8 million in the first quarter of 2017 to $32.1 million in the first quarter of 2018 due to higher incentive pay, new positions added for the premium finance division and equipment finance line of business and an increased investment in the Company's Bank Secrecy Act ("BSA") function. Occupancy and equipment expenses increased $321,000, or 5.5%, to $6.2 million for the first quarter of 2018, compared with $5.9 million in the first quarter of 2017. Data processing and telecommunications expense increased $563,000, or 8.6%, to $7.1 million in the first quarter of 2018, compared with $6.6 million in the first quarter of 2017, due to an increase in the number of accounts being processed by our core banking system and additional software fees incurred related to the buildout of our BSA compliance program. Credit resolution-related expenses decreased $384,000, or 41.2%, from $933,000 in the first quarter of 2017 to $549,000 in the first quarter of 2018. Merger and conversion charges increased $433,000 to $835,000 in the first quarter of 2018, compared with $402,000 in the same quarter of 2017, reflecting increased merger and acquisition activity. Other noninterest expenses increased $756,000, or 8.1%, from $9.4 million in the first quarter of 2017 to $10.1 million in the first quarter of 2018 due primarily to higher loan servicing fees associated with consumer installment home improvement loans serviced by unrelated third parties and higher FDIC deposit insurance accruals, partially offset by a decrease in the premium finance division's management and licensing fees as a result of termination of the management and licensing agreement for USPF with the completion of the USPF acquisition on January 31, 2018.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2018, the Company reported income tax expense of $7.7 million, compared with $10.2 million in the same period of 2017. The Company’s effective tax rate for the three months ending March 31, 2018 and 2017 was 22.4% and 32.6%, respectively. These decreases in both income tax expense and the effective tax rate are due to enactment of the Tax Reform Act.

Financial Condition as of March 31, 2018

Securities

Debt securities with readily determinable fair values are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Restricted equity securities, are classified as other investment securities and are carried at cost and are periodically evaluated for impairment based on ultimate recovery of par value or cost basis.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2018, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2018, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities.

(dollars in thousands)	Amortized Cost	Fair Value	Book Yield	Modified Duration	Estimated Cash Flows 12 Months
March 31, 2018
State, county and municipal securities	105,821	106,274	3.85%	4.82	12,872
Corporate debt securities	57,134	57,097	4.38%	5.64	2,000
Mortgage-backed securities	699,990	685,214	2.57%	4.21	96,942
Total debt securities	$862,945	$848,585	2.84%	4.38	$111,814

December 31, 2017
State, county and municipal securities	135,968	137,794	3.78%	4.61	11,370
Corporate debt securities	46,659	47,143	4.12%	5.17	3,000
Mortgage-backed securities	630,666	625,936	2.37%	3.91	100,603
Total debt securities	$813,293	$810,873	2.71%	4.10	$114,973

Loans and Allowance for Loan Losses

At March 31, 2018, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $6.30 billion, an increase from $6.24 billion reported at December 31, 2017. Loans held for sale decreased from $197.4 million at December 31, 2017 to $111.1 million at March 31, 2018. Legacy loans (excluding purchased loans and purchased loan pools) increased $195.5 million, from $4.86 billion at December 31, 2017 to $5.05 billion at March 31, 2018, driven primarily by increased growth in the commercial real estate and residential real estate loan categories. Purchased loans decreased $43.0 million, from $861.6 million at December 31, 2017 to $818.6 million at March 31, 2018, due to paydowns of $44.0 million, transfers to OREO of $457,000 and charge-offs of $151,000, partially offset by accretion of $1.6 million. Purchased loan pools decreased $8.7 million, from $328.2 million at December 31, 2017 to $319.6 million at March 31, 2018 due to payments on the portfolio of $16.2 million and premium amortization of $511,000 during the first three months of 2018.

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

At the end of the first quarter of 2018, the allowance for loan losses allocated to legacy loans totaled $22.4 million, or 0.44% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The allowance for loan losses as a percentage of legacy loans remained unchanged from December 31, 2017 and March 31, 2018 due to consistency in the mix of loan and collateral types and the overall credit quality of the loan portfolio. Our legacy nonaccrual loans increased slightly from $14.2 million at December 31, 2017 to $14.4 million at March 31, 2018. For the first three months of 2018, our legacy net charge off ratio as a percentage of average legacy loans increased to 0.14%, compared with 0.04% for the first three months of 2017. The total provision for loan losses for the first three months of 2018 was $1.8 million, remaining unchanged from $1.8 million recorded for the first three months of 2017. Our ratio of total nonperforming assets to total assets decreased from 0.68% at December 31, 2017 to 0.61% at March 31, 2018.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 3.5%, or $699,000, during the first three months of 2018, while the balance of loans collectively evaluated for impairment increased 2.6%, or $155.5 million, during the same period. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans remained constant at 0.34% for both December 31, 2017 and March 31, 2018. For the allowance allocated to loans collectively evaluated expressed as a percentage of loans evaluated collectively for impairment, the largest change for the first three months of 2018 was noted in the legacy consumer installment loan category, which increased from 0.59% at December 31, 2017 to 0.69% at March 31, 2018 due to increased net charge-offs for the category. Additionally, larger dollar amount increases in the allowance for loan losses allocated to loans collectively evaluated for the first three months of 2018 were noted for both the legacy commercial and farmland real estate and the legacy residential real estate loan categories, which experienced most of the growth in loan balances collectively evaluated for impairment. We consider a four year loss rate on all loan categories. We adjust the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as volatile commodity prices for agriculture products, weather-related risks (droughts and hurricanes), growth rates of certain loan types and other factors management deems appropriate.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment decreased by 4.8%, or $290,000, during the first three months of 2018, while the balance of loans individually evaluated for impairment decreased 6.3%, or $3.3 million, during the same period. Loan balances individually evaluated for impairment declined across all legacy loan categories and were flat for both purchased loans and purchased loan pools. The largest changes in the allowance for loan losses allocated to loans individually evaluated for impairment from December 31, 2017 to March 31, 2018 were a $431,000 decrease for purchased loans and an increase of $169,000 for legacy commercial and farmland real estate loans.

The following tables present an analysis of the allowance for loan losses as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Balance of allowance for loan losses at beginning of period	$25,791	$23,920
Provision charged to operating expense	1,801	1,836
Charge-offs:
Commercial, financial and agricultural	1,449	104
Real estate – construction and development	—	53
Real estate – commercial and farmland	142	9
Real estate – residential	198	216
Consumer installment	962	164
Purchased loans	121	556
Purchased loan pools	—	—
Total charge-offs	2,872	1,102
Recoveries:
Commercial, financial and agricultural	656	69
Real estate – construction and development	114	20
Real estate – commercial and farmland	24	9
Real estate – residential	182	61
Consumer installment	67	17
Purchased loans	437	420
Purchased loan pools	—	—
Total recoveries	1,480	596
Net charge-offs	1,392	506
Balance of allowance for loan losses at end of period	$26,200	$25,250

	As of and for the Three Months Ended March 31, 2018
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$22,384	$2,822	$994	$26,200
Net charge-offs (recoveries) for the period	1,708	(316)	—	1,392
Loan balances:
End of period	5,051,986	818,587	319,598	6,190,171
Average for the period	4,902,082	842,509	325,113	6,069,704
Net charge-offs as a percentage of average loans	0.14%	(0.15)%	0.00%	0.09%
Allowance for loan losses as a percentage of end of period loans	0.44%	0.34%	0.31%	0.42%

	As of and for the Three Months Ended March 31, 2017
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$20,968	$2,196	$2,086	$25,250
Net charge-offs (recoveries) for the period	370	136	—	506
Loan balances:
End of period	3,785,480	1,006,935	529,099	5,321,514
Average for the period	3,678,149	1,034,983	547,057	5,260,189
Net charge-offs as a percentage of average loans	0.04%	0.05%	0.00%	0.04%
Allowance for loan losses as a percentage of end of period loans	0.55%	0.22%	0.39%	0.47%

Loans Excluding Purchased Loans

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$1,387,437	$1,362,508
Real estate – construction and development	631,504	624,595
Real estate – commercial and farmland	1,636,654	1,535,439
Real estate – residential	1,080,028	1,009,461
Consumer installment	316,363	324,511
	$5,051,986	$4,856,514

The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

(dollars in thousands)	March 31, 2018	December 31, 2017
Municipal loans	$526,609	$522,880
Premium finance loans	501,841	482,536
Other commercial, financial and agricultural loans	358,987	357,092
	$1,387,437	$1,362,508

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $818.6 million and $861.6 million at March 31, 2018 and December 31, 2017, respectively. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $6.7 million and $9.0 million, at March 31, 2018 and December 31, 2017, respectively.

The Bank initially recorded purchased loans at fair value, taking into consideration certain credit quality risk and interest rate risk. The Company believes its estimation of credit risk and its adjustments to the carrying balances of the acquired loans are adequate. If the Company determines that a loan or group of loans has deteriorated from its initial assessment of fair value, additional provision for loan loss expense will be recorded for the impairment in value. If the Company determines that a loan or group of loans has improved from its initial assessment of fair value, then the increase in cash flows over those expected at the acquisition date will result in the reversal of provision for loan loss expense to the extent of prior provisions or will be recognized as interest income prospectively if no provisions have been made or have been fully reversed.

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$64,612	$74,378
Real estate – construction and development	48,940	65,513
Real estate – commercial and farmland	465,870	468,246
Real estate – residential	236,453	250,539
Consumer installment	2,712	2,919
	$818,587	$861,595

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of March 31, 2018, purchased loan pools totaled $319.6 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $316.2 million and $3.4 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $1.0 million and $1.1 million of the allowance for loan losses to the purchased loan pools at March 31, 2018 and December 31, 2017, respectively.

 Non-Performing Assets

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and OREO. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due. Management performs a detailed review and valuation assessment of impaired loans on a quarterly basis and recognizes losses when impairment is identified. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.

Nonaccrual loans, excluding purchased loans, totaled $14.4 million at March 31, 2018, an increase of $218,000, or 1.5%, from $14.2 million reported at December 31, 2017. Nonaccrual purchased loans totaled $15.9 million at March 31, 2018, a increase of $512,000, or 3.3%, compared with $15.4 million at December 31, 2017. At March 31, 2018, OREO, excluding purchased OREO, totaled $9.2 million, an increase of $707,000 compared with $8.5 million at December 31, 2017. Purchased OREO totaled $6.7 million at March 31, 2018, a decrease of $2.3 million compared with $9.0 million at December 31, 2017. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2018, total non-performing assets decreased to 0.68% of total assets, compared with 0.61% at December 31, 2017.

Non-performing assets at March 31, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans, excluding purchased loans	$14,420	$14,202
Nonaccrual purchased loans	15,940	15,428
Nonaccrual purchased loan pools	—	—
Accruing loans delinquent 90 days or more, excluding purchased loans	2,497	5,991
Accruing purchased loans delinquent 90 days or more	—	—
Foreclosed assets, excluding purchased assets	9,171	8,464
Purchased other real estate owned	6,723	9,011
Total non-performing assets	$48,751	$53,096

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of March 31, 2018 and December 31, 2017, the Company had a balance of $14.7 million and $15.6 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at March 31, 2018 and December 31, 2017:

March 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$39	13	$224
Real estate – construction and development	5	176	2	8
Real estate – commercial and farmland	16	4,606	6	2,127
Real estate – residential	72	6,547	19	838
Consumer installment	3	7	32	93
Total	100	$11,375	72	$3,290

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2018 and December 31, 2017:

March 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$176	6	$88
Real estate – construction and development	5	156	2	27
Real estate – commercial and farmland	17	4,629	5	2,105
Real estate – residential	63	5,669	28	1,715
Consumer installment	27	73	8	27
Total	123	$10,703	49	$3,962

December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$55	7	$106
Real estate – construction and development	4	156	4	295
Real estate – commercial and farmland	18	6,722	4	419
Real estate – residential	78	6,753	14	954
Consumer installment	24	59	13	44
Total	133	$13,745	42	$1,818

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2018 and December 31, 2017:

March 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,512	4	$153
Forgiveness of principal	3	1,220	—	—
Forbearance of principal	6	813	7	2,037
Rate reduction only	11	1,289	1	60
Rate reduction, forbearance of interest	27	1,705	19	523
Rate reduction, forbearance of principal	7	1,180	35	318
Rate reduction, forgiveness of interest	34	2,656	4	194
Rate reduction, forgiveness of principal	—	—	2	5
Total	100	$11,375	72	$3,290

December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,567	4	$163
Forgiveness of principal	3	1,238	—	—
Forbearance of principal	5	2,299	6	657
Rate reduction only	12	1,366	1	29
Rate reduction, forbearance of interest	32	2,224	19	484
Rate reduction, forbearance of principal	6	1,192	33	216
Rate reduction, forgiveness of interest	35	2,713	4	408
Rate reduction, forgiveness of principal	—	—	3	7
Total	105	$13,599	70	$1,964

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2018 and December 31, 2017:

March 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$432	4	$2,132
Raw land	7	471	2	8
Hotel and motel	3	1,329	—	—
Office	3	360	—	—
Retail, including strip centers	6	2,431	3	77
1-4 family residential	72	6,340	20	880
Automobile/equipment/CD	5	11	42	191
Unsecured	1	1	1	2
Total	100	$11,375	72	$3,290

December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$2,697	1	$79
Raw land	8	713	2	34
Hotel and motel	3	1,370	—	—
Office	4	656	—	—
Retail, including strip centers	5	2,159	3	80
1-4 family residential	74	5,992	20	1,553
Automobile/equipment/CD	6	11	43	216
Unsecured	1	1	1	2
Total	105	$13,599	70	$1,964

As of March 31, 2018 and December 31, 2017, the Company had a balance of $24.5 million and $24.9 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at March 31, 2018 and December 31, 2017:

March 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	4	$23
Real estate – construction and development	4	1,034	6	316
Real estate – commercial and farmland	14	6,745	8	2,234
Real estate – residential	120	12,871	21	1,281
Consumer installment	—	—	2	4
Total	138	$20,650	41	$3,858

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2018 and December 31, 2017:

March 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$18	2	$5
Real estate – construction and development	9	1,346	1	5
Real estate – commercial and farmland	20	8,413	2	565
Real estate – residential	120	12,769	21	1,383
Consumer installment	1	1	1	3
Total	152	$22,547	27	$1,961

December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$11	2	$5
Real estate – construction and development	8	1,352	1	6
Real estate – commercial and farmland	22	9,014	2	281
Real estate – residential	124	13,151	18	1,052
Consumer installment	1	2	1	3
Total	156	$23,530	24	$1,347

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2018 and December 31, 2017:

March 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$176	9	$1,640
Forbearance of principal	6	2,482	3	247
Forbearance of principal, extended amortization	1	299	1	282
Rate reduction only	74	11,590	12	1,222
Rate reduction, forbearance of interest	23	2,282	9	229
Rate reduction, forbearance of principal	10	2,178	5	182
Rate reduction, forgiveness of interest	20	1,643	2	56
Total	138	$20,650	41	$3,858

December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$182	9	$1,740
Forgiveness of principal	—	—	1	63
Forbearance of principal	5	2,363	4	406
Forbearance of principal, extended amortization	2	371	1	290
Rate reduction only	70	11,450	15	1,361
Rate reduction, forbearance of interest	22	2,211	9	257
Rate reduction, forbearance of principal	10	2,195	5	187
Rate reduction, forgiveness of interest	21	1,700	2	101
Total	134	$20,472	46	$4,405

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2018 and December 31, 2017:

March 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$365	—	$—
Raw land	2	888	7	768
Hotel and motel	1	148	1	456
Office	2	450	1	419
Retail, including strip centers	8	4,530	—	—
1-4 family residential	122	13,039	24	1,930
Church	1	1,230	1	214
Automobile/equipment/CD	—	—	7	71
Total	138	$20,650	41	$3,858

December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$368	—	$—
Raw land	2	893	7	829
Hotel and motel	1	149	1	476
Office	2	460	2	494
Retail, including strip centers	7	4,407	1	160
1-4 family residential	119	12,958	28	2,161
Church	1	1,237	1	218
Automobile/equipment/CD	—	—	6	67
Total	134	$20,472	46	$4,405

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

As of March 31, 2018, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2018 and December 31, 2017. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$680,443	11%	$690,108	11%
Multi-family loans	158,133	3%	148,663	3%
Nonfarm non-residential loans (excluding owner occupied)	1,083,783	17%	979,205	16%
Total CRE Loans (excluding owner occupied)	1,922,359	31%	1,817,976	30%
All other loan types	4,267,812	69%	4,228,379	70%
Total Loans	$6,190,171	100%	$6,046,355	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of March 31, 2018 and December 31, 2017:

	Internal Limit	Actual
		March 31, 2018	December 31, 2017
Construction and development loans	100%	81%	83%
Total CRE loans (excluding owner occupied)	300%	230%	219%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At March 31, 2018, the Company’s short-term investments were $210.9 million, compared with $191.3 million at December 31, 2017. At March 31, 2018, the Company had $9,000 in federal funds sold and $210.9 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at March 31, 2018 and December 31, 2017 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was an asset of $61,000 at March 31, 2018 and a liability of $381,000 at December 31, 2017.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $4.9 million and $2.9 million at March 31, 2018 and December 31, 2017, respectively, and a liability of $505,000 and $67,000 at March 31, 2018 and December 31, 2017, respectively.

No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

USPF Acquisition

On January 18, 2017, in exchange for 4.99% of the outstanding shares of common stock of USPF, the Company issued 128,572 unregistered shares of its common stock to a selling shareholder of USPF. A registration statement was filed with the Securities and Exchange Commission on February 13, 2017 to register the resale or other disposition of these shares. The issuance of the 128,572 common shares was valued at $45.45 per share, resulting in an increase in shareholders’ equity of $5.8 million.

On January 3, 2018, in exchange for 25.01% of the outstanding shares of common stock of USPF, the Company issued 114,285 unregistered shares of its common stock to a selling shareholder of USPF. The issuance of the 114,285 common shares was valued at $48.55 per share, resulting in an increase in shareholders’ equity of $5.5 million.

On January 31, 2018, in exchange for the final 70% of the outstanding shares of common stock of USPF, the Company issued 830,301 unregistered shares of its common stock to the selling shareholders of USPF. The issuance of the 830,301 common shares was valued at $53.55 per share, resulting in an increase in shareholders’ equity of $44.5 million.

On February 16, 2018, a registration statement was filed with the Securities and Exchange Commission to register the resale or other disposition of the combined 944,586 shares issued on January 3, 2018 and January 31, 2018.

For additional information regarding the USPF acquisition, see Note 3.

2017 Public Offering

On March 6, 2017, the Company completed an underwritten public offering of 2,012,500 shares of the Company’s common stock at a price to the public of $46.50 per share. The Company received net proceeds from the issuance of $88.7 million, after deducting $4.9 million in underwriting discounts and commissions and other issuance costs.

In March 2017, the Company made a capital contribution to the Bank in the amount of $110.0 million, using the net proceeds of the March 6, 2017 issuance of common stock as well as a portion of the net proceeds of the March 13, 2017 issuance of the Company’s 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027.

Capital Management

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board (the “FRB”) and the Georgia Department of Banking and Finance (the "GDBF"), and the Bank is subject to capital adequacy requirements imposed by the FDIC and the GDBF.

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

b) The “CET1 Ratio” is defined as Common equity tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a CET1 ratio greater than or equal to 4.50% (6.375% including the 1.875% capital conservation buffer for 2018; 5.75% including the 1.25% capital conservation buffer for 2017). For a bank to be considered “well capitalized,” it must maintain a CET1 ratio greater than or equal to 6.50%.

c) The “Tier 1 Capital Ratio” is defined as Tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a Tier 1 capital ratio greater than or equal to 6.00% (7.875% including the 1.875% capital conservation buffer for 2018; 7.25% including the 1.25% capital conservation buffer for 2017). For a bank to be considered “well capitalized,” it must maintain a Tier 1 capital ratio greater than or equal to 8.00%.

d) The “Total Capital Ratio” is defined as total capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00% (9.875% including the 1.875%

capital conservation buffer for 2018; 9.25% including the 1.25% capital conservation buffer for 2017). For a bank to be considered “well capitalized,” it must maintain a total capital ratio greater than or equal to 10.00%.

As of March 31, 2018, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.65%	9.71%
Ameris Bank	10.57%	10.56%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	9.96%	10.29%
Ameris Bank	12.48%	12.64%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.28%	11.58%
Ameris Bank	12.48%	12.64%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	12.82%	13.14%
Ameris Bank	12.89%	13.05%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2018 and December 31, 2017, the net carrying value of the Company’s other borrowings was $555.5 million and $250.6 million, respectively. On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. These subordinated notes are included in other borrowings at March 31, 2018 at a net carrying value of $73.8 million. See Note 8 for additional details on the subordinated notes.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment securities available for sale to total deposits	13.16%	12.24%	13.90%	14.13%	14.72%
Loans (net of unearned income) to total deposits	96.03%	91.25%	101.04%	97.88%	94.31%
Interest-earning assets to total assets	92.15%	92.77%	92.48%	92.14%	91.98%
Interest-bearing deposits to total deposits	71.02%	73.18%	70.86%	71.12%	70.67%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2018 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At March 31, 2018, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was an asset of $61,000 at March 31, 2018 and a liability of $381,000 at December 31, 2017.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $4.9 million and $2.9 million at March 31, 2018 and December 31, 2017, respectively, and a liability of $505,000 and $67,000 at March 31, 2018 and December 31, 2017, respectively.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a 12-month and 24-month period is subjected to gradual and parallel shocks of 100, 200, 300 and 400 basis point increases and decreases in market rates and is monitored on a quarterly basis.

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

During the quarter ended March 31, 2018, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	1,092	$48.20	—	$—
February 1, 2018 through February 28, 2018	16,884	$53.75	—	$—
March 1, 2018 through March 31, 2018	—	$—	—	$—
Total	17,976	$53.41	—	$—

(1)
The shares purchased from January 1, 2018 through March 31, 2018 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of January 25, 2018 by and between Ameris Bancorp and Hamilton State Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.2
Voting and Support Agreement, dated January 25, 2018, by and among Ameris Bancorp, Hamilton State Bancshares, Inc. and the Hamilton State Bancshares, Inc. shareholders party thereto (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Registration Statement on Form S-4 (File No. 333-224162) filed with the SEC on April 25, 2018).

2.3
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

4.1
Registration Rights Agreement dated as of January 3, 2018 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Registration Statement on Form S-3 (File No. 333-223080) filed with the SEC on February 16, 2018).

4.2
Registration Rights Agreement dated as of January 31, 2018 by and among Ameris Bancorp, William J. Villari and The Villari Family Gift Trust (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

10.1
Fourth Amendment to Loan Agreement dated April 25, 2018 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on April 25, 2018).

10.2
Fourth Amended and Restated Revolving Promissory Note dated April 25, 2018 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on April 25, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

Exhibit Number	Description

101
The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended March 31, 2018, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2018	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)