Form 10-Q
period 2018-06-30
Ameris Bancorp
filed 2018-08-09
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 47,518,662 shares of Common Stock outstanding as of August 3, 2018.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$151,539	$139,313
Federal funds sold and interest-bearing deposits in banks	273,170	191,345
Cash and cash equivalents	424,709	330,658

Time deposits in other banks	11,558	—
Investment securities available for sale, at fair value	1,153,703	810,873
Other investments	44,769	42,270
Loans held for sale, at fair value	137,249	197,442

Loans	5,380,515	4,856,514
Purchased loans	2,812,510	861,595
Purchased loan pools	297,509	328,246
Loans, net of unearned income	8,490,534	6,046,355
Allowance for loan losses	(31,532)	(25,791)
Loans, net	8,459,002	6,020,564

Other real estate owned, net	8,003	8,464
Purchased other real estate owned, net	7,272	9,011
Total other real estate owned, net	15,275	17,475

Premises and equipment, net	144,484	117,738
Goodwill	504,764	125,532
Other intangible assets, net	53,561	13,496
Cash value of bank owned life insurance	103,059	79,641
Deferred income taxes, net	40,240	28,320
Other assets	98,324	72,194
Total assets	$11,190,697	$7,856,203

Liabilities
Deposits:
Noninterest-bearing	$2,356,420	$1,777,141
Interest-bearing	6,405,173	4,848,704
Total deposits	8,761,593	6,625,845
Securities sold under agreements to repurchase	11,002	30,638
Other borrowings	862,136	250,554
Subordinated deferrable interest debentures	88,646	85,550
FDIC loss-share payable, net	18,716	8,803
Other liabilities	76,708	50,334
Total liabilities	9,818,801	7,051,724

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017)	—	—
Common stock, par value $1 (100,000,000 shares authorized; 49,011,950 and 38,734,873 shares issued at June 30, 2018 and December 31, 2017, respectively)	49,012	38,735
Capital surplus	1,049,283	508,404
Retained earnings	301,656	273,119
Accumulated other comprehensive income (loss), net of tax	(12,571)	(1,280)
Treasury stock, at cost (1,493,288 shares and 1,474,861 shares at June 30, 2018 and December 31, 2017, respectively)	(15,484)	(14,499)
Total shareholders’ equity	1,371,896	804,479
Total liabilities and shareholders’ equity	$11,190,697	$7,856,203

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$82,723	$65,464	$155,990	$126,985
Interest on taxable securities	6,321	5,195	11,528	9,995
Interest on nontaxable securities	179	401	501	817
Interest on deposits in other banks and federal funds sold	723	351	1,439	664
Total interest income	89,946	71,411	169,458	138,461

Interest expense
Interest on deposits	7,794	4,580	14,566	8,343
Interest on other borrowings	6,153	3,674	10,092	6,371
Total interest expense	13,947	8,254	24,658	14,714

Net interest income	75,999	63,157	144,800	123,747
Provision for loan losses	9,110	2,205	10,911	4,041
Net interest income after provision for loan losses	66,889	60,952	133,889	119,706

Noninterest income
Service charges on deposit accounts	10,613	10,616	20,841	21,179
Mortgage banking activity	14,890	13,943	26,790	25,158
Other service charges, commissions and fees	697	729	1,416	1,438
Gain (loss) on securities	(123)	37	(86)	37
Other noninterest income	5,230	2,864	8,810	6,083
Total noninterest income	31,307	28,189	57,771	53,895

Noninterest expense
Salaries and employee benefits	39,776	29,132	71,865	56,926
Occupancy and equipment expense	6,390	6,146	12,588	12,023
Data processing and communications costs	6,439	7,028	13,574	13,600
Credit resolution-related expenses	1,045	599	1,594	1,532
Advertising and marketing expense	1,256	1,259	2,485	2,365
Amortization of intangible assets	2,252	1,013	3,186	2,049
Merger and conversion charges	18,391	—	19,226	402
Other noninterest expenses	10,837	10,562	20,966	19,935
Total noninterest expense	86,386	55,739	145,484	108,832

Income before income tax expense	11,810	33,402	46,176	64,769
Income tax expense	2,423	10,315	10,129	20,529
Net income	9,387	23,087	36,047	44,240

Other comprehensive income
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of ($482), $1,487, ($2,982) and $1,382	(1,814)	2,760	(11,217)	2,566
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $0, $13, $8 and $13	—	(24)	(29)	(24)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of $17, ($58), $92 and ($35)	66	(106)	347	(63)
Other comprehensive income (loss)	(1,748)	2,630	(10,899)	2,479
Total comprehensive income	$7,639	$25,717	$25,148	$46,719

Basic earnings per common share	$0.24	$0.62	$0.93	$1.21
Diluted earnings per common share	$0.24	$0.62	$0.92	$1.20
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Weighted average common shares outstanding (in thousands)
Basic	39,432	37,163	38,703	36,418
Diluted	39,710	37,489	38,981	36,744

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	38,734,873	$38,735	36,377,807	$36,378
Issuance of common stock	10,124,491	10,124	2,141,072	2,141
Issuance of restricted shares	85,855	86	80,169	80
Cancellation of restricted shares	(472)	—	(472)	—
Proceeds from exercise of stock options	67,203	67	99,189	99
Issued at end of period	49,011,950	$49,012	38,697,765	$38,698

Capital Surplus
Balance at beginning of period		$508,404		$410,276
Share-based compensation		3,183		1,497
Issuance of common shares, net of issuance costs of $0 and $4,925		537,003		92,359
Issuance of restricted shares		(86)		(80)
Proceeds from exercise of stock options		779		1,751
Balance at end of period		$1,049,283		$505,803

Retained Earnings
Balance at beginning of period		$273,119		$214,454
Cumulative effect of change in accounting for derivatives		28		—
Reclassification of stranded income tax effects from accumulated other comprehensive income		392		—
Adjusted balance at beginning of period		273,539		214,454
Net income		36,047		44,240
Dividends on common shares		(7,930)		(7,435)
Balance at end of period		$301,656		$251,259

Accumulated Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$(1,280)		$(1,058)
Reclassification of stranded income tax effects to retained earnings		(392)		—
Adjusted balance at beginning of period		(1,672)		(1,058)
Other comprehensive income during the period		(10,899)		2,479
Balance at end of period		$(12,571)		$1,421

Treasury Stock
Balance at beginning of period	1,474,861	$(14,499)	1,456,333	$(13,613)
Purchase of treasury shares	18,427	(985)	18,528	(886)
Balance at end of period	1,493,288	$(15,484)	1,474,861	$(14,499)

Total Shareholders’ Equity		$1,371,896		$782,682

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$36,047	$44,240
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	4,546	4,649
Net losses on sale or disposal of premises and equipment including write-downs	91	865
Provision for loan losses	10,911	4,041
Net losses (gains) on sale of other real estate owned including write-downs	385	(266)
Share-based compensation expense	4,151	1,497
Amortization of intangible assets	3,186	2,049
Provision for deferred taxes	(1,448)	(1,781)
Net amortization of investment securities available for sale	2,896	3,201
Net loss (gain) on securities	86	(37)
Accretion of discount on purchased loans	(4,340)	(6,165)
Amortization of premium on purchased loan pools	1,016	2,109
Accretion on other borrowings	65	30
Accretion on subordinated deferrable interest debentures	661	661
Originations of mortgage loans held for sale	(882,484)	(711,398)
Payments received on mortgage loans held for sale	773	546
Proceeds from sales of mortgage loans held for sale	778,216	614,255
Net gains on sale of mortgage loans held for sale	(16,860)	(23,019)
Originations of SBA loans	(16,246)	(41,332)
Proceeds from sales of SBA loans	21,038	20,409
Net gains on sale of SBA loans	(1,840)	(2,724)
Increase in cash surrender value of bank owned life insurance	(782)	(781)
Changes in FDIC loss-share payable, net of cash payments received	1,611	1,449
Change attributable to other operating activities	2,856	19,174
Net cash used in operating activities	(55,465)	(68,328)

Investing Activities, net of effects of business combinations
Purchases of securities available for sale	(155,476)	(53,268)
Proceeds from prepayments and maturities of securities available for sale	69,948	54,969
Proceeds from sales of securities available for sale	46,437	3,090
Net decrease (increase) in other investments	9,171	(7,187)
Net increase in loans, excluding purchased loans	(361,575)	(499,713)
Payments received on purchased loans	108,727	119,716
Payments received on purchased loan pools	37,742	71,471
Purchases of premises and equipment	(3,066)	(2,373)
Proceeds from sales of premises and equipment	507	—
Proceeds from sales of other real estate owned	5,875	7,535
Payments paid to FDIC under loss-share agreements	(1,017)	230
Net cash proceeds paid in acquisitions	52,016	—
Net cash used in investing activities	(190,711)	(305,530)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$(28,861)	$218,234
Net decrease in securities sold under agreements to repurchase	(19,636)	(35,105)
Proceeds from other borrowings	1,150,000	1,122,692
Repayment of other borrowings	(753,579)	(935,452)
Issuance of common stock	—	88,656
Proceeds from exercise of stock options	846	1,850
Dividends paid - common stock	(7,558)	(7,205)
Purchase of treasury shares	(985)	(886)
Net cash provided by financing activities	340,227	452,784

Net increase in cash and cash equivalents	94,051	78,926
Cash and cash equivalents at beginning of period	330,658	198,385
Cash and cash equivalents at end of period	$424,709	$277,311

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$23,213	$13,048
Income taxes	4,018	16,030
Loans (excluding purchased loans) transferred to other real estate owned	1,691	3,347
Purchased loans transferred to other real estate owned	536	3,281
Loans transferred from loans held for sale to loans held for investment	180,750	102,421
Loans transferred from loans held for investment to loans held for sale	2,796	—
Loans provided for the sales of other real estate owned	53	949
Assets acquired in business acquisitions	3,058,197	—
Liabilities assumed in business acquisitions	2,408,837	—
Issuance of common stock in acquisitions	547,127	—
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	—	5,844
Change in unrealized gain (loss) on securities available for sale, net of tax	(11,585)	2,542
Change in unrealized gain (loss) on cash flow hedge, net of tax	294	(63)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2018, the Bank operated 126 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The reserve requirement as of June 30, 2018 and December 31, 2017 was $54.7 million and $44.1 million, respectively, and was met by cash on hand which is reported on the Company's consolidated balance sheets in cash and due from banks.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

Accounting Standards Adopted in 2018

ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02").  Issued in February 2018, ASU 2018-02 seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current accounting guidance that requires deferred tax assets and deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued.  The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  As a result of the remeasurement of the Company's deferred tax assets and deferred tax liabilities following the enactment of the Tax Reform Act, accumulated other comprehensive loss included $392,000 of stranded tax effects at December 31, 2017.  The Company early adopted ASU 2018-02 during the first quarter of 2018 and made an election to reclassify the stranded tax effects from accumulated other comprehensive loss to retained earnings at the beginning of the period of adoption.  The reclassification of the stranded tax effects resulted in an increase of $392,000 in accumulated other comprehensive loss and a corresponding increase of $392,000 in retained earnings.

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
ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively "ASC 606") which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned ("OREO"). The majority of the Company's revenues come from interest income and other sources, including loans, leases, investment securities and derivative financial instruments, that are outside the scope of ASC 606. With the exception of gains/losses on the sale of OREO, the Company's services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligations to the customer. Services within the scope of ASC 606 reported in noninterest income include service charges on deposit accounts, debit card interchange fees, and ATM fees. The net of gains and losses on the sale of OREO are recorded in credit resolution related expenses in the Company's consolidated statement of income and comprehensive income. The adoption of ASC 606 did not change the timing or amount of revenue recognized for in-scope revenue streams. Accordingly, no cumulative effect adjustment was recorded under the modified retrospective transition method. See Note 14 for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606.

Accounting Standards Pending Adoption

ASU 2017-04 – Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard must be adopted using a prospective basis and the nature and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

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

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company has several leased facilities, which are currently treated as operating leases, and are not currently shown on the Company’s consolidated balance sheet. After ASU 2016-02 is implemented, the Company expects to begin reporting these lease agreements on the balance sheet as a right-of-use asset and a corresponding liability. The Company is currently evaluating the impact this standard will have on the Company’s consolidated statement of income and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact. A software vendor has been selected by the Company for assistance in the Company's implementation of ASU 2016-02.

NOTE 2 – BUSINESS COMBINATIONS

In accounting for business combinations, the Company uses the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, assets acquired, liabilities assumed and consideration exchanged are recorded at their respective acquisition date fair values. Any identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented or exchanged separately from the entity). If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. In addition, management will assess and record the deferred tax assets and deferred tax liabilities resulting from differences in the carrying value of acquired assets and assumed liabilities for financial reporting purposes and their basis for income tax purposes, including acquired net operating loss carryforwards and other acquired assets with built-in losses that are expected to be settled or otherwise recovered in future periods where the realization of such benefits would be subject to applicable limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

Hamilton State Bancshares, Inc.

On June 29, 2018, the Company completed its acquisition of Hamilton State Bancshares, Inc. ("Hamilton"), a bank holding company headquartered in Hoschton, Georgia. Upon consummation of the acquisition, Hamilton was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Hamilton's wholly owned banking subsidiary, Hamilton State Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Hamilton State Bank had a total of 28 full-service branches located in Atlanta, Georgia and the surrounding area, as well as in Gainesville, Georgia. Under the terms of the merger agreement, Hamilton's shareholders received 0.16 shares of Ameris common stock and $0.93 in cash for each share of Hamilton voting common stock or nonvoting common stock they previously held. As a result, the Company issued 6,548,385 common shares at a fair value of $349.4 million and paid $47.7 million in cash to the former shareholders of Hamilton as merger consideration.

As of June 30, 2018, the Company recorded a preliminary allocation of the purchase price to Hamilton's tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values as of June 29, 2018. The following table presents the assets acquired and liabilities assumed of Hamilton as of June 29, 2018, and their fair value estimates. The Company continues its evaluation of the facts and circumstances available as of June 29, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of June 30, 2018, management continues to evaluate fair value adjustments related to loans, premises, intangibles, interest-bearing deposits, subordinated deferrable interest debentures and deferred tax assets.

(dollars in thousands)	As Recorded by Hamilton	Initial Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$14,405	$—		$14,405
Federal funds sold and interest-bearing deposits in banks	102,156	—		102,156
Time deposits in other banks	11,558	—		11,558
Investment securities	288,206	(2,376)	(a)	285,830
Other investments	2,094	—		2,094
Loans	1,314,264	(15,528)	(b)	1,298,736
Less allowance for loan losses	(11,183)	11,183	(c)	—
Loans, net	1,303,081	(4,345)		1,298,736
Other real estate owned	847	—		847
Premises and equipment	27,483	—		27,483
Other intangible assets, net	18,755	(2,755)	(d)	16,000
Cash value of bank owned life insurance	4,454	—		4,454
Deferred income taxes, net	12,445	(6,308)	(e)	6,137
Other assets	13,053	—		13,053
Total assets	$1,798,537	$(15,784)		$1,782,753
Liabilities
Deposits:
Noninterest-bearing	$381,039	$—		$381,039
Interest-bearing	1,201,324	(1,896)	(f)	1,199,428
Total deposits	1,582,363	(1,896)		1,580,467
Other borrowings	10,687	(66)	(g)	10,621
Subordinated deferrable interest debentures	3,093	(658)	(h)	2,435
Other liabilities	10,460	2,391	(i)	12,851
Total liabilities	1,606,603	(229)		1,606,374
Net identifiable assets acquired over (under) liabilities assumed	191,934	(15,555)		176,379
Goodwill	—	220,713		220,713
Net assets acquired over liabilities assumed	$191,934	$205,158		$397,092
Consideration:
Ameris Bancorp common shares issued	6,548,385
Price per share of the Company's common stock	$53.35
Company common stock issued	$349,356
Cash exchanged for shares	$47,736
Fair value of total consideration transferred	$397,092
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

(b)
Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio, net of the reversal of Hamilton's unamortized accounting adjustments from their prior acquisitions, loan premiums, loan discounts, deferred loan origination costs and deferred loan origination fees.

(c)	Adjustment reflects the elimination of Hamilton's allowance for loan losses.

(d)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts, net of reversal of Hamilton's remaining intangible assets from its past acquisitions.

(e)
Adjustment reflects the deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(f)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.

(g)	Adjustment reflects the reversal of Hamilton's unamortized accounting adjustments for other borrowings from its past acquisitions.

(h)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debenture at the acquisition date.

(i)	Adjustment reflects the fair value adjustment to the FDIC loss-share clawback liability included in other liabilities.

Goodwill of $220.7 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Hamilton acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $1.30 billion of loans at fair value, net of $15.5 million, or 1.18%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $18.8 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$21,223
Non-accretable difference	(1,614)
Cash flows expected to be collected	19,609
Accretable yield	(794)
Total purchased credit-impaired loans acquired	$18,815

The following table presents the acquired loan data for the Hamilton acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$18,815	$21,223	$1,614
Acquired receivables not subject to ASC 310-30	$1,279,921	$1,441,534	$—

Atlantic Coast Financial Corporation

On May 25, 2018, the Company completed its acquisition of Atlantic Coast Financial Corporation ("Atlantic"), a bank holding company headquartered in Jacksonville, Florida. Upon consummation of the acquisition, Atlantic was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Atlantic's wholly owned banking subsidiary, Atlantic Coast Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Atlantic Coast Bank had a total of 12 full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida, Waycross, Georgia and Douglas, Georgia. Under the terms of the merger agreement, Atlantic's shareholders received 0.17 shares of Ameris common stock and $1.39 in cash for each share of Atlantic common stock they previously held. As a result, the Company issued 2,631,520 common shares at a fair value of $147.8 million and paid $21.5 million in cash to the former shareholders of Atlantic as merger consideration.

As of June 30, 2018, the Company recorded a preliminary allocation of the purchase price to Atlantic's tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values as of May 25, 2018. The following table presents the assets acquired and liabilities assumed of Atlantic as of May 25, 2018, and their fair value estimates. The Company continues its evaluation of the facts and circumstances available as of May 25, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of June 30, 2018, management continues to evaluate fair value adjustments related to loans, intangibles, interest-bearing deposits and deferred tax assets.

(dollars in thousands)	As Recorded by Atlantic	Initial Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$3,990	$—		$3,990
Federal funds sold and interest-bearing deposits in banks	22,149	—		22,149
Investment securities	35,186	(60)	(a)	35,126
Other investments	9,576	—		9,576
Loans held for sale	358	—		358
Loans	777,605	(19,423)	(b)	758,182
Less allowance for loan losses	(8,573)	8,573	(c)	—
Loans, net	769,032	(10,850)		758,182
Other real estate owned	1,837	(796)	(d)	1,041
Premises and equipment	12,591	(1,695)	(e)	10,896
Other intangible assets, net	—	5,937	(f)	5,937
Cash value of bank owned life insurance	18,182	—		18,182
Deferred income taxes, net	5,782	709	(g)	6,491
Other assets	3,604	(634)	(h)	2,970
Total assets	$882,287	$(7,389)		$874,898
Liabilities
Deposits:
Noninterest-bearing	$69,761	$—		$69,761
Interest-bearing	514,935	(554)	(i)	514,381
Total deposits	584,696	(554)		584,142
Other borrowings	204,475	—		204,475
Other liabilities	8,367	(13)	(j)	8,354
Total liabilities	797,538	(567)		796,971
Net identifiable assets acquired over (under) liabilities assumed	84,749	(6,822)		77,927
Goodwill	—	91,360		91,360
Net assets acquired over liabilities assumed	$84,749	$84,538		$169,287
Consideration:
Ameris Bancorp common shares issued	2,631,520
Price per share of the Company's common stock	$56.15
Company common stock issued	$147,760
Cash exchanged for shares	$21,527
Fair value of total consideration transferred	$169,287
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

(b)
Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio, net of the reversal of Atlantic's unamortized accounting adjustments from loan premiums, loan discounts, deferred loan origination costs and deferred loan origination fees.

(c)	Adjustment reflects the elimination of Atlantic's allowance for loan losses.

(d)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired OREO portfolio.

(e)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(f)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.

(g)
Adjustment reflects the deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(h)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other assets.

(i)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.

(j)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other liabilities.

Goodwill of $91.4 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Atlantic acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $758.2 million of loans at fair value, net of $19.4 million, or 2.50%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $12.1 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$16,077
Non-accretable difference	(2,795)
Cash flows expected to be collected	13,282
Accretable yield	(1,199)
Total purchased credit-impaired loans acquired	$12,083

The following table presents the acquired loan data for the Atlantic acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$12,083	$16,077	$2,795
Acquired receivables not subject to ASC 310-30	$746,099	$1,041,768	$—

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of US Premium Finance Holding Company, a Florida corporation ("USPF"), completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the former shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. As of the January 31, 2018 acquisition date, the present value of the contingent earn-out consideration expected to be paid was $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million.

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

As of June 30, 2018, the Company recorded a preliminary allocation of the purchase price to USPF's assets acquired and liabilities assumed based on estimated fair values as of January 31, 2018. The assets acquired include only identifiable intangible assets related to insurance agent relationships that lead to referral of insurance premium finance loans to USPF, the US Premium Finance trade name and a non-compete agreement with a former USPF shareholder. The following table presents the assets acquired and liabilities assumed of USPF as of January 31, 2018, and their fair value estimates. The Company continues its evaluations of the facts and circumstances available as of January 31, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because the final external valuation was not complete as of June 30, 2018, management continues to evaluate fair value adjustments related to the insurance agent relationships intangible and the deferred tax liability.

(dollars in thousands)	As Recorded by USPF	Initial Fair Value Adjustments		As Recorded by Ameris
Assets
Intangible asset - insurance agent relationships	$—	$20,000	(a)	$20,000
Intangible asset - US Premium Finance trade name	—	1,136	(b)	1,136
Intangible asset - non-compete agreement	—	178	(c)	178
Total assets	$—	$21,314		$21,314
Liabilities
Deferred tax liability	$—	$5,492	(d)	$5,492
Total liabilities	—	5,492		5,492
Net identifiable assets acquired over liabilities assumed	—	15,822		15,822
Goodwill	—	67,159		67,159
Net assets acquired over liabilities assumed	$—	$82,981		$82,981
Consideration:
Ameris Bancorp common shares issued	1,073,158
Price per share of the Company's common stock (weighted average)	$52.047
Company common stock issued	$55,855
Cash exchanged for shares	$21,421
Present value of contingent earn-out consideration expected to be paid	$5,705
Fair value of total consideration transferred	$82,981
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the recording of the fair value of the insurance agent relationships intangible.

(b)	Adjustment reflect the recording of the fair value of the trade name intangible.

(c)	Adjustment reflects the recording of the fair value of the non-compete agreement intangible.

(d)	Adjustment reflects the deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.

The preliminary allocation of the purchase price to identifiable intangible assets resulted in $1.3 million of amortization expense in the second quarter of 2018.  If this allocation had been applied as of the acquisition date, $504,000 of this amount would have been recorded in the first quarter of 2018.

Goodwill of $67.2 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the USPF acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

During the second quarter of 2018, the Company recorded $2.0 million in other noninterest income in the consolidated statements of income and comprehensive income to reflect a decrease in the estimated contingent consideration liability. This decrease in the estimated contingent consideration liability was based on the results of the Premium Finance Division for the three months ended June 30, 2018.

Pro Forma Financial Information

The results of operations of Hamilton, Atlantic and USPF subsequent to their respective acquisition dates are included in the Company’s consolidated statements of income and comprehensive income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2017, unadjusted for potential cost savings.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data; shares in thousands)	2018	2017	2018	2017
Net interest income and noninterest income	$132,540	$119,137	$255,652	$233,949
Net income	$14,603	$30,913	$49,506	$59,643
Net income available to common shareholders	$14,603	$30,913	$49,506	$59,643
Income per common share available to common shareholders – basic	$0.31	$0.65	$1.04	$1.28
Income per common share available to common shareholders – diluted	$0.31	$0.65	$1.04	$1.27
Average number of shares outstanding, basic	47,398	47,287	47,412	46,554
Average number of shares outstanding, diluted	47,676	47,614	47,689	46,881

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

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
State, county and municipal securities	$158,836	$803	$(559)	$159,080
Corporate debt securities	66,935	843	(631)	67,147
Mortgage-backed securities	944,710	422	(17,656)	927,476
Total debt securities	$1,170,481	$2,068	$(18,846)	$1,153,703

December 31, 2017
State, county and municipal securities	$135,968	$1,989	$(163)	$137,794
Corporate debt securities	46,659	721	(237)	47,143
Mortgage-backed securities	630,666	1,762	(6,492)	625,936
Total debt securities	$813,293	$4,472	$(6,892)	$810,873

The amortized cost and estimated fair value of available for sale securities at June 30, 2018 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,384	$12,407
Due from one year to five years	85,744	85,238
Due from five to ten years	95,997	96,826
Due after ten years	31,646	31,756
Mortgage-backed securities	944,710	927,476
	$1,170,481	$1,153,703

Securities with a carrying value of approximately $475.0 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at June 30, 2018, compared with $403.3 million at December 31, 2017.

The following table details the gross unrealized losses and estimated fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2018
State, county and municipal securities	$82,129	$(463)	$4,627	$(96)	$86,756	$(559)
Corporate debt securities	2,475	(148)	17,979	(483)	20,454	(631)
Mortgage-backed securities	633,023	(8,939)	200,041	(8,717)	833,064	(17,656)
Total debt securities	$717,627	$(9,550)	$222,647	$(9,296)	$940,274	$(18,846)

December 31, 2017
State, county and municipal securities	$33,976	$(115)	$4,725	$(48)	$38,701	$(163)
Corporate debt securities	3,465	(35)	18,853	(202)	22,318	(237)
Mortgage-backed securities	262,353	(2,401)	190,368	(4,091)	452,721	(6,492)
Total debt securities	$299,794	$(2,551)	$213,946	$(4,341)	$513,740	$(6,892)

As of June 30, 2018, the Company’s securities portfolio consisted of 586 securities, 388 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At June 30, 2018, the Company held 316 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

At June 30, 2018, the Company held 61 state, county and municipal securities and 11 corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

The Company’s investments in corporate debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at June 30, 2018 or December 31, 2017.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2018, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2018, these investments are not considered impaired on an other-than-temporary basis.

At June 30, 2018 and December 31, 2017, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the six months ended June 30, 2018 and 2017:

(dollars in thousands)	June 30, 2018	June 30, 2017
Gross gains on sales of securities	$332	$38
Gross losses on sales of securities	(295)	(1)
Net realized gains on sales of securities available for sale	$37	$37

Sales proceeds	$46,437	$3,090

Total gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the six months ended June 30, 2018 and 2017:

(dollars in thousands)	June 30, 2018	June 30, 2017
Net realized gains on sales of securities available for sale	$37	$37
Unrealized holding losses on equity securities	(123)	—
Total gain (loss) on securities	$(86)	$37

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of June 30, 2018 and December 31, 2017, the net carrying value of these consumer installment home improvement loans was approximately $339.2 million and $273.7 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of June 30, 2018 and December 31, 2017, the net carrying value of commercial insurance premium loans was approximately $524.3 million and $482.5 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$1,446,857	$1,362,508
Real estate – construction and development	672,155	624,595
Real estate – commercial and farmland	1,640,411	1,535,439
Real estate – residential	1,245,370	1,009,461
Consumer installment	375,722	324,511
	$5,380,515	$4,856,514

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $2.81 billion and $861.6 million at June 30, 2018 and December 31, 2017, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$397,517	$74,378
Real estate – construction and development	268,443	65,513
Real estate – commercial and farmland	1,428,490	468,246
Real estate – residential	679,205	250,539
Consumer installment	38,855	2,919
	$2,812,510	$861,595

A rollforward of purchased loans for the six months ended June 30, 2018 and 2017 is shown below:

(dollars in thousands)	June 30, 2018	June 30, 2017
Balance, January 1	$861,595	$1,069,191
Charge-offs, net of recoveries	(1,060)	(1,860)
Additions due to acquisitions	2,056,918	—
Accretion	4,340	6,165
Transfers to purchased other real estate owned	(556)	(3,281)
Payments received	(108,727)	(119,716)
Ending balance	$2,812,510	$950,499

The following is a summary of changes in the accretable discounts of purchased loans during the six months ended June 30, 2018 and 2017:

(dollars in thousands)	June 30, 2018	June 30, 2017
Balance, January 1	$20,192	$30,624
Additions due to acquisitions	29,318	—
Accretion	(4,340)	(6,165)
Accretable discounts removed due to charge-offs	(4)	(13)
Transfers between non-accretable and accretable discounts, net	1,332	807
Ending balance	$46,498	$25,253

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2018, purchased loan pools totaled $297.5 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $294.6 million and $2.9 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition.

At June 30, 2018, purchased loan pools included principal balances of $2.2 million risk-rated grade 7 (Substandard), while all other loans included in the purchased loan pools were performing current loans risk-rated grade 3 (Good Credit). At June 30, 2018, purchased loan pools included principal balances of $2.2 million on nonaccrual status and had no loans accounted for as troubled debt restructurings.

At December 31, 2017, purchased loan pools included principal balances of $904,000 risk-rated grade 7 (Substandard), while all other loans included in purchased loan pools were performing current risk-rated grade 3 (Good Credit). At December 31, 2017, purchased loan pools had no loans on nonaccrual status and had one loan accounted for as an accruing troubled debt restructuring with a principal balance of $904,000.

At June 30, 2018 and December 31, 2017, the Company had allocated $0.8 million and $1.1 million, respectively, of allowance for loan losses for the purchased loan pools.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$1,741	$1,306
Real estate – construction and development	648	554
Real estate – commercial and farmland	4,282	2,665
Real estate – residential	9,629	9,194
Consumer installment	513	483
	$16,813	$14,202

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$1,602	$813
Real estate – construction and development	9,541	3,139
Real estate – commercial and farmland	8,324	5,685
Real estate – residential	13,906	5,743
Consumer installment	184	48
	$33,557	$15,428

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2018
Commercial, financial and agricultural	$4,981	$6,251	$8,500	$19,732	$1,427,125	$1,446,857	$7,279
Real estate – construction and development	757	434	359	1,550	670,605	672,155	—
Real estate – commercial and farmland	1,914	596	3,662	6,172	1,634,239	1,640,411	—
Real estate – residential	4,669	4,457	7,909	17,035	1,228,335	1,245,370	—
Consumer installment	1,436	662	482	2,580	373,142	375,722	142
Total	$13,757	$12,400	$20,912	$47,069	$5,333,446	$5,380,515	$7,421

December 31, 2017
Commercial, financial and agricultural	$8,124	$3,285	$6,978	$18,387	$1,344,121	$1,362,508	$5,991
Real estate – construction and development	810	23	288	1,121	623,474	624,595	—
Real estate – commercial and farmland	869	787	1,940	3,596	1,531,843	1,535,439	—
Real estate – residential	8,772	2,941	7,041	18,754	990,707	1,009,461	—
Consumer installment	1,556	472	329	2,357	322,154	324,511	—
Total	$20,131	$7,508	$16,576	$44,215	$4,812,299	$4,856,514	$5,991

The following table presents an analysis of purchased past-due loans as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2018
Commercial, financial and agricultural	$371	$65	$1,157	$1,593	$395,924	$397,517	$—
Real estate – construction and development	1,155	469	7,512	9,136	259,307	268,443	—
Real estate – commercial and farmland	2,736	88	2,014	4,838	1,423,652	1,428,490	—
Real estate – residential	9,609	2,640	8,682	20,931	658,274	679,205	—
Consumer installment	1,091	26	127	1,244	37,611	38,855	—
Total	$14,962	$3,288	$19,492	$37,742	$2,774,768	$2,812,510	$—

December 31, 2017
Commercial, financial and agricultural	$—	$33	$760	$793	$73,585	$74,378	$—
Real estate – construction and development	87	31	2,517	2,635	62,878	65,513	—
Real estate – commercial and farmland	1,190	701	2,724	4,615	463,631	468,246	—
Real estate – residential	2,722	1,585	2,320	6,627	243,912	250,539	—
Consumer installment	57	4	43	104	2,815	2,919	—
Total	$4,056	$2,354	$8,364	$14,774	$846,821	$861,595	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Period Ended
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual loans	$16,813	$14,202	$17,083
Troubled debt restructurings not included above	11,023	13,599	12,169
Total impaired loans	$27,836	$27,801	$29,252

Quarter-to-date interest income recognized on impaired loans	$185	$1,010	$320
Year-to-date interest income recognized on impaired loans	$424	$1,867	$560
Quarter-to-date foregone interest income on impaired loans	$221	$197	$247
Year-to-date foregone interest income on impaired loans	$411	$950	$521

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of June 30, 2018, December 31, 2017 and June 30, 2017:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2018
Commercial, financial and agricultural	$2,297	$1,210	$568	$1,778	$87	$1,683	$1,571
Real estate – construction and development	850	679	119	798	1	746	821
Real estate – commercial and farmland	10,168	665	8,149	8,814	1,526	8,488	8,107
Real estate – residential	16,340	5,088	10,840	15,928	1,056	15,158	15,236
Consumer installment	548	518	—	518	—	507	500
Total	$30,203	$8,160	$19,676	$27,836	$2,670	$26,582	$26,235

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2017
Commercial, financial and agricultural	$1,453	$734	$613	$1,347	$145	$1,900	$2,173
Real estate – construction and development	1,467	471	500	971	48	1,065	1,122
Real estate – commercial and farmland	10,646	729	8,873	9,602	1,047	8,910	11,053
Real estate – residential	17,416	4,828	10,565	15,393	1,005	14,294	14,930
Consumer installment	523	488	—	488	—	493	541
Total	$31,505	$7,250	$20,551	$27,801	$2,245	$26,662	$29,819

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2017
Commercial, financial and agricultural	$4,166	$596	$1,907	$2,503	$704	$3,113	$2,695
Real estate – construction and development	1,733	119	1,080	1,199	179	1,123	1,160
Real estate – commercial and farmland	11,885	5,940	4,923	10,863	1,436	11,156	11,730
Real estate – residential	13,569	2,154	12,017	14,171	1,994	15,946	16,186
Consumer installment	583	—	516	516	5	553	572
Total	$31,936	$8,809	$20,443	$29,252	$4,318	$31,891	$32,343

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Period Ended
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccrual loans	$33,557	$15,428	$17,357
Troubled debt restructurings not included above	20,607	20,472	21,020
Total impaired loans	$54,164	$35,900	$38,377

Quarter-to-date interest income recognized on impaired loans	$280	$379	$374
Year-to-date interest income recognized on impaired loans	$976	$1,625	$753
Quarter-to-date foregone interest income on impaired loans	$280	$281	$265
Year-to-date foregone interest income on impaired loans	$525	$1,239	$601

The following table presents an analysis of information pertaining to purchased impaired loans as of June 30, 2018, December 31, 2017 and June 30, 2017:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2018
Commercial, financial and agricultural	$5,945	$1,522	$80	$1,602	$1	$582	$659
Real estate – construction and development	16,715	7,210	3,359	10,569	521	4,962	4,693
Real estate – commercial and farmland	17,039	4,298	10,705	15,003	1,088	11,161	11,573
Real estate – residential	29,145	12,017	14,789	26,806	728	21,196	20,292
Consumer installment	232	184	—	184	—	62	57
Total	$69,076	$25,231	$28,933	$54,164	$2,338	$37,963	$37,274

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2017
Commercial, financial and agricultural	$4,170	$70	$744	$814	$400	$1,450	$827
Real estate – construction and development	9,060	282	3,875	4,157	1,114	4,218	3,877
Real estate – commercial and farmland	14,596	1,224	11,173	12,397	906	12,840	15,329
Real estate – residential	20,867	6,574	11,910	18,484	821	19,002	20,743
Consumer installment	57	48	—	48	—	68	41
Total	$48,750	$8,198	$27,702	$35,900	$3,241	$37,578	$40,817

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2017
Commercial, financial and agricultural	$1,679	$163	$6	$169	$—	$273	$412
Real estate – construction and development	8,296	524	2,967	3,491	257	3,491	3,650
Real estate – commercial and farmland	16,987	2,418	11,616	14,034	771	16,167	16,989
Real estate – residential	24,219	7,647	13,009	20,656	763	21,262	21,904
Consumer installment	36	27	—	27	—	24	24
Total	$51,217	$10,779	$27,598	$38,377	$1,791	$41,217	$42,979

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of June 30, 2018 and December 31, 2017 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
June 30, 2018
1	$530,629	$—	$5,231	$17	$10,025	$545,902
2	562,728	931	51,713	45,015	108	660,495
3	168,418	57,107	885,659	1,076,090	24,429	2,211,703
4	141,404	601,601	642,917	94,518	340,444	1,820,884
5	22,144	5,265	16,819	7,840	1	52,069
6	6,189	4,381	22,530	4,936	114	38,150
7	15,338	2,870	15,542	16,954	601	51,305
8	7	—	—	—	—	7
9	—	—	—	—	—	—
Total	$1,446,857	$672,155	$1,640,411	$1,245,370	$375,722	$5,380,515

December 31, 2017
1	$539,899	$—	$5,790	$47	$9,243	$554,979
2	568,557	1,005	68,507	49,742	670	688,481
3	125,740	59,318	966,391	843,178	39,352	2,033,979
4	117,358	552,918	454,506	88,537	274,462	1,487,781
5	330	4,474	6,408	5,781	3	16,996
6	5,236	4,207	15,108	5,339	185	30,075
7	5,381	2,673	18,729	16,837	596	44,216
8	7	—	—	—	—	7
9	—	—	—	—	—	—
Total	$1,362,508	$624,595	$1,535,439	$1,009,461	$324,511	$4,856,514

The following table presents the purchased loan portfolio by risk grade as of June 30, 2018 and December 31, 2017 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
June 30, 2018
1	$54,608	$—	$—	$—	$575	$55,183
2	36,766	—	7,494	95,222	201	139,683
3	54,774	21,334	302,001	69,889	1,319	449,317
4	193,836	224,596	993,807	459,944	35,960	1,908,143
5	39,040	5,990	69,624	20,627	—	135,281
6	14,246	5,261	18,401	7,132	55	45,095
7	4,247	11,262	37,163	26,391	745	79,808
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$397,517	$268,443	$1,428,490	$679,205	$38,855	$2,812,510

December 31, 2017
1	$3,358	$—	$—	$—	$606	$3,964
2	4,541	—	5,047	91,270	240	101,098
3	8,517	13,014	186,187	50,988	1,166	259,872
4	43,085	39,877	230,570	70,837	711	385,080
5	—	2,306	6,081	11,349	—	19,736
6	13,718	4,076	13,637	5,637	53	37,121
7	1,159	6,240	26,724	20,458	143	54,724
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$74,378	$65,513	$468,246	$250,539	$2,919	$861,595

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2018 and 2017 totaling $50.0 million and $16.2 million, respectively, under such parameters.

As of June 30, 2018 and December 31, 2017, the Company had a balance of $12.4 million and $15.6 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $0.8 million and $2.8 million in previous charge-offs on such loans at June 30, 2018 and December 31, 2017, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0.8 million and $1.4 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ended June 30, 2018 and 2017, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $1.8 million and $1.2 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the six months ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	6	$238	—	$—
Real estate – construction and development	1	3	—	—
Real estate – commercial and farmland	1	302	4	1,062
Real estate – residential	8	1,189	1	77
Consumer installment	6	38	6	31
Total	22	$1,770	11	$1,170

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $1.1 million and $1.0 million defaulted during the six months ended June 30, 2018 and 2017, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	2	$49
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	4	11	4	362
Real estate – residential	18	1,081	9	554
Consumer installment	—	—	7	27
Total	22	$1,092	22	$992

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at June 30, 2018 and December 31, 2017:

June 30, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$38	14	$330
Real estate – construction and development	4	150	3	30
Real estate – commercial and farmland	16	4,531	5	196
Real estate – residential	77	6,299	16	709
Consumer installment	3	5	31	102
Total	104	$11,023	69	$1,367

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

As of June 30, 2018 and December 31, 2017, the Company had a balance of $24.3 million and $24.9 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.7 million and $1.2 million in previous charge-offs on such loans at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ended June 30, 2018 and 2017, the Company modified purchased loans as troubled debt restructurings, with principal balances of $991,000 and $1.9 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the six months ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$6	1	$6
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	4	1,323
Real estate – residential	11	985	4	578
Consumer installment	—	—	—	—
Total	12	$991	9	$1,907

Troubled debt restructurings included in purchased loans with an outstanding balance of $1.6 million and $0.4 million defaulted during the six months ended June 30, 2018 and 2017, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$6
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	1	226
Real estate – residential	21	1,580	4	138
Consumer installment	—	—	1	3
Total	21	$1,580	7	$373

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at June 30, 2018 and December 31, 2017.

June 30, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	4	$21
Real estate – construction and development	4	1,028	6	308
Real estate – commercial and farmland	14	6,679	8	2,161
Real estate – residential	122	12,900	20	1,241
Consumer installment	—	—	2	3
Total	140	$20,607	40	$3,734

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six-month period ended June 30, 2018, the year ended December 31, 2017 and the three and six-month period ended June 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended June 30, 2018
Balance, March 31, 2018	$3,621	$3,572	$8,072	$4,947	$2,172	$2,822	$994	$26,200
Provision for loan losses	7,276	235	132	364	1,427	(106)	(218)	9,110
Loans charged off	(3,744)	(20)	—	(204)	(839)	(910)	—	(5,717)
Recoveries of loans previously charged off	1,247	2	11	29	117	533	—	1,939
Balance, June 30, 2018	$8,400	$3,789	$8,215	$5,136	$2,877	$2,339	$776	$31,532

Six Months Ended June 30, 2018
Balance, December 31, 2017	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791
Provision for loan losses	8,059	64	821	541	2,578	(853)	(299)	10,911
Loans charged off	(5,193)	(20)	(142)	(402)	(1,801)	(1,031)	—	(8,589)
Recoveries of loans previously charged off	1,903	116	35	211	184	970	—	3,419
Balance, June 30, 2018	$8,400	$3,789	$8,215	$5,136	$2,877	$2,339	$776	$31,532

Period-end allocation:
Loans individually evaluated for impairment (1)	$5,003	$1	$1,526	$1,056	$—	$2,339	$1	$9,926
Loans collectively evaluated for impairment	3,397	3,788	6,689	4,080	2,877	—	775	21,606
Ending balance	$8,400	$3,789	$8,215	$5,136	$2,877	$2,339	$776	$31,532

Loans:
Individually evaluated for impairment (1)	$10,881	$119	$8,149	$10,840	$—	$29,041	$2,196	$61,226
Collectively evaluated for impairment	1,435,976	672,036	1,632,262	1,234,530	375,722	2,656,722	295,313	8,302,561
Acquired with deteriorated credit quality	—	—	—	—	—	126,747	—	126,747
Ending balance	$1,446,857	$672,155	$1,640,411	$1,245,370	$375,722	$2,812,510	$297,509	$8,490,534

(1) At June 30, 2018, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended June 30, 2017
Balance, March 31, 2017	$2,798	$3,597	$7,879	$5,840	$854	$2,196	$2,086	$25,250
Provision for loan losses	984	102	255	655	695	(23)	(463)	2,205
Loans charged off	(701)	(41)	(386)	(963)	(438)	(755)	—	(3,284)
Recoveries of loans previously charged off	221	98	121	73	44	373	—	930
Balance, June 30, 2017	$3,302	$3,756	$7,869	$5,605	$1,155	$1,791	$1,623	$25,101

Six Months Ended June 30, 2017
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	1,625	742	472	(136)	869	683	(214)	4,041
Loans charged off	(805)	(94)	(395)	(1,179)	(602)	(1,311)	—	(4,386)
Recoveries of loans previously charged off	290	118	130	134	61	793	—	1,526
Balance, June 30, 2017	$3,302	$3,756	$7,869	$5,605	$1,155	$1,791	$1,623	$25,101

Period-end allocation:
Loans individually evaluated for impairment (1)	$691	$174	$1,437	$1,748	$—	$1,791	$180	$6,021
Loans collectively evaluated for impairment	2,611	3,582	6,432	3,857	1,155	—	1,443	19,080
Ending balance	$3,302	$3,756	$7,869	$5,605	$1,155	$1,791	$1,623	$25,101

Loans:
Individually evaluated for impairment (1)	$2,418	$636	$10,814	$8,282	$—	$27,598	$918	$50,666
Collectively evaluated for impairment	1,216,215	486,222	1,508,188	848,787	148,666	794,706	489,196	5,491,980
Acquired with deteriorated credit quality	—	—	—	—	—	128,195	—	128,195
Ending balance	$1,218,633	$486,858	$1,519,002	$857,069	$148,666	$950,499	$490,114	$5,670,841

(1) At June 30, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 5 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in OREO during the six months ended June 30, 2018 and 2017:

(dollars in thousands)	June 30, 2018	June 30, 2017
Beginning balance, January 1	$8,464	$10,874
Loans transferred to other real estate owned	1,691	3,347
Net gains (losses) on sale and write-downs recorded in statement of income	(154)	(553)
Sales proceeds	(1,923)	(2,185)
Other	(75)	—
Ending balance	$8,003	$11,483

The following is a summary of the activity in purchased OREO during the six months ended June 30, 2018 and 2017:

(dollars in thousands)	June 30, 2018	June 30, 2017
Beginning balance, January 1	$9,011	$12,540
Loans transferred to other real estate owned	556	3,281
Acquired in acquisitions	1,888	—
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	—	40
Net gains (losses) on sale and write-downs recorded in statement of income	(231)	819
Sales proceeds	(3,952)	(5,350)
Ending balance	$7,272	$11,330

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At June 30, 2018 and December 31, 2017, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at June 30, 2018 and December 31, 2017.

(dollars in thousands)	June 30, 2018	December 31, 2017
Securities sold under agreements to repurchase	$11,002	$30,638

At June 30, 2018 and December 31, 2017, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 7 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At June 30, 2018 and December 31, 2017, there were $862.1 million and $250.6 million, respectively, in outstanding other borrowings.

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2018	December 31, 2017
FHLB borrowings:
Daily Rate Credit with a variable interest rate (2.16% at June 30, 2018 and 1.59% at December 31, 2017)	$145,000	$25,000
Fixed Rate Advance due July 11, 2018; fixed interest rate of 1.98%	425,000	—
Fixed Rate Advance due July 19, 2018; fixed interest rate of 2.01%	135,000	—
Fixed Rate Hybrid Advance due November 6, 2018; fixed interest rate of 2.727%	5,000	—
Convertible Flipper Advance due May 22, 2019; current interest rate of 4.68%	1,500	—
Principal Reducing Advance due June 20, 2019; fixed interest rate of 1.274%	1,000	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,300	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	900	—
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,921	—
Fixed Rate Advance due January 8, 2018; fixed interest rate of 1.39%	—	150,000
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,140 and $1,205, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,860	73,795
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	35	49
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,620	1,710
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (5.80% at June 30, 2018)	70,000	—
Total	$862,136	$250,554

The advances from the FHLB are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2018, $990.6 million was available for borrowing on lines with the FHLB.

At June 30, 2018, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $100.0 million.  This line of credit is secured by subsidiary bank stock, expires on September 26, 2020, and bears a variable interest rate of 90-day LIBOR plus 3.50%.  At June 30, 2018, there was $30.0 million available for borrowing under the revolving credit arrangement.

As of June 30, 2018, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $82.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2018, the Company had $1.16 billion of loans pledged at the Federal Reserve discount window and had $755.2 million available for borrowing.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$1,527,944	$1,109,806
Unused home equity lines of credit	109,417	69,788
Financial standby letters of credit	16,397	11,389
Mortgage interest rate lock commitments	153,544	86,149
Mortgage forward contracts with positive fair value	—	31,500

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

Other Commitments

As of June 30, 2018, a $75.0 million letter of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Hamilton Acquisition

On June 29, 2018, the Company issued 6,548,385 shares of its common stock to the shareholders of Hamilton. Such shares had a value of $53.35 per share at the time of issuance, resulting in an increase in shareholders’ equity of $349.4 million.

For additional information regarding the Hamilton acquisition, see Note 2.

Atlantic Acquisition

On May 25, 2018, the Company issued 2,631,520 shares of its common stock to the shareholders of Atlantic. Such shares had a value of $56.15 per share at the time of issuance, resulting in an increase in shareholders’ equity of $147.8 million.

For additional information regarding the Atlantic acquisition, see Note 2.

USPF Acquisition

On January 18, 2017, in exchange for 4.99% of the outstanding shares of common stock of USPF, the Company issued 128,572 unregistered shares of its common stock to a selling shareholder of USPF. A registration statement was filed with the Securities and Exchange Commission on February 13, 2017 to register the resale or other disposition of these shares. The issuance of the 128,572 common shares, valued at $45.45 per share at the time of issuance, resulted in an increase in shareholders’ equity of $5.8 million.

On January 3, 2018, in exchange for 25.01% of the outstanding shares of common stock of USPF, the Company issued 114,285 unregistered shares of its common stock and paid $12.5 million in cash to a selling shareholder of USPF. The issuance of the 114,285 common shares, valued at $48.55 per share at the time of issuance, resulted in an increase in shareholders’ equity of $5.5 million.

On January 31, 2018, in exchange for the final 70% of the outstanding shares of common stock of USPF, the Company issued 830,301 unregistered shares of its common stock and paid $8.9 million in cash to the selling shareholders of USPF. The issuance of the 830,301 common shares,valued at $53.55 per share at the time of issuance, resulted in an increase in shareholders’ equity of $44.5 million. The selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019.

On February 16, 2018, a registration statement was filed with the Securities and Exchange Commission to register the resale or other disposition of the combined 944,586 shares issued on January 3, 2018 and January 31, 2018.

For additional information regarding the USPF acquisition, see Note 2.

2017 Public Offering

On March 6, 2017, the Company completed an underwritten public offering of 2,012,500 shares of the Company’s common stock at a price to the public of $46.50 per share. The Company received net proceeds from the issuance of $88.7 million, after deducting $4.9 million in underwriting discounts and commissions and other issuance costs.

In March 2017, the Company made a capital contribution to the Bank in the amount of $110.0 million, using the net proceeds of the March 6, 2017 issuance of common stock as well as a portion of the net proceeds of the March 13, 2017 issuance of the Company’s 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 discussed in Note 7.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of June 30, 2018 and 2017:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(29)	(29)
Current year changes, net of tax	347	(11,217)	(10,870)
Balance, June 30, 2018	$586	$(13,157)	$(12,571)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$176	$(1,234)	$(1,058)
Reclassification for gains included in net income, net of tax	—	(24)	(24)
Current year changes, net of tax	(63)	2,566	2,503
Balance, June 30, 2017	$113	$1,308	$1,421

NOTE 11 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(share data in thousands)	2018	2017	2018	2017
Average common shares outstanding	39,432	37,163	38,703	36,418
Common share equivalents:
Stock options	15	73	15	73
Nonvested restricted share grants	263	253	263	253
Average common shares outstanding, assuming dilution	39,710	37,489	38,981	36,744

For the three and six-month periods ended June 30, 2018 and 2017, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company’s loans held for sale are carried at fair value and are comprised of the following:

(dollars in thousands)	June 30, 2018	December 31, 2017
Mortgage loans held for sale	$133,204	$190,445
SBA loans held for sale	4,045	6,997
Total loans held for sale	$137,249	$197,442

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $4.4 million and $4.2 million resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2018 and 2017, respectively. A net gain of $2.1 million and a net loss of $2.1 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the six months ended June 30, 2018 and 2017, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale carried at fair value as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018	December 31, 2017
Aggregate fair value of mortgage loans held for sale	$133,204	$190,445
Aggregate unpaid principal balance	128,773	185,814
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Cash and Due From Banks, Federal Funds Sold and Interest-Bearing Deposits in Banks, and Time Deposits in Other Banks: The carrying amount of cash and due from banks, federal funds sold and interest-bearing deposits in banks, and time deposits in other banks approximates fair value.

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

Intangible Assets: Intangible assets include core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of seven to ten years. Intangible assets also include insurance agent relationships, trade name and non-compete agreement intangible assets acquired in the USPF acquisition.

These USPF intangible assets were initially recognized based on a valuation performed as of the consummation date and are amortized over estimated useful lives ranging from three to 15 years.

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

Liability for USPF Acquisition Contingent Consideration: As discussed in Note 2, the selling shareholders of USPF may receive additional future cash payments based on the achievement by the Company's premium finance division of certain income targets between January 1, 2018 and June 30, 2019. The carrying value is used as the Level 3 fair value estimate for this liability.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2018 and December 31,

2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2018 and December 31, 2017:

	Recurring Basis Fair Value Measurements
	June 30, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$159,080	$—	$159,080	$—
Corporate debt securities	67,147	—	65,647	1,500
Mortgage-backed securities	927,476	—	927,476	—
Loans held for sale	137,249	—	137,249	—
Derivative financial instruments	229	—	229	—
Mortgage banking derivative instruments	4,707	—	4,707	—
Total recurring assets at fair value	$1,295,888	$—	$1,294,388	$1,500
Financial liabilities:
Mortgage banking derivative instruments	$887	$—	$887	$—
Total recurring liabilities at fair value	$887	$—	$887	$—

	Recurring Basis Fair Value Measurements
	December 31, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$137,794	$—	$137,794	$—
Corporate debt securities	47,143	—	45,643	1,500
Mortgage-backed securities	625,936	—	625,936	—
Loans held for sale	197,442	—	197,442	—
Mortgage banking derivative instruments	2,888	—	2,888	—
Total recurring assets at fair value	$1,011,203	$—	$1,009,703	$1,500
Financial liabilities:
Derivative financial instruments	$381	$—	$381	$—
Mortgage banking derivative instruments	67	—	67	—
Total recurring liabilities at fair value	$448	$—	$448	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2018 and December 31, 2017:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Impaired loans carried at fair value	$34,846	$—	$—	$34,846
Other real estate owned	1,985	—	—	1,985
Purchased other real estate owned	7,272	—	—	7,272
Total nonrecurring assets at fair value	$44,103	$—	$—	$44,103

December 31, 2017
Impaired loans carried at fair value	$27,684	$—	$—	$27,684
Other real estate owned	323	—	—	323
Purchased other real estate owned	9,011	—	—	9,011
Total nonrecurring assets at fair value	$37,018	$—	$—	$37,018

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2018 and the year ended December 31, 2017, there was not a change in the methods and significant assumptions used to estimate fair value for assets and liabilities carried at fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2018
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$34,846	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 90%	20%
Other real estate owned	$1,985	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 48%	23%
Purchased other real estate owned	$7,272	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	18%

December 31, 2017
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$27,684	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	24%
Other real estate owned	$323	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 15%	15%
Purchased other real estate owned	$9,011	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	26%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows. The methods used to estimate the fair value of financial instruments at December 31, 2017 approximated an entry price. In accordance with the adoption of ASU 2016-01, the methods utilized to estimate the fair value of financial instruments at June 30, 2018 represent an approximation of exit price; however, an actual price derived in an active market may differ.

		Fair Value Measurements
		June 30, 2018
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$151,539	$151,539	$—	$—	$151,539
Federal funds sold and interest-bearing deposits in banks	273,170	273,170	—	—	273,170
Time deposits in other banks	11,558	—	11,558	—	11,558
Loans, net	8,424,156	—	—	8,415,555	8,415,555
Accrued interest receivable	33,423	33,423	—	—	33,423
Financial liabilities:
Deposits	$8,761,593	$—	$8,766,345	$—	$8,766,345
Securities sold under agreements to repurchase	11,002	11,002	—	—	11,002
Other borrowings	862,136	—	863,276	—	863,276
Subordinated deferrable interest debentures	88,646	—	85,249	—	85,249
FDIC loss-share payable	18,716	—	—	18,997	18,997
Liability for USPF acquisition contingent consideration	3,699	—	—	3,699	3,699
Accrued interest payable	4,703	4,703	—	—	4,703

		Fair Value Measurements
		December 31, 2017
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$139,313	$139,313	$—	$—	$139,313
Federal funds sold and interest-bearing deposits in banks	191,345	191,345	—	—	191,345
Loans, net	5,992,880	—	—	5,960,963	5,960,963
Accrued interest receivable	26,005	26,005	—	—	26,005
Financial liabilities:
Deposits	$6,625,845	$—	$6,627,773	$—	$6,627,773
Securities sold under agreements to repurchase	30,638	30,638	—	—	30,638
Other borrowings	250,554	—	251,759	—	251,759
Subordinated deferrable interest debentures	85,550	—	74,243	—	74,243
FDIC loss-share payable	8,803	—	—	9,548	9,548
Accrued interest payable	3,258	3,258	—	—	3,258

NOTE 13 – SEGMENT REPORTING

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$68,398	$7,973	$3,641	$1,907	$8,027	$89,946
Interest expense	6,639	2,927	1,315	587	2,479	13,947
Net interest income	61,759	5,046	2,326	1,320	5,548	75,999
Provision for loan losses	766	246	—	447	7,651	9,110
Noninterest income	13,287	13,889	735	1,349	2,047	31,307
Noninterest expense
Salaries and employee benefits	26,646	10,864	128	736	1,402	39,776
Equipment and occupancy expenses	5,684	545	—	55	106	6,390
Data processing and telecommunications expenses	5,611	383	30	9	406	6,439
Other expenses	29,937	1,778	55	290	1,721	33,781
Total noninterest expense	67,878	13,570	213	1,090	3,635	86,386
Income before income tax expense	6,402	5,119	2,848	1,132	(3,691)	11,810
Income tax expense	1,716	1,075	598	238	(1,204)	2,423
Net income	$4,686	$4,044	$2,250	$894	$(2,487)	$9,387

Total assets	$9,380,969	$727,639	$324,706	$142,116	$615,267	$11,190,697
Goodwill	437,605	—	—	—	67,159	504,764
Other intangible assets, net	33,507	—	—	—	20,054	53,561

	Three Months Ended June 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$56,694	$4,974	$1,613	$1,258	$6,872	$71,411
Interest expense	4,894	1,504	359	373	1,124	8,254
Net interest income	51,800	3,470	1,254	885	5,748	63,157
Provision for loan losses	1,491	347	176	51	140	2,205
Noninterest income	12,954	13,053	438	1,718	26	28,189
Noninterest expense
Salaries and employee benefits	19,359	7,763	127	890	993	29,132
Equipment and occupancy expenses	5,427	610	1	54	54	6,146
Data processing and telecommunications expenses	6,378	440	25	2	183	7,028
Other expenses	10,209	888	54	259	2,023	13,433
Total noninterest expense	41,373	9,701	207	1,205	3,253	55,739
Income before income tax expense	21,890	6,475	1,309	1,347	2,381	33,402
Income tax expense	6,095	2,361	472	472	915	10,315
Net income	$15,795	$4,114	$837	$875	$1,466	$23,087

Total assets	$6,186,980	$475,599	$174,149	$80,909	$480,221	$7,397,858
Goodwill	125,532	—	—	—	—	125,532
Other intangible assets, net	15,378	—	—	—	—	15,378

The following tables present selected financial information with respect to the Company’s reportable business segments for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$129,294	$14,795	$6,393	$3,338	$15,638	$169,458
Interest expense	12,176	4,752	2,212	1,094	4,424	24,658
Net interest income	117,118	10,043	4,181	2,244	11,214	144,800
Provision for loan losses	1,654	463	—	984	7,810	10,911
Noninterest income	26,386	25,474	1,132	2,719	2,060	57,771
Noninterest expense
Salaries and employee benefits	48,714	18,606	266	1,476	2,803	71,865
Equipment and occupancy expenses	11,161	1,138	—	113	176	12,588
Data processing and telecommunications expenses	11,915	772	63	18	806	13,574
Other expenses	41,017	3,509	107	526	2,298	47,457
Total noninterest expense	112,807	24,025	436	2,133	6,083	145,484
Income before income tax expense	29,043	11,029	4,877	1,846	(619)	46,176
Income tax expense	6,958	2,319	1,024	388	(560)	10,129
Net income	$22,085	$8,710	$3,853	$1,458	$(59)	$36,047

	Six Months Ended June 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$110,906	$9,028	$2,946	$2,471	$13,110	$138,461
Interest expense	8,980	2,582	587	679	1,886	14,714
Net interest income	101,926	6,446	2,359	1,792	11,224	123,747
Provision for loan losses	3,473	355	(56)	99	170	4,041
Noninterest income	25,967	23,566	757	3,533	72	53,895
Noninterest expense
Salaries and employee benefits	38,203	14,979	274	1,481	1,989	56,926
Equipment and occupancy expenses	10,684	1,129	2	105	103	12,023
Data processing and telecommunications expenses	12,421	757	52	3	367	13,600
Other expenses	19,450	2,029	86	470	4,248	26,283
Total noninterest expense	80,758	18,894	414	2,059	6,707	108,832
Income before income tax expense	43,662	10,763	2,758	3,167	4,419	64,769
Income tax expense	12,951	3,862	979	1,109	1,628	20,529
Net income	$30,711	$6,901	$1,779	$2,058	$2,791	$44,240

NOTE 14 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$4,580	$4,143	$8,789	$8,189
Overdraft fees	4,087	4,408	8,195	8,852
Other service charges on deposit accounts	1,946	2,065	3,857	4,138
Total ASC 606 revenue included in service charges on deposits accounts	10,613	10,616	20,841	21,179
Total service charges on deposit accounts	$10,613	$10,616	$20,841	$21,179

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$632	$656	$1,294	$1,329
Total ASC 606 revenue included in other service charges, commission and fees	632	656	1,294	1,329
Other	65	73	122	109
Total other service charges, commission and fees	$697	$729	$1,416	$1,438

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

Gains/Losses on the Sale of OREO - The net gains and losses on sales of OREO are recorded in credit resolution related expenses in the Company's consolidated statement of income and comprehensive income. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company does not provide financing for the sale of OREO unless these criteria are met and the OREO can be derecognized. The following provides information on net gains (losses) recognized on the sale of OREO for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net gains (losses) recognized on sale of OREO	$(220)	$256	$(229)	$680

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following: general competitive, economic, political and market conditions and fluctuations, including movements in interest rates; competitive pressures on product pricing and services; legislative and regulatory initiatives; additional competition in our markets; changes in state and federal banking laws and regulations to which we are subject; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by us; the successful integration of acquired businesses on a timely basis; the timely realization of expected cost savings and any revenue synergies from acquisition transactions; weather, natural disasters and other catastrophic events; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2018, as compared with December 31, 2017, and operating results for the three- and six-month periods ended June 30, 2018 and 2017. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

						Six Months Ended
(in thousands, except share and per share data)	Second Quarter 2018	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	June 30, 2018	June 30, 2017
Results of Operations:
Net interest income	$75,999	$68,801	$69,523	$66,855	$63,157	$144,800	$123,747
Net interest income (tax equivalent)	76,943	69,787	71,537	68,668	64,773	146,730	126,881
Provision for loan losses	9,110	1,801	2,536	1,787	2,205	10,911	4,041
Non-interest income	31,307	26,464	23,563	26,999	28,189	57,771	53,895
Non-interest expense	86,386	59,098	59,337	63,767	55,739	145,484	108,832
Income tax expense	2,423	7,706	22,063	8,142	10,315	10,129	20,529
Net income available to common shareholders	9,387	26,660	9,150	20,158	23,087	36,047	44,240
Selected Average Balances:
Investment securities	$908,782	$860,419	$850,817	$864,456	$866,960	$884,856	$864,799
Loans held for sale	141,875	138,129	138,468	126,798	110,933	140,012	94,368
Loans	5,198,301	4,902,082	4,692,997	4,379,082	3,994,213	5,051,742	3,838,324
Purchased loans	1,107,184	842,509	888,854	937,595	973,521	974,846	1,004,252
Purchased loan pools	310,594	325,113	446,677	475,742	516,949	317,813	530,480
Earning assets	7,818,525	7,215,742	7,202,103	6,892,939	6,584,386	7,521,195	6,466,750
Assets	8,529,035	7,823,451	7,777,996	7,461,367	7,152,024	8,207,704	7,037,482
Deposits	6,607,518	6,383,513	6,372,259	5,837,154	5,671,394	6,496,134	5,581,857
Shareholders’ equity	974,494	849,346	812,264	796,856	774,664	941,778	735,465
Period-End Balances:
Investment securities	$1,198,472	$880,812	$853,143	$867,570	$861,188	$1,198,472	$861,188
Loans held for sale	137,249	111,135	197,442	137,392	146,766	137,249	146,766
Loans	5,380,515	5,051,986	4,856,514	4,574,678	4,230,228	5,380,515	4,230,228
Purchased loans	2,812,510	818,587	861,595	917,126	950,499	2,812,510	950,499
Purchased loan pools	297,509	319,598	328,246	465,218	490,114	297,509	490,114
Earning assets	10,110,983	7,393,048	7,288,285	7,074,828	6,816,606	10,110,983	6,816,606
Total assets	11,190,697	8,022,828	7,856,203	7,649,820	7,397,858	11,190,697	7,397,858
Deposits	8,761,593	6,446,165	6,625,845	5,895,504	5,793,397	8,761,593	5,793,397
Shareholders’ equity	1,371,896	868,944	804,479	801,921	782,682	1,371,896	782,682
Per Common Share Data:
Earnings per share - basic	$0.24	0.70	0.25	0.54	0.62	0.93	1.21
Earnings per share - diluted	$0.24	0.70	0.24	0.54	0.62	0.92	1.20
Book value per common share	$28.87	$22.67	$21.59	$21.54	$21.03	$28.87	$21.03
Tangible book value per common share	$17.12	$16.90	$17.86	$17.78	$17.24	$17.12	$17.24
End of period shares outstanding	47,518,662	38,327,081	37,260,012	37,231,049	37,222,904	47,518,662	37,222,904

						Six Months Ended
(in thousands, except share and per share data)	Second Quarter 2018	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	June 30, 2018	June 30, 2017
Weighted Average Shares Outstanding:
Basic	39,432,021	37,966,781	37,238,564	37,225,418	37,162,810	38,703,449	36,417,754
Diluted	39,709,503	38,250,122	37,556,335	37,552,667	37,489,348	38,980,754	36,744,190
Market Price:
High intraday price	$58.10	$59.05	$51.30	$51.28	$49.80	$59.05	$49.80
Low intraday price	$50.20	$47.90	$44.75	$41.05	$42.60	$47.90	$41.60
Closing price for quarter	$53.35	$52.90	$48.20	$48.00	$48.20	$53.35	$48.20
Average daily trading volume	253,413	235,964	206,178	168,911	169,617	244,914	205,998
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.20	$0.20
Closing price to book value	1.85	2.33	2.23	2.23	2.29	1.85	2.29
Performance Ratios:
Return on average assets	0.44%	1.38%	0.47%	1.07%	1.29%	0.89%	1.27%
Return on average common equity	3.86%	12.73%	4.47%	10.04%	11.95%	7.72%	12.13%
Average loans to average deposits	102.28%	97.25%	96.78%	101.41%	98.66%	99.82%	97.95%
Average equity to average assets	11.43%	10.86%	10.44%	10.68%	10.83%	11.47%	10.45%
Net interest margin (tax equivalent)	3.95%	3.92%	3.94%	3.95%	3.95%	3.93%	3.96%
Efficiency ratio	80.50%	62.04%	63.74%	67.94%	61.02%	71.82%	61.26%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$1,371,896	$868,944	$804,479	$801,921	$782,682	$1,371,896	$782,682
Less:
Goodwill	504,764	208,513	125,532	125,532	125,532	504,764	125,532
Other intangible assets, net	53,561	12,562	13,496	14,437	15,378	53,561	15,378
Tangible common equity	$813,571	$647,869	$665,451	$661,952	$641,772	$813,571	$641,772
End of period shares outstanding	47,518,662	38,327,081	37,260,012	37,231,049	37,222,904	47,518,662	37,222,904
Book value per common share	$28.87	$22.67	$21.59	$21.54	$21.03	$28.87	$21.03
Tangible book value per common share	17.12	16.90	17.86	17.78	17.24	17.12	17.24

Acquisitions Completed in 2018

During the six months ended June 30, 2018, the Company completed three acquisitions: USPF, Atlantic, and Hamilton.

In accounting for business combinations, the Company uses the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, assets acquired, liabilities assumed and consideration exchanged are recorded at their respective acquisition date fair values. Any identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented or exchanged separately from the entity). If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

Under the acquisition method, income and expenses of the acquiree are recognized prospectively beginning from the date of acquisition.

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of USPF, completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the former shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. As of the January 31, 2108 acquisition date, the present value of the contingent earn-out consideration expected to be paid was $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million. For additional information regarding the USPF acquisition see Note 2.

Atlantic Coast Financial Corporation

On May 25, 2018, the Company completed its acquisition of Atlantic. Upon consummation of the acquisition, Atlantic was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Atlantic's wholly owned banking subsidiary, Atlantic Coast Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Atlantic Coast Bank had a total of 12 full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida, Waycross, Georgia and Douglas, Georgia. Under the terms of the merger agreement, Atlantic's shareholders received 0.17 shares of Ameris common stock and $1.39 in cash for each share of Atlantic common stock they previously held. As a result, the Company issued 2,631,520 common shares at a fair value of $147.8 million and paid $21.5 million in cash to the former shareholders of Atlantic as merger consideration.

In accounting for the Atlantic acquisition, the Company recorded assets (exclusive of goodwill) of $874.9 million, loans held for investment of $758.2 million, deposits of $584.1 million, and other borrowings of $204.5 million. For additional information regarding the Atlantic acquisition see Note 2.

Hamilton State Bancshares, Inc.

On June 29, 2018, the Company completed its acquisition of Hamilton. Upon consummation of the acquisition, Hamilton was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Hamilton's wholly owned banking subsidiary, Hamilton State Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Hamilton State Bank had a total of 28 full-service branches located in Atlanta, Georgia and the surrounding area as well as in Gainesville, Georgia. Under the terms of the merger agreement, Hamilton's shareholders received 0.16 shares of Ameris common stock and $0.93 in cash for each share of Hamilton voting common stock or nonvoting common stock they previously held. As a result, the Company issued 6,548,385 common shares at a fair value of $349.4 million and paid $47.7 million in cash to the former shareholders of Hamilton as merger consideration.

In accounting for the Hamilton acquisition, the Company recorded assets (exclusive of goodwill) of $1.78 billion, investment securities of $285.8 million, loans held for investment of $1.30 billion, and deposits of $1.58 billion. For additional information regarding the Hamilton acquisition see Note 2.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $9.4 million, or $0.24 per diluted share, for the quarter ended June 30, 2018, compared with $23.1 million, or $0.62 per diluted share, for the same period in 2017. The Company’s return on average assets and average shareholders’ equity were 0.44% and 3.86%, respectively, in the second quarter of 2018, compared with 1.29% and 11.95%, respectively, in the second quarter of 2017. During the second quarter of 2018, the Company incurred pre-tax merger and conversion charges of $18.4 million, pre-tax expenses related to the retirement of Edwin W. Hortman, Jr., the Company's Executive Chairman, of $5.5 million and pre-tax losses on the sale of premises of $196,000. During the second quarter of 2017, the Company incurred pre-tax losses on the sale of premises of $570,000. Excluding these merger and conversion charges, expenses related to the Executive Chairman's retirement and losses on the sale of premises, the Company’s net income would have been $29.2 million, or $0.74 per diluted share, for the second quarter of 2018 and $23.5 million, or $0.63 per diluted share, for the second quarter of 2017.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended June 30,
(in thousands, except share and per share data)	2018	2017
Net income available to common shareholders	$9,387	$23,087
Adjustment items:
Merger and conversion charges	18,391	—
Executive Chairman retirement benefits	5,457	—
Loss on the sale of premises	196	570
Tax effect of adjustment items (Note 1)	(4,192)	(199)
After tax adjustment items	19,852	371
Adjusted net income	$29,239	$23,458

Weighted average common shares outstanding - diluted	39,709,503	37,489,348
Net income per diluted share	$0.24	$0.62
Adjusted net income per diluted share	$0.74	$0.63

Note 1: A portion of the 2Q18 Merger and conversion charges and the 2Q18 Executive Chairman reitrement benefits are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the second quarter of 2018 and 2017, respectively:

	Three Months Ended June 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$68,398	$7,973	$3,641	$1,907	$8,027	$89,946
Interest expense	6,639	2,927	1,315	587	2,479	13,947
Net interest income	61,759	5,046	2,326	1,320	5,548	75,999
Provision for loan losses	766	246	—	447	7,651	9,110
Noninterest income	13,287	13,889	735	1,349	2,047	31,307
Noninterest expense
Salaries and employee benefits	26,646	10,864	128	736	1,402	39,776
Equipment and occupancy expenses	5,684	545	—	55	106	6,390
Data processing and telecommunications expenses	5,611	383	30	9	406	6,439
Other expenses	29,937	1,778	55	290	1,721	33,781
Total noninterest expense	67,878	13,570	213	1,090	3,635	86,386
Income before income tax expense	6,402	5,119	2,848	1,132	(3,691)	11,810
Income tax expense	1,716	1,075	598	238	(1,204)	2,423
Net income	$4,686	$4,044	$2,250	$894	$(2,487)	$9,387

	Three Months Ended June 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$56,694	$4,974	$1,613	$1,258	$6,872	$71,411
Interest expense	4,894	1,504	359	373	1,124	8,254
Net interest income	51,800	3,470	1,254	885	5,748	63,157
Provision for loan losses	1,491	347	176	51	140	2,205
Noninterest income	12,954	13,053	438	1,718	26	28,189
Noninterest expense
Salaries and employee benefits	19,359	7,763	127	890	993	29,132
Equipment and occupancy expenses	5,427	610	1	54	54	6,146
Data processing and telecommunications expenses	6,378	440	25	2	183	7,028
Other expenses	10,209	888	54	259	2,023	13,433
Total noninterest expense	41,373	9,701	207	1,205	3,253	55,739
Income before income tax expense	21,890	6,475	1,309	1,347	2,381	33,402
Income tax expense	6,095	2,361	472	472	915	10,315
Net income	$15,795	$4,114	$837	$875	$1,466	$23,087

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2018 and 2017. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate for 2018 and a 35% federal tax rate for 2017.

	Quarter Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$151,789	$723	1.91%	$121,810	$351	1.16%
Investment securities	908,782	6,547	2.89%	866,960	5,812	2.69%
Loans held for sale	141,875	1,315	3.72%	110,933	1,058	3.83%
Loans	5,198,301	63,908	4.93%	3,994,213	47,255	4.75%
Purchased loans	1,107,184	16,130	5.84%	973,521	14,765	6.08%
Purchased loan pools	310,594	2,267	2.93%	516,949	3,786	2.94%
Total interest-earning assets	7,818,525	90,890	4.66%	6,584,386	73,027	4.45%
Noninterest-earning assets	710,510			567,638
Total assets	$8,529,035			$7,152,024

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$3,557,879	$5,149	0.58%	$3,054,517	$2,573	0.34%
Time deposits	1,075,729	2,645	0.99%	1,001,876	2,007	0.80%
Federal funds purchased and securities sold under agreements to repurchase	14,762	5	0.14%	27,088	13	0.19%
FHLB advances	703,177	3,383	1.93%	483,583	1,238	1.03%
Other borrowings	86,302	1,320	6.13%	75,625	1,158	6.14%
Subordinated deferrable interest debentures	86,085	1,445	6.73%	84,710	1,265	5.99%
Total interest-bearing liabilities	5,523,934	13,947	1.01%	4,727,399	8,254	0.70%
Demand deposits	1,973,910			1,615,001
Other liabilities	56,697			34,960
Shareholders’ equity	974,494			774,664
Total liabilities and shareholders’ equity	$8,529,035			$7,152,024
Interest rate spread			3.65%			3.75%
Net interest income		$76,943			$64,773
Net interest margin			3.95%			3.95%

On a tax-equivalent basis, net interest income for the second quarter of 2018 was $76.9 million, an increase of $12.2 million, or 18.8%, compared with $64.8 million reported in the same quarter in 2017. The higher net interest income is a result of growth in average interest earning assets which increased $1.23 billion, or 18.7%, from $6.58 billion in the second quarter of 2017 to $7.82 billion for the second quarter of 2018. The Company’s net interest margin during the second quarter of 2018 was 3.95%, consistent with 3.95% reported in the second quarter of 2017 and up 3 basis points from 3.92% reported in the first quarter of 2018.

Total interest income, on a tax-equivalent basis, increased to $90.9 million during the second quarter of 2018, compared with $73.0 million in the same quarter of 2017. Yields on earning assets increased to 4.66% during the second quarter of 2018, compared with 4.45% reported in the second quarter of 2017. During the second quarter of 2018, loans comprised 86.4% of average earning assets, compared with 85.0% in the same quarter of 2017. This increase is primarily a result of growth in average legacy loans which increased $1.20 billion, or 30.1%, to $5.20 billion in the second quarter 2018 from $3.99 billion in the same period of 2017. Yields on legacy loans increased to 4.93% in the second quarter of 2018, compared with 4.75% in the same period of 2017. The yield on purchased loans decreased from 6.08% in the second quarter of 2017 to 5.84% during the second quarter of 2018. Accretion income for the second quarter of 2018 was $2.7 million, compared with $1.4 million in the first quarter of 2018 and $2.9 million in the second quarter of 2017. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 4.89% for the second quarter of 2017, compared with 4.88% in the same period of 2018. Yields on purchased loan pools decreased slightly from 2.94% in the second quarter of 2017 to 2.93% in the same period in 2018. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.70% in the second quarter of 2017 to 1.01% in the second quarter of 2018. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 0.75% in the second quarter of 2018, compared with 0.52% during the second quarter of 2017. Deposit costs increased from 0.32% in the second quarter of 2017 to 0.47% in the second quarter of 2018. Non-deposit funding costs increased from 2.20% in the second quarter of 2017 to 2.77% in the second quarter of 2018. The increase in non-deposit funding costs was driven primarily by higher market rates being paid on short-term FHLB advances. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 83.7% of total deposits in the second quarter of 2018, compared with 82.3% during the second quarter of 2017. Average balances of interest bearing deposits and their respective costs for the second quarter of 2018 and 2017 are shown below:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,311,952	0.35%	$1,154,364	0.18%
MMDA	1,950,601	0.81%	1,621,487	0.50%
Savings	295,326	0.07%	278,666	0.06%
Retail CDs < $100,000	475,965	0.76%	441,556	0.58%
Retail CDs > $100,000	585,632	1.14%	560,320	0.98%
Brokered CDs	14,132	1.93%	—	—%
Interest-bearing deposits	$4,633,608	0.67%	$4,056,393	0.45%

Provision for Loan Losses

The Company’s provision for loan losses during the second quarter of 2018 amounted to $9.1 million, compared with $1.8 million in the first quarter of 2018 and $2.2 million in the second quarter of 2017. Approximately $6.7 million of the provision for loan losses recorded during the second quarter of 2018 was attributable to two loan relationships within the premium finance division that became impaired during the second quarter of 2018. At June 30, 2018, classified loans still accruing increased to $78.5 million, compared with $57.8 million at December 31, 2017 due to classified loans still accruing purchased during the second quarter of 2018 in the Atlantic and Hamilton acquisitions. Non-performing assets as a percentage of total assets decreased slightly from 0.68% at December 31, 2017 to 0.67% at June 30, 2018. Net charge-offs on legacy loans during the second quarter of 2018 were approximately $3.4 million, or 0.26% of average legacy loans on an annualized basis, compared with approximately $2.0 million, or 0.20%, in the second quarter of 2017. The increase in net charge-offs on legacy loans during the second quarter of 2018 was primarily attributable to elevated charge-offs in the premium finance division. The Company’s allowance for loan losses allocated to legacy loans at June 30, 2018 was $28.4 million, or 0.53% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The Company’s total allowance for loan losses at June 30, 2018 was $31.5 million, or 0.37% of total loans, increasing from $25.8 million, or 0.43% of total loans, at December 31, 2017.

Noninterest Income

Total non-interest income for the second quarter of 2018 was $31.3 million, an increase of $3.1 million, or 11.1%, from the $28.2 million reported in the second quarter of 2017.  Service charges on deposit accounts in the second quarter of 2018 were $10.6 million, consistent with $10.6 million in the second quarter of 2017. Income from mortgage-related activities increased $947,000, or 6.8%, from $13.9 million in the second quarter of 2017 to $14.9 million in the second quarter of 2018. Total production in the second quarter of 2018 amounted to $522.1 million, compared with $400.2 million in the same quarter of 2017, while spread (gain on sale) decreased to 2.94% in the current quarter compared with 3.46% in the same quarter of 2017. The retail mortgage open pipeline finished the second quarter of 2018 at $228.7 million, compared with $153.3 million at the beginning of the second quarter of 2018 and $174.3 million at the end of the second quarter of 2017. Other service charges, commissions and fees decreased $32,000, or 4.4%, to $697,000 during the second quarter of 2018, compared with $729,000 during the second quarter of 2017. Other non-interest income increased $2.4 million, or 86.2%, to $5.2 million for the second quarter of 2018, compared with $2.9 million during the second quarter of 2017. The increase in other non-interest income was primarily attributable to $2.0 million in other income recorded as a result of a decrease in the estimated contingent consideration liability related to the USPF acquisition.

Noninterest Expense

Total non-interest expenses for the second quarter of 2018 increased $30.6 million, or 55.0%, to $86.4 million, compared with $55.7 million in the same quarter 2017. Salaries and employee benefits increased $10.6 million, or 36.5%, from $29.1 million in the second quarter of 2017 to $39.8 million in the second quarter of 2018 due to higher incentive pay in the retail mortgage division reflective of higher mortgage loan production levels, increased share-based compensation expense and new positions added in the Company's Bank Secrecy Act ("BSA") function, as well as $5.5 million in expense recorded during the second quarter of 2018 related to the retirement of the Company's Executive Chairman. Occupancy and equipment expenses increased $244,000, or 4.0%, to $6.4 million for the second quarter of 2018, compared with $6.1 million in the second quarter of 2017. Data processing and telecommunications expense decreased $589,000, or 8.4%, to $6.4 million in the second quarter of 2018, compared with $7.0 million in the second quarter of 2017, due to a $1.4 million refund recorded related to overcharges on prior billings from a data processing vendor, partially offset by an increase in core banking system charges related to an increase in the number of accounts being processed by our core banking system and additional software fees incurred related to the buildout of our BSA compliance program. Credit resolution-related expenses increased $446,000, from $599,000 in the second quarter of 2017 to $1.0 million in the second quarter of 2018. Amortization of intangible assets increased by $1.2 million, or 122.3%, from $1.0 million in the second quarter of 2017 to $2.3 million in the second quarter of 2018, due primarily to amortization of intangible assets recorded as part of the USPF acquisition. Merger and conversion charges were $18.4 million in the second quarter of 2018, compared with no merger and conversion charges in the same quarter of 2017, reflecting legal closings for both the Atlantic acquisition and the Hamilton acquisition during the second quarter of 2018 and the conversion of the acquired branches of Atlantic to the Company's core systems also during the second quarter of 2018. Other noninterest expenses increased $275,000, or 2.6%, from $10.6 million in the second quarter of 2017 to $10.8 million in the second quarter of 2018.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2018, the Company reported income tax expense of $2.4 million, compared with $10.3 million in the same period of 2017. The Company’s effective tax rate for the three months ending June 30, 2018 and 2017 was 20.5% and 30.9%, respectively. The decrease in the effective tax rate is due to enactment of the Tax Reform Act during the fourth quarter of 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $36.0 million, or $0.92 per diluted share, for the six months ended June 30, 2018, compared with $44.2 million, or $1.20 per diluted share, for the same period in 2017. The Company’s return on average assets and average shareholders’ equity were 0.89% and 7.72%, respectively, in the six months ended June 30, 2018, compared with 1.27% and 12.13%, respectively, in the same period in 2017. During the first six months of 2018, the Company incurred pre-tax merger and conversion charges of $19.2 million, pre-tax expenses related to the retirement of the Company's Executive Chairman of $5.5 million and pre-tax losses on the sale of premises of $779,000. During the first six months of 2017, the Company incurred pre-tax merger and conversion charges of $402,000 and pre-tax losses on the sale of premises of $865,000. Excluding these merger and conversion charges, expenses related to the retirement of the Executive Chairman and losses on the sale of premises, the Company’s net income would have been $57.0 million, or $1.46 per diluted share, for the six months ended June 30, 2018 and $45.1 million, or $1.23 per diluted share, for the same period in 2017.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Six Months Ended June 30,
(in thousands, except share and per share data)	2018	2017
Net income available to common shareholders	$36,047	$44,240
Adjustment items:
Merger and conversion charges	19,226	402
Executive Chairman retirement benefits	5,457	—
Loss on the sale of premises	779	865
Tax effect of adjustment items (Note 1)	(4,490)	(443)
After tax adjustment items	20,972	824
Adjusted net income	$57,019	$45,064

Weighted average common shares outstanding - diluted	38,980,754	36,744,190
Net income per diluted share	$0.92	$1.20
Adjusted net income per diluted share	$1.46	$1.23

Note 1: A portion of the 2018 Merger and conversion charges and the 2018 Executive Chairman retirement benefits are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$129,294	$14,795	$6,393	$3,338	$15,638	$169,458
Interest expense	12,176	4,752	2,212	1,094	4,424	24,658
Net interest income	117,118	10,043	4,181	2,244	11,214	144,800
Provision for loan losses	1,654	463	—	984	7,810	10,911
Noninterest income	26,386	25,474	1,132	2,719	2,060	57,771
Noninterest expense
Salaries and employee benefits	48,714	18,606	266	1,476	2,803	71,865
Equipment and occupancy expenses	11,161	1,138	—	113	176	12,588
Data processing and telecommunications expenses	11,915	772	63	18	806	13,574
Other expenses	41,017	3,509	107	526	2,298	47,457
Total noninterest expense	112,807	24,025	436	2,133	6,083	145,484
Income before income tax expense	29,043	11,029	4,877	1,846	(619)	46,176
Income tax expense	6,958	2,319	1,024	388	(560)	10,129
Net income	$22,085	$8,710	$3,853	$1,458	$(59)	$36,047

	Six Months Ended June 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$110,906	$9,028	$2,946	$2,471	$13,110	$138,461
Interest expense	8,980	2,582	587	679	1,886	14,714
Net interest income	101,926	6,446	2,359	1,792	11,224	123,747
Provision for loan losses	3,473	355	(56)	99	170	4,041
Noninterest income	25,967	23,566	757	3,533	72	53,895
Noninterest expense
Salaries and employee benefits	38,203	14,979	274	1,481	1,989	56,926
Equipment and occupancy expenses	10,684	1,129	2	105	103	12,023
Data processing and telecommunications expenses	12,421	757	52	3	367	13,600
Other expenses	19,450	2,029	86	470	4,248	26,283
Total noninterest expense	80,758	18,894	414	2,059	6,707	108,832
Income before income tax expense	43,662	10,763	2,758	3,167	4,419	64,769
Income tax expense	12,951	3,862	979	1,109	1,628	20,529
Net income	$30,711	$6,901	$1,779	$2,058	$2,791	$44,240

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2018 and 2017. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate for 2018 and a 35% federal tax rate for 2017.

	Six Months Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$151,926	$1,439	1.91%	$134,527	$664	1.00%
Investment securities	884,856	12,162	2.77%	864,799	11,252	2.62%
Loans held for sale	140,012	2,525	3.64%	94,368	1,711	3.66%
Loans	5,051,742	122,679	4.90%	3,838,324	90,412	4.75%
Purchased loans	974,846	27,892	5.77%	1,004,252	29,938	6.01%
Purchased loan pools	317,813	4,691	2.98%	530,480	7,618	2.90%
Total interest-earning assets	7,521,195	171,388	4.60%	6,466,750	141,595	4.42%
Noninterest-earning assets	686,509			570,732
Total assets	$8,207,704			$7,037,482

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$3,572,045	$9,675	0.55%	$2,990,256	$4,651	0.31%
Time deposits	1,046,231	4,891	0.94%	981,824	3,692	0.76%
Federal funds purchased and securities sold under agreements to repurchase	17,819	14	0.16%	34,796	33	0.19%
FHLB advances	538,282	4,840	1.81%	504,467	2,145	0.86%
Other borrowings	80,957	2,454	6.11%	61,758	1,717	5.61%
Subordinated deferrable interest debentures	85,894	2,784	6.54%	84,545	2,476	5.91%
Total interest-bearing liabilities	5,341,228	24,658	0.93%	4,657,646	14,714	0.64%
Demand deposits	1,877,858			1,609,777
Other liabilities	46,840			34,594
Shareholders’ equity	941,778			735,465
Total liabilities and shareholders’ equity	$8,207,704			$7,037,482
Interest rate spread			3.67%			3.78%
Net interest income		$146,730			$126,881
Net interest margin			3.93%			3.96%

On a tax-equivalent basis, net interest income for the six months ended June 30, 2018 was $146.7 million, an increase of $19.8 million, or 15.6%, compared with $126.9 million reported in the same period of 2017. The higher net interest income is a result of growth in average interest earning assets which increased $1.05 billion, or 16.3%, from $6.47 billion in the first six months of 2017 to $7.52 billion for the first six months of 2018. The Company’s net interest margin decreased during the first six months of 2018 to 3.93%, compared with 3.96% reported in the first six months of 2017, but increased slightly when compared with 3.92% reported in the first quarter of 2018.

Total interest income, on a tax-equivalent basis, increased to $171.4 million during the six months ended June 30, 2018, compared with $141.6 million in the same period of 2017. Yields on earning assets increased to 4.60% during the first six months of 2018, compared with 4.42% reported in the same period of 2017. During the first six months of 2018, loans comprised 86.2% of average earning assets, compared with 84.5% in the same period of 2017. This increase is a result of growth in average legacy loans which increased $1.21 billion, or 31.6%, to $5.05 billion in the first six months of 2018 from $3.84 billion in the same period of 2017. Yields on legacy loans increased to 4.90% during the six months ended June 30, 2018, compared with 4.75% in the same period of 2017. The yield on purchased loans decreased from 6.01% in the first six months of 2017 to 5.77% during the first six months of 2018. Accretion income for the first six months of 2018 was $4.1 million, compared with $1.4 million in the first quarter of 2018 and $5.7 million in the first six months of 2017. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 4.87% for the first six months of 2017, compared with 4.92% in the same period of 2018. Yields on purchased loan pools increased from 2.90% in the first six months of 2017 to 2.98% in the same period in 2018. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.64% during the six months ended June 30, 2017 to 0.93% in the same period of 2018. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 0.69% in the first six months of 2018, compared with 0.47% during the same period of 2017. Deposit costs increased from 0.30% in the first six months of 2017 to 0.45% in the same period of 2018. Non-deposit funding costs increased from 1.87% in the first six months of 2017 to 2.82% in the same period of 2018. The increase in non-deposit funding costs was driven primarily by higher market rates being paid on short-term FHLB advances coupled with an increase in the average rate paid on other borrowings related to the March 2017 issuance of $75.0 million of 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. Ongoing efforts to maintain the percentage of funding from transaction deposits have succeeded such that non-CD deposits averaged 83.9% of total deposits in the first six months of 2018, compared with 82.4% during the same period of 2017. Average balances of interest bearing deposits and their respective costs for the six months ended June 30, 2018 and 2017 are shown below:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,324,764	0.32%	$1,161,924	0.18%
MMDA	1,960,531	0.77%	1,554,601	0.46%
Savings	286,750	0.07%	273,731	0.06%
Retail CDs < $100,000	449,515	0.71%	442,868	0.55%
Retail CDs > $100,000	589,611	1.11%	538,956	0.93%
Brokered CDs	7,105	1.93%	—	—%
Interest-bearing deposits	$4,618,276	0.64%	$3,972,080	0.42%

Provision for Loan Losses

The Company’s provision for loan losses during the six months ended June 30, 2018 amounted to $10.9 million, compared with $4.0 million in the six months ended June 30, 2017. Approximately $6.7 million of the provision for loan losses recorded during the six months ended June 30, 2018 was attributable to two loan relationships within the premium finance division that became impaired during the second quarter of 2018. At June 30, 2018, classified loans still accruing increased to $78.5 million, compared with $57.8 million at December 31, 2017 due to classified loans still accruing purchased during the second quarter of 2018 in the Atlantic and Hamilton acquisitions. Non-performing assets as a percentage of total assets decreased slightly from 0.68% at December 31, 2017 to 0.67% at June 30, 2018. Net charge-offs on legacy loans during the first six months of 2018 were approximately $5.1 million, or 0.20% of average legacy loans on an annualized basis, compared with approximately $2.3 million, or 0.12%, in the first six months of 2017. The increase in net charge-offs on legacy loans during the first six months of 2018 was primarily attributable to elevated charge-offs in the premium finance division. The Company’s allowance for loan losses allocated to legacy loans at June 30, 2018 was $28.4 million, or 0.53% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The Company’s total allowance for loan losses at June 30, 2018 was $31.5 million, or 0.37% of total loans, increasing from $25.8 million, or 0.43% of total loans, at December 31, 2017.

Noninterest Income

Total non-interest income for the six months ended June 30, 2018 was $57.8 million, an increase of $3.9 million, or 7.2%, from the $53.9 million reported for the six months ended June 30, 2017.  Service charges on deposit accounts in the first six months of 2018 decreased $338,000, or 1.6%, to $20.8 million, compared with $21.2 million in the first six months of 2017. This decrease in service charge revenue was primarily attributable to lower overdraft fee income. Income from mortgage-related activities increased $1.6 million , or 6.5%, from $25.2 million in the first six months of 2017 to $26.8 million in the same period of 2018. Total production in the first six months of 2018 amounted to $878.1 million, compared with $712.0 million in the same period of 2017, while spread (gain on sale) decreased to 2.81% during the six months ended June 30, 2018, compared with 3.46% in the same period of 2017. The retail mortgage open pipeline finished the first six months of 2018 at $228.7 million, compared with $119.6 million at the beginning of 2018 and $174.3 million at the end of the first six months of 2017. Other service charges, commissions and fees were $1.4 million during the first six months of 2018, consistent with $1.4 million during the first six months of 2017. Other non-interest income increased $2.7 million, or 44.8%, to $8.8 million for the first six months of 2018, compared with $6.1 million during the same period of 2017. The increase in other non-interest income was primarily attributable to $2.0 million in other income recorded as a result of a decrease in the estimated contingent consideration liability related to the USPF acquisition.

Noninterest Expense

Total non-interest expenses for the six months ended June 30, 2018 increased $36.7 million, or 33.7%, to $145.5 million, compared with $108.8 million in the same period of 2017. Salaries and employee benefits increased $14.9 million, or 26.2%, from $56.9 million in the first six months of 2017 to $71.9 million in the same period of 2018 due to higher incentive pay, increased share-based compensation expense, new positions added for the premium finance division and equipment finance line of business and an increased investment in the Company's BSA function, as well as $5.5 million in expense recorded during the second quarter of 2018 related to the retirement of the Company's Executive Chairman. Occupancy and equipment expenses increased $565,000, or 4.7%, to $12.6 million for the first six months of 2018, compared with $12.0 million in the same period of 2017. Data processing and telecommunications expense was $13.6 million in the first six months of 2018, consistent with $13.6 million in the same period of 2017. Although core banking system charges increased related to an increase in the number of accounts being processed by our core banking system and additional software fees incurred related to the buildout of our BSA compliance program during the first six months of 2018, these increases were offset by a $1.4 million refund recorded in the second quarter of 2018 related to overcharges on prior billings from a data processing vendor. Credit resolution-related expenses increased $62,000, or 4.0%, from $1.5 million in the first six months of 2017 to $1.6 million in the same period of 2018. Amortization of intangible assets increased by $1.1 million, or 55.5%, from $2.0 million in the first six months of 2017 to $3.2 million in the first six months of 2018, due primarily to amortization of intangible assets recorded as part of the USPF acquisition. Merger and conversion charges were $19.2 million in the first six months of 2018, compared with $402,000 in the same period in 2017, reflecting legal closings for the USPF acquisition, the Atlantic acquisition and the Hamilton acquisition during the first six months of 2018 and the conversion of the acquired branches of Atlantic to the Company's core systems during the second quarter of 2018. Other noninterest expenses increased $1.0 million, or 5.2%, from $19.9 million in the first six months of 2017 to $21.0 million in the same period of 2018.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the six months ended June 30, 2018, the Company reported income tax expense of $10.1 million, compared with $20.5 million in the same period of 2017. The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 21.9% and 31.7%, respectively. The decrease in the effective tax rate is due to enactment of the Tax Reform Act during the fourth quarter of 2017.

Financial Condition as of June 30, 2018

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2018, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2018, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities.

(dollars in thousands)	Amortized Cost	Fair Value	Book Yield	Modified Duration	Estimated Cash Flows 12 Months
June 30, 2018
State, county and municipal securities	$158,836	$159,080	3.77%	4.19	$14,914
Corporate debt securities	66,935	67,147	4.59%	5.42	500
Mortgage-backed securities	944,710	927,476	2.78%	4.11	140,440
Total debt securities	$1,170,481	$1,153,703	3.02%	4.20	$155,854

December 31, 2017
State, county and municipal securities	$135,968	$137,794	3.78%	4.61	$11,370
Corporate debt securities	46,659	47,143	4.12%	5.17	3,000
Mortgage-backed securities	630,666	625,936	2.37%	3.91	100,603
Total debt securities	$813,293	$810,873	2.71%	4.10	$114,973

Loans and Allowance for Loan Losses

At June 30, 2018, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $8.63 billion, an increase of $2.38 billion, or 38.2%, from $6.24 billion reported at December 31, 2017. Loans held for sale decreased from $197.4 million at December 31, 2017 to $137.2 million at June 30, 2018. Legacy loans (excluding purchased loans and purchased loan pools) increased $524.0 million, or 10.8%, from $4.86 billion at December 31, 2017 to $5.38 billion at June 30, 2018, driven primarily by increased growth in the residential real estate and commercial real estate loan categories. Purchased loans increased $1.95 billion, or 226.4%, from $861.6 million at December 31, 2017 to $2.81 billion at June 30, 2018, due to $2.06 billion in loans purchased in the Atlantic and Hamilton acquisitions and accretion of $4.3 million, partially offset by paydowns of $80.1 million, charge-offs of $1.1 million and transfers to OREO of $556,000. Purchased loan pools decreased $30.7 million, from $328.2 million at December 31, 2017 to $297.5 million at June 30, 2018 due primarily to payments on the portfolio of $37.7 million and premium amortization of $1.0 million during the first six months of 2018.

The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio. The Company focuses on the following loan categories: (1) commercial, financial and agricultural; (2) construction and development related real estate; (3) commercial and farmland real estate; (4) residential real estate; and (5) consumer. The Company’s management has strategically located its branches in select markets in Georgia, North Florida, Southeast Alabama and South Carolina to take advantage of the growth in these areas.

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

At the end of the second quarter of 2018, the allowance for loan losses allocated to legacy loans totaled $28.4 million, or 0.53% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The allowance for loan losses as a percentage of legacy loans increased from December 31, 2017 to June 30, 2018 due primarily to an increase in the allowance for loan losses allocated to loans individually evaluated for impairment. Our legacy nonaccrual loans increased from $14.2 million at December 31, 2017 to $16.8 million at June 30, 2018. For the first six months of 2018, our legacy net charge off ratio as a percentage of average legacy loans increased to 0.20%, compared with 0.12% for the first six months of 2017. The total provision for loan losses for the first six months of 2018 was $10.9 million, increasing from $4.0 million recorded for the first six months of 2017. Our ratio of total nonperforming assets to total assets decreased slightly from 0.68% at December 31, 2017 to 0.67% at June 30, 2018.

The balance of the allowance for loan losses allocated to all loans collectively evaluated for impairment increased 9.3%, or $1.8 million, during the first six months of 2018, while the balance of all loans collectively evaluated for impairment increased 41.2%, or $2.42 billion, during the same period. The large increase in the balance of all loans collectively evaluated for impairment is primarily attributable to loans purchased during the second quarter of 2018 in the Atlantic and Hamilton acquisitions. As a percentage of total loans collectively evaluated for impairment, the allowance allocated to those loans declined from 0.34% at December 31, 2017 to 0.26% at June 30, 2018.

The balance of the allowance for loan losses allocated to legacy loans collectively evaluated for impairment increased 10.4%, or $2.0 million, during the first six months of 2018, while the balance of legacy loans collectively evaluated for impairment increased 10.7%, or $517.2 million, during the same period. As a percentage of legacy loans collectively evaluated for impairment, the allowance allocated to those loans remained constant at 0.39% at December 31, 2017 and June 30, 2018 due to the consistency in the mix of loan and collateral types and the overall credit quality of the loan portfolio.

For the allowance allocated to loans collectively evaluated expressed as a percentage of loans evaluated collectively for impairment, the largest change for the first six months of 2018 was noted in the legacy consumer installment loan category, which increased from 0.59% at December 31, 2017 to 0.77% at June 30, 2018 due to increased net charge-offs for the category. We consider a four year loss rate on all loan categories. We adjust the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as volatile commodity prices for agriculture products, weather-related risks (droughts and hurricanes), growth rates of certain loan types and other factors management deems appropriate.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment increased by 64.9%, or $3.9 million, during the first six months of 2018, while the balance of loans individually evaluated for impairment increased 17.2%, or $9.0 million, during the same period. The increase in loan balances individually evaluated for impairment was primarily attributable to an increase of $7.9 million in the legacy commercial, financial and agricultural loan category and an increase of $1.3 million in purchased loan pools. The largest change in the allowance for loan losses allocated to loans individually evaluated for impairment from December 31, 2017 to June 30, 2018 was a $4.5 million increase for the legacy commercial, financial and agricultural loan category.

The following tables present an analysis of the allowance for loan losses as of and for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Balance of allowance for loan losses at beginning of period	$25,791	$23,920
Provision charged to operating expense	10,911	4,041
Charge-offs:
Commercial, financial and agricultural	5,193	805
Real estate – construction and development	20	94
Real estate – commercial and farmland	142	395
Real estate – residential	402	1,179
Consumer installment	1,801	602
Purchased loans	1,031	1,311
Purchased loan pools	—	—
Total charge-offs	8,589	4,386
Recoveries:
Commercial, financial and agricultural	1,903	290
Real estate – construction and development	116	118
Real estate – commercial and farmland	35	130
Real estate – residential	211	134
Consumer installment	184	61
Purchased loans	970	793
Purchased loan pools	—	—
Total recoveries	3,419	1,526
Net charge-offs	5,170	2,860
Balance of allowance for loan losses at end of period	$31,532	$25,101

	As of and for the Six Months Ended June 30, 2018
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$28,417	$2,339	$776	$31,532
Net charge-offs (recoveries) for the period	5,109	61	—	5,170
Loan balances:
End of period	5,380,515	2,812,510	297,509	8,490,534
Average for the period	5,051,742	974,846	317,813	6,344,401
Net charge-offs as a percentage of average loans	0.20%	0.01%	0.00%	0.16%
Allowance for loan losses as a percentage of end of period loans	0.53%	0.08%	0.26%	0.37%

	As of and for the Six Months Ended June 30, 2017
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$21,687	$1,791	$1,623	$25,101
Net charge-offs (recoveries) for the period	2,342	518	—	2,860
Loan balances:
End of period	4,230,228	950,499	490,114	5,670,841
Average for the period	3,838,324	1,004,252	530,480	5,373,056
Net charge-offs as a percentage of average loans	0.12%	0.10%	0.00%	0.11%
Allowance for loan losses as a percentage of end of period loans	0.51%	0.19%	0.33%	0.44%

Loans Excluding Purchased Loans

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$1,446,857	$1,362,508
Real estate – construction and development	672,155	624,595
Real estate – commercial and farmland	1,640,411	1,535,439
Real estate – residential	1,245,370	1,009,461
Consumer installment	375,722	324,511
	$5,380,515	$4,856,514

The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

(dollars in thousands)	June 30, 2018	December 31, 2017
Municipal loans	$525,308	$522,880
Premium finance loans	524,335	482,536
Other commercial, financial and agricultural loans	397,214	357,092
	$1,446,857	$1,362,508

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $2.81 billion and $861.6 million at June 30, 2018 and December 31, 2017, respectively. The increase in purchased loans of $1.95 billion, or 226.4%, resulted primarily from $2.06 billion in loans purchased during the second quarter of 2018 in the Atlantic and Hamilton acquisitions. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $7.3 million and $9.0 million, at June 30, 2018 and December 31, 2017, respectively.

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

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$397,517	$74,378
Real estate – construction and development	268,443	65,513
Real estate – commercial and farmland	1,428,490	468,246
Real estate – residential	679,205	250,539
Consumer installment	38,855	2,919
	$2,812,510	$861,595

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2018, purchased loan pools totaled $297.5 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $294.6 million and $2.9 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $0.8 million and $1.1 million of the allowance for loan losses to the purchased loan pools at June 30, 2018 and December 31, 2017, respectively.

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

Nonaccrual loans, excluding purchased loans, totaled $16.8 million at June 30, 2018, an increase of $2.6 million, or 18.4%, from $14.2 million reported at December 31, 2017. Nonaccrual purchased loans totaled $33.6 million at June 30, 2018, an increase of $18.1 million, or 117.5%, compared with $15.4 million at December 31, 2017. This increase in nonaccrual purchased loans resulted from nonaccrual loans purchased during the second quarter of 2018 as part of the Atlantic and Hamilton acquisitions. At June 30, 2018, OREO, excluding purchased OREO, totaled $8.0 million, a decrease of $461,000, or 5.4%, compared with $8.5 million at December 31, 2017. Purchased OREO totaled $7.3 million at June 30, 2018, a decrease of $1.7 million, or 19.3%, compared with $9.0 million at December 31, 2017. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2018, total non-performing assets as a percent of total assets decreased slightly to 0.67% compared with 0.68% at December 31, 2017.

Non-performing assets at June 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans, excluding purchased loans	$16,813	$14,202
Nonaccrual purchased loans	33,557	15,428
Nonaccrual purchased loan pools	2,197	—
Accruing loans delinquent 90 days or more, excluding purchased loans	7,421	5,991
Accruing purchased loans delinquent 90 days or more	—	—
Foreclosed assets, excluding purchased assets	8,003	8,464
Purchased other real estate owned	7,272	9,011
Total non-performing assets	$75,263	$53,096

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of June 30, 2018 and December 31, 2017, the Company had a balance of $12.4 million and $15.6 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at June 30, 2018 and December 31, 2017:

June 30, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$38	14	$330
Real estate – construction and development	4	150	3	30
Real estate – commercial and farmland	16	4,531	5	196
Real estate – residential	77	6,299	16	709
Consumer installment	3	5	31	102
Total	104	$11,023	69	$1,367

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2018 and December 31, 2017:

June 30, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$274	8	$93
Real estate – construction and development	5	153	2	27
Real estate – commercial and farmland	18	4,594	3	133
Real estate – residential	64	5,332	29	1,677
Consumer installment	28	78	6	29
Total	125	$10,431	48	$1,959

December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$55	7	$106
Real estate – construction and development	4	156	4	295
Real estate – commercial and farmland	18	6,722	4	419
Real estate – residential	78	6,753	14	954
Consumer installment	24	59	13	44
Total	133	$13,745	42	$1,818

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2018 and December 31, 2017:

June 30, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,599	4	$164
Forgiveness of principal	2	512	—	—
Forbearance of principal	6	811	6	106
Rate reduction only	13	1,372	1	58
Rate reduction, forbearance of interest	29	1,903	13	428
Rate reduction, forbearance of principal	7	1,164	41	440
Rate reduction, forgiveness of interest	35	2,662	3	169
Rate reduction, forgiveness of principal	—	—	1	2
Total	104	$11,023	69	$1,367

December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,567	4	$163
Forgiveness of principal	3	1,238	—	—
Forbearance of principal	5	2,299	6	657
Rate reduction only	12	1,366	1	29
Rate reduction, forbearance of interest	32	2,224	19	484
Rate reduction, forbearance of principal	6	1,192	33	216
Rate reduction, forgiveness of interest	35	2,713	4	408
Rate reduction, forgiveness of principal	—	—	3	7
Total	105	$13,599	70	$1,964

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2018 and December 31, 2017:

June 30, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$425	3	$202
Raw land	6	444	3	30
Hotel and motel	3	1,295	—	—
Office	3	348	—	—
Retail, including strip centers	6	2,408	3	74
1-4 family residential	77	6,092	17	752
Automobile/equipment/CD	5	10	41	290
Livestock	—	—	1	17
Unsecured	1	1	1	2
Total	104	$11,023	69	$1,367

December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$2,697	1	$79
Raw land	8	713	2	34
Hotel and motel	3	1,370	—	—
Office	4	656	—	—
Retail, including strip centers	5	2,159	3	80
1-4 family residential	74	5,992	20	1,553
Automobile/equipment/CD	6	11	43	216
Unsecured	1	1	1	2
Total	105	$13,599	70	$1,964

As of June 30, 2018 and December 31, 2017, the Company had a balance of $24.3 million and $24.9 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at June 30, 2018 and December 31, 2017:

June 30, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	4	$21
Real estate – construction and development	4	1,028	6	308
Real estate – commercial and farmland	14	6,679	8	2,161
Real estate – residential	122	12,900	20	1,241
Consumer installment	—	—	2	3
Total	140	$20,607	40	$3,734

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2018 and December 31, 2017:

June 30, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$16	2	$5
Real estate – construction and development	9	1,332	1	4
Real estate – commercial and farmland	21	8,630	1	210
Real estate – residential	109	11,673	33	2,468
Consumer installment	1	—	1	3
Total	142	$21,651	38	$2,690

December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$11	2	$5
Real estate – construction and development	8	1,352	1	6
Real estate – commercial and farmland	22	9,014	2	281
Real estate – residential	124	13,151	18	1,052
Consumer installment	1	2	1	3
Total	156	$23,530	24	$1,347

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2018 and December 31, 2017:

June 30, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$169	9	$1,606
Forbearance of principal	6	2,438	3	241
Forbearance of principal, extended amortization	1	296	1	274
Rate reduction only	78	12,036	12	1,187
Rate reduction, forbearance of interest	23	2,275	9	203
Rate reduction, forbearance of principal	8	1,753	5	179
Rate reduction, forgiveness of interest	20	1,640	1	44
Total	140	$20,607	40	$3,734

December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$182	9	$1,740
Forgiveness of principal	—	—	1	63
Forbearance of principal	5	2,363	4	406
Forbearance of principal, extended amortization	2	371	1	290
Rate reduction only	70	11,450	15	1,361
Rate reduction, forbearance of interest	22	2,211	9	257
Rate reduction, forbearance of principal	10	2,195	5	187
Rate reduction, forgiveness of interest	21	1,700	2	101
Total	134	$20,472	46	$4,405

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2018 and December 31, 2017:

June 30, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$362	—	$—
Raw land	2	884	7	751
Hotel and motel	1	147	1	435
Office	2	439	1	408
Retail, including strip centers	8	4,494	—	—
1-4 family residential	124	13,064	23	1,863
Church	1	1,217	1	210
Automobile/equipment/CD	—	—	7	67
Total	140	$20,607	40	$3,734

December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$368	—	$—
Raw land	2	893	7	829
Hotel and motel	1	149	1	476
Office	2	460	2	494
Retail, including strip centers	7	4,407	1	160
1-4 family residential	119	12,958	28	2,161
Church	1	1,237	1	218
Automobile/equipment/CD	—	—	6	67
Total	134	$20,472	46	$4,405

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

As of June 30, 2018, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2018 and December 31, 2017. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$940,598	11%	$690,108	11%
Multi-family loans	293,976	4%	148,663	3%
Nonfarm non-residential loans (excluding owner occupied)	1,609,809	19%	979,205	16%
Total CRE Loans (excluding owner occupied)	2,844,383	34%	1,817,976	30%
All other loan types	5,646,151	66%	4,228,379	70%
Total Loans	$8,490,534	100%	$6,046,355	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of June 30, 2018 and December 31, 2017:

	Internal Limit	Actual
		June 30, 2018	December 31, 2017
Construction and development loans	100%	87%	83%
Total CRE loans (excluding owner occupied)	300%	264%	219%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At June 30, 2018, the Company’s short-term investments were $273.2 million, compared with $191.3 million at December 31, 2017. At June 30, 2018, the Company had $8.8 million in federal funds sold and $264.3 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at June 30, 2018 and December 31, 2017 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was an asset of $229,000 at June 30, 2018 and a liability of $381,000 at December 31, 2017.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $4.7 million and $2.9 million at June 30, 2018 and December 31, 2017, respectively, and a liability of $887,000 and $67,000 at June 30, 2018 and December 31, 2017, respectively.

No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

Hamilton Acquisition

On June 29, 2018, the Company issued 6,548,385 shares of its common stock to the shareholders of Hamilton. Such shares had a value of $53.35 per share at the time of issuance, resulting in an increase in shareholders’ equity of $349.4 million.

For additional information regarding the Hamilton acquisition, see Note 2.

Atlantic Acquisition

On May 25, 2018, the Company issued 2,631,520 shares of its common stock to the shareholders of Atlantic. Such shares had a value of $56.15 per share at the time of issuance, resulting in an increase in shareholders’ equity of $147.8 million.

For additional information regarding the Atlantic acquisition, see Note 2.

USPF Acquisition

On January 18, 2017, in exchange for 4.99% of the outstanding shares of common stock of USPF, the Company issued 128,572 unregistered shares of its common stock to a selling shareholder of USPF. A registration statement was filed with the Securities and Exchange Commission on February 13, 2017 to register the resale or other disposition of these shares. The issuance of the 128,572 common shares, valued at $45.45 per share at the time of issuance, resulted in an increase in shareholders’ equity of $5.8 million.

On January 3, 2018, in exchange for 25.01% of the outstanding shares of common stock of USPF, the Company issued 114,285 unregistered shares of its common stock and $12.5 million in cash to a selling shareholder of USPF. The issuance of the 114,285 common shares, valued at $48.55 per share at the time of issuance, resulted in an increase in shareholders’ equity of $5.5 million.

On January 31, 2018, in exchange for the final 70% of the outstanding shares of common stock of USPF, the Company issued 830,301 unregistered shares of its common stock and paid $8.9 million in cash to the selling shareholders of USPF. The issuance of the 830,301 common shares, valued at $53.55 per share at the time of issuance, resulted in an increase in shareholders’ equity of $44.5 million. The selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019.

On February 16, 2018, a registration statement was filed with the Securities and Exchange Commission to register the resale or other disposition of the combined 944,586 shares issued on January 3, 2018 and January 31, 2018.

For additional information regarding the USPF acquisition, see Note 2.

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

As of June 30, 2018, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.51%	9.71%
Ameris Bank	13.14%	10.56%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	9.49%	10.29%
Ameris Bank	11.91%	12.64%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.50%	11.58%
Ameris Bank	11.91%	12.64%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	11.70%	13.14%
Ameris Bank	12.27%	13.05%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2018 and December 31, 2017, the net carrying value of the Company’s other borrowings was $862.1 million and $250.6 million, respectively. On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. These subordinated notes are included in other borrowings at June 30, 2018 at a net carrying value of $73.9 million. See Note 7 for additional details on the subordinated notes.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Investment securities available for sale to total deposits	13.17%	13.16%	12.24%	13.90%	14.13%
Loans (net of unearned income) to total deposits	96.91%	96.03%	91.25%	101.04%	97.88%
Interest-earning assets to total assets	90.35%	92.15%	92.77%	92.48%	92.14%
Interest-bearing deposits to total deposits	73.11%	71.02%	73.18%	70.86%	71.12%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2018 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At June 30, 2018, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was an asset of $229,000 at June 30, 2018 and a liability of $381,000 at December 31, 2017.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $4.7 million and $2.9 million at June 30, 2018 and December 31, 2017, respectively, and a liability of $887,000 and $67,000 at June 30, 2018 and December 31, 2017, respectively.

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

During the quarter ended June 30, 2018, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	—	$—	—	$—
May 1, 2018 through May 31, 2018	451	$55.35	—	$—
June 1, 2018 through June 30, 2018	—	$—	—	$—
Total	451	$55.35	—	$—

(1)
The shares purchased from April 1, 2018 through June 30, 2018 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

4.1
Indenture between Ameris Bancorp (as successor to Hamilton State Bancshares, Inc.) and Wilmington Trust Company dated as of November 10, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.2
Second Supplemental Indenture dated as of June 29, 2018 by and among Ameris Bancorp, Hamilton State Bancshares, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.3
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

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

10.3*
Retirement Agreement dated June 6, 2018 by and among Ameris Bancorp, Ameris Bank and Edwin W. Hortman, Jr. (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101
The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended June 30, 2018, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2018	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)