Form 10-Q
period 2018-09-30
Ameris Bancorp
filed 2018-11-09
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

There were 47,500,913 shares of Common Stock outstanding as of November 1, 2018.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$158,453	$139,313
Federal funds sold and interest-bearing deposits in banks	470,804	191,345
Cash and cash equivalents	629,257	330,658

Time deposits in other banks	11,558	—
Investment securities available for sale, at fair value	1,162,570	810,873
Other investments	35,929	42,270
Loans held for sale, at fair value	130,179	197,442

Loans	5,543,306	4,856,514
Purchased loans	2,711,460	861,595
Purchased loan pools	274,752	328,246
Loans, net of unearned income	8,529,518	6,046,355
Allowance for loan losses	(28,116)	(25,791)
Loans, net	8,501,402	6,020,564

Other real estate owned, net	9,375	8,464
Purchased other real estate owned, net	7,692	9,011
Total other real estate owned, net	17,067	17,475

Premises and equipment, net	145,885	117,738
Goodwill	505,604	125,532
Other intangible assets, net	54,729	13,496
Cash value of bank owned life insurance	103,588	79,641
Deferred income taxes, net	38,217	28,320
Other assets	93,009	72,194
Total assets	$11,428,994	$7,856,203

Liabilities
Deposits:
Noninterest-bearing	$2,333,992	$1,777,141
Interest-bearing	6,847,371	4,848,704
Total deposits	9,181,363	6,625,845
Securities sold under agreements to repurchase	14,071	30,638
Other borrowings	656,831	250,554
Subordinated deferrable interest debentures	88,986	85,550
FDIC loss-share payable, net	18,740	8,803
Other liabilities	64,026	50,334
Total liabilities	10,024,017	7,051,724

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017)	—	—
Common stock, par value $1 (100,000,000 shares authorized; 49,011,950 and 38,734,873 shares issued at September 30, 2018 and December 31, 2017, respectively)	49,012	38,735
Capital surplus	1,050,752	508,404
Retained earnings	338,350	273,119
Accumulated other comprehensive income (loss), net of tax	(16,576)	(1,280)
Treasury stock, at cost (1,514,984 shares and 1,474,861 shares at September 30, 2018 and December 31, 2017, respectively)	(16,561)	(14,499)
Total shareholders’ equity	1,404,977	804,479
Total liabilities and shareholders’ equity	$11,428,994	$7,856,203

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$110,470	$70,462	$266,460	$197,447
Interest on taxable securities	8,792	5,062	20,320	15,057
Interest on nontaxable securities	204	392	705	1,209
Interest on deposits in other banks and federal funds sold	1,653	406	3,092	1,070
Total interest income	121,119	76,322	290,577	214,783

Interest expense
Interest on deposits	15,630	5,136	30,196	13,479
Interest on other borrowings	6,451	4,331	16,543	10,702
Total interest expense	22,081	9,467	46,739	24,181

Net interest income	99,038	66,855	243,838	190,602
Provision for loan losses	2,095	1,787	13,006	5,828
Net interest income after provision for loan losses	96,943	65,068	230,832	184,774

Noninterest income
Service charges on deposit accounts	12,690	10,535	33,531	31,714
Mortgage banking activity	13,413	13,340	40,203	38,498
Other service charges, commissions and fees	777	699	2,193	2,137
Gain (loss) on securities	48	—	(38)	37
Other noninterest income	3,243	2,425	12,053	8,508
Total noninterest income	30,171	26,999	87,942	80,894

Noninterest expense
Salaries and employee benefits	38,446	32,583	110,311	89,509
Occupancy and equipment expense	8,598	6,036	21,186	18,059
Data processing and communications costs	8,518	7,050	22,092	20,650
Credit resolution-related expenses	1,248	1,347	2,842	2,879
Advertising and marketing expense	1,453	1,247	3,938	3,612
Amortization of intangible assets	2,676	941	5,862	2,990
Merger and conversion charges	276	92	19,502	494
Other noninterest expenses	11,138	14,471	32,104	34,406
Total noninterest expense	72,353	63,767	217,837	172,599

Income before income tax expense	54,761	28,300	100,937	93,069
Income tax expense	13,317	8,142	23,446	28,671
Net income	41,444	20,158	77,491	64,398

Other comprehensive income
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of ($1,053), $966, ($4,035) and $2,348	(3,964)	1,795	(15,181)	4,361
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $11, $0, $19 and $13	(41)	—	(70)	(24)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of $0, $14, $92 and ($21)	—	25	347	(38)
Other comprehensive income (loss)	(4,005)	1,820	(14,904)	4,299
Total comprehensive income	$37,439	$21,978	$62,587	$68,697

Basic earnings per common share	$0.87	$0.54	$1.86	$1.76
Diluted earnings per common share	$0.87	$0.54	$1.85	$1.74
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Weighted average common shares outstanding (in thousands)
Basic	47,515	37,225	41,673	36,690
Diluted	47,685	37,553	41,845	37,017

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	38,734,873	$38,735	36,377,807	$36,378
Issuance of common stock	10,124,491	10,124	2,141,072	2,141
Issuance of restricted shares	85,855	86	84,147	84
Cancellation of restricted shares	(472)	—	(472)	—
Proceeds from exercise of stock options	67,203	67	103,356	103
Issued at end of period	49,011,950	$49,012	38,705,910	$38,706

Capital Surplus
Balance at beginning of period		$508,404		$410,276
Share-based compensation		4,652		2,419
Issuance of common shares, net of issuance costs of $0 and $4,925		537,003		92,359
Issuance of restricted shares		(86)		(84)
Proceeds from exercise of stock options		779		1,809
Balance at end of period		$1,050,752		$506,779

Retained Earnings
Balance at beginning of period		$273,119		$214,454
Cumulative effect of change in accounting for derivatives		28		—
Reclassification of stranded income tax effects from accumulated other comprehensive income		392		—
Adjusted balance at beginning of period		273,539		214,454
Net income		77,491		64,398
Dividends on common shares		(12,680)		(11,158)
Balance at end of period		$338,350		$267,694

Accumulated Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities and derivatives:
Balance at beginning of period		$(1,280)		$(1,058)
Reclassification of stranded income tax effects to retained earnings		(392)		—
Adjusted balance at beginning of period		(1,672)		(1,058)
Other comprehensive income (loss) during the period		(14,904)		4,299
Balance at end of period		$(16,576)		$3,241

Treasury Stock
Balance at beginning of period	1,474,861	$(14,499)	1,456,333	$(13,613)
Purchase of treasury shares	40,123	(2,062)	18,528	(886)
Balance at end of period	1,514,984	$(16,561)	1,474,861	$(14,499)

Total Shareholders’ Equity		$1,404,977		$801,921

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$77,491	$64,398
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	7,359	6,918
Net losses on sale or disposal of premises and equipment including write-downs	78	956
Provision for loan losses	13,006	5,828
Net losses (gains) on sale of other real estate owned including write-downs	947	501
Share-based compensation expense	5,433	2,419
Amortization of intangible assets	5,862	2,990
Provision for deferred taxes	1,023	(962)
Net amortization of investment securities available for sale	3,909	4,815
Net loss (gain) on securities	38	(37)
Accretion of discount on purchased loans	(8,083)	(9,023)
Amortization of premium on purchased loan pools	1,473	2,943
Accretion on other borrowings	98	62
Accretion on subordinated deferrable interest debentures	1,001	992
Originations of mortgage loans held for sale	(1,361,509)	(1,113,188)
Payments received on mortgage loans held for sale	840	799
Proceeds from sales of mortgage loans held for sale	1,188,493	961,831
Net gains on sale of mortgage loans held for sale	(28,236)	(36,451)
Originations of SBA loans	(18,032)	(25,720)
Proceeds from sales of SBA loans	27,275	23,952
Net gains on sale of SBA loans	(2,246)	(3,423)
Increase in cash surrender value of bank owned life insurance	(1,311)	(1,188)
Changes in FDIC loss-share payable, net of cash payments received	1,823	1,974
Change attributable to other operating activities	(10,268)	12,931
Net cash used in operating activities	(93,536)	(95,683)

Investing Activities, net of effects of business combinations
Purchases of securities available for sale	(234,711)	(83,090)
Proceeds from prepayments and maturities of securities available for sale	112,119	85,036
Proceeds from sales of securities available for sale	68,727	3,090
Net decrease (increase) in other investments	12,040	(12,669)
Net increase in loans, excluding purchased loans	(437,513)	(786,548)
Payments received on purchased loans	208,910	155,033
Payments received on purchased loan pools	60,042	95,533
Purchases of premises and equipment	(7,335)	(3,016)
Proceeds from sales of premises and equipment	576	16
Proceeds from sales of other real estate owned	7,461	11,989
Payments paid to FDIC under loss-share agreements	(1,205)	(97)
Net cash and cash equivalents received in acquisitions	51,495	—
Net cash used in investing activities	(159,394)	(534,723)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Financing Activities, net of effects of business combinations
Net increase in deposits	$389,884	$320,341
Net decrease in securities sold under agreements to repurchase	(16,567)	(39,349)
Proceeds from other borrowings	1,530,000	1,687,692
Repayment of other borrowings	(1,338,917)	(1,371,503)
Issuance of common stock	—	88,656
Proceeds from exercise of stock options	846	1,912
Dividends paid - common stock	(11,655)	(10,927)
Purchase of treasury shares	(2,062)	(886)
Net cash provided by financing activities	551,529	675,936

Net increase in cash and cash equivalents	298,599	45,530
Cash and cash equivalents at beginning of period	330,658	198,385
Cash and cash equivalents at end of period	$629,257	$243,915

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$45,535	$23,369
Income taxes	10,252	28,212
Loans (excluding purchased loans) transferred to other real estate owned	3,764	4,043
Purchased loans transferred to other real estate owned	2,434	4,294
Loans transferred from loans held for sale to loans held for investment	10,817	—
Loans transferred from loans held for investment to loans held for sale	8,831	—
Loans provided for the sales of other real estate owned	53	1,334
Assets acquired in business acquisitions	3,059,856	—
Liabilities assumed in business acquisitions	2,410,453	—
Issuance of common stock in acquisitions	547,127	—
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	—	5,844
Change in unrealized gain (loss) on securities available for sale, net of tax	(15,590)	4,337
Change in unrealized gain (loss) on cash flow hedge, net of tax	294	(38)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2018, the Bank operated 125 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The reserve requirement as of September 30, 2018 and December 31, 2017 was $58.2 million and $44.1 million, respectively, and was met by cash on hand which is reported on the Company's consolidated balance sheets in cash and due from banks.

Intangible Assets

Intangible assets include core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of seven to ten years. Intangible assets also include insurance agent relationships, trade name and non-compete agreement intangible assets acquired in the acquisition of US Premium Finance Holding Company. These agent relationship, trade name and non-compete agreement intangible assets were initially recognized based on a valuation performed as of the consummation date and are amortized over estimated useful lives ranging from three to eight years.

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

Accounting Standards Pending Adoption

ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires that application development stage implementation costs incurred in a Cloud Computing Arrangement ("CCA") that are service contracts be capitalized and amortized over the term of the hosting arrangement including renewal option terms if the customer entity is reasonably certain to exercise the option. Costs incurred in the preliminary project and post-implementation stages are expensed as incurred. Training costs and certain data conversion costs also cannot be capitalized for a CCA that is a service contract. Amortization expense of capitalized implementation costs will be presented in the same income statement caption as the CCA fees. Similarly, capitalized implementation costs will be presented in the same balance sheet caption as any prepaid CCA fees and cash flows from capitalized implementation costs will be classified in the statement of cash flows in the same manner as payments made for the CCA fees. The requirements of ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated balance sheet, consolidated statement of income and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact.

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13). ASU 2018-13 changes fair value measurement disclosure requirements by removing certain requirements, modifying certain requirements and adding certain new requirements. Disclosure requirements removed include the following: transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for determining when transfers between any of the three levels have occurred; the valuation processes for Level 3 measurements; and the changes in unrealized gains or losses presented in earnings for Level 3 instruments held at end of the reporting period. Disclosure requirements that have been modified include the following: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and clarification that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date. New disclosure requirements include the following: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used for Level 3 measurements or disclosure of other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs. ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company’s fair value measurement disclosures, but it is not expected to have a material impact.

ASU 2017-04 – Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard must be adopted using a prospective basis and the nature and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company is currently evaluating the impact this ASU will have on the Company’s results of operations, financial position and disclosures, but it is not expected to have a material impact.

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective. While the Company is currently evaluating the impact this ASU will have on the results of operations, financial position and disclosures, the Company expects to recognize a one-time cumulative effect adjustment to equity and the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company has established a steering committee which includes the appropriate members of management to evaluate the impact this ASU will have on Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments. This committee has engaged the software vendor of choice for implementation, established an implementation time-line, begun working with the software vendor in sourcing and testing required data feeds, conducts regular meetings to monitor the project's status, and continues to stay current on implementation issues and concerns.

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company has several leased facilities, which are currently treated as operating leases, and are not currently shown on the Company’s consolidated balance sheet. After ASU 2016-02 is implemented, the Company expects to begin reporting these lease agreements on the balance sheet as a right-of-use asset and a corresponding liability. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated statement of income and comprehensive income, consolidated statement of stockholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact. A software vendor has been selected by the Company for assistance in the Company's implementation of ASU 2016-02.

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

Hamilton State Bancshares, Inc.

On June 29, 2018, the Company completed its acquisition of Hamilton State Bancshares, Inc. ("Hamilton"), a bank holding company headquartered in Hoschton, Georgia. Upon consummation of the acquisition, Hamilton was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Hamilton's wholly owned banking subsidiary, Hamilton State Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Hamilton State Bank had a total of 28 full-service branches located in Atlanta, Georgia and the surrounding area, as well as in Gainesville, Georgia. Under the terms of the merger agreement, Hamilton's shareholders received 0.16 shares of Ameris common stock and $0.93 in cash for each share of Hamilton voting common stock or nonvoting common stock they previously held. As a result, the Company issued 6,548,385 common shares at a fair value of $349.4 million and paid $47.8 million in cash to the former shareholders of Hamilton as merger consideration.

As of September 30, 2018, the Company recorded a preliminary allocation of the purchase price to Hamilton's tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values as of June 29, 2018. The following table presents the assets acquired and liabilities assumed of Hamilton as of June 29, 2018, and their fair value estimates. The Company continues its evaluation of the facts and circumstances available as of June 29, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of September 30, 2018, management continues to evaluate fair value adjustments related to loans, premises, intangibles, interest-bearing deposits, other borrowings, subordinated deferrable interest debentures and deferred tax assets.

(dollars in thousands)	As Recorded by Hamilton	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$14,405	$—		$(478)	(j)	$13,927
Federal funds sold and interest-bearing deposits in banks	102,156	—		—		102,156
Time deposits in other banks	11,558	—		—		11,558
Investment securities	288,206	(2,376)	(a)	—		285,830
Other investments	2,094	—		—		2,094
Loans	1,314,264	(15,528)	(b)	—		1,298,736
Less allowance for loan losses	(11,183)	11,183	(c)	—		—
Loans, net	1,303,081	(4,345)		—		1,298,736
Other real estate owned	847	—		—		847
Premises and equipment	27,483	—		—		27,483
Other intangible assets, net	18,755	(2,755)	(d)	—		16,000
Cash value of bank owned life insurance	4,454	—		—		4,454
Deferred income taxes, net	12,445	(6,308)	(e)	—		6,137
Other assets	13,053	—		(43)	(k)	13,010
Total assets	$1,798,537	$(15,784)		$(521)		$1,782,232
Liabilities
Deposits:
Noninterest-bearing	$381,039	$—		—		$381,039
Interest-bearing	1,201,324	(1,896)	(f)	—		1,199,428
Total deposits	1,582,363	(1,896)		—		1,580,467
Other borrowings	10,687	(66)	(g)	—		10,621
Subordinated deferrable interest debentures	3,093	(658)	(h)	—		2,435
Other liabilities	10,460	2,391	(i)	—		12,851
Total liabilities	1,606,603	(229)		—		1,606,374
Net identifiable assets acquired over (under) liabilities assumed	191,934	(15,555)		(521)		175,858
Goodwill	—	220,713		564		221,277
Net assets acquired over liabilities assumed	$191,934	$205,158		$43		$397,135
Consideration:
Ameris Bancorp common shares issued	6,548,385
Price per share of the Company's common stock	$53.35
Company common stock issued	$349,356
Cash exchanged for shares	$47,779
Fair value of total consideration transferred	$397,135
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

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

(f)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.

(g)	Adjustment reflects the reversal of Hamilton's unamortized accounting adjustments for other borrowings from its past acquisitions.

(h)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debenture at the acquisition date.

(i)	Adjustment reflects the fair value adjustment to the FDIC loss-share clawback liability included in other liabilities.

(j)	Subsequent to acquisition, cash and due from banks were adjusted for Hamilton reconciling items.

(k)	Adjustment reflects the fair value adjustment to other assets.

Goodwill of $221.3 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Hamilton acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

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

As of September 30, 2018, the Company recorded a preliminary allocation of the purchase price to Atlantic's tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values as of May 25, 2018. The following table presents the assets acquired and liabilities assumed of Atlantic as of May 25, 2018, and their fair value estimates. The Company continues its evaluation of the facts and circumstances available as of May 25, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of September 30, 2018, management continues to evaluate fair value adjustments related to loans, intangibles, interest-bearing deposits and deferred tax assets.

(dollars in thousands)	As Recorded by Atlantic	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$3,990	$—		$—		$3,990
Federal funds sold and interest-bearing deposits in banks	22,149	—		—		22,149
Investment securities	35,186	(60)	(a)	—		35,126
Other investments	9,576	—		—		9,576
Loans held for sale	358	—		—		358
Loans	777,605	(19,423)	(b)	(2,478)	(k)	755,704
Less allowance for loan losses	(8,573)	8,573	(c)	—		—
Loans, net	769,032	(10,850)		(2,478)		755,704
Other real estate owned	1,837	(796)	(d)	—		1,041
Premises and equipment	12,591	(1,695)	(e)	—		10,896
Other intangible assets, net	—	5,937	(f)	1,551	(l)	7,488
Cash value of bank owned life insurance	18,182	—		—		18,182
Deferred income taxes, net	5,782	709	(g)	(26)	(m)	6,465
Other assets	3,604	(634)	(h)	—		2,970
Total assets	$882,287	$(7,389)		$(953)		$873,945
Liabilities
Deposits:
Noninterest-bearing	$69,761	$—		—		$69,761
Interest-bearing	514,935	(554)	(i)	1,025	(n)	515,406
Total deposits	584,696	(554)		1,025		585,167
Other borrowings	204,475	—		—		204,475
Other liabilities	8,367	(13)	(j)	—		8,354
Total liabilities	797,538	(567)		1,025		797,996
Net identifiable assets acquired over (under) liabilities assumed	84,749	(6,822)		(1,978)		75,949
Goodwill	—	91,360		1,978		93,338
Net assets acquired over liabilities assumed	$84,749	$84,538		$—		$169,287
Consideration:
Ameris Bancorp common shares issued	2,631,520
Price per share of the Company's common stock	$56.15
Company common stock issued	$147,760
Cash exchanged for shares	$21,527
Fair value of total consideration transferred	$169,287
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

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

(h)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other assets.

(i)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.

(j)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other liabilities.

(k)	Adjustment reflects additional recording of fair value adjustments of the acquired loan portfolio.

(l)	Adjustment reflects additional recording of fair value adjustments to the core deposit intangible on the acquired core deposit accounts.

(m)
Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(n)	Adjustment reflects additional fair value adjustments on the acquired deposits.

Goodwill of $93.3 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Atlantic acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $755.7 million of loans at fair value, net of $21.9 million, or 2.82%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $10.8 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$16,077
Non-accretable difference	(4,115)
Cash flows expected to be collected	11,962
Accretable yield	(1,199)
Total purchased credit-impaired loans acquired	$10,763

The following table presents the acquired loan data for the Atlantic acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$10,763	$16,077	$4,115
Acquired receivables not subject to ASC 310-30	$744,941	$1,041,768	$—

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

As of September 30, 2018, the Company finalized its allocation of the purchase price to USPF's assets acquired and liabilities assumed based on estimated fair values as of January 31, 2018. The assets acquired include only identifiable intangible assets related to insurance agent relationships that lead to referral of insurance premium finance loans to USPF, the US Premium Finance trade name and a non-compete agreement with a former USPF shareholder. The following table presents the assets acquired and liabilities assumed of USPF as of January 31, 2018, and their fair value estimates.

(dollars in thousands)	As Recorded by USPF	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Intangible asset - insurance agent relationships	$—	$20,000	(a)	$2,351	(e)	$22,351
Intangible asset - US Premium Finance trade name	—	1,136	(b)	(42)	(f)	1,094
Intangible asset - non-compete agreement	—	178	(c)	(16)	(g)	162
Total assets	$—	$21,314		$2,293		$23,607
Liabilities
Deferred tax liability	$—	$5,492	(d)	591	(h)	$6,083
Total liabilities	—	5,492		591		6,083
Net identifiable assets acquired over liabilities assumed	—	15,822		1,702		17,524
Goodwill	—	67,159		(1,702)		65,457
Net assets acquired over liabilities assumed	$—	$82,981		$—		$82,981
Consideration:
Ameris Bancorp common shares issued	1,073,158
Price per share of the Company's common stock (weighted average)	$52.047
Company common stock issued	$55,855
Cash exchanged for shares	$21,421
Present value of contingent earn-out consideration expected to be paid	$5,705
Fair value of total consideration transferred	$82,981
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the recording of the fair value of the insurance agent relationships intangible.

(b)	Adjustment reflect the recording of the fair value of the trade name intangible.

(c)	Adjustment reflects the recording of the fair value of the non-compete agreement intangible.

(d)	Adjustment reflects the deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.

(e)	Adjustment reflects additional fair value adjustment for the insurance agent relationships intangible.

(f)	Adjustment reflects additional fair value adjustment for the trade name intangible.

(g)	Adjustment reflects additional fair value adjustment for the non-compete agreement intangible.

(h)
Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $65.5 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the USPF acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

During the second quarter of 2018, the Company recorded $2.0 million in other noninterest income in the consolidated statements of income and comprehensive income to reflect a decrease in the estimated contingent consideration liability. This decrease in the estimated contingent consideration liability was based on projected results of the premium finance division for the entire measurement period from January 1, 2018 through June 30, 2019. No additional adjustment to the estimated contingent consideration liability was considered necessary for the third quarter of 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data; shares in thousands)	2018	2017	2018	2017
Net interest income and noninterest income	$129,209	$121,864	$384,861	$355,813
Net income	$41,444	$27,668	$90,950	$87,311
Net income available to common shareholders	$41,444	$27,668	$90,950	$87,311
Income per common share available to common shareholders – basic	$0.87	$0.58	$1.92	$1.86
Income per common share available to common shareholders – diluted	$0.87	$0.58	$1.91	$1.85
Average number of shares outstanding, basic	47,515	47,350	47,447	46,822
Average number of shares outstanding, diluted	47,685	47,677	47,619	47,150

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

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
State, county and municipal securities	$151,934	$696	$(881)	$151,749
Corporate debt securities	67,175	502	(559)	67,118
Mortgage-backed securities	965,185	470	(21,952)	943,703
Total debt securities	$1,184,294	$1,668	$(23,392)	$1,162,570

December 31, 2017
State, county and municipal securities	$135,968	$1,989	$(163)	$137,794
Corporate debt securities	46,659	721	(237)	47,143
Mortgage-backed securities	630,666	1,762	(6,492)	625,936
Total debt securities	$813,293	$4,472	$(6,892)	$810,873

The amortized cost and estimated fair value of available for sale securities at September 30, 2018 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are not included in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,066	$16,077
Due from one year to five years	87,492	86,858
Due from five to ten years	86,201	86,565
Due after ten years	29,350	29,367
Mortgage-backed securities	965,185	943,703
	$1,184,294	$1,162,570

Securities with a carrying value of approximately $363.1 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at September 30, 2018, compared with $403.3 million at December 31, 2017.

The following table details the gross unrealized losses and estimated fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2018
State, county and municipal securities	$83,727	$(688)	$12,067	$(193)	$95,794	$(881)
Corporate debt securities	12,141	(113)	17,970	(446)	30,111	(559)
Mortgage-backed securities	583,330	(9,344)	267,078	(12,608)	850,408	(21,952)
Total debt securities	$679,198	$(10,145)	$297,115	$(13,247)	$976,313	$(23,392)

December 31, 2017
State, county and municipal securities	$33,976	$(115)	$4,725	$(48)	$38,701	$(163)
Corporate debt securities	3,465	(35)	18,853	(202)	22,318	(237)
Mortgage-backed securities	262,353	(2,401)	190,368	(4,091)	452,721	(6,492)
Total debt securities	$299,794	$(2,551)	$213,946	$(4,341)	$513,740	$(6,892)

As of September 30, 2018, the Company’s securities portfolio consisted of 527 securities, 386 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At September 30, 2018, the Company held 303 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

At September 30, 2018, the Company held 68 state, county and municipal securities and 15 corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

The Company’s investments in corporate debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at September 30, 2018 or December 31, 2017.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2018, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2018, these investments are not considered impaired on an other-than-temporary basis.

At September 30, 2018 and December 31, 2017, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the nine months ended September 30, 2018 and 2017:

(dollars in thousands)	September 30, 2018	September 30, 2017
Gross gains on sales of securities	$390	$38
Gross losses on sales of securities	(301)	(1)
Net realized gains on sales of securities available for sale	$89	$37

Sales proceeds	$68,727	$3,090

Total gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the nine months ended September 30, 2018 and 2017:

(dollars in thousands)	September 30, 2018	September 30, 2017
Net realized gains on sales of securities available for sale	$89	$37
Unrealized holding losses on equity securities	(127)	—
Total gain (loss) on securities	$(38)	$37

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of September 30, 2018 and December 31, 2017, the net carrying value of these consumer installment home improvement loans was approximately $361.0 million and $273.7 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of September 30, 2018 and December 31, 2017, the net carrying value of commercial insurance premium loans was approximately $500.4 million and $482.5 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$1,422,152	$1,362,508
Real estate – construction and development	641,830	624,595
Real estate – commercial and farmland	1,804,265	1,535,439
Real estate – residential	1,275,201	1,009,461
Consumer installment	399,858	324,511
	$5,543,306	$4,856,514

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $2.71 billion and $861.6 million at September 30, 2018 and December 31, 2017, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$413,365	$74,378
Real estate – construction and development	219,882	65,513
Real estate – commercial and farmland	1,399,174	468,246
Real estate – residential	649,352	250,539
Consumer installment	29,687	2,919
	$2,711,460	$861,595

A rollforward of purchased loans for the nine months ended September 30, 2018 and 2017 is shown below:

(dollars in thousands)	September 30, 2018	September 30, 2017
Balance, January 1	$861,595	$1,069,191
Charge-offs, net of recoveries	(1,314)	(1,761)
Additions due to acquisitions	2,054,440	—
Accretion	8,083	9,023
Transfers to purchased other real estate owned	(2,434)	(4,294)
Payments received	(208,910)	(155,033)
Ending balance	$2,711,460	$917,126

The following is a summary of changes in the accretable discounts of purchased loans during the nine months ended September 30, 2018 and 2017:

(dollars in thousands)	September 30, 2018	September 30, 2017
Balance, January 1	$20,192	$30,624
Additions due to acquisitions	29,318	—
Accretion	(8,083)	(9,023)
Accretable discounts removed due to charge-offs	(16)	(15)
Transfers between non-accretable and accretable discounts, net	1,569	923
Ending balance	$42,980	$22,509

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2018, purchased loan pools totaled $274.8 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $272.3 million and $2.5 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition.

At September 30, 2018, purchased loan pools included principal balances of $4.7 million risk-rated grade 7 (Substandard), while all other loans included in the purchased loan pools were performing current loans risk-rated grade 3 (Good Credit). At September 30, 2018, purchased loan pools included principal balances of $4.7 million on nonaccrual status and had no loans accounted for as troubled debt restructurings.

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

At September 30, 2018 and December 31, 2017, the Company had allocated $0.8 million and $1.1 million, respectively, of allowance for loan losses for the purchased loan pools.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$1,624	$1,306
Real estate – construction and development	1,037	554
Real estate – commercial and farmland	3,740	2,665
Real estate – residential	8,966	9,194
Consumer installment	619	483
	$15,986	$14,202

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$922	$813
Real estate – construction and development	6,324	3,139
Real estate – commercial and farmland	8,823	5,685
Real estate – residential	11,208	5,743
Consumer installment	487	48
	$27,764	$15,428

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2018
Commercial, financial and agricultural	$6,085	$2,484	$3,874	$12,443	$1,409,709	$1,422,152	$2,657
Real estate – construction and development	376	129	844	1,349	640,481	641,830	—
Real estate – commercial and farmland	2,116	466	1,934	4,516	1,799,749	1,804,265	—
Real estate – residential	4,065	2,428	7,635	14,128	1,261,073	1,275,201	—
Consumer installment	2,029	823	568	3,420	396,438	399,858	206
Total	$14,671	$6,330	$14,855	$35,856	$5,507,450	$5,543,306	$2,863

December 31, 2017
Commercial, financial and agricultural	$8,124	$3,285	$6,978	$18,387	$1,344,121	$1,362,508	$5,991
Real estate – construction and development	810	23	288	1,121	623,474	624,595	—
Real estate – commercial and farmland	869	787	1,940	3,596	1,531,843	1,535,439	—
Real estate – residential	8,772	2,941	7,041	18,754	990,707	1,009,461	—
Consumer installment	1,556	472	329	2,357	322,154	324,511	—
Total	$20,131	$7,508	$16,576	$44,215	$4,812,299	$4,856,514	$5,991

The following table presents an analysis of purchased past-due loans as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2018
Commercial, financial and agricultural	$320	$131	$693	$1,144	$412,221	$413,365	$—
Real estate – construction and development	398	407	5,280	6,085	213,797	219,882	—
Real estate – commercial and farmland	3,953	402	4,435	8,790	1,390,384	1,399,174	—
Real estate – residential	8,854	2,932	8,068	19,854	629,498	649,352	—
Consumer installment	836	543	231	1,610	28,077	29,687	—
Total	$14,361	$4,415	$18,707	$37,483	$2,673,977	$2,711,460	$—

December 31, 2017
Commercial, financial and agricultural	$—	$33	$760	$793	$73,585	$74,378	$—
Real estate – construction and development	87	31	2,517	2,635	62,878	65,513	—
Real estate – commercial and farmland	1,190	701	2,724	4,615	463,631	468,246	—
Real estate – residential	2,722	1,585	2,320	6,627	243,912	250,539	—
Consumer installment	57	4	43	104	2,815	2,919	—
Total	$4,056	$2,354	$8,364	$14,774	$846,821	$861,595	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Period Ended
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans	$15,986	$14,202	$15,325
Troubled debt restructurings not included above	10,943	13,599	12,452
Total impaired loans	$26,929	$27,801	$27,777

Quarter-to-date interest income recognized on impaired loans	$201	$1,010	$297
Year-to-date interest income recognized on impaired loans	$625	$1,867	$857
Quarter-to-date foregone interest income on impaired loans	$225	$197	$233
Year-to-date foregone interest income on impaired loans	$636	$950	$753

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of September 30, 2018, December 31, 2017 and September 30, 2017:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2018
Commercial, financial and agricultural	$2,216	$966	$838	$1,804	$5	$1,791	$1,629
Real estate – construction and development	1,444	720	701	1,421	46	1,110	971
Real estate – commercial and farmland	8,911	536	7,021	7,557	1,799	8,186	7,969
Real estate – residential	15,964	5,298	10,226	15,524	782	15,726	15,308
Consumer installment	658	623	—	623	—	571	531
Total	$29,193	$8,143	$18,786	$26,929	$2,632	$27,384	$26,408

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2017
Commercial, financial and agricultural	$1,453	$734	$613	$1,347	$145	$1,900	$2,173
Real estate – construction and development	1,467	471	500	971	48	1,065	1,122
Real estate – commercial and farmland	10,646	729	8,873	9,602	1,047	8,910	11,053
Real estate – residential	17,416	4,828	10,565	15,393	1,005	14,294	14,930
Consumer installment	523	488	—	488	—	493	541
Total	$31,505	$7,250	$20,551	$27,801	$2,245	$26,662	$29,819

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2017
Commercial, financial and agricultural	$2,924	$1,121	$1,331	$2,452	$379	$2,478	$2,380
Real estate – construction and development	1,655	532	627	1,159	81	1,179	1,160
Real estate – commercial and farmland	11,451	536	9,938	10,474	806	10,669	11,416
Real estate – residential	15,211	4,558	8,636	13,194	1,058	13,683	14,814
Consumer installment	538	498	—	498	—	507	554
Total	$31,779	$7,245	$20,532	$27,777	$2,324	$28,516	$30,324

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Period Ended
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans	$27,764	$15,428	$19,049
Troubled debt restructurings not included above	20,363	20,472	20,205
Total impaired loans	$48,127	$35,900	$39,254

Quarter-to-date interest income recognized on impaired loans	$309	$379	$493
Year-to-date interest income recognized on impaired loans	$1,285	$1,625	$1,246
Quarter-to-date foregone interest income on impaired loans	$506	$281	$356
Year-to-date foregone interest income on impaired loans	$1,032	$1,239	$958

The following table presents an analysis of information pertaining to purchased impaired loans as of September 30, 2018, December 31, 2017 and September 30, 2017:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2018
Commercial, financial and agricultural	$5,499	$631	$341	$972	$—	$670	$737
Real estate – construction and development	16,066	312	7,033	7,345	255	6,561	5,356
Real estate – commercial and farmland	20,297	3,013	12,319	15,332	872	13,282	12,513
Real estate – residential	27,028	8,393	15,598	23,991	886	22,932	21,217
Consumer installment	537	487	—	487	—	287	165
Total	$69,427	$12,836	$35,291	$48,127	$2,013	$43,732	$39,988

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2017
Commercial, financial and agricultural	$4,170	$70	$744	$814	$400	$1,450	$827
Real estate – construction and development	9,060	282	3,875	4,157	1,114	4,218	3,877
Real estate – commercial and farmland	14,596	1,224	11,173	12,397	906	12,840	15,329
Real estate – residential	20,867	6,574	11,910	18,484	821	19,002	20,743
Consumer installment	57	48	—	48	—	68	41
Total	$48,750	$8,198	$27,702	$35,900	$3,241	$37,578	$40,817

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2017
Commercial, financial and agricultural	$5,333	$345	$1,741	$2,086	$800	$1,128	$831
Real estate – construction and development	9,268	1,189	3,088	4,277	537	3,885	3,807
Real estate – commercial and farmland	16,492	1,516	11,766	13,282	1,140	13,658	16,063
Real estate – residential	22,462	7,224	12,297	19,521	762	20,088	21,308
Consumer installment	97	88	—	88	—	58	40
Total	$53,652	$10,362	$28,892	$39,254	$3,239	$38,817	$42,049

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of September 30, 2018 and December 31, 2017 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
September 30, 2018
1	$535,188	$—	$4,678	$16	$10,138	$550,020
2	562,396	718	40,624	41,824	50	645,612
3	164,235	66,470	926,228	1,108,484	24,167	2,289,584
4	137,161	562,700	778,578	96,324	364,755	1,939,518
5	8,363	5,043	17,749	8,857	29	40,041
6	9,521	4,018	23,034	4,453	99	41,125
7	5,288	2,881	13,374	15,243	620	37,406
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$1,422,152	$641,830	$1,804,265	$1,275,201	$399,858	$5,543,306

December 31, 2017
1	$539,899	$—	$5,790	$47	$9,243	$554,979
2	568,557	1,005	68,507	49,742	670	688,481
3	125,740	59,318	966,391	843,178	39,352	2,033,979
4	117,358	552,918	454,506	88,537	274,462	1,487,781
5	330	4,474	6,408	5,781	3	16,996
6	5,236	4,207	15,108	5,339	185	30,075
7	5,381	2,673	18,729	16,837	596	44,216
8	7	—	—	—	—	7
9	—	—	—	—	—	—
Total	$1,362,508	$624,595	$1,535,439	$1,009,461	$324,511	$4,856,514

The following table presents the purchased loan portfolio by risk grade as of September 30, 2018 and December 31, 2017 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
September 30, 2018
1	$54,297	$—	$—	$—	$543	$54,840
2	35,554	—	7,691	89,018	191	132,454
3	80,406	18,141	293,077	70,536	1,147	463,307
4	190,175	184,639	988,802	437,489	26,985	1,828,090
5	38,056	4,424	69,398	21,775	—	133,653
6	11,426	4,033	12,390	7,748	79	35,676
7	3,451	8,645	27,816	22,786	742	63,440
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$413,365	$219,882	$1,399,174	$649,352	$29,687	$2,711,460

December 31, 2017
1	$3,358	$—	$—	$—	$606	$3,964
2	4,541	—	5,047	91,270	240	101,098
3	8,517	13,014	186,187	50,988	1,166	259,872
4	43,085	39,877	230,570	70,837	711	385,080
5	—	2,306	6,081	11,349	—	19,736
6	13,718	4,076	13,637	5,637	53	37,121
7	1,159	6,240	26,724	20,458	143	54,724
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$74,378	$65,513	$468,246	$250,539	$2,919	$861,595

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2018 and 2017 totaling $64.0 million and $36.6 million, respectively, under such parameters.

As of September 30, 2018 and December 31, 2017, the Company had a balance of $12.3 million and $15.6 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $0.8 million and $2.8 million in previous charge-offs on such loans at September 30, 2018 and December 31, 2017, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0.9 million and $1.4 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ended September 30, 2018 and 2017, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $2.3 million and $0.8 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the nine months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$302	1	$4
Real estate – construction and development	1	3	—	—
Real estate – commercial and farmland	1	303	2	226
Real estate – residential	12	1,617	10	526
Consumer installment	6	36	6	27
Total	30	$2,261	19	$783

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $1.7 million and $1.2 million defaulted during the nine months ended September 30, 2018 and 2017, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$10	4	$58
Real estate – construction and development	—	—	1	25
Real estate – commercial and farmland	2	548	4	200
Real estate – residential	17	1,155	12	878
Consumer installment	6	23	7	25
Total	29	$1,736	28	$1,186

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at September 30, 2018 and December 31, 2017:

September 30, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$180	16	$208
Real estate – construction and development	5	384	2	6
Real estate – commercial and farmland	14	3,817	3	306
Real estate – residential	73	6,558	19	742
Consumer installment	3	4	30	92
Total	100	$10,943	70	$1,354

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

As of September 30, 2018 and December 31, 2017, the Company had a balance of $23.7 million and $24.9 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.3 million and $1.2 million in previous charge-offs on such loans at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ended September 30, 2018 and 2017, the Company modified purchased loans as troubled debt restructurings, with principal balances of $1.9 million and $1.0 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the nine months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$5	—	$—
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	1	69	—	—
Real estate – residential	16	1,791	8	1,005
Consumer installment	—	—	—	—
Total	18	$1,865	8	$1,005

Troubled debt restructurings included in purchased loans with an outstanding balance of $2.4 million and $2.3 million defaulted during the nine months ended September 30, 2018 and 2017, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$5
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	1	69	5	1,945
Real estate – residential	23	2,302	7	333
Consumer installment	—	—	1	3
Total	24	$2,371	14	$2,286

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at September 30, 2018 and December 31, 2017.

September 30, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$50	2	$10
Real estate – construction and development	4	1,021	5	301
Real estate – commercial and farmland	13	6,509	8	2,147
Real estate – residential	122	12,783	19	864
Consumer installment	—	—	2	3
Total	140	$20,363	36	$3,325

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine-month period ended September 30, 2018, the year ended December 31, 2017 and the three and nine-month period ended September 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended September 30, 2018
Balance, June 30, 2018	$8,400	$3,789	$8,215	$5,136	$2,877	$2,339	$776	$31,532
Provision for loan losses	1,021	137	809	209	1,039	(1,148)	28	2,095
Loans charged off	(6,121)	(265)	(27)	(293)	(923)	(483)	—	(8,112)
Recoveries of loans previously charged off	939	1	134	44	178	1,305	—	2,601
Balance, September 30, 2018	$4,239	$3,662	$9,131	$5,096	$3,171	$2,013	$804	$28,116

Nine Months Ended September 30, 2018
Balance, December 31, 2017	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791
Provision for loan losses	9,080	201	1,630	750	3,617	(2,001)	(271)	13,006
Loans charged off	(11,314)	(285)	(169)	(695)	(2,724)	(1,514)	—	(16,701)
Recoveries of loans previously charged off	2,842	117	169	255	362	2,275	—	6,020
Balance, September 30, 2018	$4,239	$3,662	$9,131	$5,096	$3,171	$2,013	$804	$28,116

Period-end allocation:
Loans individually evaluated for impairment (1)	$821	$46	$1,800	$782	$—	$2,013	$2	$5,464
Loans collectively evaluated for impairment	3,418	3,616	7,331	4,314	3,171	—	802	22,652
Ending balance	$4,239	$3,662	$9,131	$5,096	$3,171	$2,013	$804	$28,116

Loans:
Individually evaluated for impairment (1)	$2,362	$701	$7,021	$10,226	$—	$36,156	$4,697	$61,163
Collectively evaluated for impairment	1,419,790	641,129	1,797,244	1,264,975	399,858	2,573,182	270,055	8,366,233
Acquired with deteriorated credit quality	—	—	—	—	—	102,122	—	102,122
Ending balance	$1,422,152	$641,830	$1,804,265	$1,275,201	$399,858	$2,711,460	$274,752	$8,529,518

(1) At September 30, 2018, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended September 30, 2017
Balance, March 31, 2017	$3,302	$3,756	$7,869	$5,605	$1,155	$1,791	$1,623	$25,101
Provision for loan losses	910	(587)	68	127	670	745	(146)	1,787
Loans charged off	(1,091)	(1)	(18)	(852)	(320)	(161)	—	(2,443)
Recoveries of loans previously charged off	409	126	26	56	17	887	—	1,521
Balance, September 30, 2017	$3,530	$3,294	$7,945	$4,936	$1,522	$3,262	$1,477	$25,966

Nine Months Ended September 30, 2017
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	2,535	155	540	(9)	1,539	1,428	(360)	5,828
Loans charged off	(1,896)	(95)	(413)	(2,031)	(922)	(1,472)	—	(6,829)
Recoveries of loans previously charged off	699	244	156	190	78	1,680	—	3,047
Balance, September 30, 2017	$3,530	$3,294	$7,945	$4,936	$1,522	$3,262	$1,477	$25,966

Period-end allocation:
Loans individually evaluated for impairment (1)	$509	$81	$1,380	$1,058	$—	$3,262	$105	$6,395
Loans collectively evaluated for impairment	3,021	3,213	6,565	3,878	1,522	—	1,372	19,571
Ending balance	$3,530	$3,294	$7,945	$4,936	$1,522	$3,262	$1,477	$25,966

Loans:
Individually evaluated for impairment (1)	$3,204	$627	$10,512	$8,636	$—	$32,032	$915	$55,926
Collectively evaluated for impairment	1,304,005	549,562	1,548,370	960,653	189,109	763,271	464,303	5,779,273
Acquired with deteriorated credit quality	—	—	—	—	—	121,823	—	121,823
Ending balance	$1,307,209	$550,189	$1,558,882	$969,289	$189,109	$917,126	$465,218	$5,957,022

(1) At September 30, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 5 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in OREO during the nine months ended September 30, 2018 and 2017:

(dollars in thousands)	September 30, 2018	September 30, 2017
Beginning balance, January 1	$8,464	$10,874
Loans transferred to other real estate owned	3,764	4,043
Net gains (losses) on sale and write-downs recorded in statement of income	(470)	(766)
Sales proceeds	(2,321)	(4,760)
Other	(62)	—
Ending balance	$9,375	$9,391

The following is a summary of the activity in purchased OREO during the nine months ended September 30, 2018 and 2017:

(dollars in thousands)	September 30, 2018	September 30, 2017
Beginning balance, January 1	$9,011	$12,540
Loans transferred to other real estate owned	2,434	4,294
Acquired in acquisitions	1,888	—
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	—	76
Net gains (losses) on sale and write-downs recorded in statement of income	(477)	265
Sales proceeds	(5,140)	(7,229)
Other	(24)	—
Ending balance	$7,692	$9,946

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At September 30, 2018 and December 31, 2017, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at September 30, 2018 and December 31, 2017.

(dollars in thousands)	September 30, 2018	December 31, 2017
Securities sold under agreements to repurchase	$14,071	$30,638

At September 30, 2018 and December 31, 2017, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 7 – OTHER BORROWINGS

The Company has, from time to time, utilized certain borrowing arrangements to fund growth in earning assets or provide additional liquidity when appropriate spreads can be realized. At September 30, 2018 and December 31, 2017, there were $656.8 million and $250.6 million, respectively, in outstanding other borrowings.

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2018	December 31, 2017
FHLB borrowings:
Daily Rate Credit with a variable interest rate (1.59% at December 31, 2017)	$—	$25,000
Fixed Rate Advance due October 10, 2018; fixed interest rate of 2.13%	250,000	—
Fixed Rate Advance due October 17, 2018; fixed interest rate of 2.17%	250,000	—
Fixed Rate Hybrid Advance due November 6, 2018; fixed interest rate of 2.727%	5,000	—
Convertible Flipper Advance due May 22, 2019; current interest rate of 4.68%	1,500	—
Principal Reducing Advance due June 20, 2019; fixed interest rate of 1.274%	750	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,300	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	900	—
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,885	—
Fixed Rate Advance due January 8, 2018; fixed interest rate of 1.39%	—	150,000
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,107 and $1,205, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,893	73,795
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	28	49
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,575	1,710
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (5.82% at September 30, 2018)	70,000	—
Total	$656,831	$250,554

The advances from the FHLB are collateralized by a blanket lien on all first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2018, $1.50 billion was available for borrowing on lines with the FHLB.

At September 30, 2018, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $100.0 million.  This line of credit is secured by subsidiary bank stock, expires on September 26, 2020, and bears a variable interest rate of 90-day LIBOR plus 3.50%.  At September 30, 2018, there was $30.0 million available for borrowing under the revolving credit arrangement.

As of September 30, 2018, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $117.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2018, the Company had $1.30 billion of loans pledged at the Federal Reserve discount window and had $859.3 million available for borrowing.

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

A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$1,581,342	$1,109,806
Unused home equity lines of credit	112,706	69,788
Financial standby letters of credit	21,862	11,389
Mortgage interest rate lock commitments	113,642	86,149
Mortgage forward contracts with positive fair value	246,601	31,500

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

Other Commitments

As of September 30, 2018, a $75.0 million letter of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The reclassification of gains included in net income is recorded in gain (loss) on securities in the consolidated statement of income and comprehensive income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of September 30, 2018 and 2017:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(70)	(70)
Current year changes, net of tax	347	(15,181)	(14,834)
Balance, September 30, 2018	$586	$(17,162)	$(16,576)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$176	$(1,234)	$(1,058)
Reclassification for gains included in net income, net of tax	—	(24)	(24)
Current year changes, net of tax	(38)	4,361	4,323
Balance, September 30, 2017	$138	$3,103	$3,241

NOTE 11 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(share data in thousands)	2018	2017	2018	2017
Average common shares outstanding	47,515	37,225	41,673	36,690
Common share equivalents:
Stock options	14	70	14	70
Nonvested restricted share grants	156	258	158	257
Average common shares outstanding, assuming dilution	47,685	37,553	41,845	37,017

For the three and nine-month periods ended September 30, 2018 and 2017, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company’s loans held for sale are carried at fair value and are comprised of the following:

(dollars in thousands)	September 30, 2018	December 31, 2017
Mortgage loans held for sale	$130,179	$190,445
SBA loans held for sale	—	6,997
Total loans held for sale	$130,179	$197,442

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $3.3 million and $5.7 million resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2018 and 2017, respectively. A net gain of $2.7 million and a net loss of $3.4 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the nine months ended September 30, 2018 and 2017, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale carried at fair value as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018	December 31, 2017
Aggregate fair value of mortgage loans held for sale	$130,179	$190,445
Aggregate unpaid principal balance	126,903	185,814
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Investment Securities Available for Sale: The fair value of securities available for sale is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, mortgage-backed securities, collateralized mortgage and debt obligations, and municipal securities. The Level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and may include certain residual municipal securities and other less liquid securities.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2018 and December 31, 2017:

	Recurring Basis Fair Value Measurements
	September 30, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$151,749	$—	$151,749	$—
Corporate debt securities	67,118	—	65,618	1,500
Mortgage-backed securities	943,703	—	943,703	—
Loans held for sale	130,179	—	130,179	—
Derivative financial instruments	315	—	315	—
Mortgage banking derivative instruments	3,668	—	3,668	—
Total recurring assets at fair value	$1,296,732	$—	$1,295,232	$1,500

	Recurring Basis Fair Value Measurements
	December 31, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$137,794	$—	$137,794	$—
Corporate debt securities	47,143	—	45,643	1,500
Mortgage-backed securities	625,936	—	625,936	—
Loans held for sale	197,442	—	197,442	—
Mortgage banking derivative instruments	2,888	—	2,888	—
Total recurring assets at fair value	$1,011,203	$—	$1,009,703	$1,500
Financial liabilities:
Derivative financial instruments	$381	$—	$381	$—
Mortgage banking derivative instruments	67	—	67	—
Total recurring liabilities at fair value	$448	$—	$448	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2018 and December 31, 2017:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Impaired loans carried at fair value	$31,182	$—	$—	$31,182
Other real estate owned	2,734	—	—	2,734
Purchased other real estate owned	7,692	—	—	7,692
Total nonrecurring assets at fair value	$41,608	$—	$—	$41,608

December 31, 2017
Impaired loans carried at fair value	$27,684	$—	$—	$27,684
Other real estate owned	323	—	—	323
Purchased other real estate owned	9,011	—	—	9,011
Total nonrecurring assets at fair value	$37,018	$—	$—	$37,018

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2018 and the year ended December 31, 2017, there was not a change in the methods and significant assumptions used to estimate fair value for assets and liabilities carried at fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets and liabilities:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2018
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$31,182	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	10% - 90%	26%
Other real estate owned	$2,734	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 54%	23%
Purchased other real estate owned	$7,692	Third-party appraisals	Collateral discounts and estimated costs to sell	6% - 74%	38%

December 31, 2017
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$27,684	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	24%
Other real estate owned	$323	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 15%	15%
Purchased other real estate owned	$9,011	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 74%	26%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows. The methods used to estimate the fair value of financial instruments at December 31, 2017 approximated an entry price. In accordance with the adoption of ASU 2016-01, the methods utilized to estimate the fair value of financial instruments at September 30, 2018 represent an approximation of exit price; however, an actual price derived in an active market may differ.

		Fair Value Measurements
		September 30, 2018
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$158,453	$158,453	$—	$—	$158,453
Federal funds sold and interest-bearing deposits in banks	470,804	470,804	—	—	470,804
Time deposits in other banks	11,558	—	11,558	—	11,558
Loans, net	8,470,220	—	—	8,421,188	8,421,188
Accrued interest receivable	36,846	—	5,498	31,348	36,846
Financial liabilities:
Deposits	$9,181,363	$—	$9,175,256	$—	$9,175,256
Securities sold under agreements to repurchase	14,071	14,071	—	—	14,071
Other borrowings	656,831	—	658,197	—	658,197
Subordinated deferrable interest debentures	88,986	—	85,400	—	85,400
FDIC loss-share payable	18,740	—	—	18,901	18,901
Liability for USPF acquisition contingent consideration	2,514	—	—	2,514	2,514
Accrued interest payable	4,462	—	4,462	—	4,462

		Fair Value Measurements
		December 31, 2017
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$139,313	$139,313	$—	$—	$139,313
Federal funds sold and interest-bearing deposits in banks	191,345	191,345	—	—	191,345
Loans, net	5,992,880	—	—	5,960,963	5,960,963
Accrued interest receivable	26,005	26,005	—	—	26,005
Financial liabilities:
Deposits	$6,625,845	$—	$6,627,773	$—	$6,627,773
Securities sold under agreements to repurchase	30,638	30,638	—	—	30,638
Other borrowings	250,554	—	251,759	—	251,759
Subordinated deferrable interest debentures	85,550	—	74,243	—	74,243
FDIC loss-share payable	8,803	—	—	9,548	9,548
Accrued interest payable	3,258	3,258	—	—	3,258

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$97,282	$9,347	$4,035	$2,090	$8,365	$121,119
Interest expense	13,241	3,803	1,566	631	2,840	22,081
Net interest income	84,041	5,544	2,469	1,459	5,525	99,038
Provision for loan losses	1,229	122	—	41	703	2,095
Noninterest income	16,524	12,097	503	1,045	2	30,171
Noninterest expense
Salaries and employee benefits	26,120	10,061	136	682	1,447	38,446
Equipment and occupancy expenses	7,871	618	2	58	49	8,598
Data processing and telecommunications expenses	7,589	347	30	1	551	8,518
Other expenses	13,461	1,828	69	210	1,223	16,791
Total noninterest expense	55,041	12,854	237	951	3,270	72,353
Income before income tax expense	44,295	4,665	2,735	1,512	1,554	54,761
Income tax expense	11,156	943	574	317	327	13,317
Net income	$33,139	$3,722	$2,161	$1,195	$1,227	$41,444

Total assets	$9,616,931	$789,402	$297,979	$134,172	$590,510	$11,428,994
Goodwill	440,147	—	—	—	65,457	505,604
Other intangible assets, net	33,125	—	—	—	21,604	54,729

	Three Months Ended September 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$59,130	$5,862	$2,022	$1,413	$7,895	$76,322
Interest expense	5,530	1,597	487	432	1,421	9,467
Net interest income	53,600	4,265	1,535	981	6,474	66,855
Provision for loan losses	1,037	262	215	(1)	274	1,787
Noninterest income	13,007	12,257	583	1,130	22	26,999
Noninterest expense
Salaries and employee benefits	20,554	9,792	129	858	1,250	32,583
Equipment and occupancy expenses	5,384	555	1	54	42	6,036
Data processing and telecommunications expenses	6,357	425	28	9	231	7,050
Other expenses	14,905	1,001	51	63	2,078	18,098
Total noninterest expense	47,200	11,773	209	984	3,601	63,767
Income before income tax expense	18,370	4,487	1,694	1,128	2,621	28,300
Income tax expense	4,850	1,475	580	394	843	8,142
Net income	$13,520	$3,012	$1,114	$734	$1,778	$20,158

Total assets	$6,296,159	$531,897	$236,024	$94,531	$491,209	$7,649,820
Goodwill	125,532	—	—	—	—	125,532
Other intangible assets, net	14,437	—	—	—	—	14,437

The following tables present selected financial information with respect to the Company’s reportable business segments for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$226,576	$24,142	$10,428	$5,428	$24,003	$290,577
Interest expense	25,417	8,555	3,778	1,725	7,264	46,739
Net interest income	201,159	15,587	6,650	3,703	16,739	243,838
Provision for loan losses	2,883	585	—	1,025	8,513	13,006
Noninterest income	42,910	37,571	1,635	3,764	2,062	87,942
Noninterest expense
Salaries and employee benefits	74,834	28,667	402	2,158	4,250	110,311
Equipment and occupancy expenses	19,032	1,756	2	171	225	21,186
Data processing and telecommunications expenses	19,504	1,119	93	19	1,357	22,092
Other expenses	54,478	5,337	176	736	3,521	64,248
Total noninterest expense	167,848	36,879	673	3,084	9,353	217,837
Income before income tax expense	73,338	15,694	7,612	3,358	935	100,937
Income tax expense	18,114	3,262	1,598	705	(233)	23,446
Net income	$55,224	$12,432	$6,014	$2,653	$1,168	$77,491

	Nine Months Ended September 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$170,036	$14,890	$4,968	$3,884	$21,005	$214,783
Interest expense	14,510	4,179	1,074	1,111	3,307	24,181
Net interest income	155,526	10,711	3,894	2,773	17,698	190,602
Provision for loan losses	4,510	617	159	98	444	5,828
Noninterest income	38,974	35,823	1,340	4,663	94	80,894
Noninterest expense
Salaries and employee benefits	58,757	24,771	403	2,339	3,239	89,509
Equipment and occupancy expenses	16,068	1,684	3	159	145	18,059
Data processing and telecommunications expenses	18,778	1,182	80	12	598	20,650
Other expenses	34,355	3,030	137	533	6,326	44,381
Total noninterest expense	127,958	30,667	623	3,043	10,308	172,599
Income before income tax expense	62,032	15,250	4,452	4,295	7,040	93,069
Income tax expense	17,801	5,337	1,559	1,503	2,471	28,671
Net income	$44,231	$9,913	$2,893	$2,792	$4,569	$64,398

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$4,996	$3,938	$13,785	$12,127
Overdraft fees	4,976	4,572	13,171	13,424
Other service charges on deposit accounts	2,718	2,025	6,575	6,163
Total ASC 606 revenue included in service charges on deposits accounts	12,690	10,535	33,531	31,714
Total service charges on deposit accounts	$12,690	$10,535	$33,531	$31,714

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$697	$619	$1,991	$1,948
Total ASC 606 revenue included in other service charges, commission and fees	697	619	1,991	1,948
Other	80	80	202	189
Total other service charges, commission and fees	$777	$699	$2,193	$2,137

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net gains (losses) recognized on sale of OREO	$(185)	$(11)	$(414)	$669

NOTE 15 – SUBSEQUENT EVENTS

On October 25, 2018, the Company announced that its Board of Directors has authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur over the next twelve months, will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares.

On October 10, 2018, Hurricane Michael hit the Gulf Coast of the Florida Panhandle as a high-end Category 4 hurricane with sustained winds exceeding 150 mph as it made landfall near Mexico Beach, Florida. In Florida, Mexico Beach, Panama City and Lynn Haven suffered significant damage due to the extreme winds and storm surge, causing heavy damage to homes and buildings, as well as knocking down trees and power lines. On October 11, 2018 , the following five Florida counties were declared major disaster counties by the President of the United States: Bay, Franklin, Gulf, Taylor and Wakulla.

The storm weakened as it began to take a northeastward trajectory across the inner Southeastern United States. However, Hurricane Michael reached the Georgia state border as a Category 3 hurricane. Agriculture across Georgia suffered significant losses, especially cotton and pecan crops.

Management continues to evaluate the financial impact of Hurricane Michael to be recorded in the fourth quarter of 2018. This assessment includes the increased credit risk stemming from loans secured by real estate, agricultural loans, consumer installment home improvement loans, as well as the general economic impact to the impacted areas. The assessment also includes damage to bank branch locations and equipment not expected to be covered by insurance, business interruption to certain bank branch locations due to loss of power or network connectivity, employee assistance, refund of overdraft fees and ATM fees and other community outreach programs. Although management’s assessment was not finalized at the time of this filing, the total financial impact of Hurricane Michael expected to be recorded in the fourth quarter of 2018 is currently projected on a pre-tax basis to be in the range of $1.5 million to $2.3 million.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2018, as compared with December 31, 2017, and operating results for the three- and nine-month periods ended September 30, 2018 and 2017. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2018 and 2017. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

						Nine Months Ended September 30,
(in thousands, except share and per share data)	Third Quarter 2018	Second Quarter 2018	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	2018	2017
Results of Operations:
Net interest income	$99,038	$75,999	$68,801	$69,523	$66,855	$243,838	$190,602
Net interest income (tax equivalent)	100,117	76,943	69,787	71,537	68,668	246,847	195,549
Provision for loan losses	2,095	9,110	1,801	2,536	1,787	13,006	5,828
Non-interest income	30,171	31,307	26,464	23,563	26,999	87,942	80,894
Non-interest expense	72,353	86,386	59,098	59,337	63,767	217,837	172,599
Income tax expense	13,317	2,423	7,706	22,063	8,142	23,446	28,671
Net income available to common shareholders	41,444	9,387	26,660	9,150	20,158	77,491	64,398
Selected Average Balances:
Investment securities	$1,185,225	$908,782	$860,419	$850,817	$864,456	$986,065	$864,684
Loans held for sale	151,396	141,875	138,129	138,468	126,798	143,848	105,296
Loans	5,703,921	5,198,301	4,902,082	4,692,997	4,379,082	5,277,108	4,018,597
Purchased loans	2,499,393	1,107,184	842,509	888,854	937,595	1,483,029	982,033
Purchased loan pools	287,859	310,594	325,113	446,677	475,742	307,718	513,750
Earning assets	10,138,029	7,818,525	7,215,742	7,202,103	6,892,939	8,403,042	6,610,374
Assets	11,204,504	8,529,035	7,823,451	7,777,996	7,461,367	9,217,174	7,180,330
Deposits	8,962,170	6,607,518	6,383,513	6,372,259	5,837,154	7,327,179	5,667,891
Shareholders’ equity	1,395,479	974,494	849,346	812,264	796,856	1,094,233	756,153
Period-End Balances:
Investment securities	$1,198,499	$1,198,472	$880,812	$853,143	$867,570	$1,198,499	$867,570
Loans held for sale	130,179	137,249	111,135	197,442	137,392	130,179	137,392
Loans	5,543,306	5,380,515	5,051,986	4,856,514	4,574,678	5,543,306	4,574,678
Purchased loans	2,711,460	2,812,510	818,587	861,595	917,126	2,711,460	917,126
Purchased loan pools	274,752	297,509	319,598	328,246	465,218	274,752	465,218
Earning assets	10,340,558	10,110,983	7,393,048	7,288,285	7,074,828	10,340,558	7,074,828
Total assets	11,428,994	11,190,697	8,022,828	7,856,203	7,649,820	11,428,994	7,649,820
Deposits	9,181,363	8,761,593	6,446,165	6,625,845	5,895,504	9,181,363	5,895,504
Shareholders’ equity	1,404,977	1,371,896	868,944	804,479	801,921	1,404,977	801,921
Per Common Share Data:
Earnings per share - basic	$0.87	0.24	0.70	0.25	0.54	1.86	1.76
Earnings per share - diluted	$0.87	0.24	0.70	0.24	0.54	1.85	1.74
Book value per common share	$29.58	$28.87	$22.67	$21.59	$21.54	$29.58	$21.54
Tangible book value per common share	$17.78	$17.12	$16.90	$17.86	$17.78	$17.78	$17.78
End of period shares outstanding	47,496,966	47,518,662	38,327,081	37,260,012	37,231,049	47,496,966	37,231,049

						Nine Months Ended September 30,
(in thousands, except share and per share data)	Third Quarter 2018	Second Quarter 2018	First Quarter 2018	Fourth Quarter 2017	Third Quarter 2017	2018	2017
Weighted Average Shares Outstanding:
Basic	47,514,653	39,432,021	37,966,781	37,238,564	37,225,418	41,672,792	36,689,934
Diluted	47,685,334	39,709,503	38,250,122	37,556,335	37,552,667	41,844,900	37,017,486
Market Price:
High intraday price	$54.35	$58.10	$59.05	$51.30	$51.28	$59.05	$51.28
Low intraday price	$45.15	$50.20	$47.90	$44.75	$41.05	$45.15	$41.05
Closing price for quarter	$45.70	$53.35	$52.90	$48.20	$48.00	$45.70	$48.00
Average daily trading volume	382,622	253,413	235,964	206,178	168,911	291,061	193,555
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.30	$0.30
Closing price to book value	1.54	1.85	2.33	2.23	2.23	1.54	2.23
Performance Ratios:
Return on average assets	1.47%	0.44%	1.38%	0.47%	1.07%	1.12%	1.20%
Return on average common equity	11.78%	3.86%	12.73%	4.47%	10.04%	9.47%	11.39%
Average loans to average deposits	96.43%	102.28%	97.25%	96.78%	101.41%	98.42%	99.15%
Average equity to average assets	12.45%	11.43%	10.86%	10.44%	10.68%	11.87%	10.53%
Net interest margin (tax equivalent)	3.92%	3.95%	3.92%	3.94%	3.95%	3.93%	3.96%
Efficiency ratio	56.00%	80.50%	62.04%	63.74%	67.94%	65.66%	63.57%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$1,404,977	$1,371,896	$868,944	$804,479	$801,921	$1,404,977	$801,921
Less:
Goodwill	505,604	504,764	208,513	125,532	125,532	505,604	125,532
Other intangible assets, net	54,729	53,561	12,562	13,496	14,437	54,729	14,437
Tangible common equity	$844,644	$813,571	$647,869	$665,451	$661,952	$844,644	$661,952
End of period shares outstanding	47,496,966	47,518,662	38,327,081	37,260,012	37,231,049	47,496,966	37,231,049
Book value per common share	$29.58	$28.87	$22.67	$21.59	$21.54	$29.58	$21.54
Tangible book value per common share	17.78	17.12	16.90	17.86	17.78	17.78	17.78

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

In accounting for the Atlantic acquisition, the Company recorded assets (exclusive of goodwill) of $873.9 million, loans held for investment of $755.7 million, deposits of $585.2 million, and other borrowings of $204.5 million. For additional information regarding the Atlantic acquisition see Note 2.

Hamilton State Bancshares, Inc.

On June 29, 2018, the Company completed its acquisition of Hamilton. Upon consummation of the acquisition, Hamilton was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Hamilton's wholly owned banking subsidiary, Hamilton State Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Hamilton State Bank had a total of 28 full-service branches located in Atlanta, Georgia and the surrounding area as well as in Gainesville, Georgia. Under the terms of the merger agreement, Hamilton's shareholders received 0.16 shares of Ameris common stock and $0.93 in cash for each share of Hamilton voting common stock or nonvoting common stock they previously held. As a result, the Company issued 6,548,385 common shares at a fair value of $349.4 million and paid $47.8 million in cash to the former shareholders of Hamilton as merger consideration.

In accounting for the Hamilton acquisition, the Company recorded assets (exclusive of goodwill) of $1.78 billion, investment securities of $285.8 million, loans held for investment of $1.30 billion, and deposits of $1.58 billion. For additional information regarding the Hamilton acquisition see Note 2.

Costs and Requirements for Exceeding $10 Billion in Total Assets

With the completion of the Hamilton acquisition, the Bank surpassed $10 billion in total assets as of the merger's June 29, 2018 closing date.  As a result, the Bank is now subject to additional regulations and oversight that can affect both our revenues and expenses.

Such regulations and oversight include becoming subject to: increased expectations with respect to risk management, internal audit, and information security; enhanced stress testing as a component of liquidity and capital planning; the examination and enforcement authority of the Consumer Financial Protection Bureau with respect to consumer and small business products and services; deposit insurance premium assessments based on an FDIC scorecard which takes into account, among other things, the Bank's CAMELS rating and results of asset-related stress testing and funding-related stress testing; and a cap on interchange transaction fees for debit cards, as required by Federal Reserve regulations, which will significantly reduce Ameris Bank's interchange revenue beginning in 2019 after a phase-in period.

We expect to expend additional resources to comply with these additional regulatory requirements. Further possible increased deposit insurance assessments may result in increased expenses. A decrease in the amount of interchange fees we receive on electronic debit interchange transactions will reduce our revenues. Finally, a failure to meet prudential risk management and capital planning standards or compliance with consumer lending laws could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

Subsequent Events

On October 25, 2018, the Company announced that its Board of Directors has authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur over the next twelve months, will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares.

On October 10, 2018, Hurricane Michael hit the Gulf Coast of the Florida Panhandle as a high-end Category 4 hurricane with sustained winds exceeding 150 mph as it made landfall near Mexico Beach, Florida. In Florida, Mexico Beach, Panama City and Lynn Haven suffered significant damage due to the extreme winds and storm surge, causing heavy damage to homes and buildings, as well as knocking down trees and power lines. On October 11, 2018 , the following five Florida counties were declared major disaster counties by the President of the United States: Bay, Franklin, Gulf, Taylor and Wakulla.

The storm weakened as it began to take a northeastward trajectory across the inner Southeastern United States. However, Hurricane Michael reached the Georgia state border as a Category 3 hurricane. Agriculture across Georgia suffered significant losses, especially cotton and pecan crops.

Management continues to evaluate the financial impact of Hurricane Michael to be recorded in the fourth quarter of 2018. This assessment includes the increased credit risk stemming from loans secured by real estate, agricultural loans, consumer installment home improvement loans, as well as the general economic impact to the impacted areas. The assessment also includes damage to bank branch locations and equipment not expected to be covered by insurance, business interruption to certain bank branch locations due to loss of power or network connectivity, employee assistance, refund of overdraft fees and ATM fees and other community outreach programs. Although management’s assessment was not finalized at the time of this filing, the total financial impact of Hurricane Michael expected to be recorded in the fourth quarter of 2018 is currently projected on a pre-tax basis to be in the range of $1.5 million to $2.3 million.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $41.4 million, or $0.87 per diluted share, for the quarter ended September 30, 2018, compared with $20.2 million, or $0.54 per diluted share, for the same period in 2017. The Company’s return on average assets and average shareholders’ equity were 1.47% and 11.78%, respectively, in the third quarter of 2018, compared with 1.07% and 10.04%, respectively, in the third quarter of 2017. During the third quarter of 2018, the Company incurred pre-tax merger and conversion charges of $276,000, pre-tax executive retirement benefits of $1.0 million, pre-tax restructuring charges related to branch consolidations of $229,000 and pre-tax losses on the sale of premises of $4,000. During the third quarter of 2017, the Company incurred pre-tax merger and conversion charges of $92,000, pre-tax compliance resolution expenses of $4.7 million, pre-tax financial impact of Hurricane Irma of $410,000 and pre-tax losses on the sale of premises of $91,000. Excluding these merger and conversion charges, executive retirement benefits, restructuring charges, compliance resolution expenses, the financial impact of Hurricane Irma and losses on the sale of premises, the Company’s net income would have been $43.3 million, or $0.91 per diluted share, for the third quarter of 2018 and $23.6 million, or $0.63 per diluted share, for the third quarter of 2017.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended September 30,
(in thousands, except share and per share data)	2018	2017
Net income available to common shareholders	$41,444	$20,158
Adjustment items:
Merger and conversion charges	276	92
Executive retirement benefits	962	—
Restructuring charge	229	—
Certain compliance resolution expenses	—	4,729
Financial impact of Hurricane Irma	—	410
Loss on the sale of premises	4	91
Tax effect of adjustment items (Note 1)	377	(1,863)
After tax adjustment items	1,848	3,459
Adjusted net income	$43,292	$23,617

Weighted average common shares outstanding - diluted	47,685,334	37,552,667
Net income per diluted share	$0.87	$0.54
Adjusted net income per diluted share	$0.91	$0.63

Note 1: A portion of the 2018 third quarter merger and conversion charges is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the third quarter of 2018 and 2017, respectively:

	Three Months Ended September 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$97,282	$9,347	$4,035	$2,090	$8,365	$121,119
Interest expense	13,241	3,803	1,566	631	2,840	22,081
Net interest income	84,041	5,544	2,469	1,459	5,525	99,038
Provision for loan losses	1,229	122	—	41	703	2,095
Noninterest income	16,524	12,097	503	1,045	2	30,171
Noninterest expense
Salaries and employee benefits	26,120	10,061	136	682	1,447	38,446
Equipment and occupancy expenses	7,871	618	2	58	49	8,598
Data processing and telecommunications expenses	7,589	347	30	1	551	8,518
Other expenses	13,461	1,828	69	210	1,223	16,791
Total noninterest expense	55,041	12,854	237	951	3,270	72,353
Income before income tax expense	44,295	4,665	2,735	1,512	1,554	54,761
Income tax expense	11,156	943	574	317	327	13,317
Net income	$33,139	$3,722	$2,161	$1,195	$1,227	$41,444

	Three Months Ended September 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$59,130	$5,862	$2,022	$1,413	$7,895	$76,322
Interest expense	5,530	1,597	487	432	1,421	9,467
Net interest income	53,600	4,265	1,535	981	6,474	66,855
Provision for loan losses	1,037	262	215	(1)	274	1,787
Noninterest income	13,007	12,257	583	1,130	22	26,999
Noninterest expense
Salaries and employee benefits	20,554	9,792	129	858	1,250	32,583
Equipment and occupancy expenses	5,384	555	1	54	42	6,036
Data processing and telecommunications expenses	6,357	425	28	9	231	7,050
Other expenses	14,905	1,001	51	63	2,078	18,098
Total noninterest expense	47,200	11,773	209	984	3,601	63,767
Income before income tax expense	18,370	4,487	1,694	1,128	2,621	28,300
Income tax expense	4,850	1,475	580	394	843	8,142
Net income	$13,520	$3,012	$1,114	$734	$1,778	$20,158

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2018 and 2017. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate for 2018 and a 35% federal tax rate for 2017.

	Quarter Ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$310,235	$1,653	2.11%	$109,266	$406	1.47%
Investment securities	1,185,225	9,050	3.03%	864,456	5,665	2.60%
Loans held for sale	151,396	1,566	4.10%	126,798	1,131	3.54%
Loans	5,703,921	73,178	5.09%	4,379,082	53,394	4.84%
Purchased loans	2,499,393	34,692	5.51%	937,595	14,048	5.94%
Purchased loan pools	287,859	2,059	2.84%	475,742	3,491	2.91%
Total interest-earning assets	10,138,029	122,198	4.78%	6,892,939	78,135	4.50%
Noninterest-earning assets	1,066,475			568,428
Total assets	$11,204,504			$7,461,367

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$4,430,646	$7,109	0.64%	$3,162,448	$2,963	0.37%
Time deposits	2,210,673	8,521	1.53%	1,020,239	2,173	0.85%
Federal funds purchased and securities sold under agreements to repurchase	12,529	4	0.13%	19,414	11	0.22%
FHLB advances	513,460	2,745	2.12%	608,413	1,849	1.21%
Other borrowings	145,513	2,180	5.94%	75,590	1,183	6.21%
Subordinated deferrable interest debentures	88,801	1,522	6.80%	85,040	1,288	6.01%
Total interest-bearing liabilities	7,401,622	22,081	1.18%	4,971,144	9,467	0.76%
Demand deposits	2,320,851			1,654,467
Other liabilities	86,552			38,900
Shareholders’ equity	1,395,479			796,856
Total liabilities and shareholders’ equity	$11,204,504			$7,461,367
Interest rate spread			3.60%			3.74%
Net interest income		$100,117			$68,668
Net interest margin			3.92%			3.95%

On a tax-equivalent basis, net interest income for the third quarter of 2018 was $100.1 million, an increase of $31.4 million, or 45.8%, compared with $68.7 million reported in the same quarter in 2017. The higher net interest income is a result of growth in average interest earning assets which increased $3.25 billion, or 47.1%, from $6.89 billion in the third quarter of 2017 to $10.14 billion for the third quarter of 2018. This growth in interest earning assets resulted primarily from the Atlantic acquisition and the Hamilton acquisition both occurring in the second quarter of 2018, as well as strong growth in average legacy loans which increased $1.32 billion, or 30.3%, to $5.70 billion in the third quarter 2018 from $4.38 billion in the same period of 2017. The Company’s net interest margin during the third quarter of 2018 was 3.92%, down three basis points from 3.95% reported in the third quarter of 2017 and also down three basis points from 3.95% reported in the second quarter of 2018.

Total interest income, on a tax-equivalent basis, increased to $122.2 million during the third quarter of 2018, compared with $78.1 million in the same quarter of 2017. Yields on earning assets increased to 4.78% during the third quarter of 2018, compared with 4.50% reported in the third quarter of 2017. During the third quarter of 2018, loans comprised 85.2% of average earning assets, compared with 85.9% in the same quarter of 2017. Yields on legacy loans increased to 5.09% in the third quarter of 2018, compared with 4.84% in the same period of 2017. The yield on purchased loans decreased from 5.94% in the third quarter of 2017 to 5.51% during the third quarter of 2018. Accretion income for the third quarter of 2018 was $3.7 million, compared with $2.7 million in the second quarter of 2018 and $2.7 million in the third quarter of 2017. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 4.79% for the third quarter of 2017, compared with 4.93% in the same period of 2018. Yields on purchased loan pools decreased from 2.91% in the third quarter of 2017 to 2.84% in the same period in 2018. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.76% in the third quarter of 2017 to 1.18% in the third quarter of 2018. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 0.90% in the third quarter of 2018, compared with 0.57% during the third quarter of 2017. Deposit costs increased from 0.35% in the third quarter of 2017 to 0.69% in the third quarter of 2018. Non-deposit funding costs increased from 2.18% in the third quarter of 2017 to 3.37% in the third quarter of 2018. The increase in non-deposit funding costs was driven primarily by higher market rates being paid on short-term FHLB advances. Funding from non-CD deposits averaged 75.3% of total deposits in the third quarter of 2018, compared with 82.5% during the third quarter of 2017. Average balances of interest bearing deposits and their respective costs for the third quarter of 2018 and 2017 are shown below:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,567,111	0.29%	$1,201,151	0.20%
MMDA	2,440,086	0.96%	1,682,306	0.55%
Savings	423,449	0.08%	278,991	0.07%
Retail CDs < $100,000	744,145	0.97%	437,641	0.62%
Retail CDs > $100,000	978,842	1.48%	582,598	1.01%
Brokered CDs	487,686	2.48%	—	—%
Interest-bearing deposits	$6,641,319	0.93%	$4,182,687	0.49%

Provision for Loan Losses

The Company’s provision for loan losses during the third quarter of 2018 amounted to $2.1 million, compared with $9.1 million in the second quarter of 2018 and $1.8 million in the third quarter of 2017. Approximately $6.7 million of the provision for loan losses recorded during the second quarter of 2018 was attributable to two loan relationships within the premium finance division that became impaired during the second quarter of 2018. At September 30, 2018, classified loans still accruing increased to $67.1 million, compared with $57.8 million at December 31, 2017 due to classified loans still accruing purchased during the second quarter of 2018 in the Atlantic and Hamilton acquisitions. Non-performing assets as a percentage of total assets decreased from 0.68% at December 31, 2017 to 0.60% at September 30, 2018. Net charge-offs on legacy loans during the third quarter of 2018 were approximately $6.3 million, or 0.44% of average legacy loans on an annualized basis, compared with approximately $1.6 million, or 0.15%, in the third quarter of 2017. The increase in net charge-offs on legacy loans during the third quarter of 2018 was primarily attributable to elevated charge-offs in the premium finance division which had been provided for through increased provision for loan losses in the second quarter of 2018. The Company’s allowance for loan losses allocated to legacy loans at September 30, 2018 was $25.3 million, or 0.46% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The Company’s total allowance for loan losses at September 30, 2018 was $28.1 million, or 0.33% of total loans, compared with $25.8 million, or 0.43% of total loans, at December 31, 2017.

Noninterest Income

Total non-interest income for the third quarter of 2018 was $30.2 million, an increase of $3.2 million, or 11.7%, from the $27.0 million reported in the third quarter of 2017.  Service charges on deposit accounts in the third quarter of 2018 were $12.7 million, increasing by $2.2 million , or 20.5%, compared with $10.5 million in the third quarter of 2017. This increase in service charges on deposit accounts is due primarily to an increase in the number of deposit accounts resulting from the Atlantic and Hamilton acquisitions in the second quarter of 2018. Income from mortgage-related activities was $13.4 million in the third quarter of 2018 consistent with $13.3 million in the third quarter of 2017. Total production in the third quarter of 2018 amounted to $479.1 million, compared with $401.7 million in the same quarter of 2017, while spread (gain on sale) decreased to 3.00% in the current quarter compared with 3.30% in the same quarter of 2017. The retail mortgage open pipeline finished the third quarter of 2018 at $162.4 million, compared with $228.7 million at the beginning of the third quarter of 2018 and $158.4 million at the end of the third quarter of 2017. Other service charges, commissions and fees increased $78,000, or 11.2%, to $777,000 during the third quarter of 2018, compared with $699,000 during the third quarter of 2017 due to increased ATM fees. Other non-interest income increased $818,000, or 33.7%, to $3.2 million for the third quarter of 2018, compared with $2.4 million during the third quarter of 2017. The increase in other non-interest income was primarily attributable to increases in loan servicing income, bank owned life insurance income and check order fee income, with such increases partially offset by a decrease in gain on sale of SBA loans.

Noninterest Expense

Total non-interest expenses for the third quarter of 2018 increased $8.6 million, or 13.5%, to $72.4 million, compared with $63.8 million in the same quarter 2017. Salaries and employee benefits increased $5.9 million, or 18.0%, from $32.6 million in the third quarter of 2017 to $38.4 million in the third quarter of 2018 due primarily to an increase of 402, or 27.8%. full-time equivalent employees from 1,445 at September 30, 2017 to 1,847 at September 30, 2018, resulting from staff added as a result of the Atlantic and Hamilton acquisitions which occurred in the second quarter of 2018. Additionally, $962,000 in salaries and employee benefits expense was recorded during the third quarter of 2018 related to executive retirement benefits. Occupancy and equipment expenses increased $2.6 million, or 42.4%, to $8.6 million for the third quarter of 2018, compared with $6.0 million in the third quarter of 2017 due primarily to an increase of 28 branch locations from 97 at September 30, 2017 to 125 at September 30, 2018, resulting from branch locations added as a result of the Atlantic and Hamilton acquisitions. Data processing and telecommunications expense increased $1.5 million, or 20.8%, to $8.5 million in the third quarter of 2018, compared with $7.1 million in the third quarter of 2017, due to an increase in core banking system charges related to an increase in the number of accounts being processed by our core banking system as a result of the Atlantic and Hamilton acquisitions and additional software fees incurred related to the buildout of our BSA compliance program. Credit resolution-related expenses decreased $99,000, or 7.3%, from $1.3 million in the third quarter of 2017 to $1.2 million in the third quarter of 2018. Advertising and marketing expense was $1.5 million in the third quarter of 2018, compared with $1.2 million in the third quarter of 2017. Amortization of intangible assets increased $1.7 million, or 184.4%, from $941,000 in the third quarter of 2017 to $2.7 million in the third quarter of 2018 due to additional amortization of intangible assets recorded as part of the USPF, Atlantic and Hamilton acquisitions. Merger and conversion charges were $276,000 in the third quarter of 2018, compared with $92,000 in the same quarter of 2017. Other noninterest expenses decreased $3.3 million, or 23.0%, from $14.5 million in the third quarter of 2017 to $11.1 million in the third quarter of 2018, due primarily to a reduction in consulting fees related to our BSA compliance program.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the third quarter of 2018, the Company reported income tax expense of $13.3 million, compared with $8.1 million in the same period of 2017. The Company’s effective tax rate for the three months ending September 30, 2018 and 2017 was 24.3% and 28.8%, respectively. The decrease in the effective tax rate is due to enactment of the Tax Reform Act during the fourth quarter of 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $77.5 million, or $1.85 per diluted share, for the nine months ended September 30, 2018, compared with $64.4 million, or $1.74 per diluted share, for the same period in 2017. The Company’s return on average assets and average shareholders’ equity were 1.12% and 9.47%, respectively, in the nine months ended September 30, 2018, compared with 1.20% and 11.39%, respectively, in the same period in 2017. During the first nine months of 2018, the Company incurred pre-tax merger and conversion charges of $19.5 million, pre-tax executive retirement benefits of $6.4 million, pre-tax restructuring charges related to branch consolidations of $229,000 and pre-tax losses on the sale of premises of $783,000. During the first nine months of 2017, the Company incurred pre-tax merger and conversion charges of $494,000, pre-tax compliance resolution expenses of $4.7 million, pre-tax financial impact of Hurricane Irma of $410,000 and pre-tax losses on the sale of premises of $956,000. Excluding these merger and conversion charges, executive retirement benefits, restructuring charges, compliance resolution expenses, the financial impact of Hurricane Irma and losses on the sale of premises, the Company’s net income would have been $100.3 million, or $2.40 per diluted share, for the nine months ended September 30, 2018 and $68.7 million, or $1.86 per diluted share, for the same period in 2017.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2018	2017
Net income available to common shareholders	$77,491	$64,398
Adjustment items:
Merger and conversion charges	19,502	494
Executive retirement benefits	6,419	—
Restructuring charge	229	—
Certain compliance resolution expenses	—	4,729
Financial impact of Hurricane Irma	—	410
Loss on the sale of premises	783	956
Tax effect of adjustment items (Note 1)	(4,113)	(2,306)
After tax adjustment items	22,820	4,283
Adjusted net income	$100,311	$68,681

Weighted average common shares outstanding - diluted	41,844,900	37,017,486
Net income per diluted share	$1.85	$1.74
Adjusted net income per diluted share	$2.40	$1.86

Note 1: A portion of the 2018 merger and conversion charges and a portion of the 2018 executive retirement benefits are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$226,576	$24,142	$10,428	$5,428	$24,003	$290,577
Interest expense	25,417	8,555	3,778	1,725	7,264	46,739
Net interest income	201,159	15,587	6,650	3,703	16,739	243,838
Provision for loan losses	2,883	585	—	1,025	8,513	13,006
Noninterest income	42,910	37,571	1,635	3,764	2,062	87,942
Noninterest expense
Salaries and employee benefits	74,834	28,667	402	2,158	4,250	110,311
Equipment and occupancy expenses	19,032	1,756	2	171	225	21,186
Data processing and telecommunications expenses	19,504	1,119	93	19	1,357	22,092
Other expenses	54,478	5,337	176	736	3,521	64,248
Total noninterest expense	167,848	36,879	673	3,084	9,353	217,837
Income before income tax expense	73,338	15,694	7,612	3,358	935	100,937
Income tax expense	18,114	3,262	1,598	705	(233)	23,446
Net income	$55,224	$12,432	$6,014	$2,653	$1,168	$77,491

	Nine Months Ended September 30, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$170,036	$14,890	$4,968	$3,884	$21,005	$214,783
Interest expense	14,510	4,179	1,074	1,111	3,307	24,181
Net interest income	155,526	10,711	3,894	2,773	17,698	190,602
Provision for loan losses	4,510	617	159	98	444	5,828
Noninterest income	38,974	35,823	1,340	4,663	94	80,894
Noninterest expense
Salaries and employee benefits	58,757	24,771	403	2,339	3,239	89,509
Equipment and occupancy expenses	16,068	1,684	3	159	145	18,059
Data processing and telecommunications expenses	18,778	1,182	80	12	598	20,650
Other expenses	34,355	3,030	137	533	6,326	44,381
Total noninterest expense	127,958	30,667	623	3,043	10,308	172,599
Income before income tax expense	62,032	15,250	4,452	4,295	7,040	93,069
Income tax expense	17,801	5,337	1,559	1,503	2,471	28,671
Net income	$44,231	$9,913	$2,893	$2,792	$4,569	$64,398

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2018 and 2017. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate for 2018 and a 35% federal tax rate for 2017.

	Nine Months Ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$205,274	$3,092	2.01%	$126,014	$1,070	1.14%
Investment securities	986,065	21,212	2.88%	864,684	16,917	2.62%
Loans held for sale	143,848	4,091	3.80%	105,296	2,842	3.61%
Loans	5,277,108	195,857	4.96%	4,018,597	143,806	4.78%
Purchased loans	1,483,029	62,584	5.64%	982,033	43,986	5.99%
Purchased loan pools	307,718	6,750	2.93%	513,750	11,109	2.89%
Total interest-earning assets	8,403,042	293,586	4.67%	6,610,374	219,730	4.44%
Noninterest-earning assets	814,132			569,956
Total assets	$9,217,174			$7,180,330

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$3,861,389	$16,784	0.58%	$3,048,284	$7,614	0.33%
Time deposits	1,438,645	13,412	1.25%	994,770	5,865	0.79%
Federal funds purchased and securities sold under agreements to repurchase	16,036	18	0.15%	29,612	44	0.20%
FHLB advances	529,917	7,585	1.91%	539,496	3,994	0.99%
Other borrowings	102,713	4,634	6.03%	66,420	2,900	5.84%
Subordinated deferrable interest debentures	86,874	4,306	6.63%	84,712	3,764	5.94%
Total interest-bearing liabilities	6,035,574	46,739	1.04%	4,763,294	24,181	0.68%
Demand deposits	2,027,145			1,624,837
Other liabilities	60,222			36,046
Shareholders’ equity	1,094,233			756,153
Total liabilities and shareholders’ equity	$9,217,174			$7,180,330
Interest rate spread			3.63%			3.76%
Net interest income		$246,847			$195,549
Net interest margin			3.93%			3.96%

On a tax-equivalent basis, net interest income for the nine months ended September 30, 2018 was $246.8 million, an increase of $51.3 million, or 26.2%, compared with $195.5 million reported in the same period of 2017. The higher net interest income is a result of growth in average interest earning assets which increased $1.79 billion, or 27.1%, from $6.61 billion in the first nine months of 2017 to $8.40 billion for the first nine months of 2018. This increase in average interest earning assets is primarily a result of growth in average legacy loans and average purchased loans. Average legacy loans increased $1.26 billion, or 31.3%, to $5.28 billion in the first nine months of 2018 from $4.02 billion in the same period of 2017. Average purchased loans increased $501.0 million, or 51.0%, to $1.48 billion in the first nine months of 2018 from $982.0 million in the same period in 2017, resulting from the Atlantic acquisition and the Hamilton acquisition both occurring in the second quarter of 2018. The Company’s net interest margin decreased during the first nine months of 2018 to 3.93%, compared with 3.96% reported in the first nine months of 2017.

Total interest income, on a tax-equivalent basis, increased to $293.6 million during the nine months ended September 30, 2018, compared with $219.7 million in the same period of 2017. Yields on earning assets increased to 4.67% during the first nine months of 2018, compared with 4.44% reported in the same period of 2017. During the first nine months of 2018, loans comprised 85.8% of average earning assets, compared with 85.0% in the same period of 2017. Yields on legacy loans increased to 4.96% during the nine months ended September 30, 2018, compared with 4.78% in the same period of 2017. The yield on purchased loans decreased from 5.99% in the first nine months of 2017 to 5.64% during the first nine months of 2018. Accretion income for the first nine months of 2018 was $7.8 million, compared with $8.4 million in the first nine months of 2017. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 4.84% for the first nine months of 2017, compared with 4.94% in the same period of 2018. Yields on purchased loan pools increased from 2.89% in the first nine months of 2017 to 2.93% in the same period in 2018. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.68% during the nine months ended September 30, 2017 to 1.04% in the same period of 2018. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 0.78% in the first nine months of 2018, compared with 0.51% during the same period of 2017. Deposit costs increased from 0.32% in the first nine months of 2017 to 0.55% in the same period of 2018. Non-deposit funding costs increased from 1.99% in the first nine months of 2017 to 3.01% in the same period of 2018. The increase in non-deposit funding costs was driven primarily by higher market rates being paid on short-term FHLB advances coupled with an increase in the average balance of other borrowings which carry a higher interest rate. Funding from non-CD deposits averaged 80.4% of total deposits in the first nine months of 2018, compared with 82.4% during the same period of 2017. Average balances of interest bearing deposits and their respective costs for the nine months ended September 30, 2018 and 2017 are shown below:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,406,434	0.31%	$1,175,143	0.18%
MMDA	2,122,138	0.84%	1,597,637	0.49%
Savings	332,817	0.07%	275,504	0.07%
Retail CDs < $100,000	548,805	0.83%	441,107	0.57%
Retail CDs > $100,000	720,781	1.28%	553,663	0.96%
Brokered CDs	169,059	2.47%	—	—%
Interest-bearing deposits	$5,300,034	0.76%	$4,043,054	0.45%

Provision for Loan Losses

The Company’s provision for loan losses during the nine months ended September 30, 2018 amounted to $13.0 million, compared with $5.8 million in the nine months ended September 30, 2017. Approximately $6.7 million of the provision for loan losses recorded during the nine months ended September 30, 2018 was attributable to two loan relationships within the premium finance division that became impaired during the second quarter of 2018. At September 30, 2018, classified loans still accruing increased to $67.1 million, compared with $57.8 million at December 31, 2017 due to classified loans still accruing purchased during the second quarter of 2018 in the Atlantic and Hamilton acquisitions. Non-performing assets as a percentage of total assets decreased from 0.68% at December 31, 2017 to 0.60% at September 30, 2018. Net charge-offs on legacy loans during the first nine months of 2018 were $11.4 million, or 0.29% of average legacy loans on an annualized basis, compared with approximately $4.0 million, or 0.13%, in the first nine months of 2017. The increase in net charge-offs on legacy loans during the first nine months of 2018 was primarily attributable to elevated charge-offs in the premium finance division. The Company’s allowance for loan losses allocated to legacy loans at September 30, 2018 was $25.3 million, or 0.46% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The Company’s total allowance for loan losses at September 30, 2018 was $28.1 million, or 0.33% of total loans, compared with $25.8 million, or 0.43% of total loans, at December 31, 2017.

Noninterest Income

Total non-interest income for the nine months ended September 30, 2018 was $87.9 million, an increase of $7.0 million, or 8.7%, from the $80.9 million reported for the nine months ended September 30, 2017.  Service charges on deposit accounts in the first nine months of 2018 increased $1.8 million, or 5.7%, to $33.5 million, compared with $31.7 million in the first nine months of 2017. This increase in service charge revenue was primarily attributable to higher debit card interchange income. Income from mortgage-related activities increased $1.7 million , or 4.4%, from $38.5 million in the first nine months of 2017 to $40.2 million in the same period of 2018. Total production in the first nine months of 2018 amounted to $1.36 billion, compared with $1.11 billion in the same period of 2017, while spread (gain on sale) decreased to 2.88% during the nine months ended September 30, 2018, compared with 3.40% in the same period of 2017. The retail mortgage open pipeline finished the first nine months of 2018 at $162.4 million, compared with $119.6 million at the beginning of 2018 and $158.4 million at the end of the first nine months of 2017. Other service charges, commissions and fees were $2.2 million during the first nine months of 2018, consistent with $2.1 million during the first nine months of 2017. Other non-interest income increased $3.5 million, or 41.7%, to $12.1 million for the first nine months of 2018, compared with $8.5 million during the same period of 2017. The increase in other non-interest income was primarily attributable to $2.0 million in other income recorded as a result of a decrease in the estimated contingent consideration liability related to the USPF acquisition coupled with increases in loan servicing income, check order fee income and bankcard merchant fee income, with such increases partially offset by a decrease in gain on sale of SBA loans.

Noninterest Expense

Total non-interest expenses for the nine months ended September 30, 2018 increased $45.2 million, or 26.2%, to $217.8 million, compared with $172.6 million in the same period of 2017. Salaries and employee benefits increased $20.8 million, or 23.2%, from $89.5 million in the first nine months of 2017 to $110.3 million in the same period of 2018 due to $6.4 million in expense recorded during the first nine months of 2018 related to executive retirement benefits coupled with higher incentive pay, increased share-based compensation expense and increased investment in the Company's BSA function, as well as staff additions resulting from the Atlantic and Hamilton acquisitions. Occupancy and equipment expenses increased $3.1 million, or 17.3%, to $21.2 million for the first nine months of 2018, compared with $18.1 million in the same period of 2017 due primarily to 28 branch locations being added during 2018 as a result of the Atlantic and Hamilton acquisitions. Data processing and telecommunications expense was $22.1 million in the first nine months of 2018, increasing $1.4 million, or 7.0% from $20.7 million reported in the same period of 2017. This increase in data processing and telecommunications during the first nine months of 2018 reflects increased core banking system charges due to an increase in the number of accounts being processed by our core banking system and additional software fees incurred related to the buildout of our BSA compliance program, partially offset by a $1.4 million refund recorded in the second quarter of 2018 related to overcharges on prior billings from a data processing vendor. Credit resolution-related expenses decreased $37,000, or 1.3%, from $2.9 million in the first nine months of 2017 to $2.8 million in the same period of 2018. Amortization of intangible assets increased $2.9 million, or 96.1%, from $3.0 million in the first nine months of 2017 to $5.9 million in the first nine months of 2018, due primarily to additional amortization of intangible assets recorded as part of the USPF, Atlantic and Hamilton acquisitions. Merger and conversion charges were $19.5 million in the first nine months of 2018, compared with $494,000 in the same period in 2017, reflecting the USPF, Atlantic and Hamilton acquisitions during the first nine months of 2018. Other noninterest expenses decreased $2.3 million, or 6.7%, from $34.4 million in the first nine months of 2017 to $32.1 million in the same period of 2018 resulting primarily from a decrease in 2018 consulting fees related to our BSA compliance program and a decrease in loan expense, partially offset by increases in loan servicing expense, debit card charge-offs, and servicing asset amortization expense.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the nine months ended September 30, 2018, the Company reported income tax expense of $23.4 million, compared with $28.7 million in the same period of 2017. The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was 23.2% and 30.8%, respectively. The decrease in the effective tax rate is due to enactment of the Tax Reform Act during the fourth quarter of 2017.

Financial Condition as of September 30, 2018

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2018, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2018, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities.

(dollars in thousands)	Amortized Cost	Fair Value	Book Yield	Modified Duration	Estimated Cash Flows 12 Months
September 30, 2018
State, county and municipal securities	$151,934	$151,749	3.81%	4.07	$17,753
Corporate debt securities	67,175	67,118	4.53%	4.98	500
Mortgage-backed securities	965,185	943,703	2.83%	4.22	134,523
Total debt securities	$1,184,294	$1,162,570	3.05%	4.25	$152,776

December 31, 2017
State, county and municipal securities	$135,968	$137,794	3.78%	4.61	$11,370
Corporate debt securities	46,659	47,143	4.12%	5.17	3,000
Mortgage-backed securities	630,666	625,936	2.37%	3.91	100,603
Total debt securities	$813,293	$810,873	2.71%	4.10	$114,973

Loans and Allowance for Loan Losses

At September 30, 2018, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $8.66 billion, an increase of $2.42 billion, or 38.7%, from $6.24 billion reported at December 31, 2017. Loans held for sale decreased from $197.4 million at December 31, 2017 to $130.2 million at September 30, 2018. Legacy loans (excluding purchased loans and purchased loan pools) increased $686.8 million, or 14.1%, from $4.86 billion at December 31, 2017 to $5.54 billion at September 30, 2018, driven primarily by growth in the commercial real estate and residential real estate loan categories. Purchased loans increased $1.85 billion, or 214.7%, from $861.6 million at December 31, 2017 to $2.71 billion at September 30, 2018, due to $2.05 billion in loans purchased in the Atlantic and Hamilton acquisitions and accretion of $8.1 million, partially offset by paydowns of $208.9 million, charge-offs of $1.3 million and transfers to OREO of $2.4 million. Purchased loan pools decreased $53.5 million, or 16.3%, from $328.2 million at December 31, 2017 to $274.8 million at September 30, 2018 due primarily to payments on the portfolio of $60.0 million and premium amortization of $1.5 million during the first nine months of 2018.

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

At the end of the third quarter of 2018, the allowance for loan losses allocated to legacy loans totaled $25.3 million, or 0.46% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The allowance for loan losses as a percentage of legacy loans increased from December 31, 2017 to September 30, 2018 due primarily to an increase in the allowance for loan losses allocated to loans collectively evaluated for impairment. Our legacy nonaccrual loans increased from $14.2 million at December 31, 2017 to $16.0 million at September 30, 2018. For the first nine months of 2018, our legacy net charge off ratio as a percentage of average legacy loans increased to 0.29%, compared with 0.13% for the first nine months of 2017. The total provision for loan losses for the first nine months of 2018 was $13.0 million, increasing from $5.8 million recorded for the first nine months of 2017. Our ratio of total nonperforming assets to total assets decreased from 0.68% at December 31, 2017 to 0.60% at September 30, 2018.

The balance of the allowance for loan losses allocated to all loans collectively evaluated for impairment increased 14.6%, or $2.9 million, during the first nine months of 2018, while the balance of all loans collectively evaluated for impairment increased 42.3%, or $2.49 billion, during the same period. The large increase in the balance of all loans collectively evaluated for impairment is primarily attributable to loans purchased during the second quarter of 2018 in the Atlantic and Hamilton acquisitions. As a percentage of total loans collectively evaluated for impairment, the allowance allocated to those loans declined from 0.34% at December 31, 2017 to 0.27% at September 30, 2018.

The balance of the allowance for loan losses allocated to legacy loans collectively evaluated for impairment increased 15.8%, or $3.0 million, during the first nine months of 2018, while the balance of legacy loans collectively evaluated for impairment increased 14.3%, or $689.6 million, during the same period. As a percentage of legacy loans collectively evaluated for impairment, the allowance allocated to those loans increased one basis point from 0.39% at December 31, 2017 to 0.40% at September 30, 2018 due to the consistency in the mix of loan and collateral types and the overall credit quality of the loan portfolio.

For the allowance allocated to loans collectively evaluated expressed as a percentage of loans evaluated collectively for impairment, the largest change for the first nine months of 2018 was noted in the legacy consumer installment loan category, which increased from 0.59% at December 31, 2017 to 0.79% at September 30, 2018 due to increased net charge-offs for the category. We consider a four year loss rate on all loan categories. We adjust the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as volatile commodity prices for agriculture products, weather-related risks (droughts and hurricanes), growth rates of certain loan types and other factors management deems appropriate.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment decreased 9.2%, or $554,000, during the first nine months of 2018, while the balance of loans individually evaluated for impairment increased 17.1%, or $8.9 million, during the same period. The increase in loan balances individually evaluated for impairment was primarily attributable to an increase of $8.0 million in the purchased loans category. The largest change in the allowance for loan losses allocated to loans individually evaluated for impairment from December 31, 2017 to September 30, 2018 was a $1.2 million decrease for the purchased loans category.

The following tables present an analysis of the allowance for loan losses as of and for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Balance of allowance for loan losses at beginning of period	$25,791	$23,920
Provision charged to operating expense	13,006	5,828
Charge-offs:
Commercial, financial and agricultural	11,314	1,896
Real estate – construction and development	285	95
Real estate – commercial and farmland	169	413
Real estate – residential	695	2,031
Consumer installment	2,724	922
Purchased loans	1,514	1,472
Purchased loan pools	—	—
Total charge-offs	16,701	6,829
Recoveries:
Commercial, financial and agricultural	2,842	699
Real estate – construction and development	117	244
Real estate – commercial and farmland	169	156
Real estate – residential	255	190
Consumer installment	362	78
Purchased loans	2,275	1,680
Purchased loan pools	—	—
Total recoveries	6,020	3,047
Net charge-offs	10,681	3,782
Balance of allowance for loan losses at end of period	$28,116	$25,966

	As of and for the Nine Months Ended September 30, 2018
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$25,299	$2,013	$804	$28,116
Net charge-offs (recoveries) for the period	11,442	(761)	—	10,681
Loan balances:
End of period	5,543,306	2,711,460	274,752	8,529,518
Average for the period	5,277,108	1,483,029	307,718	7,067,855
Net charge-offs as a percentage of average loans	0.29%	(0.07)%	0.00%	0.20%
Allowance for loan losses as a percentage of end of period loans	0.46%	0.07%	0.29%	0.33%

	As of and for the Nine Months Ended September 30, 2017
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$21,227	$3,262	$1,477	$25,966
Net charge-offs (recoveries) for the period	3,990	(208)	—	3,782
Loan balances:
End of period	4,574,678	917,126	465,218	5,957,022
Average for the period	4,018,597	982,033	513,750	5,514,380
Net charge-offs as a percentage of average loans	0.13%	(0.03)%	0.00%	0.09%
Allowance for loan losses as a percentage of end of period loans	0.46%	0.36%	0.32%	0.44%

Loans Excluding Purchased Loans

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$1,422,152	$1,362,508
Real estate – construction and development	641,830	624,595
Real estate – commercial and farmland	1,804,265	1,535,439
Real estate – residential	1,275,201	1,009,461
Consumer installment	399,858	324,511
	$5,543,306	$4,856,514

The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

(dollars in thousands)	September 30, 2018	December 31, 2017
Municipal loans	$523,956	$522,880
Premium finance loans	500,424	482,536
Other commercial, financial and agricultural loans	397,772	357,092
	$1,422,152	$1,362,508

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $2.71 billion and $861.6 million at September 30, 2018 and December 31, 2017, respectively. The increase in purchased loans of $1.85 billion, or 214.7%, resulted primarily from $2.05 billion in loans purchased during the second quarter of 2018 in the Atlantic and Hamilton acquisitions. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $7.7 million and $9.0 million, at September 30, 2018 and December 31, 2017, respectively.

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

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$413,365	$74,378
Real estate – construction and development	219,882	65,513
Real estate – commercial and farmland	1,399,174	468,246
Real estate – residential	649,352	250,539
Consumer installment	29,687	2,919
	$2,711,460	$861,595

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2018, purchased loan pools totaled $274.8 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $272.3 million and $2.5 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $0.8 million and $1.1 million of the allowance for loan losses to the purchased loan pools at September 30, 2018 and December 31, 2017, respectively.

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

Nonaccrual loans, excluding purchased loans, totaled $16.0 million at September 30, 2018, an increase of $1.8 million, or 12.6%, from $14.2 million reported at December 31, 2017. Nonaccrual purchased loans totaled $27.8 million at September 30, 2018, an increase of $12.3 million, or 80.0%, compared with $15.4 million at December 31, 2017. This increase in nonaccrual purchased loans resulted from nonaccrual loans purchased during the second quarter of 2018 as part of the Atlantic and Hamilton acquisitions. Nonaccrual loans within purchased loan pools totaled $4.7 million at September 30, 2018, compared with $0 at December 31, 2017. Accruing loans delinquent 90 days or more, excluding purchased loans, totaled $2.9 million at September 30, 2018, a decrease of $3.1 million, or 52.2%, compared with $6.0 million at December 31, 2017. At September 30, 2018, OREO, excluding purchased OREO, totaled $9.4 million, an increase of $911,000, or 10.8%, compared with $8.5 million at December 31, 2017. Purchased OREO totaled $7.7 million at September 30, 2018, a decrease of $1.3 million, or 14.6%, compared with $9.0 million at December 31, 2017. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2018, total non-performing assets as a percent of total assets decreased to 0.60% compared with 0.68% at December 31, 2017.

Non-performing assets at September 30, 2018 and December 31, 2017 were as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans, excluding purchased loans	$15,986	$14,202
Nonaccrual purchased loans	27,764	15,428
Nonaccrual purchased loan pools	4,696	—
Accruing loans delinquent 90 days or more, excluding purchased loans	2,863	5,991
Accruing purchased loans delinquent 90 days or more	—	—
Foreclosed assets, excluding purchased assets	9,375	8,464
Purchased other real estate owned	7,692	9,011
Total non-performing assets	$68,376	$53,096

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of September 30, 2018 and December 31, 2017, the Company had a balance of $12.3 million and $15.6 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at September 30, 2018 and December 31, 2017:

September 30, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$180	16	$208
Real estate – construction and development	5	384	2	6
Real estate – commercial and farmland	14	3,817	3	306
Real estate – residential	73	6,558	19	742
Consumer installment	3	4	30	92
Total	100	$10,943	70	$1,354

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2018 and December 31, 2017:

September 30, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	14	$337	7	$51
Real estate – construction and development	6	387	1	3
Real estate – commercial and farmland	15	3,575	2	548
Real estate – residential	66	5,687	26	1,613
Consumer installment	22	58	11	38
Total	123	$10,044	47	$2,253

December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$55	7	$106
Real estate – construction and development	4	156	4	295
Real estate – commercial and farmland	18	6,722	4	419
Real estate – residential	78	6,753	14	954
Consumer installment	24	59	13	44
Total	133	$13,745	42	$1,818

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2018 and December 31, 2017:

September 30, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	11	$2,319	4	$378
Forgiveness of principal	2	793	1	26
Forbearance of principal	6	809	5	74
Rate reduction only	12	1,171	1	56
Rate reduction, forbearance of interest	30	2,270	10	247
Rate reduction, forbearance of principal	8	1,292	44	348
Rate reduction, forgiveness of interest	31	2,289	4	223
Rate reduction, forgiveness of principal	—	—	1	2
Total	100	$10,943	70	$1,354

December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,567	4	$163
Forgiveness of principal	3	1,238	—	—
Forbearance of principal	5	2,299	6	657
Rate reduction only	12	1,366	1	29
Rate reduction, forbearance of interest	32	2,224	19	484
Rate reduction, forbearance of principal	6	1,192	33	216
Rate reduction, forgiveness of interest	35	2,713	4	408
Rate reduction, forgiveness of principal	—	—	3	7
Total	105	$13,599	70	$1,964

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2018 and December 31, 2017:

September 30, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$560	—	$—
Raw land	6	436	2	6
Hotel and motel	2	1,029	1	245
Office	3	341	—	—
Retail, including strip centers	5	1,979	1	18
1-4 family residential	74	6,589	20	785
Automobile/equipment/CD	4	8	44	280
Livestock	—	—	1	18
Unsecured	1	1	1	2
Total	100	$10,943	70	$1,354

December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$2,697	1	$79
Raw land	8	713	2	34
Hotel and motel	3	1,370	—	—
Office	4	656	—	—
Retail, including strip centers	5	2,159	3	80
1-4 family residential	74	5,992	20	1,553
Automobile/equipment/CD	6	11	43	216
Unsecured	1	1	1	2
Total	105	$13,599	70	$1,964

As of September 30, 2018 and December 31, 2017, the Company had a balance of $23.7 million and $24.9 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at September 30, 2018 and December 31, 2017:

September 30, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$50	2	$10
Real estate – construction and development	4	1,021	5	301
Real estate – commercial and farmland	13	6,509	8	2,147
Real estate – residential	122	12,783	19	864
Consumer installment	—	—	2	3
Total	140	$20,363	36	$3,325

December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2018 and December 31, 2017:

September 30, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$55	1	$5
Real estate – construction and development	8	1,319	1	3
Real estate – commercial and farmland	19	8,382	2	274
Real estate – residential	111	11,103	30	2,544
Consumer installment	1	—	1	3
Total	141	$20,859	35	$2,829

December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$11	2	$5
Real estate – construction and development	8	1,352	1	6
Real estate – commercial and farmland	22	9,014	2	281
Real estate – residential	124	13,151	18	1,052
Consumer installment	1	2	1	3
Total	156	$23,530	24	$1,347

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2018 and December 31, 2017:

September 30, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	6	$477	7	$1,512
Forbearance of principal	6	2,401	3	234
Forbearance of principal, extended amortization	1	294	1	266
Rate reduction only	76	11,309	9	731
Rate reduction, forbearance of interest	25	2,693	9	183
Rate reduction, forbearance of principal	7	1,618	6	355
Rate reduction, forgiveness of interest	19	1,571	1	44
Total	140	$20,363	36	$3,325

December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$182	9	$1,740
Forgiveness of principal	—	—	1	63
Forbearance of principal	5	2,363	4	406
Forbearance of principal, extended amortization	2	371	1	290
Rate reduction only	70	11,450	15	1,361
Rate reduction, forbearance of interest	22	2,211	9	257
Rate reduction, forbearance of principal	10	2,195	5	187
Rate reduction, forgiveness of interest	21	1,700	2	101
Total	134	$20,472	46	$4,405

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2018 and December 31, 2017:

September 30, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$359	—	$—
Raw land	2	878	6	735
Hotel and motel	1	146	1	414
Office	2	428	2	466
Retail, including strip centers	6	4,204	—	—
1-4 family residential	126	13,141	21	1,450
Church	1	1,207	1	206
Automobile/equipment/CD	—	—	5	54
Total	140	$20,363	36	$3,325

December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$368	—	$—
Raw land	2	893	7	829
Hotel and motel	1	149	1	476
Office	2	460	2	494
Retail, including strip centers	7	4,407	1	160
1-4 family residential	119	12,958	28	2,161
Church	1	1,237	1	218
Automobile/equipment/CD	—	—	6	67
Total	134	$20,472	46	$4,405

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

As of September 30, 2018, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2018 and December 31, 2017. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$861,712	10%	$690,108	11%
Multi-family loans	295,708	4%	148,663	3%
Nonfarm non-residential loans (excluding owner occupied)	1,722,972	20%	979,205	16%
Total CRE Loans (excluding owner occupied)	2,880,392	34%	1,817,976	30%
All other loan types	5,649,126	66%	4,228,379	70%
Total Loans	$8,529,518	100%	$6,046,355	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of September 30, 2018 and December 31, 2017:

	Internal Limit	Actual
		September 30, 2018	December 31, 2017
Construction and development loans	100%	77%	83%
Total CRE loans (excluding owner occupied)	300%	258%	219%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At September 30, 2018, the Company’s short-term investments were $470.8 million, compared with $191.3 million at December 31, 2017. At September 30, 2018, the Company had $22.7 million in federal funds sold and $448.1 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at September 30, 2018 and December 31, 2017 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was an asset of $315,000 at September 30, 2018 and a liability of $381,000 at December 31, 2017.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $3.7 million and $2.9 million at September 30, 2018 and December 31, 2017, respectively, and a liability of $0 and $67,000 at September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.89%	9.71%
Ameris Bank	10.25%	10.56%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	9.66%	10.29%
Ameris Bank	12.31%	12.64%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.66%	11.58%
Ameris Bank	12.31%	12.64%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	11.81%	13.14%
Ameris Bank	12.62%	13.05%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2018 and December 31, 2017, the net carrying value of the Company’s other borrowings was $656.8 million and $250.6 million, respectively. On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. These subordinated notes are included in other borrowings at September 30, 2018 at a net carrying value of $73.9 million. See Note 7 for additional details on the subordinated notes.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Investment securities available for sale to total deposits	12.66%	13.17%	13.16%	12.24%	13.90%
Loans (net of unearned income) to total deposits	92.90%	96.91%	96.03%	91.25%	101.04%
Interest-earning assets to total assets	90.48%	90.35%	92.15%	92.77%	92.48%
Interest-bearing deposits to total deposits	74.58%	73.11%	71.02%	73.18%	70.86%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2018 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At September 30, 2018, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was an asset of $315,000 at September 30, 2018 and a liability of $381,000 at December 31, 2017.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $3.7 million and $2.9 million at September 30, 2018 and December 31, 2017, respectively, and a liability of $0 and $67,000 at September 30, 2018 and December 31, 2017, respectively.

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

During the quarter ended September 30, 2018, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	—	$—	—	$—
August 1, 2018 through August 31, 2018	—	$—	—	$—
September 1, 2018 through September 30, 2018	21,696	$49.65	—	$—
Total	21,696	$49.65	—	$—

(1)
The shares purchased from July 1, 2018 through September 30, 2018 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

101
The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended September 30, 2018, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2018	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)