Form 10-K
period 2018-12-31
Ameris Bancorp
filed 2019-03-01
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $2,473,151,338.
As of February 19, 2019, the registrant had outstanding 47,498,950 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

ITEM 1. BUSINESS
OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 310 First St., S.E., Moultrie, Georgia 31768, our telephone number is (229) 890-1111 and our internet address is www.amerisbank.com. We operate 125 domestic banking offices. We do not operate in any foreign countries. At December 31, 2018, we had approximately $11.44 billion in total assets, $8.62 billion in total loans, $9.65 billion in total deposits and $1.46 billion of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

On March 11, 2016, Ameris acquired Jacksonville Bancorp, Inc. (“JAXB”) by merger. In connection with such transaction, Ameris assumed the obligations of JAXB related to the following issuances of trust preferred securities: (i) in 2004, JAXB’s statutory trust subsidiary, Jacksonville Statutory Trust I, issued $4,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.63%; (ii) in 2006, JAXB’s statutory trust subsidiary, Jacksonville Statutory Trust II, issued $3,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.73%; (iii) in 2008, JAXB’s statutory trust subsidiary, Jacksonville Bancorp, Inc. Statutory Trust III, issued $7,550,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.75%; and (iv) in 2005, JAXB’s statutory trust subsidiary, Atlantic BancGroup, Inc. Statutory Trust I, issued $3,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50%. Each of foregoing issuances has a maturity of 30 years and is redeemable at the Company’s option on any quarterly interest payment date. Issuances by Jacksonville Statutory Trust I, Jacksonville Statutory Trust II, and Atlantic BancGroup, Inc. Statutory Trust I were consummated through a pool sponsored by a national brokerage firm, whereas the issuance by Jacksonville Bancorp, Inc. Statutory Trust III was consummated as a single issue.

On June 29, 2018, Ameris acquired Hamilton State Bancshares, Inc. (“Hamilton”) by merger. In connection with such transaction, Ameris assumed the obligations of Hamilton related to an issuance of trust preferred securities that Hamilton has assumed in its acquisition of Cherokee Banking Company on February 17, 2014. In 2005, Cherokee Banking Company's statutory trust subsidiary, Cherokee Statutory Trust I, issued $3,000,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50%. The foregoing issuance was consummated through a pool sponsored by a national brokerage firm. These trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date.

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

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by bank acquisitions, including Hamilton and Atlantic Coast Financial Corporation ("Atlantic") in 2018, JAXB in 2016, 18 retail branches from Bank of America in 2015, Merchants in 2015, Coastal in 2014, Prosperity in 2013 and ten failed institutions in FDIC-assisted transactions between 2009 and 2012. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets as well as financial institutions in other markets consistent with our capital availability and management abilities.

BANKING SERVICES
Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime loans. In addition, the Company does not regularly buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Less than 1% of the Company’s loan portfolio was a loan participation purchased at December 31, 2018.

At December 31, 2018, our loan portfolio totaled approximately $8.62 billion, representing approximately 75.4% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $89.2 million as of December 31, 2018. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

The Company also enters into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

Use of Derivatives

The Company seeks to provide stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2017 and 2018, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from a variable to a fixed interest rate on certain junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which is classified as a cash flow hedge, is indexed to 90-day LIBOR.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in the value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $2,537,000 and $2,888,000 at December 31, 2018 and 2017, respectively, and a derivative liability of approximately $1,276,000 and $67,000 at December 31, 2018 and 2017, respectively.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

Fidelity Southern Corporation

On December 17, 2018, the Company and Fidelity Southern Corporation, a Georgia corporation ("Fidelity"), entered into an Agreement and Plan of Merger (the "Fidelity Merger Agreement") pursuant to which Fidelity will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Fidelity Bank, a Georgia bank wholly owned by Fidelity, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. Fidelity Bank operates 69 full-service banking locations, 50 of which are located in Georgia and 19 of which are located Florida, providing financial products and services to customers primarily in the metropolitan markets of Atlanta, Georgia, and Jacksonville, Orlando, Tallahassee, and Sarasota-Bradenton, Florida. Under the terms of the Fidelity Merger Agreement, Fidelity's shareholders will receive 0.80 shares of Ameris common stock, par value $1.00 per share (the "Common Stock"), for each share of Fidelity common stock they hold. Each outstanding Fidelity restricted stock award will fully vest and be converted into the right to receive 0.80 shares of the Company's Common Stock for each share of Fidelity common stock underlying such award. Each outstanding Fidelity stock option will fully vest and be converted into an option to purchase shares of the Company's Common Stock, with the number of underlying shares and per share exercise price of such option adjusted to reflect the exchange ratio of 0.80. The estimated purchase price is $750.7 million in the aggregate based upon the $34.02 per share closing price of our Common Stock as of December 14, 2018. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of Ameris and Fidelity shareholders. The transaction is expected to close during the second quarter of 2019. As of December 31, 2018, Fidelity reported assets of $4.73 billion, gross loans of $3.92 billion and deposits of $3.98 billion. The purchase price will be allocated among the net assets of Fidelity acquired as appropriate, with the remaining balance being reported as goodwill.

Hamilton State Bancshares, Inc.

On June 29, 2018, the Company completed its acquisition of Hamilton. Upon consummation of the acquisition, Hamilton was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Hamilton's wholly owned banking subsidiary, Hamilton State Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Hamilton State Bank had a total of 28 full-service branches located in Atlanta, Georgia and the surrounding area as well as in Gainesville, Georgia. Under the terms of the merger agreement, Hamilton's shareholders received 0.16 shares of Ameris common stock and $0.93 in cash for each share of Hamilton voting common stock or nonvoting common stock they previously held. As a result, the Company issued 6,548,385 common shares at a fair value of $349.4 million and paid $47.8 million in cash to the former shareholders of Hamilton as merger consideration, resulting in an aggregate purchase price of approximately $397.1 million.

Atlantic Coast Financial Corporation

On May 25, 2018, the Company completed its acquisition of Atlantic. Upon consummation of the acquisition, Atlantic was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Atlantic's wholly owned banking subsidiary, Atlantic Coast Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Atlantic Coast Bank had a total of 12 full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida, Waycross, Georgia and Douglas, Georgia. Under the terms of the merger agreement, Atlantic's shareholders received 0.17 shares of Ameris common stock and $1.39 in cash for each share of Atlantic common stock they previously held. As a result, the Company issued 2,631,520 shares of Common Stock with a value of approximately $147.8 million and paid $21.5 million in cash to the former shareholders of Atlantic as merger consideration, resulting in an aggregate purchase price of approximately $169.3 million.

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of US Premium Finance Holding Company ("USPF"), completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the former shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. As of the January 31, 2018 acquisition date, the present value of the contingent earn-out consideration expected to be paid was $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million.

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

EMPLOYEES

At December 31, 2018, the Company employed approximately 1,804 full-time-equivalent employees. We consider our relationship with our employees to be good.

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

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2018, we had approximately $8.62 billion in total loans outstanding, of which approximately $1.5 million were outstanding to certain directors and their affiliates. Company policy prohibits loans to executive officers.

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

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on performance under the Community Reinvestment Act, both of which are discussed elsewhere in more detail.

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although such presumption is rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our Common Stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act rating of each subsidiary bank must be satisfactory or better. Effective August 24, 2000, pursuant to a previously-filed election with the Federal Reserve, Ameris became a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, a company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

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

Changes to our Regulation and Supervision in Crossing $10 Billion in Assets Threshold

Federal law imposes heightened requirements on banks and bank holding companies that exceed $10 billion in total consolidated assets. The Company and the Bank exceeded $10 billion in total consolidated assets upon completion of our acquisition of Hamilton in June 2018. Certain requirements, including the following, will be imposed on the Company or the Bank following the fourth consecutive quarter (and any applicable phase-in period) in which the Company or the Bank’s total consolidated assets exceed that $10 billion threshold:

•
The calculation of the Bank’s FDIC deposit insurance assessment base will be changed and will utilize the performance score and a loss-severity score system as summarized under “FDIC Insurance Assessments.”

•
The Consumer Financial Protection Bureau (“CFPB”) will become our supervisor with respect to consumer protection laws and regulations and will have examination authority following the fourth consecutive quarter in which the Bank’s total assets exceed $10 billion.

•
The Bank will become subject to the cap on debit card interchange fees imposed by the so-called Durbin Amendment beginning on July 1 of the calendar year following the end of the first year in which the Bank’s total consolidated assets pass the $10 billion threshold.

Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction.  The maximum permissible interchange fee is equal to no more than $0.21 plus five basis points of the transaction value for many types of debit interchange transactions.  A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires publicly traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert. These provisions become applicable if the average of the total consolidated assets of the bank holding company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceeds $10 billion. The “Dodd-Frank Act Stress Test,” or “DFAST,” is designed to determine whether the capital planning and risk management practices of a bank holding company adequately protect it and its affiliates in the event of an economic downturn.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law. Among other things, the EGRRCPA amended the Dodd-Frank Act to exempt bank holding companies with less than $100 billion in total consolidated assets from DFAST. While EGRRCPA does not statutorily exempt banks with less than $100 billion in total assets from DFAST until November 25, 2019, the federal banking agencies issued a joint statement on July 6, 2018 extending the deadline for compliance with DFAST by banks with less than $100 billion in assets until the statutory exemption takes effect on November 25, 2019. Therefore, the Company and the Bank are not expected to be subject to DFAST requirements at this time.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. As of December 31, 2018, there was approximately $67.2 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

In addition, our Bank is subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in and certain other transactions with Ameris. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries is classified as undercapitalized.

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or condition imposed by, or written agreement with, the Federal Reserve.

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

The regulatory capital framework under which we operate has changed, and is expected to continue to change, in significant respects as a result of the Dodd-Frank Act which includes certain provisions concerning the capital regulations of U.S. banking regulators. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

•
In addition to increased capital requirements, depository institutions and their holding companies will be required to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements in order to avoid limitations on the payment of dividends, the repurchase of shares or the payment of discretionary bonuses. The capital conservation buffer requirement is being phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing in amount each year (1.875% for 2018) until, beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitations.

•
The prompt corrective action regulations, under the final rule, incorporate a Common Equity Tier 1 Capital requirement and raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action regulations, a banking organization is required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. As of December 31, 2018, the minimum risk-based capital requirements including the 1.875% capital conservation buffer are as follows: 9.875% Total Risk-Based Capital Ratio, 7.875% Tier 1 Risk-Based Capital Ratio, and 6.375% Common Equity Tier 1 Risk Based Capital Ratio. To be well capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk-Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Since 2001, our consolidated capital ratios have increased due to the issuance of trust preferred securities. At December 31, 2018, all of our trust preferred securities were included in Tier 1 Capital. At December 31, 2018, our total risk-based capital ratio, our Tier 1 risk-based capital ratio and our common equity Tier 1 capital ratio were 12.23%, 11.07% and 10.07%, respectively. Neither Ameris nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

At December 31, 2018, our leverage ratio was 9.17%, compared with 9.71% at December 31, 2017. Federal Reserve guidelines provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it.

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

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2018, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

The FDIC manages the DIF in part through the DIF’s reserve ratio and sets assessment rates to achieve a “designated reserve ratio” (the “DRR”), the ratio at which the FDIC believes the DIF can withstand a future banking crisis. The FDIC has set the DRR at 2.0% as a long-range minimum target. The Dodd-Frank Act requires the reserve ratio of the DIF to reach 1.35% by September 30, 2020. As of September 30, 2018, the reserve ratio for the DIF was 1.36%. The FDIC has adopted a risk-based premium system that provides for quarterly assessments. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

Through June 30, 2016, the Bank’s assessment rate was based on a methodology adopted by the FDIC for the quarter beginning April 1, 2011. This methodology was in response to a provision in the Dodd-Frank Act that changed the calculation of the assessment base and that entailed changes to the risk-based pricing system. Under the methodology adopted for 2011, the assessment base became an insured depository institution’s average consolidated total assets less average tangible equity. The overall range of initial base assessment rates was five basis points to 45 basis points. Institutions (including, at that time, the Bank) that were not large and highly complex institutions were placed in one of four risk categories depending on the institution’s capital level (using the same thresholds as in the prompt corrective action regime) and supervisory evaluations by the institution’s primary federal regulator. The risk category with the highest-rated and well-capitalized institutions included a range of assessment rates, and a specific rate was assigned to a particular institution based on a variety of financial factors and the institution’s component CAMELS ratings. Each of the remaining three risk categories imposed the same rate on all institutions in the category.

In April 2016, the FDIC adopted new assessment rates and a new methodology for the assignment of rates that would become effective when the reserve ratio of the DIF rose above 1.15%. This event occurred when the FDIC announced that as of June 30, 2016, the reserve ratio was 1.17%. The range of initial base assessment rates shifted down to three basis points to 30 basis points (subject to certain adjustments for unsecured debt and brokered deposits). Insured depository institutions other than large and highly complex institutions were assigned to one of three (rather than four) risk categories based solely on composite CAMELS rating. Each of the three risk categories has a range of rates, and the rate for a particular institution is determined based on seven financial ratios and the weighted average of its component CAMELS ratings. Under the new assessment rule, further downward adjustments of assessment rates are possible as the DRR exceeds 2.0% and higher levels.

The Bank’s adjusted average consolidated total assets are expected to exceed $10 billion for four consecutive quarters with the first quarter of 2019. As a result, the Bank’s deposit insurance assessment will thereafter be based on a large institution classification, rather than the small institution classification for prior years. For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combines CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points.

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

Consumer Protection Laws

The Bank is subject to a number of federal and state laws designed to protect customers and promote lending to various sectors of the economy and population. These consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act and state law counterparts.

In addition, the Dodd-Frank Act created the CFPB, which has been given the power to promulgate and enforce federal consumer protection laws. Depository institutions are subject to the CFPB’s rulemaking authority, while existing federal bank regulatory agencies retain examination and enforcement authority for such institutions. The focus of the CFPB is on the following: (i) risks to consumers and compliance with the federal consumer financial laws; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; (iv) depository institutions with a more specialized focus; and (v) non-depository companies that offer one or more consumer financial products or services. The CFPB has exclusive supervisory authority over insured depository institutions with more than $10 billion in total assets and any affiliates thereof with respect to certain consumer protection laws and regulations. The CFPB will become our exclusive supervisor in these areas following the fourth consecutive quarter in which the Bank’s total assets exceed $10 billion.

The CFPB has promulgated many mortgage-related final rules, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act  requirements and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. For example, under the CFPB’s Ability to Repay and Qualified Mortgage rule, before making a mortgage loan, a lender must establish that a borrower has the ability to repay the mortgage. “Qualified mortgages,” as defined in the rule, are presumed to comply with this requirement and, as a result, present less litigation risk to lenders. For a loan to qualify as a qualified mortgage, the loan must satisfy certain limits on terms and conditions, pricing and a maximum debt-to-income ratio. Loans eligible for purchase, guarantee or insurance by a government agency or government-sponsored enterprise are exempt from some of these requirements. Satisfying the qualified mortgage standards, ensuring correct calculations are made for individual loans and recordkeeping and monitoring impose significant new compliance obligations on, and involve compliance costs for, mortgage lenders, including the Company.

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

The federal banking agencies pay close attention to the cybersecurity practices of banks, bank holding companies and their affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (the “FFIEC”), has issued several policy statements and other guidance for banks as new cybersecurity threats arise. The FFIEC has recently focused on such matters as compromised customer credentials and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart cyberattacks.

Anti-Money Laundering

The Bank Secrecy Act, the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other things, to institute and maintain an effective anti-money laundering (“AML”) program and to file suspicious activity and currency transaction reports when appropriate. Under these laws and regulations, the Bank is required to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. In addition, the Bank is required to develop and implement a comprehensive AML compliance program, as well as have in place appropriate “know your customer” policies and procedures.

Violations of these requirements can result in substantial civil and criminal sanctions. Also, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions. The federal Financial Crimes Enforcement Network of the Department of the Treasury, in addition to other bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, in addition to the U.S. Department of Justice, the CFPB, the Drug Enforcement Administration and the Internal Revenue Service.

OFAC Regulation

The Office of Foreign Assets Control, or “OFAC,” is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and in various legislation. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Ameris cannot be known at this time.

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

As of December 31, 2018, excluding purchased non-covered and covered assets, our C&D concentration as a percentage of capital totaled 58.0% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 154.6%. Including purchased non-covered and covered loans subject to loss-sharing agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 77.7% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 248.1%.

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

In April 2016, the FDIC, the other federal banking agencies and other financial regulatory agencies proposed guidance on incentive-based compensation arrangements. As applied to banks with total assets between $1 billion and $50 billion, the proposal would (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risks because they are excessive or could lead to material financial loss, (ii) require such arrangements to strike a balance between risk and reward, to be subject to effective risk management and controls, and to be subject to effective governance and (iii) require appropriate board of directors (or committee) oversight and recordkeeping and disclosure to the appropriate agency. The comment period for these proposed rules has closed, but the federal agencies have not finalized the proposal, and we do not know whether or when they may do so.

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Evolving Legislation and Regulatory Action

The Dodd-Frank Act implements many new changes in the way financial and banking operations are regulated in the United States. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, with the result that the overall financial impact on the Company and the Bank cannot be anticipated at this time. The current administration has also suggested an agenda for financial regulatory change, and it is too early to assess whether there will be major changes in the regulatory environment or only a rebalancing of the post-financial crisis framework.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2018, net interest income made up 74.4% of our recurring revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

At present our one-year interest rate sensitivity position is mildly asset sensitive, such that a gradual increase in interest rates during the next twelve months should have a slightly positive impact on net interest income during that period. However, as with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.

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

We, as lenders, are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of business entities and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial loan portfolio will relate principally to the general creditworthiness of businesses within our local markets. Our credit risk with respect to our consumer loan portfolio will relate principally to the general creditworthiness of individuals.

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

Our growth and financial performance may be negatively impacted if we are unable to successfully execute our growth plans, including successful completion of the Fidelity merger.

Economic conditions and other factors, such as our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund earning asset growth at a reasonable and profitable level, sufficient capital to support our growth initiatives, competitive factors and banking laws, will impact our success.

We may seek to supplement our internal growth through acquisitions. This may include other acquisition transactions in addition to the Fidelity merger that is currently pending. We cannot predict with certainty the number, size or timing of acquisitions, or whether any such acquisitions, including the Fidelity merger, will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

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

We are subject to the regulations of the SEC, the Federal Reserve, the FDIC, the GDBF, the CFPB and other governmental agencies and regulatory bodies. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws and certain changes in these laws and regulations may adversely affect our operations. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products or execute existing or planned business strategies.

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

A new accounting standard will result in a significant change in how we recognize credit losses and may materially adversely affect our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL accounting standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative effect adjustment to equity and the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Our total consolidated assets increased to over $10 billion as of June 30, 2018, which will subject us to additional regulations and oversight that were not previously applicable to us and that will impact our revenues and/or expenses.

Upon completion of the acquisition of Hamilton in June 2018, the Company and the Bank exceeded $10 billion in total consolidated assets. As a result, certain requirements will be imposed on the Company or the Bank following the fourth consecutive quarter (and any applicable phase-in period) in which the Company or the Bank’s total consolidated assets exceed that $10 billion threshold. Such regulation and oversight include becoming subject to: (i) the examination and enforcement authority of the CFPB with respect to consumer and small business products and services; (ii) deposit insurance premium assessments based on an FDIC scorecard based on, among other things, the Bank’s CAMELS rating and results of asset-related stress testing and funding-related stress testing; and (iii) a cap on interchange transaction fees for debit cards, as required by Federal Reserve regulations, which will significantly reduce our interchange revenue.

It is difficult to predict the overall compliance cost of these provisions. However, compliance with these provisions will likely require additional staffing, engagement of external consultants and other operating costs that could have a material adverse effect on the future financial condition and results of operations of the Company.

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

Cyberattacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. We also have arrangements in place with other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.

Information security risks for financial institutions like us continue to increase in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services and ransomware attacks designed to deny organizations access to key internal resources or systems. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We rely heavily on communications and information systems to conduct our business. Accordingly, we also face risks related to cyberattacks and other security breaches in connection with our own and third-party systems, processes and data, including credit and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks (e.g., Visa, MasterCard) and our processors. Some of these parties have in the past been the target of security breaches and cyberattacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyberattacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security reviews on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyberattack or other security breach.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our industry continues to experience well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit and debit cards, which have caused some consumers, including our customers, to use our credit and debit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these matters. Further cyberattacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyberattacks or other breaches, our brand and reputation could be affected, which could also have a material adverse effect on our business, financial condition or results of operations.

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

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments, including changes in accounting rules;

•	proposed or adopted changes or developments in tax policies or rates;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

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

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2018, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $89.2 million, other subordinated notes payable with a carrying value of $73.9 million and an outstanding principal balance drawn on a revolving credit arrangement with a regional bank in the amount of $70.0 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 310 First St. SE, Moultrie, Georgia 31768. The Company occupies approximately 6,300 square feet at this location plus an additional 37,200 square feet used for support services for banking operations, including credit, sales and operational support, as well as audit and loan review services. The Company also leases approximately 101,700 square feet in Jacksonville, Florida used for additional corporate support services. In addition to its corporate headquarters, Ameris operates 125 office or branch locations. Of the 125 branch locations, 96 are owned and 29 are subject to either building or ground leases. Ameris also operates 16 loan production offices, all of which are subject to building leases. At December 31, 2018, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is listed on Nasdaq under the symbol “ABCB”. As of February 19, 2019, there were approximately 2,664 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

The amount of and nature of any dividends declared on our Common Stock will be determined by our Board of Directors in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of SNL U.S. Bank NASDAQ Stocks for the five-year period commencing December 31, 2013, and ending December 31, 2018. This line graph assumes an investment of $100 on December 31, 2013, and reinvestment of dividends and other distributions to shareholders.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Ameris Bancorp	100.00	122.24	163.20	211.14	235.40	156.09
NASDAQ Stock Market (US Companies)	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56
Source: S&P Global Market Intelligence

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. Acquisitions, including the acquisition of Coastal in 2014, the branch acquisition in 2015, the acquisition of Merchants in 2015, the acquisition of JAXB in 2016, the acquisitions of USPF, Atlantic and Hamilton in 2018, as well as the December 2016 purchase of a pool of commercial insurance premium finance loans and the establishment of a division to originate loans of this type, significantly affected the comparability of selected financial data. Specifically, since the acquisitions were accounted for using the acquisition method of accounting, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 3 “Business Combinations” in the notes to consolidated financial statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Selected Balance Sheet Data:
Total assets	$11,443,515	$7,856,203	$6,892,031	$5,588,940	$4,037,077
Earning assets	10,348,393	7,288,285	6,293,670	5,084,658	3,574,561
Loans held for sale	111,298	197,442	105,924	111,182	94,759
Loans	5,660,457	4,856,514	3,626,821	2,406,877	1,889,881
Purchased loans	2,588,832	861,595	1,069,191	909,083	945,518
Purchased loan pools	262,625	328,246	568,314	592,963	—
Investment securities	1,192,423	810,873	822,735	783,185	541,805
FDIC loss-share receivable, net of clawback	—	—	—	6,301	31,351
Total deposits	9,469,313	6,625,845	5,575,163	4,879,290	3,431,149
FDIC loss-share payable including clawback	19,487	8,803	6,313	—	—
Shareholders’ equity	1,456,347	804,479	646,437	514,759	366,028

Selected Average Balances:
Total assets	$9,744,001	$7,330,974	$6,166,714	$4,804,245	$3,731,281
Earning assets	8,861,205	6,759,509	5,598,077	4,320,948	3,303,467
Loans held for sale	140,273	113,657	97,995	87,952	71,231
Loans	5,415,757	4,188,378	2,777,505	2,161,726	1,753,013
Purchased loans	1,712,924	958,738	1,127,765	918,796	897,125
Purchased loan pools	297,850	496,844	619,440	201,689	—
Investment securities	1,036,822	861,189	842,886	731,165	508,383
Total deposits	7,862,988	5,845,430	5,200,241	4,126,885	3,200,622
Shareholders’ equity	1,178,275	770,296	613,435	492,242	316,400

Selected Income Statement Data:
Interest income	$413,326	$294,347	$239,065	$190,393	$164,566
Interest expense	69,934	34,222	19,694	14,856	14,680
Net interest income	343,392	260,125	219,371	175,537	149,886

Provision for loan losses	16,667	8,364	4,091	5,264	5,648
Noninterest income	118,412	104,457	105,801	85,586	62,836
Noninterest expense	293,647	231,936	215,835	199,115	150,869
Income before income taxes	151,490	124,282	105,246	56,744	56,205
Income tax expense	30,463	50,734	33,146	15,897	17,482
Net income	$121,027	$73,548	$72,100	$40,847	$38,723
Preferred stock dividends	—	—	—	—	286
Net income available to common shareholders	$121,027	$73,548	$72,100	$40,847	$38,437

	Year Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Per Share Data
Net income – basic	$2.81	$2.00	$2.10	$1.29	$1.48
Net income – diluted	2.80	1.98	2.08	1.27	1.46
Common book value	30.66	21.59	18.51	15.98	13.67
Tangible book value	18.83	17.86	14.42	12.65	10.99
Common dividends – cash	0.40	0.40	0.30	0.20	0.15

Profitability Ratios
Net income to average total assets	1.24%	1.00%	1.17%	0.85%	1.08%
Net income to average common shareholders’ equity	10.27	9.55	11.75	8.37	12.40
Net interest margin	3.92	3.95	3.99	4.12	4.59
Efficiency ratio	63.59	63.62	66.38	76.25	70.92

Loan Quality Ratios
Net charge-offs to average loans*	0.27%	0.13%	0.11%	0.22%	0.34%
Allowance for loan losses to total loans *	0.46	0.44	0.56	0.85	1.12
Nonperforming assets to total loans and OREO**	0.72	0.85	1.12	1.60	3.35

Liquidity Ratios
Loans to total deposits	88.21%	91.25%	94.42%	80.11%	82.64%
Average loans to average earnings assets	83.81	83.50	80.83	75.96	80.22
Noninterest-bearing deposits to total deposits	26.12	26.82	28.22	27.26	24.46

Capital Adequacy Ratios
Shareholders’ equity to total assets	12.73%	10.24%	9.38%	9.21%	9.07%
Common stock dividend payout ratio	14.23	20.00	14.29	15.50	10.14

*	Excludes purchased non-covered and covered assets.

**	Excludes covered assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2018, the Company reported net income of $121.0 million, or $2.80 per diluted share, compared with $73.5 million, or $1.98 per diluted share, in 2017. The Company’s net income as a percentage of average assets for 2018 and 2017 was 1.24% and 1.00%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 10.27% and 9.55%, respectively. Reported net income for the year ended December 31, 2017 includes a charge of $13.6 million to income tax expense attributable to the remeasurement of the Company's deferred tax assets and deferred tax liabilities due to the federal tax legislation that reduced the Company's federal corporate tax rate.

Highlights of the Company’s performance in 2018 include the following:

•	Growth in adjusted net earnings[1] of $53.9 million, representing a 58.5% increase over 2017

•	Organic growth in loans of $482.6 million, or 8.5%, compared with $941.0 million, or 20.3%, in 2017

•	Adjusted return on average assets[1] of 1.50%, compared with 1.26% in 2017

•	Adjusted return on average tangible common equity[1] of 19.18%, compared with 14.66% in 2017

•	Stable net interest margin, excluding accretion[1], of 3.79% during 2018 and 2017

•	Loan-to-deposit ratio at the end of 2018 of 88.2%, compared with 91.3% at the end of 2017

•	Increase in total revenue of 26.7% to $461.8 million

•	Annualized net charge-offs of 0.18% of average total loans and 0.27% of average non-purchased loans

•	Year-over-year organic growth in non-interest bearing deposits of $183.5 million, or 10.3%

•	Improvement in nonperforming assets, decreasing to 0.55% of total assets
______________________________________________________________________________________________________
1 A reconciliation of Non-GAAP financial measures can be found in following two tables.

Adjusted Net Income Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2018	2017
Net income available to common shareholders	$121,027	$73,548

Adjustment items:
Merger and conversion charges	20,499	915
Executive retirement benefits	8,424	—
Restructuring charge	983	—
Certain compliance resolution expenses	—	5,163
Accelerated premium amortization on loans sold from purchased loan pools	—	456
Financial impact of hurricanes	882	410
Loss on sale of premises	1,033	1,264
Tax effect of adjustment items (Note 1)	(4,923)	(2,873)
After-tax adjustment items	26,898	5,335
Tax expense attributable to remeasurement of deferred tax assets and deferred tax liabilities at reduced federal corporate tax rate	—	13,388
Reduction in state tax expense accrued in prior year, net of federal tax impact	(1,717)	—
Adjusted net income	$146,208	$92,271

Average assets	$9,744,001	$7,330,974
Reported return on average assets	1.24%	1.00%
Adjusted return on average assets	1.50%	1.26%

Average common equity	$1,178,275	$770,296
Average tangible common equity	$762,274	$629,312
Reported return on average common equity	10.27%	9.55%
Adjusted return on average tangible common equity	19.18%	14.66%

Note 1: A portion of the 2018 merger and conversion charges and the 2018 executive retirement benefits are nondeductible for tax purposes.

Net Interest Margin Excluding Accretion Reconciliation
	Year Ended
	December 31,
(dollars in thousands)	2018	2017
Total interest income (TE)	$417,414	$301,308
Accretion income	11,829	10,614
Total interest income (TE) excluding accretion	405,585	290,694
Interest expense	69,934	34,222
Net interest income (TE) excluding accretion	$335,651	$256,472

Average earning assets	$8,861,205	$6,759,509
Net interest margin (TE) excluding accretion	3.79%	3.79%

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. Based on total committed exposure at December 31, 2018, we had 15 individual loans/lines of credit that exceeded our normal in-house credit limit of $30.0 million. Total exposure from these 15 individual loans/lines of credit amounted to $647.4 million as of December 31, 2018. The largest total committed exposure for a single loan/line of credit at December 31, 2018 was $75.0 million, and we had one line of credit at this level extended to a client of our warehouse lending division. As of December 31, 2018, we had 18 relationships consisting of 35 loans/lines of credit that exceeded $30.0 million. Total exposure from these 18 relationships amounted to $781.3 million as of December 31, 2018. The largest total committed exposure for a single relationship at December 31, 2018 was $75.0 million, and we had one relationship at this level which is a client of our warehouse lending division as well. Additional disclosure concerning the Company’s largest loan relationships is provided in the “Balance Sheet Comparison” section below.

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

Fair Value Accounting Estimates

GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant fair values used in determining carrying value include investment securities available for sale, loans held for sale, derivative financial instruments, impaired loans, OREO, and the net assets acquired in business combinations. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, we determine fair values utilizing estimates, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by management. At December 31, 2018, the percentage of the Company’s assets measured at fair value on a recurring basis was 11%. See Note 23, “Fair Value Measures”, in the notes to consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

Intangible assets include core deposit premiums from various past bank acquisitions as well as intangible assets recorded in connection with the USPF acquisition for insurance agent relationships, the "US Premium Finance" trade name and a non-compete agreement.

Core deposit premiums acquired in various past bank acquisitions are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the acquisition date and is amortized over an estimated useful life of seven to ten years.

The insurance agent relationships, the "US Premium Finance" trade name and non-compete agreement intangible assets acquired in the USPF acquisition are based on the established values as of the acquisition date and are being amortized over estimated useful lives of eight years, seven years and three years, respectively.

The valuation of intangible assets involves significant forward looking assumptions such as economic conditions, market interest rates, asset growth rates, credit losses, etc.  Changes in any of these assumptions could materially affect the valuation of the intangible assets.

Amortization periods for intangible assets are reviewed annually in connection with the annual impairment testing of goodwill.

NET INCOME/(LOSS) AND EARNINGS PER SHARE

The Company’s net income during 2018 was $121.0 million, or $2.80 per diluted share, compared with $73.5 million, or $1.98 per diluted share, in 2017, and $72.1 million, or $2.08 per diluted share, in 2016.

For the fourth quarter of 2018, the Company recorded net income of $43.5 million, or $0.91 per diluted share, compared with $9.2 million, or $0.24 per diluted share, for the quarter ended December 31, 2017, and $18.2 million, or $0.52 per diluted share, for the quarter ended December 31, 2016.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $8.86 billion in 2018, compared with approximately $6.76 billion in 2017. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

The following statistical information should be read in conjunction with the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate for 2018 and a 35% federal tax rate for 2017 and 2016.

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$251,840	$5,092	2.02%	$140,703	$1,725	1.23%	$132,486	$860	0.65%
Time deposits in other banks	5,739	119	2.07	—	—	—	—	—	—
Investment securities	1,036,822	30,145	2.91	861,189	22,586	2.62	842,886	20,229	2.40
Loans held for sale	140,273	5,709	4.07	113,657	4,222	3.71	97,995	3,391	3.46
Loans	5,415,757	269,451	4.98	4,188,378	200,999	4.80	2,777,505	131,305	4.73
Purchased loans	1,712,924	97,997	5.72	958,738	57,136	5.96	1,127,765	70,363	6.24
Purchased loan pools	297,850	8,901	2.99	496,844	14,640	2.95	619,440	17,170	2.77
Total interest-earning assets	8,861,205	417,414	4.71	6,759,509	301,308	4.46	5,598,077	243,318	4.35
Noninterest-earning assets	882,796			571,465			568,637
Total assets	$9,744,001			$7,330,974			$6,166,714

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$4,032,178	$26,594	0.66%	$3,172,234	$11,759	0.37%	$2,793,713	$6,984	0.25%
Time deposits	1,666,639	22,460	1.35	1,002,697	8,118	0.81	890,757	5,427	0.61
Federal funds purchased and securities sold under agreements to repurchase	15,692	23	0.15	28,694	56	0.20	44,324	98	0.22
FHLB advances	421,891	8,153	1.93	496,541	5,174	1.04	150,879	899	0.60
Other borrowings	113,496	6,856	6.04	68,726	4,044	5.88	45,526	1,765	3.88
Subordinated deferrable interest debentures	87,444	5,848	6.69	84,878	5,071	5.97	80,952	4,522	5.59
Total interest-bearing liabilities	6,337,340	69,934	1.10	4,853,770	34,222	0.71	4,006,151	19,695	0.49
Noninterest-bearing demand deposits	2,164,171			1,670,499			1,515,771
Other liabilities	64,215			36,409			31,357
Shareholders' equity	1,178,275			770,296			613,435
Total liabilities and shareholders’ equity	$9,744,001			$7,330,974			$6,166,714
Interest rate spread			3.61%			3.75%			3.86%
Net interest income		$347,480			$267,086			$223,623
Net interest margin			3.92%			3.95%			3.99%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, other investments, interest-bearing deposits in banks, federal funds sold and time deposits in other banks. Our interest-bearing liabilities include deposits, securities sold under agreements to repurchase, other borrowings and subordinated deferrable interest debentures.

2018 compared with 2017. For the year ended December 31, 2018, interest income was $413.3 million, an increase of $119.0 million, or 40.4%, compared with the same period in 2017. Average earning assets increased $2.10 billion, or 31.1%, to $8.86 billion for the year ended December 31, 2018, compared with $6.76 billion as of December 31, 2017. Yield on average earning assets on a taxable equivalent basis increased during 2018 to 4.71%, compared with 4.46% for the year ended December 31, 2017. Average yields on all interest-earning asset categories increased from 2017 to 2018 with the exception of purchased loans, which experienced a decrease from 5.96% in 2017 to 5.72% in 2018.

Interest expense on deposits and other borrowings for the year ended December 31, 2018 was $69.9 million, an increase of $35.7 million, or 104.4%, compared with $34.2 million for the year ended December 31, 2017. During 2018 average interest-bearing liabilities were $6.34 billion as compared with $4.85 billion for 2017, an increase of $1.48 billion, or 30.6%. During 2018, average noninterest-bearing accounts amounted to $2.16 billion and comprised 27.5% of average total deposits, compared with $1.67 billion, or 28.6% of average total deposits, during 2017. Average balances of time deposits amounted to $1.67 billion and comprised 21.2% of average total deposits during 2018, compared with $1.00 billion, or 17.2% of average total deposits, during 2017.

On a taxable-equivalent basis, net interest income for 2018 was $347.5 million, compared with $267.1 million in 2017, an increase of $80.4 million, or 30.1%. The Company’s net interest margin, on a tax equivalent basis, decreased three basis points to 3.92% for the year ended December 31, 2018, compared with 3.95% for the year ended December 31, 2017. Accretion income for 2018 increased to $11.8 million, compared with $10.6 million for 2017. Excluding the effect of accretion, the Company’s net interest margin for 2018 remained unchanged from 2017 at 3.79%.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2018 and 2017 are shown in the following table:

	2018 vs. 2017			2017 vs. 2016
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on federal funds sold and interest-bearing deposits in banks	$3,367	$2,004	$1,363	$865	$812	$53
Interest on time deposits in other banks	119	—	119	—	—	—
Interest on investment securities	7,559	2,953	4,606	2,357	1,918	439
Interest on loans held for sale	1,487	498	989	831	289	542
Interest and fees on loans	68,452	9,550	58,902	69,694	2,996	66,698
Interest on purchased loans	40,861	(4,085)	44,946	(13,227)	(2,681)	(10,546)
Interest on purchased loan pools	(5,739)	125	(5,864)	(2,530)	868	(3,398)
Total interest income	116,106	11,045	105,061	57,990	4,202	53,788
Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	14,835	11,647	3,188	4,775	3,829	946
Interest on time deposits	14,342	8,967	5,375	2,691	2,009	682
Interest on federal funds purchased and securities sold under agreements to repurchase	(33)	(8)	(25)	(42)	(7)	(35)
Interest on FHLB advances	2,979	3,757	(778)	4,275	2,215	2,060
Interest on other borrowings	2,812	178	2,634	2,279	1,380	899
Interest on trust preferred securities	777	624	153	549	330	219
Total interest expense	35,712	25,165	10,547	14,527	9,756	4,771
Net interest income	$80,394	$(14,120)	$94,514	$43,463	$(5,554)	$49,017

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

The Company’s provision for loan losses during 2018 amounted to $16.7 million, compared with $8.4 million for 2017 and $4.1 million in 2016. Net charge-offs in 2018 were 0.18% of average loans compared with 0.12% in 2017 and 0.03% in 2016. Net charge-offs in 2018 were 0.27% of average legacy loans, compared with 0.13% in 2017 and 0.11% in 2016. Of the $26.2 million in legacy loan net charge-offs recorded during 2018, approximately $7.2 million, or 49.5%, were charge-offs within the Premium Finance Division stemming from two purchased loan relationships. These two relationships were non-core general operating lines to insurance agencies and were not the traditional premium finance offerings that the Company primarily focuses on. Management notes that both agencies suffered unusual circumstances that precipitated their defaults. Excluding these unusual charge-offs, total net charge-offs for 2018 would have been 0.09% of average total loans and legacy net charge-offs in 2018 would have been 0.14% of average legacy loans.

At December 31, 2018, non-performing assets amounted to $63.0 million, or 0.55% of total assets, compared with $53.1 million, or 0.68% of total assets, at December 31, 2017. Legacy non-performing assets totaled $29.4 million and $28.7 million at December 31, 2018 and 2017, respectively. Legacy other real estate was approximately $7.2 million as of December 31, 2018, reflecting a 14.7% decrease from the $8.5 million reported at December 31, 2017. Purchased other real estate was $9.5 million at December 31, 2018, reflecting a 5.8% increase from the $9.0 million at December 31, 2017.

The Company’s allowance for loan losses at December 31, 2018 was $28.8 million, or 0.34% of loans compared with $25.8 million, or 0.43%, and $23.9 million, or 0.45%, at December 31, 2017 and 2016, respectively. Excluding purchased loans and purchased loan pools, the Company’s allowance for loan losses at December 31, 2018 was $26.2 million, or 0.46% of loans excluding purchased loans and purchased loan pools, compared with $21.5 million, or 0.44%, and $20.5 million, or 0.56%, at December 31, 2017 and 2016, respectively. A significant portion of the Company’s loan growth during 2018 consisted of residential mortgage loans and funded balances on residential mortgage warehouse lines of credit, each of which presents a lower risk of default than other loan types, such as acquisition, construction and development, investor commercial real estate loans or consumer installment loans. The growth in lower-risk loans during 2018, combined with the improved historical loss rates and qualitative factors, are the primary reasons the allowance for loan losses as a percentage of loans, excluding purchased loans and purchased loan pools, remained relatively consistent from 0.44% at December 31, 2017 to 0.46% at December 31, 2018.

Noninterest Income

Following is a comparison of noninterest income for 2018, 2017 and 2016.

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Service charges on deposit accounts	$46,128	$42,054	$42,745
Mortgage banking activities	51,292	48,535	48,298
Other service charges, commissions and fees	3,003	2,872	3,575
Net gain (loss) on securities	(37)	37	94
Gain on sale of SBA loans	2,728	4,590	3,974
Other noninterest income	15,298	6,369	7,115
	$118,412	$104,457	$105,801

2018 compared with 2017. Total noninterest income in 2018 was $118.4 million, compared with $104.5 million in 2017, reflecting an increase of 13.4%, or $14.0 million.

Service charges on deposit accounts increased by $4.1 million, or 9.7%, to $46.1 million during 2018 compared with 2017. This increase was primarily attributable to the Atlantic and Hamilton acquisitions which both closed during the second quarter of 2018. All areas of service charges on deposits increased during 2018 including maintenance service charges on deposits, interchange income, and non-sufficient funds/overdraft charges.

Other service charges, commission and fees increased by $131,000 to $3.0 million during 2018, an increase of 4.6% compared with 2017 due to an increase in ATM fees.

Income from mortgage banking activities increased $2.8 million, or 5.7%, to $51.3 million during 2018 compared with 2017. Retail mortgage revenues increased $11.2 million, or 18.5%, during 2018, from $60.5 million for 2017 to $71.7 million for 2018. Net income for the Company’s retail mortgage division grew 35.9% during 2018 to $16.5 million. Revenues from the Company’s warehouse lending division increased $3.5 million, or 45.9%, during the year, from $7.6 million for 2017 to $11.1 million for 2018. Net income for the warehouse lending division increased $3.7 million , or 86.8%, during 2018, from $4.3 million for 2017 to $8.1 million for 2018.

Gain on sale of SBA loans decreased by $1.9 million, or 40.6%, to $2.7 million during 2018 compared with 2017, reflecting a 33.2% reduction in SBA loans sold during 2018 compared with 2017.

Other noninterest income increased by $8.9 million, or 140.2%, to $15.3 million during 2018 compared with 2018. This increase was primarily due to $4.5 million in other income recorded to reflect a decrease in the USPF acquisition contingent consideration expected to be paid. Additionally, loan servicing fee income, check order fees, merchant fee income, and income from bank owned life insurance were higher in 2018.

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
Noninterest Expense

Following is a comparison of noninterest expense for 2018, 2017 and 2016.

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Salaries and employee benefits	$149,293	$120,016	$106,837
Occupancy and equipment	29,131	24,069	24,397
Amortization of intangible assets	9,512	3,932	4,376
Data processing and communications expenses	30,385	27,869	24,591
Advertising and public relations	5,571	5,131	4,181
Postage & delivery	1,853	1,803	1,906
Printing & supplies	2,471	2,047	2,158
Legal fees	1,772	1,215	1,374
Other professional fees	4,614	14,140	8,511
Directors fees	880	908	1,060
FDIC insurance	3,408	3,078	3,712
Merger and conversion charges	20,499	915	6,376
Credit resolution-related expenses	4,016	3,493	6,172
Other noninterest expenses	30,242	23,320	20,184
	$293,647	$231,936	$215,835

2018 compared with 2017. Total noninterest expense increased $61.7 million, or 26.6%, in 2018 to $293.6 million from $231.9 million in 2017. Total noninterest expense for 2018 include approximately $20.5 million in merger-related charges, $8.4 million in executive retirement benefits expense, $983,000 in restructuring charges, $882,000 in Hurricane Michael charges, $1.0 million in losses on sale of bank premises. Total noninterest expense for 2017 includes approximately $915,000 in merger-related charges, $5.2 million in compliance-related charges, $410,000 in Hurricane Irma charges and $1.3 million in losses on sale of bank premises. Excluding these amounts, expenses in 2018 increased by $37.6 million, or 16.8%, compared with 2017 levels.

Salaries and benefits increased $29.2 million, or 24.4%, from $120.0 million in 2017 to $149.3 million in 2018. This increase was attributable to $8.4 million in expense related to executive retirement benefits coupled with higher incentive pay, increased share-based compensation expense and increased investment in the Company's BSA function, as well as staff additions resulting from the Atlantic acquisition and the Hamilton acquisition both of which closed during the second quarter of 2018. Full time equivalent employees increased from 1,460 at December 31, 2017 to 1,804 at December 31, 2018.

Occupancy costs increased $5.1 million, or 21.03%, from $24.1 million in 2017 to $29.1 million in 2018 due primarily to 28 branch locations being added during 2018 as a result of the Atlantic and Hamilton acquisitions.

Amortization of intangible assets increased $5.6 million, or 141.9%, to $9.5 million for 2018 compared with $3.9 million for 2017 due to additional amortization of intangible assets recorded as part of the USPF, Atlantic and Hamilton acquisitions.

Data processing and telecommunications expenses increased $2.5 million, or 9.0%, to $30.4 million for 2018 compared with $27.9 million for 2018. This increase reflects increased core banking system charges due to an increase in the number of accounts being processed by our core banking system as a result of the Atlantic and Hamilton acquisitions and additional software fees related to the buildout of our BSA compliance program, partially offset by a $1.4 million refund recorded in the second quarter of 2018 related to overcharges on prior billings from a data processing vendor.

Other professional fees decreased $9.5 million, or 67.4%, from $14.1 million in 2017 to $4.6 million in 2018, primarily due to a $5.5 million reduction in fees incurred in the premium finance division pursuant to the USPF management and license agreement which were discontinued after completion of the USPF acquisition on January 31, 2018 coupled with a $5.2 million reduction in consulting fees related to our BSA compliance function.

Merger and conversion charges of $20.5 million in 2018 reflect an increase of $19.6 million, compared with $915,000 recorded in 2017. Merger and conversion charges were elevated in 2018 due to the acquisitions of UPSF, Atlantic and Hamilton during 2018, as well as the conversion of both Atlantic and Hamilton to our core system during 2018.

Other noninterest expense increased $6.9 million, or 29.7%, to $30.2 million in 2018 from $23.3 million in 2017, resulting primarily from increases in loan servicing expense, debit card charge-offs, natural disaster expenses related to Hurricane Michael, and servicing asset amortization expense, partially offset by a decrease in loan expense.

2017 compared with 2016. Total noninterest expense increased $16.1 million, or 7.5%, in 2017 to $231.9 million from $215.8 million in 2016. Total noninterest expense for 2017 include approximately $915,000 in merger-related charges, $5.2 million in compliance-related charges, $410,000 in Hurricane Irma charges, $1.3 million in losses on sale of bank premises, and $14.3 million in noninterest expense related to the new premium finance division that was added in late 2016. Total noninterest expense for 2016 include approximately $6.4 million in merger-related charges, $5.8 million in compliance-related charges, $992,000 in losses on sale of bank premises, and $315,000 in noninterest expense related to the premium finance division. Excluding these amounts, expenses in 2017 increased by $7.5 million, or 3.7%, compared with 2016 levels.

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

Income Taxes

Income tax expense is influenced by statutory federal and state tax rates, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2018, the Company recorded income tax expense of approximately $30.5 million, compared with $50.7 million recorded in 2017 and $33.1 million recorded in 2016. The Company’s effective tax rate was 20.1%, 40.8% and 31.5% for the years ended December 31, 2018, 2017 and 2016, respectively. Income tax expense for the year ended December 31, 2017 includes a charge of approximately $13.6 million to income tax expense attributable to the remeasurement of the Company's deferred tax assets and deferred tax liabilities due to federal tax legislation that reduced the Company's future federal corporate tax rate. Excluding this remeasurement charge, income tax expense for the year ended December 31, 2017 would have been $37.1 million and the Company's effective tax rate would have been approximately 29.9%.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2018, approximately 68.7% of our legacy loan portfolio was secured by real estate, compared with 65.2% at December 31, 2017 and 70.3% at December 31, 2016.
The amount of loans outstanding, excluding purchased loans, at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial, financial and agricultural	$1,316,359	$1,362,508	$967,138	$449,623	$319,654
Real estate – construction and development	671,198	624,595	363,045	244,693	161,507
Real estate – commercial and farmland	1,814,529	1,535,439	1,406,219	1,104,991	907,524
Real estate – residential	1,403,000	1,009,461	781,018	570,430	456,106
Consumer installment	455,371	324,511	109,401	37,140	45,090
Loans, net of unearned income	$5,660,457	$4,856,514	$3,626,821	$2,406,877	$1,889,881

The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Municipal loans	$510,600	$522,880	$385,697	$239,151	$115,647
Premium finance loans	410,381	482,536	353,858	—	—
Other commercial, financial and agricultural loans	395,378	357,092	227,583	210,472	204,007
	$1,316,359	$1,362,508	$967,138	$449,623	$319,654

The following table provides additional disclosure on the various loan types comprising the subgroup “Real estate – commercial & farmland” at December 31, 2018.

(dollars in thousands)	Outstanding Balance	Average Maturity (Months)	Average Rate	% Nonaccrual
Owner-occupied	$597,690	79	4.98%	0.49%
Farmland	140,002	37	5.10%	0.30%
Apartments	140,443	46	4.73%	0.05%
Hotels and motels	67,372	64	4.96%	0.36%
Offices and office buildings	228,712	59	4.55%	0.01%
Strip centers (anchored & non-anchored)	213,172	55	4.73%	—%
Convenience stores	6,080	51	4.39%	0.60%
Retail properties	238,769	77	4.94%	0.28%
Warehouse properties	133,565	53	4.85%	0.13%
All other	48,724	37	5.29%	0.11%
	$1,814,529	64	4.88%	0.26%

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $30.0 million, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2018 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial, financial and agricultural	$255,895	2.68%	162	—%	—%
Real estate – construction and development	270,880	5.43%	61	—	—%
Real estate – commercial and farmland	69,965	4.96%	51	—	—%
Mortgage warehouse and mortgage servicing rights lines of credit	364,826	5.23%	3	—	—%
Total	$961,566	4.59%	65	—%	—%

Total legacy loans, excluding purchased loans, as of December 31, 2018, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Commercial, financial and agricultural	$502,087	$269,271	$545,001	$1,316,359
Real estate – construction and development	222,425	309,274	139,499	671,198
Real estate – commercial and farmland	197,571	960,629	656,329	1,814,529
Real estate – residential	422,432	158,499	822,069	1,403,000
Consumer installment	12,304	153,001	290,066	455,371
	$1,356,819	$1,850,674	$2,452,964	$5,660,457

Purchased Assets

Purchased loans are defined as loans that are acquired in bank acquisitions including those acquisitions covered by the loss-sharing agreements with the FDIC. Purchased loans totaled $2.59 billion and $861.6 million at December 31, 2018 and 2017, respectively. Purchased OREO is defined as OREO that was acquired in bank acquisitions including those acquisitions covered by the loss-sharing agreements with the FDIC. Purchased OREO totaled $9.5 million and $9.0 million at December 31, 2018 and 2017, respectively.

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

The amount of purchased loans outstanding, at the indicated dates, is shown in the following table according to type of loan.

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial, financial and agricultural	$372,686	$74,378	$96,537	$51,008	$59,508
Real estate – construction and development	227,900	65,513	81,368	79,692	81,809
Real estate – commercial and farmland	1,337,859	468,246	576,355	461,981	454,333
Real estate – residential	623,199	250,539	310,277	311,191	344,862
Consumer installment	27,188	2,919	4,654	5,211	5,006
Total purchased non-covered loans	$2,588,832	$861,595	$1,069,191	$909,083	$945,518
Purchased loans as of December 31, 2018, are shown below according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Purchased loans	$422,733	$935,664	$1,230,435	$2,588,832
Purchased loan pools	6,634	17,476	238,515	262,625
Total purchased loans	$429,367	$953,140	$1,468,950	$2,851,457

Total loans (legacy loans, purchased loans and purchased loan pools) which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2018
Predetermined interest rates	$4,186,039
Floating or adjustable interest rates	2,552,554
$6,738,593

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2018, purchased loan pools totaled $262.6 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million with principal balances totaling $580.7 million and $12.3 million of remaining purchase premium paid at acquisition. At December 31, 2018, 2017, 2016 and 2015 the Company has allocated approximately $732,000, $1.1 million, $1.8 million and $581,000, respectively, of the allowance for loan losses to the purchased loan pools. The Company did not have any purchased loan pools prior to 2015.

Assets Covered by Loss-Sharing Agreements with the FDIC

Included in purchased loans above are loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $38.1 million and $30.2 million at December 31, 2018 and 2017, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $424,000 and $187,000 at December 31, 2018 and 2017, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The net FDIC loss-share payable reported at December 31, 2018 was $19.5 million which includes the clawback liability of $19.5 million the Bank expects to pay to the FDIC. The net FDIC loss-share payable reported at December 31, 2017 was $8.8 million which includes the clawback liability of $10.0 million the Bank expects to pay to the FDIC.

Covered loans are shown below according to loan type as of the end of the years shown (in thousands).

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Commercial, financial and agricultural	$577	$140	$794	$5,546	$21,467
Real estate – construction and development	730	195	2,992	7,612	23,447
Real estate – commercial and farmland	74	107	12,917	71,226	147,627
Real estate – residential	36,618	29,604	41,389	53,038	78,520
Consumer installment	97	107	68	107	218
Total covered loans	$38,096	$30,153	$58,160	$137,529	$271,279

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

Generally, the primary contributor to the allowance for loan losses methodology is historical losses by loan type.  The Company’s look-back period for historical losses is 16 quarters.  Current period losses are lower than those incurred four years ago, which has reduced the need in the allowance for loan losses, as a percentage of loans, at December 31, 2018, as compared with prior periods. The Company’s qualitative factors currently utilized in determining the allowance for loan losses are higher compared with prior periods. Additionally, a significant portion of the Company's loan growth during 2018 consisted of residential mortgage loans and funded balances on residential mortgage warehouse lines of credit, each of which presents a lower risk of default than other loan types, such as acquisition, construction and development, investor commercial real estate loans or consumer installment loans. The growth in lower-risk loans during 2018, combined with the improved historical loss rates and qualitative factors, are the primary reasons the allowance for loan losses as a percentage of loans, excluding purchased loans and purchased loan pools, remained relatively consistent from 0.44% at December 31, 2017 to 0.46% at December 31, 2018.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial, financial, and agricultural	$4,287	15%	$3,631	14%	$2,192	9%	$1,144	5%	$2,004	9%
Real estate construction & development	3,734	13	3,629	14	2,990	13	5,009	24	5,030	24
Real estate – commercial and farmland	8,975	31	7,501	29	7,662	32	7,994	38	8,823	42
Total Commercial	16,996	59	14,761	57	12,844	54	14,147	67	15,857	75
Real estate - residential	5,363	19	4,786	19	6,786	28	4,760	23	4,129	19
Consumer installment and Other	3,795	13	1,916	7	827	3	1,574	7	1,171	6
Total excluding purchased loans and purchased loan pools	26,154	91	21,463	83	20,457	85	20,481	97	21,157	100
Purchased loans	1,933	7	3,253	13	1,626	7	—	—	—	—
Purchased loan pools	732	2	1,075	4	1,837	8	581	3	—	—
Total	$28,819	100%	$25,791	100%	$23,920	100%	$21,062	100%	$21,157	100%

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance of allowance for loan losses at beginning of period	$25,791	$23,920	$21,062	$21,157	$22,377
Provision charged to operating expense	16,667	8,364	4,091	5,264	5,648
Charge-offs:
Commercial, financial and agricultural	13,803	2,850	1,999	1,438	1,567
Real estate – construction and development	292	95	588	622	592
Real estate – commercial and farmland	338	853	708	2,367	3,288
Real estate - residential	771	2,151	1,122	1,587	1,707
Consumer installment	4,189	1,618	351	410	471
Purchased loans	1,738	2,900	1,559	2,709	1,935
Purchased loan pools	—	—	—	—	—
Total charge-offs	21,131	10,467	6,327	9,133	9,560
Recoveries:
Commercial, financial and agricultural	3,769	1,270	400	651	321
Real estate – construction and development	120	246	490	323	349
Real estate – commercial and farmland	176	184	269	317	274
Real estate - residential	346	237	391	151	254
Consumer installment	499	116	127	137	486
Purchased loans	2,582	1,921	3,417	2,195	1,008
Purchased loan pools	—	—	—	—	—
Total recoveries	7,492	3,974	5,094	3,774	2,692
Net charge-offs	13,639	6,493	1,233	5,359	6,868
Balance of allowance for loan losses at end of period	$28,819	$25,791	$23,920	$21,062	$21,157

The following table provides an analysis of the allowance for loan losses and net charge-offs for legacy loans, purchased loans, purchased loan pools and total loans held of investment.

(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
December 31, 2018
Allowance for loan losses at end of period	$26,154	$1,933	$732	$28,819
Net charge-offs (recoveries) for the period	14,483	(844)	—	13,639
Loan balances:
End of period	5,660,457	2,588,832	262,625	8,511,914
Average for the period	5,415,757	1,712,924	297,850	7,426,531
Net charge-offs as a percentage of average loans	0.27%	(0.05)%	0.00%	0.18%
Allowance for loan losses as a percentage of end of period loans	0.46%	0.07%	0.28%	0.34%

December 31, 2017
Allowance for loan losses at end of period	$21,463	$3,253	$1,075	$25,791
Net charge-offs (recoveries) for the period	5,514	979	—	6,493
Loan balances:
End of period	4,856,514	861,595	328,246	6,046,355
Average for the period	4,188,378	958,738	496,844	5,643,960
Net charge-offs as a percentage of average loans	0.13%	0.10%	0.00%	0.12%
Allowance for loan losses as a percentage of end of period loans	0.44%	0.38%	0.33%	0.43%

December 31, 2016
Allowance for loan losses at end of period	$20,457	$1,626	$1,837	$23,920
Net charge-offs (recoveries) for the period	3,091	(1,858)	—	1,233
Loan balances:
End of period	3,626,821	1,069,191	568,314	5,264,326
Average for the period	2,777,505	1,127,765	619,440	4,524,710
Net charge-offs as a percentage of average loans	0.11%	(0.16)%	0.00%	0.03%
Allowance for loan losses as a percentage of end of period loans	0.56%	0.15%	0.32%	0.45%

December 31, 2015
Allowance for loan losses at end of period	$20,481	$—	$581	$21,062
Net charge-offs (recoveries) for the period	4,845	514	—	5,359
Loan balances:
End of period	2,406,877	909,083	592,963	3,908,923
Average for the period	2,161,726	918,796	201,689	3,282,211
Net charge-offs as a percentage of average loans	0.22%	0.06%	0.00%	0.16%
Allowance for loan losses as a percentage of end of period loans	0.85%	0.00%	0.10%	0.54%

December 31, 2014
Allowance for loan losses at end of period	$21,157	$—	$—	$21,157
Net charge-offs (recoveries) for the period	5,941	927	—	6,868
Loan balances:
End of period	1,889,881	945,518	—	2,835,399
Average for the period	1,753,013	897,125	—	2,650,138
Net charge-offs as a percentage of average loans	0.34%	0.10%	0.00%	0.26%
Allowance for loan losses as a percentage of end of period loans	1.12%	0.00%	0.00%	0.75%

At December 31, 2018, the allowance for loan losses allocated to legacy loans totaled $26.2 million, or 0.46% of legacy loans, compared with $21.5 million, or 0.44% of legacy loans, at December 31, 2017. The decrease in the allowance for loan losses as a percentage of legacy loans over the past several years reflects the change in credit risk of our portfolio, both from the mix of loan and collateral types, as well as the overall improvement in credit quality of the loan portfolio. Our legacy nonaccrual loans increased from $14.2 million at December 31, 2017 to $18.0 million at December 31, 2018. Legacy nonaccrual loans as a percentage of legacy loans increased from 0.29% at December 31, 2017 to 0.32% at December 31, 2018. For the year ended December 31, 2018, our legacy net charge off ratio as a percentage of average legacy loans increased to 0.27%, compared with 0.13% for the year ended December 31, 2017. For the year ended December 31, 2018, the Company recorded legacy net charge-offs totaling $14.5 million, compared with $5.5 million for the year ended December 31, 2017.

The provision for loan losses for the year ended December 31, 2018 increased to $16.7 million, compared with $8.4 million for the year ended December 31, 2017. As of December 31, 2018 our ratio of nonperforming assets to total assets had decreased to 0.55% from 0.68% at December 31, 2017.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 20.6%, or $4.1 million, during the year ended December 31, 2018, while the balance of loans collectively evaluated for impairment increased 42.4%, or $2.5 billion, during the same period, reflecting our Atlantic and Hamilton acquisitions. For legacy loans, a significant portion of the loan growth during 2018 was concentrated in lower risk categories such as residential mortgage loans and funded balances on residential mortgage warehouse lines of credit which did not require as large of an allowance for loan losses as other categories of loans because the inherent risk and historical losses are less than traditional loans, such as acquisition, construction and development loans, investor commercial real estate loans or consumer installment loans. In addition to the change of type of loan growth, we also experienced a decline in our historical loss rates on all loan portfolios. We consider a four year loss rate on all loan categories and our charge off ratio has been steadily declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans decreased five basis points, from 0.34% at December 31, 2017 to 0.29% at December 31, 2018. The largest increase in allowance allocated to loans collectively evaluated for impairment as a percentage of the related loans was noted in legacy consumer installment loan portfolio. The allowance allocated to consumer installment loans evaluated collectively for impairment increased from 0.59% at December 31, 2017 to 0.83% at December 31, 2018 due to an increase in historical net chargeoffs for this loan category.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment decreased 17.5%, or $1.1 million, during the year ended December 31, 2018, while the balance of loans individually evaluated for impairment increased 3.2%, or $1.7 million during the same period. The decrease in the allowance for loan losses allocated to loans individually evaluated for impairment was primarily attributable to purchased loans. The increase in the balance of loans individually evaluated for impairment was primarily attributable to purchased loans, partially offset by a decrease in the legacy commercial and farmland real estate portfolio.

NONPERFORMING LOANS

A loan is placed on non-accrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectability is charged to the allowance for loan losses. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are placed on non-accrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. The following table presents an analysis of loans accounted for on a non-accrual basis and loans contractually past due 90 days or more as to interest or principal payments and still accruing, excluding purchased loans.

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans, excluding purchased loans
Commercial, financial and agricultural	$1,412	$1,306	$1,814	$1,302	$1,672
Real estate – construction and development	892	554	547	1,812	3,774
Real estate – commercial and farmland	4,654	2,665	8,757	7,019	8,141
Real estate – residential	10,465	9,194	6,401	6,278	7,663
Consumer installment	529	483	595	449	478
Total	$17,952	$14,202	$18,114	$16,860	$21,728
Loans contractually past due 90 days or more as to interest or principal payments and still accruing, excluding purchased loans	$4,222	$5,991	$—	$—	$1

The following table presents an analysis of purchased loans accounted for on a non-accrual basis and loans contractually past due 90 days or more as to interest or principal payments and still accruing.

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Purchased non-accrual loans
Commercial, financial & agricultural	$1,199	$813	$692	$3,867	$8,716
Real estate – construction and development	6,119	3,139	2,611	2,807	8,720
Real estate – commercial and farmland	5,534	5,685	10,174	9,954	22,826
Real estate – residential	10,769	5,743	9,476	9,831	13,239
Consumer installment	486	48	13	109	160
Total	$24,107	$15,428	$22,966	$26,568	$53,661
Purchased loans contractually past due 90 days or more as to interest or principal payments and still accruing	$—	$—	$—	$—	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2018 and 2017, the Company had a balance of $11.1 million and $15.6 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and non-accrual at December 31, 2018 and 2017.

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2018 and 2017.

As of December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$282	9	$112
Real estate – construction and development	5	147	1	—
Real estate – commercial and farmland	14	3,043	1	246
Real estate – residential	65	5,756	26	1,406
Consumer installment	18	36	12	49
Total	112	$9,264	49	$1,813

As of December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$55	7	$106
Real estate – construction and development	4	156	4	295
Real estate – commercial and farmland	18	6,722	4	419
Real estate – residential	78	6,753	14	954
Consumer installment	24	59	13	44
Total	133	$13,745	42	$1,818

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2018 and 2017.

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	1	$55
Forbearance of interest	9	1,361	5	509
Forgiveness of principal	1	686	—	—
Forbearance of principal	6	360	4	75
Rate reduction only	11	1,155	1	56
Rate reduction, maturity extension	—	—	3	25
Rate reduction, forbearance of interest	27	2,149	13	618
Rate reduction, forbearance of principal	15	1,384	29	150
Rate reduction, forgiveness of interest	30	2,228	5	264
Rate reduction, forgiveness of principal	—	—	1	2
Total	99	$9,323	62	$1,754

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	12	$2,567	4	$163
Forgiveness of principal	3	1,238	—	—
Forbearance of principal	5	2,299	6	657
Rate reduction only	12	1,366	1	29
Rate reduction, forbearance of interest	32	2,224	19	484
Rate reduction, forbearance of principal	6	1,192	33	216
Rate reduction, forgiveness of interest	35	2,713	4	408
Rate reduction, forgiveness of principal	—	—	3	7
Total	105	$13,599	70	$1,964

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2018 and 2017.

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$544	1	$137
Raw land	7	435	1	2
Hotel and motel	1	260	1	246
Office	1	161	—	—
Retail, including strip centers	6	1,980	—	—
1-4 family residential	71	5,835	21	1,161
Automobile/equipment/CD	8	108	36	188
Livestock	—	—	1	18
Unsecured	—	—	1	2
Total	99	$9,323	62	$1,754

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$2,697	1	$79
Raw land	8	713	2	34
Hotel and motel	3	1,370	—	—
Office	4	656	—	—
Retail, including strip centers	5	2,159	3	80
1-4 family residential	74	5,992	20	1,553
Automobile/equipment/CD	6	11	43	216
Unsecured	1	1	1	2
Total	105	$13,599	70	$1,964

As of December 31, 2018 and 2017, the Company had a balance of $22.2 million and $24.9 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and non-accrual at December 31, 2018 and 2017.

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2018 and 2017.

As of December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$63	—	$—
Real estate – construction and development	8	1,305	1	3
Real estate – commercial and farmland	17	7,576	2	271
Real estate – residential	106	10,040	33	2,916
Consumer installment	3	14	1	3
Total	138	$18,998	37	$3,193

As of December 31, 2017	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$11	2	$5
Real estate – construction and development	8	1,352	1	6
Real estate – commercial and farmland	22	9,014	2	281
Real estate – residential	124	13,151	18	1,052
Consumer installment	1	2	1	3
Total	156	$23,530	24	$1,347

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2018 and 2017.

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$224	10	$1,751
Forbearance of principal	6	2,368	3	226
Forbearance of principal, extended amortization	—	—	1	258
Rate reduction only	73	10,911	6	285
Rate reduction, forbearance of interest	24	2,304	14	356
Rate reduction, forbearance of principal	8	1,635	6	368
Rate reduction, forgiveness of interest	16	1,298	3	207
Total	132	$18,740	43	$3,451

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	4	$182	9	$1,740
Forgiveness of principal	—	—	1	63
Forbearance of principal	5	2,363	4	406
Forbearance of principal, extended amortization	2	371	1	290
Rate reduction only	70	11,450	15	1,361
Rate reduction, forbearance of interest	22	2,211	9	257
Rate reduction, forbearance of principal	10	2,195	5	187
Rate reduction, forgiveness of interest	21	1,700	2	101
Total	134	$20,472	46	$4,405

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2018 and 2017.

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$356	—	$—
Raw land	2	873	6	718
Hotel and motel	1	145	—	—
Office	2	419	2	457
Retail, including strip centers	5	3,882	—	—
1-4 family residential	118	11,837	26	2,009
Church	1	1,197	1	201
Automobile/equipment/CD	1	31	8	65
Total	132	$18,740	43	$3,450

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$368	—	$—
Raw land	2	893	7	829
Hotel and motel	1	149	1	476
Office	2	460	2	494
Retail, including strip centers	7	4,407	1	160
1-4 family residential	119	12,958	28	2,161
Church	1	1,237	1	218
Automobile/equipment/CD	—	—	6	67
Total	134	$20,472	46	$4,405

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 35.8% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan category with the longest maturity, are usually made with fifteen to thirty year maturities, but with either a fixed rate or a variable interest rate with an adjustment between origination date and maturity date.

In July 2017, the Financial Conduct Authority, which is the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR, which include certain financial instruments within investment securities, loans, other borrowings, subordinated deferrable interest debentures and derivative financial instruments. Company management is monitoring this development in the financial markets and is evaluating the related risks.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2018, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2018
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$507,491	$—	$—	$—	$507,491
Time deposits in other banks	3,935	6,628	249	—	10,812
Investment securities	19,819	10,043	127,838	1,049,178	1,206,878
Loans held for sale	111,298	—	—	—	111,298
Loans	1,521,649	532,430	1,872,014	1,734,364	5,660,457
Purchased loans	824,590	146,786	889,868	727,588	2,588,832
Purchased loan pools	11,301	10,776	193,085	47,463	262,625
	3,000,083	706,663	3,083,054	3,558,593	10,348,393

Interest-bearing liabilities:
Interest-bearing demand deposits	1,677,130	—	—	—	1,677,130
Money market deposit accounts	2,684,210	—	—	—	2,684,210
Savings	400,125	—	—	—	400,125
Time deposits	296,493	1,597,839	472,076	1,424	2,367,832
Federal funds purchased and securities sold under agreements to repurchase	20,384	—	—	—	20,384
FHLB advances	—	2,000	—	4,298	6,298
Other borrowings	71,550	—	73,926	—	145,476
Trust preferred securities	52,073	—	37,114	—	89,187
	5,201,965	1,599,839	583,116	5,722	7,390,642

Interest rate sensitivity gap	$(2,201,882)	$(893,176)	$2,499,938	$3,552,871	$2,957,751

Cumulative interest rate sensitivity gap	$(2,201,882)	$(3,095,058)	$(595,120)	$2,957,751

Interest rate sensitivity gap ratio	0.58	0.44	5.29	621.91

Cumulative interest rate sensitivity gap ratio	0.58	0.54	0.92	1.40

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2018	2017	2016
U.S. government sponsored agencies	$—	$—	$1,020
State, county and municipal securities	150,733	137,794	152,035
Corporate debt securities	67,314	47,143	32,172
Mortgage-backed securities	974,376	625,936	637,508
	$1,192,423	$810,873	$822,735

The amounts of securities available for sale in each category as of December 31, 2018 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	State, County and Municipal Securities		Corporate Debt Securities		Mortgage-Backed Securities
(dollars in thousands)	Amount	Yield (1)(2)	Amount	Yield (1)	Amount	Yield (1)
One year or less	$16,407	3.06%	$500	1.74%	$—	—%
After one year through five years	62,305	3.08	23,930	2.49	41,604	2.94
After five years through ten years	44,608	3.04	40,986	5.74	321,693	2.79
After ten years	27,413	2.87	1,898	4.38	611,079	2.89
	$150,733	3.03%	$67,314	4.52%	$974,376	2.86%

(1)
Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security in that range.

(2)	Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 21%.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold such securities until maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2018.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$2,164,171	—%	$1,670,499	—%
NOW	1,441,849	0.34	1,207,024	0.20
Money market	2,240,115	0.95	1,690,091	0.54
Savings	350,214	0.08	275,119	0.07
Time	1,666,639	1.35	1,002,697	0.81
Total deposits	$7,862,988	0.62%	$5,845,430	0.34%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

At December 31, 2018, the Company had brokered deposits of $846.7 million. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2018, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(dollars in thousands)	December 31, 2018
Three months or less	$153,129
Three months to one year	662,592
One year or greater	269,986
Total	$1,085,707

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

The following table summarizes commitments outstanding at December 31, 2018 and 2017.

	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$1,671,419	$1,109,806
Unused lines of credit	112,310	69,788
Financial standby letters of credit	24,596	11,389
Mortgage interest rate lock commitments	81,833	86,149
Mortgage forward contracts with positive fair value	—	31,500
Mortgage forward contracts with negative fair value	163,189	126,750
	$2,053,347	$1,435,382

The following table summarizes short-term borrowings for the periods indicated.

	Year Ended December 31,
	2018		2017		2016
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$15,692	0.15%	$28,694	0.20%	$44,324	0.22%

	Year Ended December 31,
	2018	2017	2016
(dollars in thousands)	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$23,270	$49,836	$56,203

As of December 31, 2018 and 2017, the Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at December 31, 2018 and 2017, for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The interest rate swap, which is classified as a cash flow hedge, is indexed to 90-Day LIBOR.

As of December 31, 2018, a $75.0 million letter of credit issued by the Federal Home Loan Bank was used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

The following table sets forth certain information about contractual cash obligations as of December 31, 2018.

	Payments Due After December 31, 2018
(dollars in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	>5 Years
Deposits without a stated maturity	$7,281,481	$7,281,481	$—	$—	$—
Time certificates of deposit	2,367,832	1,894,332	394,747	77,329	1,424
Repurchase agreements with customers	20,384	20,384	—	—	—
Other borrowings	152,598	2,020	70,000	—	80,578
Subordinated deferrable interest debentures	113,152	—	—	—	113,152
Operating lease obligations	31,385	6,386	9,704	6,983	8,312
Strategic marketing and promotional arrangements	4,500	900	1,800	1,800	—
Total contractual cash obligations	$9,971,332	$9,205,503	$476,251	$86,112	$203,466

At December 31, 2018, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2018, the Company’s capital increased $651.9 million, primarily due to the issuance of Common Stock of $547.1 million and net income of $121.0 million, which amounts were partially offset by the cash dividends declared on common shares of $17.4 million. During 2017, the Company’s capital increased $158.0 million, primarily due to the issuance of Common Stock of $94.5 million and net income of $73.5 million, which amounts were partially offset by the cash dividends declared on common shares of $14.9 million. For both 2018 and 2017, other capital related transactions, such as other comprehensive income, share-based compensation, common stock issuances through the exercise of stock options, issuances of shares of restricted stock, and treasury stock transactions accounted for only a small change in the capital of the Company.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 0.625% for 2016, 1.250% for 2017 and 1.875% for 2018.

The following table summarizes the regulatory capital levels of Ameris at December 31, 2018.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$984,620	9.166%	$429,690	4.000%	$554,930	5.166%
Ameris Bank	$1,127,926	10.506%	$429,428	4.000%	$698,498	6.506%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$895,433	10.070%	$566,859	6.375%	$328,574	3.695%
Ameris Bank	$1,127,926	12.716%	$565,486	6.375%	$562,440	6.341%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$984,620	11.073%	$700,237	7.875%	$284,383	3.198%
Ameris Bank	$1,127,926	12.716%	$698,541	7.875%	$429,385	4.841%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$1,087,364	12.229%	$878,075	9.875%	$209,289	2.354%
Ameris Bank	$1,156,745	13.041%	$875,948	9.875%	$280,797	3.166%

The required CET1 Ratio, Tier 1 Capital Ratio, and the Total Capital Ratio reflected in the table above include a capital conservation buffer of 1.875%.

As of December 31, 2018, the Company included $89.2 million in net carrying value of grandfathered subordinated deferrable interest debentures as additional Tier 1 capital for regulatory capital purposes. However, should the Company's size increase to over $15 billion in total assets due to an acquisition such as the Company's pending acquisition with Fidelity, the grandfathered subordinated deferrable interest debentures will no longer qualify as additional Tier 1 capital for regulatory capital purposes.

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

	Quarters Ended December 31, 2018
(dollars in thousands, except per share data)	4	3	2	1
Selected Income Statement Data:
Interest income	$122,749	$121,119	$89,946	$79,512
Interest expense	23,195	22,081	13,947	10,711
Net interest income	99,554	99,038	75,999	68,801
Provision for loan losses	3,661	2,095	9,110	1,801
Net interest income after provision for loan losses	95,893	96,943	66,889	67,000
Noninterest income	30,470	30,171	31,307	26,464
Noninterest expense excluding merger and conversion charges	74,813	72,077	67,995	58,263
Merger and conversion charges	997	276	18,391	835
Income before income taxes	50,553	54,761	11,810	34,366
Income tax	7,017	13,317	2,423	7,706
Net income	$43,536	$41,444	$9,387	$26,660

Per Share Data:
Net income – basic	$0.92	$0.87	$0.24	$0.70
Net income – diluted	0.91	0.87	0.24	0.70
Common dividends - cash	0.10	0.10	0.10	0.10

	Quarters Ended December 31, 2017
(dollars in thousands)	4	3	2	1
Selected Income Statement Data:
Interest income	$79,564	$76,322	$71,411	$67,050
Interest expense	10,041	9,467	8,254	6,460
Net interest income	69,523	66,855	63,157	60,590
Provision for loan losses	2,536	1,787	2,205	1,836
Net interest income after provision for loan losses	66,987	65,068	60,952	58,754
Noninterest income	23,563	26,999	28,189	25,706
Noninterest expense excluding merger and conversion charges	58,916	63,675	55,739	52,691
Merger and conversion charges	421	92	—	402
Income before income taxes	31,213	28,300	33,402	31,367
Income tax	22,063	8,142	10,315	10,214
Net income	$9,150	$20,158	$23,087	$21,153

Per Share Data:
Net income – basic	$0.25	$0.54	$0.62	$0.59
Net income – diluted	0.24	0.54	0.62	0.59
Common dividends - cash	0.10	0.10	0.10	0.10

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

As indicated by the table below, we are slightly asset sensitive in relation to changes in market interest rates in the one-year and two-year time horizon. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to an instantaneous 100 basis point increase or 100 basis point decrease in market rates on net interest income and is monitored on a quarterly basis. Our most recent model projects net interest income would increase slightly if rates rise 100 basis points over the next year. A scenario involving more than a 100 basis point decrease is irrelevant at this time due to the level of current market rates.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2019. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	4.0%	9.9%
300	3.4%	8.3%
200	2.6%	6.1%
100	1.5%	3.4%
(100)	(2.1)%	(4.3)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Income – Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans
The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	7,711	$6.94	804,855

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:

(a)	Ameris Bancorp and Subsidiaries:

(i)	Consolidated Balance Sheets – December 31, 2018 and 2017;

(ii)	Consolidated Statements of Income – Years ended December 31, 2018, 2017 and 2016;

(iii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016;

(iv)	Consolidated Statements of Shareholders' Equity – Years ended December 31, 2018, 2017 and 2016;

(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016; and

(vi)	Notes to Consolidated Financial Statements.

(b)	Ameris Bancorp (parent company only):
Parent company only financial information has been included in Note 25 of the Notes to Consolidated Financial Statements.

2.	Financial statement schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

EXHIBIT INDEX

Exhibit No.	Description

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

2.5
Agreement and Plan of Merger dated as of December 17, 2018 by and between Ameris Bancorp and Fidelity Southern Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 17, 2018).

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

4.44
Indenture dated as of November 10, 2005 by and between Ameris Bancorp (as successor to Hamilton State Bancshares, Inc.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.45
Second Supplemental Indenture dated as of June 29, 2018 by and among Ameris Bancorp, Hamilton State Bancshares, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.46
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

10.13*
Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

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

10.27*
Supplemental Executive Retirement Agreement by and between Ameris Bank and Edwin W. Hortman, Jr. dated as of November 7, 2016 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.28*
First Amendment to Supplemental Executive Retirement Agreement by and between Ameris Bank and Cindi H. Lewis dated as of November 7, 2016 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.29
Limited Waiver and Second Amendment to Loan Agreement dated as of December 28, 2016 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 29, 2016).

10.30*
Severance Protection and Restrictive Covenants Agreement by and among Ameris Bancorp, Ameris Bank and William D. McKendry dated as of October 3, 2017 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 6, 2017).

10.31
Third Amendment to Loan Agreement dated October 20, 2017 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.32
Third Amended and Restated Revolving Promissory Note dated as of September 26, 2017 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on October 23, 2017).

10.33
Fourth Amendment to Loan Agreement dated April 25, 2018 by and between Ameris Bancorp and NexBank SSB (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on April 25, 2018).

10.34
Fourth Amended and Restated Revolving Promissory Note dated April 25, 2018 issued by Ameris Bancorp to NexBank SSB (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on April 25, 2018).

10.35*
Retirement Agreement dated June 6, 2018 by and among Ameris Bancorp, Ameris Bank and Edwin W. Hortman, Jr. (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Crowe LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101
The following financial statements from Ameris Bancorp’s Form 10-K for the year ended December 31, 2018, formatted as interactive data files in XBRL (eXtensible Business Reporting Language):
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

As permitted, the Company has excluded the operations of Atlantic Coast Financial Corporation ("Atlantic") and Hamilton State Bancshares, Inc. ("Hamilton") acquired during 2018, as described in Note 3 of the consolidated financial statements.  The assets acquired in the Atlantic and Hamilton acquisitions and excluded from management’s assessment on internal control over financial reporting comprised approximately 7.6%% and 15.6%, respectively, of total consolidated assets at December 31, 2018.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Crowe LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-3.

/s/ Dennis J. Zember Jr.	/s/ Nicole S. Stokes
Dennis J. Zember Jr.,	Nicole S. Stokes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(principal executive officer)	(principal accounting and financial officer)

Crowe LLP
Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ameris Bancorp
Moultrie, Georgia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Atlantic Coast Financial Corporation and Hamilton State Bancshares, Inc., both acquired during 2018 as described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia
March 1, 2019

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017
(dollars in thousands, except per share data)

	2018	2017
Assets
Cash and due from banks	$172,036	$139,313
Interest-bearing deposits in banks	472,443	191,335
Federal funds sold	35,048	10
Cash and cash equivalents	679,527	330,658

Time deposits in other banks	10,812	—
Investment securities available for sale, at fair value	1,192,423	810,873
Other investments	14,455	42,270
Loans held for sale, at fair value	111,298	197,442

Loans	5,660,457	4,856,514
Purchased loans	2,588,832	861,595
Purchased loan pools	262,625	328,246
Loans, net of unearned income	8,511,914	6,046,355
Allowance for loan losses	(28,819)	(25,791)
Loans, net	8,483,095	6,020,564

Other real estate owned, net	7,218	8,464
Purchased other real estate owned, net	9,535	9,011
Total other real estate owned, net	16,753	17,475

Premises and equipment, net	145,410	117,738
Goodwill	503,434	125,532
Other intangible assets, net	58,689	13,496
Cash value of bank owned life insurance	104,096	79,641
Deferred income taxes, net	35,126	28,320
Other assets	88,397	72,194
Total assets	$11,443,515	$7,856,203

Liabilities
Deposits
Noninterest-bearing	$2,520,016	$1,777,141
Interest-bearing	7,129,297	4,848,704
Total deposits	9,649,313	6,625,845
Securities sold under agreements to repurchase	20,384	30,638
Other borrowings	151,774	250,554
Subordinated deferrable interest debentures, net	89,187	85,550
FDIC loss-share payable, net	19,487	8,803
Other liabilities	57,023	50,334
Total liabilities	9,987,168	7,051,724

Commitments and Contingencies (Note 22)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 100,000,000 shares authorized; 49,014,925 and 38,734,873 shares issued	49,015	38,735
Capital surplus	1,051,584	508,404
Retained earnings	377,135	273,119
Accumulated other comprehensive loss, net of tax	(4,826)	(1,280)
Treasury stock, at cost, 1,514,984 and 1,474,861 shares	(16,561)	(14,499)
Total shareholders’ equity	1,456,347	804,479
Total liabilities and shareholders’ equity	$11,443,515	$7,856,203
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands, except per share data)

	2018	2017	2016
Interest income
Interest and fees on loans	$378,209	$270,887	$218,659
Interest on taxable securities	29,006	20,154	17,824
Interest on nontaxable securities	900	1,581	1,722
Interest on deposits in other banks	4,984	1,725	827
Interest on federal funds sold	227	—	33
Total interest income	413,326	294,347	239,065

Interest expense
Interest on deposits	49,054	19,877	12,410
Interest on other borrowings	20,880	14,345	7,284
Total interest expense	69,934	34,222	19,694

Net interest income	343,392	260,125	219,371
Provision for loan losses	16,667	8,364	4,091
Net interest income after provision for loan losses	326,725	251,761	215,280

Noninterest income
Service charges on deposit accounts	46,128	42,054	42,745
Mortgage banking activity	51,292	48,535	48,298
Other service charges, commissions and fees	3,003	2,872	3,575
Net gain (loss) on securities	(37)	37	94
Gain on sale of SBA loans	2,728	4,590	3,974
Other noninterest income	15,298	6,369	7,115
Total noninterest income	118,412	104,457	105,801

Noninterest expense
Salaries and employee benefits	149,293	120,016	106,837
Occupancy and equipment	29,131	24,069	24,397
Advertising and marketing	5,571	5,131	4,181
Amortization of intangible assets	9,512	3,932	4,376
Data processing and communications expenses	30,385	27,869	24,591
Legal and other professional fees	6,386	15,355	9,885
Credit resolution-related expenses	4,016	3,493	6,172
Merger and conversion charges	20,499	915	6,376
FDIC insurance	3,408	3,078	3,712
Other noninterest expenses	35,446	28,078	25,308
Total noninterest expense	293,647	231,936	215,835

Income before income tax expense	151,490	124,282	105,246
Income tax expense	30,463	50,734	33,146
Net income	$121,027	$73,548	$72,100

Basic earnings per common share	$2.81	$2.00	$2.10
Diluted earnings per common share	$2.80	$1.98	$2.08
Dividends declared per common share	$0.40	$0.40	$0.30
Weighted average common shares outstanding
Basic	43,142	36,828	34,347
Diluted	43,248	37,144	34,702
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	2018	2017	2016
Net income	$121,027	$73,548	$72,100

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of ($849), ($169) and ($2,355)	(3,196)	(314)	(4,374)
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $19, $13 and $33	(70)	(24)	(61)
Net unrealized gains (losses) on cash flow hedge during the period, net of tax expense (benefit) of $30, $63 and $13	112	116	24
Total other comprehensive income (loss)	(3,154)	(222)	(4,411)

Comprehensive income	$117,873	$73,326	$67,689
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of period	38,734,873	$38,735	36,377,807	$36,378	33,625,162	$33,625
Issuance of common stock	10,124,491	10,124	2,141,072	2,141	2,549,469	2,549
Exercise of stock options	76,286	76	132,319	132	54,510	55
Issuance of restricted shares	89,855	90	84,147	84	155,751	156
Forfeitures of restricted shares	(10,580)	(10)	(472)	—	(7,085)	(7)
Balance at end of period	49,014,925	$49,015	38,734,873	$38,735	36,377,807	$36,378

Capital Surplus
Balance at beginning of period		$508,404		$410,276		$337,349
Issuance of common stock, net of issuance cost of $0, $4,925, $0		537,003		92,359		69,906
Share-based compensation		5,419		3,316		2,261
Exercise of stock options		838		2,537		909
Issuance of restricted shares		(90)		(84)		(156)
Forfeitures of restricted shares		10		—		7
Balance at end of period		$1,051,584		$508,404		$410,276

Retained Earnings
Balance at beginning of period		$273,119		$214,454		$152,820
Cumulative effect of change in accounting for derivatives		28		—		—
Reclassification of stranded income tax effects from accumulated other comprehensive income		392		—		—
Adjusted balance at beginning of period		$273,539		$214,454		$152,820
Net income		121,027		73,548		72,100
Dividends on common shares		(17,431)		(14,883)		(10,466)
Balance at end of period		$377,135		$273,119		$214,454

Accumulated Other Comprehensive Income (Loss), Net of Tax
Unrealized gains (losses) on securities
Balance at beginning of period		$(1,572)		$(1,234)		$3,201
Reclassification of stranded income tax effects to retained earnings		(339)		—		—
Adjusted balance at beginning of period		(1,911)		(1,234)		3,201
Change during period		(3,266)		(338)		(4,435)
Balance at end of period		$(5,177)		$(1,572)		$(1,234)

Unrealized gain (loss) on interest rate swap
Balance at beginning of period		$292		$176		$152
Reclassification of stranded income tax effects to retained earnings		(53)		—		—
Adjusted balance at beginning of period		239		176		152
Change during period		112		116		24
Balance at end of period		$351		$292		$176

Balance at end of period		$(4,826)		$(1,280)		$(1,058)

Treasury Stock
Balance at beginning of period	1,474,861	$(14,499)	1,456,333	$(13,613)	1,413,777	$(12,388)
Purchase of treasury shares	40,123	(2,062)	18,528	(886)	42,556	(1,225)
Balance at end of period	1,514,984	$(16,561)	1,474,861	$(14,499)	1,456,333	$(13,613)

Total Shareholders' Equity		$1,456,347		$804,479		$646,437
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	2018	2017	2016
Operating Activities
Net income	$121,027	$73,548	$72,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,014	9,196	9,519
Net losses (gains) on sale or disposal of premises and equipment	133	1,264	992
Provision for loan losses	16,667	8,364	4,091
Net write-downs and losses on sale of other real estate owned	1,301	500	1,953
Share-based compensation expense	6,241	3,316	2,261
Amortization of intangible assets	9,512	3,932	4,376
Provision for deferred taxes	1,374	12,430	847
Net amortization of investment securities available for sale	4,891	6,384	7,057
Net loss (gain) on securities	37	(37)	(94)
Accretion of discount on purchased loans	(11,918)	(11,308)	(16,637)
Amortization of premium on purchased loan pools	1,825	3,543	5,653
Net amortization (accretion) on other borrowings	96	95	(76)
Amortization of subordinated deferrable interest debentures	1,345	1,322	1,453
Originations of mortgage loans held for sale	(1,768,934)	(1,502,314)	(1,403,954)
Payments received on mortgage loans held for sale	986	1,238	1,390
Proceeds from sales of mortgage loans held for sale	1,542,755	1,370,008	1,340,668
Net gains on mortgage loans held for sale	(37,336)	(46,913)	(52,198)
Originations of SBA loans	(27,820)	(33,104)	(69,512)
Proceeds from sales of SBA loans	33,675	30,696	28,268
Net gains on sales of SBA loans	(2,728)	(4,590)	(3,974)
Increase in cash surrender value of bank owned life insurance	(1,819)	(1,588)	(1,734)
Changes in FDIC loss-share receivable/payable, net of cash payments received	5,156	3,005	11,798
Increase in interest receivable	(10,965)	(3,728)	(1,004)
Increase decrease in interest payable	2,411	1,757	446
Increase (decrease) in taxes payable	4,032	(473)	(8,328)
Change attributable to other operating activities	(10,761)	10,895	(5,128)
Net cash used in operating activities	(108,803)	(62,562)	(69,767)

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	746	—	—
Purchases of securities available for sale	(290,649)	(113,261)	(200,823)
Proceeds from prepayments and maturities of securities available for sale	152,393	115,166	131,390
Proceeds from sale of securities available for sale	68,727	3,090	75,990
Net decrease (increase) in other investments	33,515	11,046	(17,936)
Net increase in loans, excluding purchased loans	(470,156)	(1,016,409)	(1,063,345)
Payments received on purchased loans	330,226	210,470	247,452
Purchases of purchased loan pools	—	—	(152,091)
Payments received on purchased loan pools	71,817	112,330	171,087
Purchases of premises and equipment	(10,009)	(3,760)	(10,977)
Proceeds from sale of premises and equipment	588	16	295
Proceeds from sales of other real estate owned	11,784	14,920	22,483
Payments received from (paid to) FDIC under loss-sharing agreements	(3,791)	(515)	816
Net cash proceeds received from (paid in) acquisitions	51,495	—	(7,206)
Net cash used in investing activities	(53,314)	(666,907)	(802,865)
(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	2018	2017	2016
Financing Activities, net of effects of business combinations
Net increase in deposits	853,051	1,050,682	294,513
Net decrease in securities sold under agreements to repurchase	(10,254)	(22,867)	(10,080)
Proceeds from other borrowings	1,530,000	1,837,692	635,886
Repayment of other borrowings	(1,844,258)	(2,079,554)	(231,020)
Issuance of common stock	—	88,656	—
Proceeds from exercise of stock options	914	2,669	964
Dividends paid - common stock	(16,405)	(14,650)	(8,584)
Purchase of treasury shares	(2,062)	(886)	(1,225)
Net cash provided by financing activities	510,986	861,742	680,454

Net increase (decrease) in cash and cash equivalents	348,869	132,273	(192,178)
Cash and cash equivalents at beginning of period	330,658	198,385	390,563
Cash and cash equivalents at end of period	$679,527	$330,658	$198,385

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$67,523	$32,465	$19,248
Income taxes	$20,026	$38,939	$40,575
Loans (excluding purchased loans) transferred to other real estate owned	$4,124	$4,372	$3,203
Purchased loans transferred to other real estate owned	$6,393	$5,023	$7,229
Loans transferred from loans held for sale to loans held for investment	$10,817	$212,850	$119,352
Loans transferred from loans held for investment to loans held for sale	$8,831	$119,389	$—
Loans provided for the sales of other real estate owned	$931	$1,334	$1,942
Assets acquired in business combinations	$3,064,615	$—	$561,440
Liabilities assumed in business combinations	$2,415,212	$—	$465,048
Issuance of common stock in acquisitions	$547,127	$—	$72,455
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	$—	$5,844	$—
Change in unrealized gain (loss) on securities available for sale, net of tax	$(3,266)	$(338)	$(4,435)
Change in unrealized gain on cash flow hedge, net of tax	$112	$116	$24
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

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of US Premium Finance Holding Company, a Florida corporation ("USPF"), completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. See Note 3 for more information on the USPF acquisition.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and carryover of the seller's related allowance for loan losses is prohibited. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and adjust accretable discount if no prior provisions have been made or have been fully reversed. This increase in accretable discount will have a positive impact on future interest income.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The reserve requirement as of December 31, 2018 and 2017 was $61.2 million and $44.1 million, respectively, and was met by cash on hand which is reported on the Company's consolidated balance sheets in cash and due from banks. The total of the average daily required reserve was approximately $50.4 million and $38.8 million for the years ended December 31, 2018 and 2017, respectively.

Investment Securities

The Company classifies its investment securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other investment securities are classified as available for sale. At December 31, 2018 and 2017, all securities were classified as available for sale.

Trading securities are carried at fair value. Unrealized gains and losses on trading securities are recorded in earnings as a component of other noninterest income. Held to maturity securities are recorded initially at cost and subsequently adjusted for paydowns and amortization of purchase premium or accretion of purchase discount. Available for sale securities are carried at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, on available for sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank stock. Prior to the Company's completion of its acquisition of USPF on January 31, 2018, the minority equity investment in USPF was also included in other investments. These investments do not have readily determinable fair values due to restrictions placed on transferability and therefore are carried at cost. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Also included in other investments are 11,175 Visa Class B restricted shares owned by the Bank with a carrying value of approximately $242,000 as of December 31, 2018.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Bank. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares.  As of December 31, 2018, the conversion ratio was 1.6298.

Loans Held for Sale

Loans held for sale are carried at the estimated fair value, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held for sale and realized gains and losses upon ultimate sale of the mortgage loans held for sale are classified as mortgage banking activity in the consolidated statements of income. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of SBA loans held for sale and realized gains and losses upon ultimate sale of the SBA loans held for sale are classified as gain on sale of SBA loans in the consolidated statements of income.

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

Servicing fee income, which is reported on the income statement as other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $4,492,000, $1,687,000 and $1,708,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged-off in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged-off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, and the guarantor demonstrates willingness and capacity to support the debt, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged-off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to a loan risk rating of 9 (Loss per the regulatory guidance), the uncollectible portion is charged-off.

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

Pursuant to the clawback provisions of the loss-sharing agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-sharing agreement. The amount of the clawback provision for each acquisition is measured and recorded at fair value. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss-sharing agreement, multiplied by the applicable clawback provisions contained in each loss-sharing agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss-sharing agreement, is then discounted back to net present value. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss-sharing agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss-sharing agreements will decrease. The balance of the FDIC clawback payable and the amortization thereof are adjusted periodically to reflect changes in expected losses on covered assets and the impact of such changes on the clawback payable and other factors.

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

Intangible assets include core deposit premiums from various past bank acquisitions as well as intangible assets recorded in connection with the USPF acquisition for insurance agent relationships, the "US Premium Finance" trade name and a non-compete agreement.

Core deposit premiums acquired in various past bank acquisitions are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the acquisition date and is amortized over an estimated useful life of seven to ten years.

The insurance agent relationships, the "US Premium Finance" trade name and non-compete agreement intangible assets acquired in the USPF acquisition are based on the established values as of the acquisition date and are being amortized over estimated useful lives of eight years, seven years and three years, respectively.

Amortization periods for intangible assets are reviewed annually in connection with the annual impairment testing of goodwill.

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

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $6.2 million, $3.3 million, and $2.3 million of share-based compensation cost in 2018, 2017 and 2016, respectively.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2018, 2017 and 2016, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars in thousands, shares in thousands)	2018	2017	2016
Net income available to common shareholders	$121,027	$73,548	$72,100

Weighted average number of common shares outstanding	43,142	36,828	34,347
Effect of dilutive stock options	6	62	108
Effect of dilutive restricted stock awards	100	254	247
Weighted average number of common shares outstanding used to calculate diluted earnings per share	43,248	37,144	34,702

For the years ended December 31, 2018, 2017 and 2016, the Company has not excluded any potential common shares with strike prices that would cause them to be anti-dilutive.

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

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2018 and 2017 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The fair value of this instrument amounted to an asset of $102,000 as of December 31, 2018 and a liability of $381,000 as of December 31, 2017. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness. The interest rate swap matures in September 2020.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity in the Company's consolidated statement of income. The fair value of these instruments amounted to an asset of approximately $2,537,000 and $2,888,000 at December 31, 2018 and 2017, respectively, and a derivative liability of approximately $1,276,000 and $67,000 at December 31, 2018 and 2017, respectively.

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
ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2014-09”). On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively "ASC 606") which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned ("OREO"). The majority of the Company's revenues come from interest income and other sources, including loans, leases, investment securities and derivative financial instruments, that are outside the scope of ASC 606. With the exception of gains/losses on the sale of OREO, the Company's services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligations to the customer. Services within the scope of ASC 606 reported in noninterest income include service charges on deposit accounts, debit card interchange fees, and ATM fees. The net of gains and losses on the sale of OREO are recorded in credit resolution related expenses in the Company's consolidated statement of income and comprehensive income. The adoption of ASC 606 did not change the timing or amount of revenue recognized for in-scope revenue streams. Accordingly, no cumulative effect adjustment was recorded under the modified retrospective transition method. See Note 15 for further discussion on the Company's accounting policies for revenue sources within the scope of ASC 606.

Accounting Standards Pending Adoption

ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires that application development stage implementation costs incurred in a Cloud Computing Arrangement ("CCA") that are service contracts be capitalized and amortized over the term of the hosting arrangement including renewal option terms if the customer entity is reasonably certain to exercise the option. Costs incurred in the preliminary project and post-implementation stages are expensed as incurred. Training costs and certain data conversion costs also cannot be capitalized for a CCA that is a service contract. Amortization expense of capitalized implementation costs will be presented in the same income statement caption as the CCA fees. Similarly, capitalized implementation costs will be presented in the same balance sheet caption as any prepaid CCA fees and cash flows from capitalized implementation costs will be classified in the statement of cash flows in the same manner as payments made for the CCA fees. The requirements of ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated balance sheet, consolidated statement of income and comprehensive income, consolidated statement of shareholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact.

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

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective. While the Company is currently evaluating the impact this ASU will have on the results of operations, financial position and disclosures, the Company expects to recognize a one-time cumulative effect adjustment to equity and the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company has established a steering committee which includes the appropriate members of management to evaluate the impact this ASU will have on Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments. This committee has contracted with the software vendor of choice for implementation, established an implementation time-line, conducts regular meetings to monitor the project's status, and continues to stay current on implementation issues and concerns. During the third quarter of 2018, work began with the software vendor to source and test required data feeds. During the fourth quarter of 2018, work with the software vendor continued with sourcing of required data from the Company's loan systems and testing of data feeds. Additionally, the committee has engaged consulting services from a leading international accounting professional services firm to assist management with the technical accounting, internal control, and project management aspects of the Company's CECL implementation.

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard may be adopted using a modified retrospective transition method with a cumulative effect adjustment to equity as of the beginning of the period in which it is adopted. Alternatively, the standard may be adopted using an optional transition method which the Company intends to use in its adoption of the new lease accounting standard. Under the optional transition method, the initial application of the provisions of ASU 2016-02 are applied as the date of adoption, resulting in no adjustment to amounts reported in prior periods. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company has several leased facilities, which are currently treated as operating leases, and are not currently shown on the Company’s consolidated balance sheet. After ASU 2016-02 is implemented, the Company will begin reporting these lease agreements on the balance sheet as a right-of-use asset and a corresponding liability. During the fourth quarter of 2018, the Company contracted with a software vendor for software to be used in both the implementation and ongoing accounting under the new lease accounting standard. The Company has completed its inventory of operating leases that fall under the new lease accounting guidance and is preparing to load data pertaining to each lease into the software in order to be in compliance with the new lease accounting standard for its first quarter 2019 reporting. Based on the inventory of its operating leases, the Company does not expect the adoption of ASU 2016-02 to have a material impact on the Company's consolidated balance sheet, consolidated statements of income, shareholders’ equity or cash flows. The Company estimates an increase in the range of $30.0 million to $35.0 million to both total assets and total liabilities as a result of adopting ASU 2016-02 in the first quarter of 2019.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

NOTE 2. PENDING ACQUISITION

On December 17, 2018, the Company and Fidelity Southern Corporation, a Georgia corporation ("Fidelity"), entered into an Agreement and Plan of Merger (the "Fidelity Merger Agreement") pursuant to which Fidelity will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Fidelity Bank, a Georgia bank wholly owned by Fidelity, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. Fidelity Bank operates 69 full-service banking locations, 50 of which are located in Georgia and 19 of which are located Florida, providing financial products and services to customers primarily in the metropolitan markets of Atlanta, Georgia, and Jacksonville, Orlando, Tallahassee, and Sarasota-Bradenton, Florida. Under the terms of the Fidelity Merger Agreement, Fidelity's shareholders will receive 0.80 shares of Ameris common stock for each share of Fidelity common stock they hold. Each outstanding Fidelity restricted stock award will fully vest and be converted into the right to receive 0.80 shares of the Ameris common stock for each share of Fidelity common stock underlying such award. Each outstanding Fidelity stock option will fully vest and be converted into an option to purchase shares of Ameris common stock, with the number of underlying shares and per share exercise price of such option adjusted to reflect the exchange ratio of 0.80. The estimated purchase price is $750.7 million in the aggregate based upon the $34.02 per share closing price of the Ameris common stock as of December 14, 2018. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of Ameris and Fidelity shareholders. The transaction is expected to close during the second quarter of 2019. As of December 31, 2018, Fidelity reported assets of $4.73 billion, gross loans of $3.92 billion and deposits of $3.98 billion. The purchase price will be allocated among the net assets of Fidelity acquired as appropriate, with the remaining balance being reported as goodwill.

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

As of December 31, 2018, the Company recorded a preliminary allocation of the purchase price to Hamilton's tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values as of June 29, 2018. The following table presents the assets acquired and liabilities assumed of Hamilton as of June 29, 2018, and their fair value estimates. The Company continues its evaluation of the facts and circumstances available as of June 29, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of December 31, 2018, management continues to evaluate fair value adjustments related to loans, premises, intangibles, interest-bearing deposits, other borrowings, subordinated deferrable interest debentures, other liabilities and deferred tax assets.

The following table presents the assets acquired and liabilities of Hamilton assumed as of June 29, 2018 and their fair value estimates.

(dollars in thousands)	As Recorded by Hamilton	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$14,405	$—		$(478)	(j)	$13,927
Federal funds sold and interest-bearing deposits in banks	102,156	—		—		102,156
Time deposits in other banks	11,558	—		—		11,558
Investment securities	288,206	(2,376)	(a)	—		285,830
Other investments	2,094	—		—		2,094
Loans	1,314,264	(15,528)	(b)	(696)	(k)	1,298,040
Less allowance for loan losses	(11,183)	11,183	(c)	—		—
Loans, net	1,303,081	(4,345)		(696)		1,298,040
Other real estate owned	847	—		—		847
Premises and equipment	27,483	—		(723)	(l)	26,760
Other intangible assets, net	18,755	(2,755)	(d)	7,610	(m)	23,610
Cash value of bank owned life insurance	4,454	—		—		4,454
Deferred income taxes, net	12,445	(6,308)	(e)	343	(n)	6,480
Other assets	13,053	—		(17)	(o)	13,036
Total assets	$1,798,537	$(15,784)		$6,039		$1,788,792
Liabilities
Deposits:
Noninterest-bearing	$381,039	$—		—		$381,039
Interest-bearing	1,201,324	(1,896)	(f)	4,783	(p)	1,204,211
Total deposits	1,582,363	(1,896)		4,783		1,585,250
Other borrowings	10,687	(66)	(g)	286	(q)	10,907
Subordinated deferrable interest debenture	3,093	(658)	(h)	(143)	(r)	2,292
Other liabilities	10,460	2,391	(i)	—		12,851
Total liabilities	1,606,603	(229)		4,926		1,611,300
Net identifiable assets acquired over (under) liabilities assumed	191,934	(15,555)		1,113		177,492
Goodwill	—	220,713		(1,070)		219,643
Net assets acquired over liabilities assumed	$191,934	$205,158		$43		$397,135
Consideration:
Ameris Bancorp common shares issued	6,548,385
Price per share of the Company's common stock	$53.35
Company common stock issued	$349,356
Cash exchanged for shares	$47,779
Fair value of total consideration transferred	$397,135

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

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

(f)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.

(g)	Adjustment reflects the reversal of Hamilton's unamortized accounting adjustments for other borrowings from its past acquisitions.

(h)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debenture at the acquisition date.

(i)	Adjustment reflects the fair value adjustment to the FDIC loss-share clawback liability included in other liabilities.

(j)	Subsequent to acquisition, cash and due from banks were adjusted for Hamilton reconciling items.

(k)	Adjustment reflects additional recording of fair value adjustments to the acquired loan portfolio.

(l)	Adjustment reflects the recording of fair value adjustment to premises and equipment.

(m)	Adjustment reflects additional recording of fair value adjustments to the core deposit intangible on the acquired core deposit accounts.

(n)
Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(o)	Adjustment reflects the fair value adjustment to other assets.

(p)	Adjustment reflects additional recording of fair value adjustments on the acquired deposits.

(q)	Adjustment reflects the fair value adjustment to other borrowings.

(r)	Adjustment reflects additional recording of fair value adjustments to the subordinated deferrable interest debenture.

Goodwill of $219.6 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Hamilton acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $1.30 billion of loans at fair value, net of $16.2 million, or 1.23%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $18.3 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$21,223
Non-accretable difference	(2,090)
Cash flows expected to be collected	19,133
Accretable yield	(794)
Total purchased credit-impaired loans acquired	$18,339

The following table presents the acquired loan data for the Hamilton acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$18,339	$21,223	$2,090
Acquired receivables not subject to ASC 310-30	$1,279,701	$1,441,534	$—

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

As of December 31, 2018, the Company recorded a preliminary allocation of the purchase price to Atlantic's tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values as of May 25, 2018. The following table presents the assets acquired and liabilities assumed of Atlantic as of May 25, 2018, and their fair value estimates. The Company continues its evaluation of the facts and circumstances available as of May 25, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of December 31, 2018, management continues to evaluate fair value adjustments related to loans, intangibles, interest-bearing deposits, other liabilities and deferred tax assets.

The following table presents the assets acquired and liabilities of Atlantic assumed as of May 25, 2018 and their fair value estimates.

(dollars in thousands)	As Recorded by Atlantic	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$3,990	$—		$—		$3,990
Federal funds sold and interest-bearing deposits in banks	22,149	—		—		22,149
Investment securities	35,186	(60)	(a)	—		35,126
Other investments	9,576	—		—		9,576
Loans held for sale	358	—		—		358
Loans	777,605	(19,423)	(b)	(2,478)	(k)	755,704
Less allowance for loan losses	(8,573)	8,573	(c)	—		—
Loans, net	769,032	(10,850)		(2,478)		755,704
Other real estate owned	1,837	(796)	(d)	—		1,041
Premises and equipment	12,591	(1,695)	(e)	—		10,896
Other intangible assets, net	—	5,937	(f)	1,551	(l)	7,488
Cash value of bank owned life insurance	18,182	—		—		18,182
Deferred income taxes, net	5,782	709	(g)	342	(m)	6,833
Other assets	3,604	(634)	(h)	—		2,970
Total assets	$882,287	$(7,389)		$(585)		$874,313
Liabilities
Deposits:
Noninterest-bearing	$69,761	$—		—		$69,761
Interest-bearing	514,935	(554)	(i)	1,025	(n)	515,406
Total deposits	584,696	(554)		1,025		585,167
Other borrowings	204,475	—		—		204,475
Other liabilities	8,367	(13)	(j)	—		8,354
Total liabilities	797,538	(567)		1,025		797,996
Net identifiable assets acquired over (under) liabilities assumed	84,749	(6,822)		(1,610)		76,317
Goodwill	—	91,360		1,610		92,970
Net assets acquired over liabilities assumed	$84,749	$84,538		$—		$169,287
Consideration:
Ameris Bancorp common shares issued	2,631,520
Price per share of the Company's common stock	$56.15
Company common stock issued	$147,760
Cash exchanged for shares	$21,527
Fair value of total consideration transferred	$169,287
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

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

Goodwill of $93.0 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Atlantic acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

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

As of September 30, 2018, the Company finalized its allocation of the purchase price to USPF's assets acquired and liabilities assumed based on estimated fair values as of January 31, 2018. The assets acquired include only identifiable intangible assets related to insurance agent relationships that lead to referral of insurance premium finance loans to USPF, the "US Premium Finance" trade name and a non-compete agreement with a former USPF shareholder.

The following table presents the assets acquired and liabilities assumed of USPF as of January 31, 2018, and their fair value estimates.

(dollars in thousands)	As Recorded by USPF	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Intangible asset - insurance agent relationships	$—	$20,000	(a)	$2,351	(e)	$22,351
Intangible asset - US Premium Finance trade name	—	1,136	(b)	(42)	(f)	1,094
Intangible asset - non-compete agreement	—	178	(c)	(16)	(g)	162
Total assets	$—	$21,314		$2,293		$23,607
Liabilities
Deferred tax liability	$—	$5,492	(d)	424	(h)	$5,916
Total liabilities	—	5,492		424		5,916
Net identifiable assets acquired over liabilities assumed	—	15,822		1,869		17,691
Goodwill	—	67,159		(1,869)		65,290
Net assets acquired over liabilities assumed	$—	$82,981		$—		$82,981
Consideration:
Ameris Bancorp common shares issued	1,073,158
Price per share of the Company's common stock (weighted average)	$52.047
Company common stock issued	$55,855
Cash exchanged for shares	$21,421
Present value of contingent earn-out consideration expected to be paid	$5,705
Fair value of total consideration transferred	$82,981
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the recording of the fair value of the insurance agent relationships intangible.

(b)	Adjustment reflect the recording of the fair value of the trade name intangible.

(c)	Adjustment reflects the recording of the fair value of the non-compete agreement intangible.

(d)	Adjustment reflects the deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.

(e)	Adjustment reflects additional fair value adjustment for the insurance agent relationships intangible.

(f)	Adjustment reflects additional fair value adjustment for the trade name intangible.

(g)	Adjustment reflects additional fair value adjustment for the non-compete agreement intangible.

(h)
Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $65.3 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the USPF acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

During the second quarter of 2018, the Company recorded $2.0 million in other noninterest income in the consolidated statements of income to reflect a decrease in the estimated contingent consideration liability. During the fourth quarter of 2018, the Company recorded $2.5 million in other noninterest income in the consolidated statements of income to reflect a further decrease in the estimated contingent consideration liability. These decreases in the estimated contingent consideration liability were based on projected results of the premium finance division for the entire measurement period from January 1, 2018 through June 30, 2019.

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

Pro Forma Financial Information

The results of operations of Hamilton, Atlantic, USPF and JAXB subsequent to the respective acquisition dates are included in the Company’s consolidated statements of income.

The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the Hamilton, Atlantic and USPF acquisitions had occurred on January 1, 2017, unadjusted for potential cost savings.

	Year Ended December 31,
(dollars in thousands, except per share data)	2018	2017
Net interest income and noninterest income	$514,885	$477,500
Net income	$134,486	$97,686
Net income available to common shareholders	$134,486	$97,686
Income per common share available to common shareholders – basic	$2.83	$2.08
Income per common share available to common shareholders – diluted	$2.83	$2.07
Average number of shares outstanding, basic	47,460	46,959
Average number of shares outstanding, diluted	47,566	47,275

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
State, county and municipal securities	$149,670	$1,367	$(304)	$150,733
Corporate debt securities	67,123	718	(527)	67,314
Mortgage-backed securities	982,183	4,172	(11,979)	974,376
Total debt securities	$1,198,976	$6,257	$(12,810)	$1,192,423

December 31, 2017
State, county and municipal securities	$135,968	$1,989	$(163)	$137,794
Corporate debt securities	46,659	721	(237)	47,143
Mortgage-backed securities	630,666	1,762	(6,492)	625,936
Total debt securities	$813,293	$4,472	$(6,892)	$810,873

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2018
State, county and municipal securities	$23,784	$(52)	$33,873	$(252)	$57,657	$(304)
Corporate debt securities	17,291	(111)	17,952	(416)	35,243	(527)
Mortgage-backed securities	119,745	(580)	435,749	(11,399)	555,494	(11,979)
Total debt securities	$160,820	$(743)	$487,574	$(12,067)	$648,394	$(12,810)

December 31, 2017
State, county and municipal securities	$33,976	$(115)	$4,725	$(48)	$38,701	$(163)
Corporate debt securities	3,465	(35)	18,853	(202)	22,318	(237)
Mortgage-backed securities	262,353	(2,401)	190,368	(4,091)	$452,721	(6,492)
Total debt securities	$299,794	$(2,551)	$213,946	$(4,341)	$513,740	$(6,892)

As of December 31, 2018, the Company’s security portfolio consisted of 531 securities, 293 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s mortgage-backed securities as discussed below.

At December 31, 2018, the Company held 239 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

At December 31, 2018, the Company held 41 state, county and municipal securities and 13 corporate securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

During 2018 and 2017, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2018 or 2017.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2018, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2018, these investments are not considered impaired on an other-than-temporary basis.

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2018, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Securities not due at a single maturity date are shown separately. Therefore, these securities are not included in the maturity categories in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,900	$16,907
Due from one year to five years	86,338	86,234
Due from five to ten years	84,383	85,595
Due after ten years	29,172	29,311
Mortgage-backed securities	982,183	974,376
	$1,198,976	$1,192,423

Securities with a carrying value of approximately $510.0 million and $403.3 million at December 31, 2018 and 2017, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Gross gains on sales of securities	$390	$38	$312
Gross losses on sales of securities	(301)	(1)	(218)
Net realized gains on sales of securities available for sale	$89	$37	$94

Total gain (loss) on securities reported on the consolidated statements of income is comprised of the following:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Net realized gains on sales of securities available for sale	$89	$37	$94
Unrealized holding losses on equity securities	(126)	—	—
Total gain (loss) on securities	$(37)	$37	$94

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. During 2015 and 2016, the Bank purchased residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of December 31, 2018 and 2017, the net carrying value of these consumer installment home improvement loans was approximately $399.9 million and $273.7 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began a division to originate, administer and service these types of loans. As of December 31, 2018 and 2017, the net carrying value of commercial insurance premium finance loans was approximately $413.5 million and $482.5 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category. The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

	December 31,
(dollars in thousands)	2018	2017
Commercial, financial and agricultural	$1,316,359	$1,362,508
Real estate – construction and development	671,198	624,595
Real estate – commercial and farmland	1,814,529	1,535,439
Real estate – residential	1,403,000	1,009,461
Consumer installment	455,371	324,511
	$5,660,457	$4,856,514

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the FDIC. Purchased loans totaling $2.59 billion and $861.6 million at December 31, 2018 and 2017, respectively, are not included in the above schedule.

The carrying value of purchased loans are shown below according to major loan type as of the end of the years shown.

(dollars in thousands)	2018	2017
Commercial, financial and agricultural	$372,686	$74,378
Real estate – construction and development	227,900	65,513
Real estate – commercial and farmland	1,337,859	468,246
Real estate – residential	623,199	250,539
Consumer installment	27,188	2,919
	$2,588,832	$861,595

A rollforward of purchased loans for the years ended December 31, 2018 and 2017 is shown below.

(dollars in thousands)	2018	2017
Balance, January 1	$861,595	$1,069,191
Charge-offs	(1,803)	(3,411)
Additions due to acquisitions	2,053,744	—
Accretion	11,918	11,308
Transfers to purchased other real estate owned	(6,396)	(5,023)
Payments received	(330,226)	(210,470)
Ending balance	$2,588,832	$861,595

The following is a summary of changes in the accretable discounts of purchased loans during years ended December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Balance, January 1	$20,192	$30,624
Additions due to acquisitions	30,037	—
Accretion	(11,918)	(11,308)
Accretable discounts removed due to charge-offs	(42)	(17)
Transfers between non-accretable and accretable discounts, net	2,227	893
Ending balance	$40,496	$20,192

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2018, purchased loan pools totaled $262.6 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million with principal balances totaling $324.4 million and $3.8 million of purchase premium paid at acquisition.

As of December 31, 2018, all loans in purchased loan pools were performing current loans risk-rated 3 (Good Credit). As of December 31, 2018, purchased pool loans had no loans on nonaccrual status and had no loans classified as troubled debt restructurings.

As of December 31, 2017, purchased loan pools included principal balance of $904,000 risk-rated (Substandard), while all other loans included in purchased loan pools were performing current loans risk-rated 3 (Good Credit). As of December 31, 2017, purchased pool loans had no loans on nonaccrual status and had one loan classified as an accruing troubled debt restructuring with a principal balance of $904,000.

At December 31, 2018 and 2017, the Company had allocated $732,000 and $1.1 million, respectively, of allowance for loan losses for the purchased loan pools.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans.

(dollars in thousands)	2018	2017
Commercial, financial and agricultural	$1,412	$1,306
Real estate – construction and development	892	554
Real estate – commercial and farmland	4,654	2,665
Real estate – residential	10,465	9,194
Consumer installment	529	483
	$17,952	$14,202

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis.

(dollars in thousands)	2018	2017
Commercial, financial and agricultural	$1,199	$813
Real estate – construction and development	6,119	3,139
Real estate – commercial and farmland	5,534	5,685
Real estate – residential	10,769	5,743
Consumer installment	486	48
	$24,107	$15,428

The following table presents an analysis of past due loans, excluding purchased loans as of December 31, 2018 and 2017.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2018
Commercial, financial and agricultural	$6,479	$5,295	$4,763	$16,537	$1,299,822	$1,316,359	$3,808
Real estate – construction and development	1,218	481	725	2,424	668,774	671,198	—
Real estate – commercial and farmland	1,625	530	3,645	5,800	1,808,729	1,814,529	—
Real estate – residential	11,423	4,631	8,923	24,977	1,378,023	1,403,000	—
Consumer installment	2,344	1,167	735	4,246	451,125	455,371	414
Total	$23,089	$12,104	$18,791	$53,984	$5,606,473	$5,660,457	$4,222

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2017
Commercial, financial and agricultural	$8,124	$3,285	$6,978	$18,387	$1,344,121	$1,362,508	$5,991
Real estate – construction and development	810	23	288	1,121	623,474	624,595	—
Real estate – commercial and farmland	869	787	1,940	3,596	1,531,843	1,535,439	—
Real estate – residential	8,772	2,941	7,041	18,754	990,707	1,009,461	—
Consumer installment	1,556	472	329	2,357	322,154	324,511	—
Total	$20,131	$7,508	$16,576	$44,215	$4,812,299	$4,856,514	$5,991

The following table presents an analysis of purchased past due loans as of December 31, 2018 and 2017.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2018
Commercial, financial and agricultural	$421	$416	$1,015	$1,852	$370,834	$372,686	$—
Real estate – construction and development	627	370	5,273	6,270	221,630	227,900	—
Real estate – commercial and farmland	1,935	736	1,698	4,369	1,333,490	1,337,859	—
Real estate – residential	12,531	2,407	7,005	21,943	601,256	623,199	—
Consumer installment	679	237	249	1,165	26,023	27,188	—
Total	$16,193	$4,166	$15,240	$35,599	$2,553,233	$2,588,832	$—

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2017
Commercial, financial and agricultural	$—	$33	$760	$793	$73,585	$74,378	$—
Real estate – construction and development	87	31	2,517	2,635	62,878	65,513	—
Real estate – commercial and farmland	1,190	701	2,724	4,615	463,631	468,246	—
Real estate – residential	2,722	1,585	2,320	6,627	243,912	250,539	—
Consumer installment	57	4	43	104	2,815	2,919	—
Total	$4,056	$2,354	$8,364	$14,774	$846,821	$861,595	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Nonaccrual loans	$17,952	$14,202	$18,114
Troubled debt restructurings not included above	9,323	13,599	14,209
Total impaired loans	$27,275	$27,801	$32,323

Interest income recognized on impaired loans	$827	$1,867	$1,033
Foregone interest income on impaired loans	$853	$950	$977

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of December 31, 2018 and 2017.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2018
Commercial, financial and agricultural	$1,902	$1,155	$513	$1,668	$4	$1,637
Real estate – construction and development	1,378	613	424	1,037	3	984
Real estate – commercial and farmland	8,950	867	6,649	7,516	1,591	7,879
Real estate – residential	16,885	5,144	11,365	16,509	867	15,029
Consumer installment	561	545	—	545	—	534
Total	$29,676	$8,324	$18,951	$27,275	$2,465	$26,063

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2017
Commercial, financial and agricultural	$1,453	$734	$613	$1,347	$145	$2,173
Real estate – construction and development	1,467	471	500	971	48	1,122
Real estate – commercial and farmland	10,646	729	8,873	9,602	1,047	11,053
Real estate – residential	17,416	4,828	10,565	15,393	1,005	14,930
Consumer installment	523	488	—	488	—	541
Total	$31,505	$7,250	$20,551	$27,801	$2,245	$29,819

The following is a summary of information pertaining to purchased impaired loans:

	As of and For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Nonaccrual loans	$24,107	$15,428	$22,966
Troubled debt restructurings not included above	18,740	20,472	23,543
Total impaired loans	$42,847	$35,900	$46,509

Interest income recognized on impaired loans	$2,203	$1,625	$2,755
Foregone interest income on impaired loans	$1,483	$1,239	$1,637

The following table presents an analysis of information pertaining to purchased impaired loans as of December 31, 2018 and 2017.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2018
Commercial, financial and agricultural	$5,717	$473	$757	$1,230	$—	$836
Real estate – construction and development	13,714	623	6,511	7,134	476	5,712
Real estate – commercial and farmland	14,766	1,115	10,581	11,696	684	12,349
Real estate – residential	24,839	8,185	14,116	22,301	773	21,433
Consumer installment	526	486	—	486	—	229
Total	$59,562	$10,882	$31,965	$42,847	$1,933	$40,559

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2017
Commercial, financial and agricultural	$4,170	$70	$744	$814	$400	$827
Real estate – construction and development	9,060	282	3,875	4,157	1,114	3,877
Real estate – commercial and farmland	14,596	1,224	11,173	12,397	906	15,329
Real estate – residential	20,867	6,574	11,910	18,484	821	20,743
Consumer installment	57	48	—	48	—	41
Total	$48,750	$8,198	$27,702	$35,900	$3,241	$40,817

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of December 31, 2018 and 2017 (in thousands).

As of December 31, 2018

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
1 - Prime credit	$530,864	$40	$500	$16	$10,744	$542,164
2 - Strong credit	452,250	681	37,079	33,043	48	523,101
3 - Good credit	174,811	74,657	888,433	1,246,383	23,844	2,408,128
4 - Satisfactory credit	137,038	582,456	814,068	94,143	419,983	2,047,688
5 - Fair credit	13,714	6,264	30,364	8,634	78	59,054
6 - Other assets especially mentioned	5,130	4,091	20,959	4,881	57	35,118
7 - Substandard	2,552	3,009	23,126	15,900	617	45,204
8 - Doubtful	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—
Total	$1,316,359	$671,198	$1,814,529	$1,403,000	$455,371	$5,660,457

As of December 31, 2017

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
1 - Prime credit	$539,899	$—	$5,790	$47	$9,243	$554,979
2 - Strong credit	568,557	1,005	68,507	49,742	670	688,481
3 - Good credit	125,740	59,318	966,391	843,178	39,352	2,033,979
4 - Satisfactory credit	117,358	552,918	454,506	88,537	274,462	1,487,781
5 - Fair credit	330	4,474	6,408	5,781	3	16,996
6 - Other assets especially mentioned	5,236	4,207	15,108	5,339	185	30,075
7 - Substandard	5,381	2,673	18,729	16,837	596	44,216
8 - Doubtful	7	—	—	—	—	7
9 - Loss	—	—	—	—	—	—
Total	$1,362,508	$624,595	$1,535,439	$1,009,461	$324,511	$4,856,514

The following table presents the purchased loan portfolio by risk grade as of December 31, 2018 and 2017 (in thousands).

As of December 31, 2018

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
1 - Prime credit	$90,205	$—	$—	$—	$570	$90,775
2 - Strong credit	2,648	—	7,407	74,398	164	84,617
3 - Good credit	20,489	18,022	230,089	385,279	2,410	656,289
4 - Satisfactory credit	215,096	195,079	1,034,943	118,082	23,177	1,586,377
5 - Fair credit	14,445	2,728	29,468	16,937	35	63,613
6 - Other assets especially mentioned	11,601	1,459	10,063	7,231	94	30,448
7 - Substandard	18,202	10,612	25,889	21,272	738	76,713
8 - Doubtful	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—
Total	$372,686	$227,900	$1,337,859	$623,199	$27,188	$2,588,832

As of December 31, 2017

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
1 - Prime credit	$3,358	$—	$—	$—	$606	$3,964
2 - Strong credit	4,541	—	5,047	91,270	240	101,098
3 - Good credit	8,517	13,014	186,187	50,988	1,166	259,872
4 - Satisfactory credit	43,085	39,877	230,570	70,837	711	385,080
5 - Fair credit	—	2,306	6,081	11,349	—	19,736
6 - Other assets especially mentioned	13,718	4,076	13,637	5,637	53	37,121
7 - Substandard	1,159	6,240	26,724	20,458	143	54,724
8 - Doubtful	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—
Total	$74,378	$65,513	$468,246	$250,539	$2,919	$861,595

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2018 and 2017 totaling $111.7 million and $103.0 million, respectively, under such parameters.

As of December 31, 2018 and 2017, the Company had a balance of $11.0 million and $15.6 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $890,000 and $2.8 million in previous charge-offs on such loans at December 31, 2018 and 2017, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $820,000 and $1.4 million at December 31, 2018 and 2017, respectively. At December 31, 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2018 and 2017, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $2.3 million and $4.2 million, respectively, and these modifications did not have a material impact on the Company's allowance for loan losses. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the year ending December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$348	2	$7
Real estate – construction and development	1	3	—	—
Real estate – commercial and farmland	2	440	7	3,516
Real estate – residential	13	1,430	12	656
Consumer installment	6	35	11	33
Total	33	$2,256	32	$4,212

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $1.3 million and $1.6 million at December 31, 2017 and 2016 defaulted during the year ended December 31, 2018 and 2017, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	8	$107	2	$47
Real estate – construction and development	1	—	2	261
Real estate – commercial and farmland	1	246	4	419
Real estate – residential	16	911	12	838
Consumer installment	7	34	7	22
Total	33	$1,298	27	$1,587

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and non-accrual at December 31, 2018 and 2017.

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$41	12	$120
Real estate – construction and development	6	417	2	34
Real estate – commercial and farmland	17	6,937	5	204
Real estate – residential	74	6,199	18	1,508
Consumer installment	4	5	33	98
Total	105	$13,599	70	$1,964

As of December 31, 2018 and 2017, the Company had a balance of $22.2 million and $24.9 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $940,000 and $1.2 million, respectively, in previous charge-offs on such loans at December 31, 2018 and 2017. At December 31, 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2018 and 2017, the Company modified purchased loans as troubled debt restructurings, with principal balances of $2.5 million and $3.6 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan losses. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$63	1	$5
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	1	71	4	1,311
Real estate – residential	27	2,351	18	2,319
Consumer installment	2	14	—	—
Total	34	$2,499	23	$3,635

Troubled debt restructurings included in purchased loans with an outstanding balance of $2.5 million and $742,000 defaulted during the years ended December 31, 2018 and 2017, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$5
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	1	71	2	282
Real estate – residential	25	2,400	9	452
Consumer installment	—	—	1	3
Total	26	$2,471	13	$742

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and non-accrual at December 31, 2018 and 2017.

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

As of December 31, 2017	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$16
Real estate – construction and development	3	1,018	6	340
Real estate – commercial and farmland	14	6,713	10	2,582
Real estate – residential	117	12,741	25	1,462
Consumer installment	—	—	2	5
Total	134	$20,472	46	$4,405
As of December 31, 2018, there were no loans in purchased loan pools that had been modified as troubled debt restructurings. As of December 31, 2017, the Company had one loan in purchased loan pools that had been modified as a troubled debt restructuring. As of December 31, 2017, this modified loan had a balance of $904,000 and was on accrual status.

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors and their affiliates. Company policy prohibits loans to executive officers. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2018	2017
Balance, January 1	$2,145	$3,167
Advances	257	654
Repayments	(944)	(1,676)
Transactions due to changes in related parties	—	—
Ending balance	$1,458	$2,145

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate - Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2018
Balance, January 1, 2018	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791
Provision for loan losses	10,690	277	1,636	1,002	5,569	(2,164)	(343)	16,667
Loans charged off	(13,803)	(292)	(338)	(771)	(4,189)	(1,738)	—	(21,131)
Recoveries of loans previously charged off	3,769	120	176	346	499	2,582	—	7,492
Balance, December 31, 2018	$4,287	$3,734	$8,975	$5,363	$3,795	$1,933	$732	$28,819

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$570	$3	$1,591	$867	$—	$1,933	$—	$4,964
Loans collectively evaluated for impairment	3,717	3,731	7,384	4,496	3,795	—	732	23,855
Ending balance	$4,287	$3,734	$8,975	$5,363	$3,795	$1,933	$732	$28,819

Loans:
Individually evaluated for impairment(1)	$3,211	$424	$6,649	$11,364	$—	$32,244	$—	$53,892
Collectively evaluated for impairment	1,313,148	670,774	1,807,880	1,391,636	455,371	2,468,996	262,625	8,370,430
Acquired with deteriorated credit quality	—	—	—	—	—	87,592	—	87,592
Ending balance	$1,316,359	$671,198	$1,814,529	$1,403,000	$455,371	$2,588,832	$262,625	$8,511,914

(1)
At December 31, 2018, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate - Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2017
Balance, January 1, 2017	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920
Provision for loan losses	3,019	488	508	(86)	2,591	2,606	(762)	8,364
Loans charged off	(2,850)	(95)	(853)	(2,151)	(1,618)	(2,900)	—	(10,467)
Recoveries of loans previously charged off	1,270	246	184	237	116	1,921	—	3,974
Balance, December 31, 2017	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$465	$48	$1,047	$1,028	$—	$3,253	$177	$6,018
Loans collectively evaluated for impairment	3,166	3,581	6,454	3,758	1,916	—	898	19,773
Ending balance	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791

Loans:
Individually evaluated for impairment(1)	$2,971	$500	$8,873	$10,818	$—	$28,165	$904	$52,231
Collectively evaluated for impairment	1,359,537	624,095	1,526,566	998,643	324,511	718,447	327,342	5,879,141
Acquired with deteriorated credit quality	—	—	—	—	—	114,983	—	114,983
Ending balance	$1,362,508	$624,595	$1,535,439	$1,009,461	$324,511	$861,595	$328,246	$6,046,355

(1)
At December 31, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate - Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2016
Balance, January 1, 2016	$1,144	$5,009	$7,994	$4,760	$1,574	$—	$581	$21,062
Provision for loan losses	2,647	(1,921)	107	2,757	(523)	(232)	1,256	4,091
Loans charged off	(1,999)	(588)	(708)	(1,122)	(351)	(1,559)	—	(6,327)
Recoveries of loans previously charged off	400	490	269	391	127	3,417	—	5,094
Balance, December 31, 2016	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$120	$266	$1,502	$2,893	$—	$1,626	$—	$6,407
Loans collectively evaluated for impairment	2,072	2,724	6,160	3,893	827	—	1,837	17,513
Ending balance	$2,192	$2,990	$7,662	$6,786	$827	$1,626	$1,837	$23,920

Loans:
Individually evaluated for impairment(1)	$501	$659	$12,423	$12,697	$—	$34,141	$—	$60,421
Collectively evaluated for impairment	966,637	362,386	1,393,796	768,321	109,401	886,516	568,314	5,055,371
Acquired with deteriorated credit quality	—	—	—	—	—	148,534	—	148,534
Ending balance	$967,138	$363,045	$1,406,219	$781,018	$109,401	$1,069,191	$568,314	$5,264,326

(1)
At December 31, 2016, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 6. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during years ended December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Balance, January 1	$8,464	$10,874
Loans transferred to other real estate owned	4,124	4,372
Net gains (losses) on sale and write-downs recorded in statement of income	(611)	(862)
Sales proceeds	(4,697)	(5,920)
Other	(62)	—
Ending balance	$7,218	$8,464

The following is a summary of the activity in purchased other real estate owned during years ended December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Balance, January 1	$9,011	$12,540
Loans transferred to other real estate owned	6,396	5,023
Acquired in acquisitions	1,888	—
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	17	86
Net gains (losses) on sale and write-downs recorded in statement of income	(690)	362
Sales proceeds	(7,087)	(9,000)
Ending balance	$9,535	$9,011

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2018	2017
Land	$49,518	$39,299
Buildings and leasehold improvements	110,623	95,771
Furniture and equipment	53,425	48,809
Construction in progress	3,312	757
	216,878	184,636
Accumulated depreciation	(71,468)	(66,898)
	$145,410	$117,738

Depreciation expense was approximately $10.0 million, $9.2 million, and $9.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

Leases

The Company has entered into various operating leases for certain branch locations, loan production offices, and corporate support services. Generally, these leases have initial lease terms of ten years or less with up to two renewal options.

Rental expense amounted to approximately $7.9 million, $4.9 million, and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease commitments under the Company’s operating leases, excluding any renewal options, are summarized as follows (in thousands):

2019	$6,386
2020	5,181
2021	4,523
2022	4,000
2023	2,983
Thereafter	8,312
$31,385

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2018 and 2017 is summarized below for both the total Company and by the Company's reportable segments.

	December 31,
(dollars in thousands)	2018	2017
Consolidated
Carrying amount of goodwill at beginning of year	$125,532	$125,532
Additions related to acquisitions in current year	377,902	—
Carrying amount of goodwill at end of year	$503,434	$125,532

Banking Division
Carrying amount of goodwill at beginning of year	$125,532	$125,532
Additions related to acquisitions in current year	312,612	—
Carrying amount of goodwill at end of year	$438,144	$125,532

Premium Finance Division
Carrying amount of goodwill at beginning of year	$—	$—
Additions related to acquisitions in current year	$65,290	$—
Carrying amount of goodwill at end of year	$65,290	$—

During 2018, the Company recorded goodwill totaling $377.9 million comprised of $219.6 million, $93.0 million and $65.3 million related to the acquisitions of Hamilton, Atlantic and USPF, respectively.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.

At December 31, 2018, the Banking Division had positive equity and the Company's qualitative assessment indicated that it was more likely than not that the Banking Division's fair value exceeded it carrying value, resulting in no goodwill impairment.

At December 31, 2018, the Premium Finance Division had positive equity but the Company’s qualitative assessment did not indicate that it was more likely than not that the reporting unit’s fair value exceeded its carrying value. Therefore, the Company proceeded to the two step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the goodwill and intangible assets, and estimating fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, Step 2 determines the impairment. Step 1 was completed for the Premium Finance Division by updating the original cash flow model used to value the division with current customer information, margin assumptions, and future growth. The resulting fair value of the Premium Finance Division exceeded its carrying value, indicating no goodwill impairment and eliminating the need to do Step 2.

The carrying value of intangible assets as of December 31, 2018 and 2017 was $58.7 million and $13.5 million, respectively. Intangible assets are comprised core deposit intangibles, an insurance agent relationships intangible, a "US Premium Finance" trade name intangible, and a non-compete agreement intangible. During 2018, the Company recorded core deposit intangible assets of $23.6 million and $7.5 million associated with the Hamilton acquisition and the Atlantic acquisition, respectively. The amortization period used for core deposit intangibles ranges from seven to ten years. Also during 2018, in connection with the USPF acquisition, the Company recorded an insurance agent relationships intangible asset of $22.4 million, a "US Premium Finance" trade name intangible asset of $1.1 million and a non-compete agreement intangible asset of $162,000. The amortization periods used for the insurance agent relationships, the "US Premium Finance" trade name, and the non-compete agreement intangible assets are eight years, seven years and three years, respectively.

Following is a summary of information related to acquired intangible assets:

	As of December 31, 2018		As of December 31, 2017
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premiums	$57,348	$19,512	$26,250	$12,754
Insurance agent relationships	22,351	2,561	—	—
US Premium Finance trade name	1,094	143	—	—
Non-compete agreement	162	50	—	—
	$80,955	$22,266	$26,250	$12,754

The Premium Finance Division loans decreased $72.2 million from $482.5 million at December 31, 2017 to $410.4 million at December 31, 2018, indicating the insurance agent relationships intangible asset could be impaired. A detail analysis of acquired insurance agent relationships was performed to update retention assumptions. These new assumptions were used to calculate expected future cash flows from the acquired insurance agent relationships. The updated undiscounted cash flows exceeded the carrying value of the insurance agent relationships intangible asset, indicating no impairment.
The aggregate amortization expense for intangible assets was approximately $9.5 million, $3.9 million, and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2019	$12,022
2020	10,491
2021	8,520
2022	6,887
2023	6,067
Thereafter	14,702
$58,689

NOTE 9. DEPOSITS

The scheduled maturities of time deposits at December 31, 2018 are as follows:

(dollars in thousands)
2019	$1,894,332
2020	334,574
2021	60,185
2022	55,960
2023	21,692
Thereafter	1,089
$2,367,832

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2018 and 2017 was $423.6 million and $235.8 million, respectively.

As of December 31, 2018, the Company had brokered deposits of $846.7 million. As of December 31, 2017, the Company had brokered deposits of $228.6 million.

Deposits from principal officers, directors, and their affiliates at December 31, 2018 and 2017 were $8.0 million and $6.2 million, respectively.

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At December 31, 2018 and 2017, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of securities sold under repurchase agreements for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Average daily balance during the year	$15,692	$28,694	$44,324
Average interest rate during the year	0.15%	0.20%	0.22%
Maximum month-end balance during the year	$23,270	$49,836	$56,203
Weighted average interest rate at year-end	0.14%	0.18%	0.19%

The following is a summary of the Company’s securities sold under agreements to repurchase at December 31, 2018 and 2017:

(dollars in thousands)	December 31, 2018	December 31, 2017
Securities sold under agreements to repurchase	$20,384	$30,638

At December 31, 2018, the investment securities underlying these agreements were comprised of mortgage-backed securities. At December 31, 2017, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 11. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2018	2017
Federal Home Loan Bank ("FHLB") borrowings:
Daily Rate Credit with a variable interest rate (1.59% at December 31, 2017)	$—	$25,000
Convertible Flipper Advance due May 22, 2019; current interest rate of 4.68%	1,514	—
Principal Reducing Advance due June 20, 2019; fixed interest rate of 1.274%	500	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,434	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	993	—
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,858	—
Fixed Rate Advance due January 8, 2018; fixed interest rate of 1.39%	—	150,000
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,074 and $1,205, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,926	73,795
Other debt:
Advance from correspondent bank due October 5, 2019; fixed interest rate of 4.25%	20	49
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,529	1,710
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (6.24% at December 31, 2018)	70,000	—
	$151,774	$250,554

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2018, $1.93 billion was available for borrowing on lines with the FHLB.

At December 31, 2018, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $100.0 million. This line of credit is secured by subsidiary bank stock, expires on September 26, 2020, and bears a variable interest rate of 90-day LIBOR plus 3.50%. At December 31, 2018, there was $30.0 million available for borrowing under the revolving credit arrangement.

As of December 31, 2018, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $117.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At December 31, 2018, the Bank had $1.64 billion of loans pledged at the Federal Reserve discount window and had $1.14 billion available for borrowing.

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

NOTE 12. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a statutory trust subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (5.60% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (4.42% at December 31, 2018). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011. The Company’s investment in the common stock of the trust was $1,114,000 and is included in other assets.

During 2013, the Company acquired Prosperity Banking Capital Trust I, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.57% (4.97% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in July 2009.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,567,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust II, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $4,500,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (5.97% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2008.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $4,500,000. The aggregate principal amount of debentures outstanding was $4,640,000, and is being carried at $3,513,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $140,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust III, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (4.39% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $5,989,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust IV, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.54% (4.33% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2012.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,372,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust I, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (5.59% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in October 2008.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $4,013,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust II, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (4.39% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $6,421,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust I, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.90% (4.69% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $2,068,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust II, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (4.29% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,910,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Atlantic BancGroup, Inc. Statutory Trust I, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (4.29% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in September 2015.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,844,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Statutory Trust I, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $4,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.63% (5.42% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2009.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $4,000,000. The aggregate principal amount of debentures outstanding was $4,124,000, and is being carried at $3,191,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $124,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Statutory Trust II, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.73% (4.52% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2011. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $2,042,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Bancorp, Inc. Statutory Trust III, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $7,550,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.75% (6.54% at December 31, 2018). The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2013.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $7,550,000. The aggregate principal amount of debentures outstanding was $7,784,000, and is being carried at $6,673,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $234,000 and is included in other assets.

During 2018, the Company acquired Cherokee Statutory Trust I, a statutory trust subsidiary of Hamilton, whose sole purpose was to issue principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (4.29% at December 31, 2018) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2010.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2018 was $3,093,000. The aggregate principal amount of debentures outstanding was $3,000,000, and is being carried at $2,315,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

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

NOTE 13. SHAREHOLDERS' EQUITY

Common Stock Repurchase Program

On October 25, 2018, the Company announced that its Board of Directors has authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur over the next twelve months, will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of December 31, 2018, no shares of the Company's common stock had been repurchased under the program.

Hamilton Acquisition

On June 29, 2018, the Company issued 6,548,385 shares of its common stock to the shareholders of Hamilton. Such shares had a value of $53.35 per share at the time of issuance, resulting in an increase in shareholders’ equity of $349.4 million.

For additional information regarding the Hamilton acquisition, see Note 3.

Atlantic Acquisition

On May 25, 2018, the Company issued 2,631,520 shares of its common stock to the shareholders of Atlantic. Such shares had a value of $56.15 per share at the time of issuance, resulting in an increase in shareholders’ equity of $147.8 million.

For additional information regarding the Atlantic acquisition, see Note 3.

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

In March 2017, the Company made a capital contribution to the Bank in the amount of $110.0 million, using the net proceeds of the March 6, 2017 issuance of common stock as well as a portion of the net proceeds of the March 13, 2017 issuance of the Company’s 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 discussed in Note 11.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statements of income. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of December 31, 2018, 2017 and 2016.

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(70)	(70)
Current year changes, net of tax	112	(3,196)	(3,084)
Balance, December 31, 2018	$351	$(5,177)	$(4,826)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$176	$(1,234)	$(1,058)
Reclassification for gains included in net income, net of tax	—	(24)	(24)
Current year changes, net of tax	116	(314)	(198)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$152	$3,201	$3,353
Reclassification for gains included in net income, net of tax	—	(61)	(61)
Current year changes, net of tax	24	(4,374)	(4,350)
Balance, December 31, 2016	$176	$(1,234)	$(1,058)

NOTE 15. – REVENUE FROM CONTRACTS WITH CUSTOMERS

With the exception of gains/losses on the sale of OREO discussed below, revenue from contracts with customers ("ASC 606 Revenue") is recorded in the service charges on deposit accounts category and the other service charges, commissions and fees category in the Company's consolidated statement of income as part of noninterest income. Substantially all ASC 606 Revenue is recorded in the Banking Division. The following provides information on these noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$18,945	$16,086	$15,588
Overdraft fees	18,267	17,736	19,447
Other service charges on deposit accounts	8,916	8,232	7,710
Total ASC 606 revenue included in service charges on deposits accounts	46,128	42,054	42,745
Total service charges on deposit accounts	$46,128	$42,054	$42,745

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$2,721	$2,575	$3,004
Total ASC 606 revenue included in other service charges, commission and fees	2,721	2,575	3,004
Other	282	297	571
Total other service charges, commission and fees	$3,003	$2,872	$3,575

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

Gains/Losses on the Sale of OREO - The net gains and losses on sales of OREO are recorded in credit resolution related expenses in the Company's consolidated statement of income. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company does not provide financing for the sale of OREO unless these criteria are met and the OREO can be derecognized. The following provides information on net gains (losses) recognized on the sale of OREO for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Net gains (losses) recognized on sale of OREO	$(459)	$850	$(227)

NOTE 16. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Current – federal	$27,714	$33,074	$28,749
Current - state	1,375	5,230	3,550
Deferred - federal	496	3,874	2,460
Deferred - state	878	(5,069)	(1,613)
Remeasurement of deferred tax assets and deferred tax liabilities at reduced federal corporate tax rate	—	13,625	—
	$30,463	$50,734	$33,146

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016
Federal income statutory rate	21%	35%	35%

Tax at federal income tax rate	$31,813	$43,499	$36,836
Change resulting from:
State income tax, net of federal benefit	1,965	(680)	695
Tax-exempt interest	(3,095)	(4,390)	(3,916)
Increase in cash value of bank owned life insurance	(382)	(556)	(607)
Excess tax benefit from stock compensation	(602)	(939)	—
Nondeductible merger expenses	1,002	—	—
Other	(238)	175	138
Remeasurement of deferred tax assets and deferred tax liabilities at reduced federal corporate tax rate	—	13,625	—
Provision for income taxes	$30,463	$50,734	$33,146

The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2018	2017
Deferred tax assets
Allowance for loan losses	$7,222	$6,704
Deferred compensation	3,467	1,494
Deferred gain on interest rate swap	56	114
Unrealized loss on interest rate swap	—	80
Nonaccrual interest	107	5
Purchase accounting adjustments	13,144	5,631
Goodwill and intangible assets	—	4,909
Other real estate owned	2,980	3,203
Net operating loss tax carryforward	19,277	17,853
AMT credit carryforward	1,339	813
Unrealized loss on securities available for sale	2,792	508
FDIC-assisted transaction adjustments	2,501	—
Capitalized costs, accrued expenses and other	2,851	1,144
	55,736	42,458

Deferred tax liabilities
Premises and equipment	4,597	4,064
Mortgage servicing rights	3,716	1,885
Subordinated debentures	5,259	5,147
FDIC-assisted transaction adjustments	—	3,042
Goodwill and intangible assets	7,017	—
Unrealized gain on interest rate swap	21	—
	20,610	14,138

Net deferred tax asset	$35,126	$28,320

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $75.92 million which expire at various dates from 2027 to 2035. At December 31, 2018, the Company had state net operating loss carryforwards of approximately $70.20 million which expire at various dates from 2027 to 2035.  The federal net operating loss carryforwards are subject to limitations pursuant to Section 382 of the Internal Revenue Code and are expected to be recovered over the next 17 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 17 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company did not record any interest and penalties related to income taxes for the years ended December 31, 2018, 2017 and 2016, and the Company did not have any amount accrued for interest and penalties at December 31, 2018, 2017 and 2016.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by taxing authorities for years before 2015.

NOTE 17. EMPLOYEE BENEFIT PLANS

The Company has established a retirement plan for eligible employees. The Ameris Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The Plan also provides for non-elective and discretionary contributions. All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements. An employee is eligible to participate in the Plan after 30 days of employment and having attained an age of 18 years.

The aggregate expense under the Plan charged to operations during 2018, 2017 and 2016 amounted to $2,945,000, $2,213,000 and $2,053,000, respectively.

NOTE 18. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $104.1 million and $79.6 million at December 31, 2018 and 2017, respectively. Accrued deferred compensation of $769,000 and $874,000 at December 31, 2018 and 2017, respectively, is included in other liabilities. Accrued supplemental executive retirement plan liabilities of $5,474,000 and $4,962,000 at December 31, 2018 and 2017, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $739,000, $1,416,000 and $1,127,000 per year for 2018, 2017 and 2016, respectively, which is included in salaries and employee benefits.

NOTE 19. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,985,000 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2018, there were 804,855 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2018, 2017 or 2016. As of December 31, 2018, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance-based options.

As of December 31, 2018, the Company has 161,746 outstanding restricted shares granted under the plans as compensation to certain employees. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is one to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2018, 2017 and 2016, compensation expense related to these grants was approximately $6,241,000, $3,316,000, and $2,261,000, respectively. The total income tax benefit related to these grants was approximately $818,000, $698,000 and $721,000 in 2018, 2017 and 2016, respectively. Approximately $822,000 of the compensation expense recorded for the year ending December 31, 2018 for restricted stock awards was related to performance-based restricted stock that was not yet granted as of December 31, 2018, and was therefore recorded in other liabilities rather than in shareholders' equity on the Company's consolidated balance sheet as of December 31, 2018.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2018, 2017 and 2016. The total income tax benefit related to stock options was approximately $24,000, $248,000 and $177,000 in 2018, 2017 and 2016, respectively.

The fair value of each share-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the activity of non-performance-based and performance-based options as of December 31, 2018 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	47,294	$14.76			37,013	$7.36
Granted	—	—			—	—
Exercised	(47,294)	14.76		$653	(29,014)	7.47		$217
Forfeited	—	—			(288)	7.47		$2
Under option, end of year	—	$—	—	$—	7,711	$6.94	0.11	$308
Exercisable at end of year	—	$—	—	$—	7,711	$6.94	0.11	$308

A summary of the activity of non-performance-based and performance-based options as of December 31, 2017 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	58,603	$14.76			142,910	$15.06
Granted	—	—			—	—
Exercised	(11,309)	14.76		$167	(102,309)	17.62		$1,803
Forfeited	—	—			(3,588)	21.35
Under option, end of year	47,294	$14.76	0.14	$1,519	37,013	$7.36	1.07	$1,463
Exercisable at end of year	47,294	$14.76	0.14	$1,519	37,013	$7.36	1.07	$1,463

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2018, and 2017 is presented below.

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	277,815	$33.24	279,727	$26.10
Granted	89,855	53.37	84,147	46.93
Vested	(195,344)	33.21	(85,587)	23.30
Forfeited	(10,580)	49.52	(472)	47.60
Nonvested shares at end of year	161,746	43.40	277,815	33.24

The balance of unearned compensation related to restricted stock grants as of December 31, 2018, 2017 and 2016 was approximately $3,342,000, $4,489,000, and $3,878,000, respectively. At December 31, 2018, the cost is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 20. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedge

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on certain junior subordinated debentures. The interest rate swap contract has a notional amount of $37.1 million and is hedging the variable rate on certain junior subordinated debentures described in Note 12 of the consolidated financial statements. The Company receives a variable rate of the 90-day LIBOR rate plus 1.63% and pays a fixed rate of 4.11%. The swap matures in September 2020.

This contract is classified as a cash flow hedge of an exposure to changes in the cash flow of a recognized liability. At December 31, 2018 and 2017, the fair value of the remaining instrument totaled an asset of $102,000 and a liability of $381,000, respectively. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2018, the hedge is deemed to be highly effective. Interest expense recorded on this swap transaction totaled $122,000, $484,000, and $678,000 during 2018, 2017, and 2016 and is reported as a component of interest expense on other borrowings. At December 31, 2018, the Company expected $83,000 of the unrealized gain to be reclassified as a decrease of interest expense during the next 12 months.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2018, the Company had approximately $81.8 million of IRLCs and $163.2 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $2.6 million and a derivative liability of $1.3 million. At December 31, 2017, the Company had approximately $86.1 million of IRLCs and $158.3 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $2.9 million and a derivative liability of $67,000. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sales of mortgage loans.

The net gains (losses) relating to free-standing mortgage banking derivative instruments used for risk management are summarized below as of December 31, 2018, 2017 and 2016.

(dollars in thousands)	Location	December 31, 2018	December 31, 2017	December 31, 2016
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	$(1,276)	$(12)	$1,285
Interest rate lock commitments	Mortgage banking activity	$2,537	$2,833	$3,029

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheets as of December 31, 2018 and 2017.

	2018		2017
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Forward contracts related to mortgage loans held for sale	$—	$—	$31,500	$55
Interest rate lock commitments	81,833	2,537	86,149	2,833
Total included in other assets	$81,833	$2,537	$117,649	$2,888
Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$163,189	$1,276	$126,750	$67
Total included in other liabilities	$163,189	$1,276	$126,750	$67

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

The Company's loans held for sale are carried at fair value and are comprised of the following:

	December 31,
(dollars in thousands)	2018	2017
Mortgage loans held for sale	$107,428	$190,445
SBA loans held for sale	3,870	6,997
Total loans held for sale	$111,298	$197,442

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $4.1 million, $4.6 million and $2.2 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2018, 2017 and 2016, respectively. A net gain of $1.8 million, a net loss of $3.0 million and a net loss of $4.2 million resulting from changes in the fair value and the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2018 and 2017.

	December 31,
(dollars in thousands)	2018	2017
Aggregate fair value of mortgage loans held for sale	$107,428	$190,445
Aggregate unpaid principal balance	$103,319	$185,814
Past due loans of 90 days or more	$—	$—
Nonaccrual loans	$—	$—

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2018 and 2017 , the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2018 and 2017.

	Recurring Basis Fair Value Measurements December 31, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
State, county and municipal securities	$150,733	$—	$150,733	$—
Corporate debt securities	67,314	—	65,814	1,500
Mortgage-backed securities	974,376	—	974,376	—
Loans held for sale	111,298	—	111,298	—
Derivative financial instruments	102	—	102	—
Mortgage banking derivative instruments	2,537	—	2,537	—
Total recurring assets at fair value	$1,306,360	$—	$1,304,860	$1,500

Mortgage banking derivative instruments	1,276	—	1,276	—
Total recurring liabilities at fair value	$1,276	$—	$1,276	$—

	Recurring Basis Fair Value Measurements December 31, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
State, county and municipal securities	$137,794	$—	$137,794	$—
Corporate debt securities	47,143	—	45,643	1,500
Mortgage-backed securities	625,936	—	625,936	—
Loans held for sale	197,442	—	197,442	—
Mortgage banking derivative instruments	2,888	—	2,888	—
Total recurring assets at fair value	$1,011,203	$—	$1,009,703	$1,500

Derivative financial instruments	$381	$—	$381	$—
Mortgage banking derivative instruments	67	—	67	—
Total recurring liabilities at fair value	$448	$—	$448	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2018 and 2017.

	Nonrecurring Basis Fair Value Measurements December 31, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$28,653	$—	$—	$28,653
Other real estate owned	408	—	—	408
Purchased other real estate owned	9,535	—	—	9,535
Total nonrecurring assets at fair value	$38,596	$—	$—	$38,596

	Nonrecurring Basis Fair Value Measurements December 31, 2017
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$27,684	$—	$—	$27,684
Other real estate owned	323	—	—	323
Purchased other real estate owned	9,011	—	—	9,011
Total nonrecurring assets at fair value	$37,018	$—	$—	$37,018

The inputs used to determine estimated fair value of impaired loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2018 and 2017, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2018
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,653	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	3% - 53%	30%
Other real estate owned	$408	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 69%	31%
Purchased other real estate owned	$9,535	Third party appraisals	Collateral discounts and estimated costs to sell	6% - 74%	39%

As of December 31, 2017
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$27,684	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	24%
Other real estate owned	$323	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 15%	15%
Purchased other real estate owned	$9,011	Third party appraisals	Collateral discounts and estimated costs to sell	10% to 74%	26%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows. The methods used to estimate the fair value of financial instruments at December 31, 2017 approximated an entry price. In accordance with the adoption of ASU 2016-01, the methods utilized to estimate the fair value of financial instruments at December 31, 2018 represent an approximation of exit price; however, an actual price derived in an active market may differ.

		Fair Value Measurements December 31, 2018
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$172,036	$172,036	$—	$—	$172,036
Federal funds sold and interest-bearing accounts	507,491	507,491	—	—	507,491
Time deposits in other banks	10,812	—	10,812	—	10,812
Loans, net	8,454,442	—	—	8,365,293	8,365,293
Accrued interest receivable	36,970	—	5,456	31,514	36,970
Financial liabilities:
Deposits	9,649,313	—	9,645,617	—	9,645,617
Securities sold under agreements to repurchase	20,384	20,384	—	—	20,384
Other borrowings	151,774	—	152,873	—	152,873
Subordinated deferrable interest debentures	89,187	—	90,180	—	90,180
FDIC loss-share payable	19,487	—	—	19,576	19,576
Accrued interest payable	5,669	—	5,669	—	5,669

		Fair Value Measurements December 31, 2017
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$139,313	$139,313	$—	$—	$139,313
Federal funds sold and interest-bearing accounts	191,345	191,345	—	—	191,345
Loans, net	5,992,880	—	—	5,960,963	5,960,963
Accrued interest receivable	26,005	26,005	—	—	26,005
Financial liabilities:
Deposits	6,625,845	—	6,627,773	—	6,627,773
Securities sold under agreements to repurchase	30,638	30,638	—	—	30,638
Other borrowings	250,554	—	271,759	—	251,759
Subordinated deferrable interest debentures	85,550	—	74,243	—	74,243
FDIC loss-share payable	8,803	—	—	9,548	9,548
Accrued interest payable	3,258	3,258	—	—	3,258

NOTE 22. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$1,671,419	$1,109,806
Unused home equity lines of credit	112,310	69,788
Financial standby letters of credit	24,596	11,389
Mortgage interest rate lock commitments	81,833	86,149
Mortgage forward contracts with positive fair value	—	31,500
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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2018 and 2017.

Other Commitments

As of December 31, 2018, a $75.0 million letter of credit issued by the Federal Home Loan Bank was used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

Included in other liabilities in the Company's consolidated balance sheet is $18.1 million as of December 31, 2017 which represents an accrued liability for an additional 25.01% investment in USPF. This accrued liability was settled on January 3, 2018 by payment of $12.5 million in cash and the Company's issuance of 114,285 shares of its common stock.

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

NOTE 23. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2018, $67.2 million of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. The capital conservation buffer for 2017 was 1.250%. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of December 31, 2018 and 2017, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2018 and 2017, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$984,620	9.166%	$429,690	4.000%		—N/A—
Ameris Bank	$1,127,926	10.506%	$429,428	4.000%	$536,785	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$895,433	10.070%	$566,859	6.375%		—N/A—
Ameris Bank	$1,127,926	12.716%	$565,486	6.375%	$576,573	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$984,620	11.073%	$700,237	7.875%		—N/A—
Ameris Bank	$1,127,926	12.716%	$698,541	7.875%	$709,629	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$1,087,364	12.229%	$878,075	9.875%		—N/A—
Ameris Bank	$1,156,745	13.041%	$875,948	9.875%	$887,036	10.00%

As of December 31, 2017
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$741,159	9.713%	$305,231	4.000%		—N/A—
Ameris Bank	$805,238	10.564%	$304,904	4.000%	$381,131	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$658,529	10.291%	$367,940	5.750%		—N/A—
Ameris Bank	$805,238	12.644%	$366,186	5.750%	$413,949	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$741,159	11.582%	$463,925	7.250%		—N/A—
Ameris Bank	$805,238	12.644%	$461,712	7.250%	$509,476	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$840,745	13.139%	$591,904	9.250%		—N/A—
Ameris Bank	$831,029	13.049%	$589,081	9.250%	$636,845	10.00%

The December 31, 2018 The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” include a capital conservation buffer of 1.875% for December 31, 2018 and 1.250% for December 31, 2017.

NOTE 24. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$323,757	$37,146	$14,522	$7,672	$30,229	$413,326
Interest expense	38,199	13,686	5,434	2,617	9,998	69,934
Net interest income	285,558	23,460	9,088	5,055	20,231	343,392
Provision for loan losses	4,486	584	—	1,137	10,460	16,667
Noninterest income	58,694	48,260	2,021	4,858	4,579	118,412
Noninterest expense
Salaries and employee benefits	100,716	39,469	547	2,870	5,691	149,293
Occupancy and equipment expenses	26,112	2,440	2	234	343	29,131
Data processing and communications expenses	27,026	1,425	122	19	1,793	30,385
Other expenses	71,788	6,998	238	1,137	4,677	84,838
Total noninterest expense	225,642	50,332	909	4,260	12,504	293,647
Income before income tax expense	114,124	20,804	10,200	4,516	1,846	151,490
Income tax expense	23,607	4,335	2,142	948	(569)	30,463
Net income	$90,517	$16,469	$8,058	$3,568	$2,415	$121,027

Total assets	$9,290,437	$1,153,615	$360,839	$139,671	$498,953	$11,443,515
Goodwill	$438,144	$—	$—	$—	$65,290	$503,434
Other intangible assets, net	$37,836	$—	$—	$—	$20,853	$58,689

	Year Ended December 31, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$231,111	$21,318	$7,701	$5,293	$28,924	$294,347
Interest expense	20,392	5,731	1,824	1,549	4,726	34,222
Net interest income	210,719	15,587	5,877	3,744	24,198	260,125
Provision for loan losses	6,787	771	186	(111)	731	8,364
Noninterest income	51,416	44,913	1,739	6,277	112	104,457
Noninterest expense
Salaries and employee benefits	78,857	32,996	530	3,126	4,507	120,016
Occupancy and equipment expenses	21,436	2,217	4	215	197	24,069
Data processing and communications expenses	25,177	1,611	98	21	962	27,869
Other expenses	46,192	4,260	163	738	8,629	59,982
Total noninterest expense	171,662	41,084	795	4,100	14,295	231,936
Income before income tax expense	83,686	18,645	6,635	6,032	9,284	124,282
Income tax expense	36,518	6,526	2,322	2,111	3,257	50,734
Net income	$47,168	$12,119	$4,313	$3,921	$6,027	$73,548

Total assets	$6,431,151	$598,355	$238,561	$101,737	$486,399	$7,856,203
Goodwill	$125,532	$—	$—	$—	$—	$125,532
Other intangible assets, net	$13,496	$—	$—	$—	$—	$13,496

	Year Ended December 31, 2016
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$213,246	$14,110	$6,686	$3,959	$1,064	$239,065
Interest expense	14,762	3,469	724	739	—	19,694
Net interest income	198,484	10,641	5,962	3,220	1,064	219,371
Provision for loan losses	1,973	573	590	847	108	4,091
Noninterest income	53,168	45,162	1,790	5,681	—	105,801
Noninterest expense
Salaries and employee benefits	72,824	30,689	619	2,705	—	106,837
Occupancy and equipment expenses	22,209	1,928	4	254	2	24,397
Data processing and communications expenses	23,140	1,300	103	4	44	24,591
Other expenses	54,438	4,485	106	712	269	60,010
Total noninterest expense	172,611	38,402	832	3,675	315	215,835
Income before income tax expense	77,068	16,828	6,330	4,379	641	105,246
Income tax expense	23,283	5,891	2,215	1,533	224	33,146
Net income	$53,785	$10,937	$4,115	$2,846	$417	$72,100

Total assets	$5,879,859	$358,497	$189,670	$90,908	$373,097	$6,892,031
Goodwill	$125,532	$—	$—	$—	$—	$125,532
Other intangible assets, net	$17,428	$—	$—	$—	$—	$17,428

NOTE 25. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2018 and 2017
(dollars in thousands)

	2018	2017
Assets
Cash and due from banks	$6,977	$4,409
Investment in subsidiaries	1,684,810	953,815
Other assets	9,169	31,221
Total assets	$1,700,956	$989,445

Liabilities
Other liabilities	$11,496	$25,621
Other borrowings	143,926	73,795
Subordinated deferrable interest debentures	89,187	85,550
Total liabilities	244,609	184,966
Shareholders' equity	1,456,347	804,479
Total liabilities and shareholders' equity	$1,700,956	$989,445

Condensed Statements of Income
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	2018	2017	2016
Income
Dividends from subsidiaries	$46,000	$—	$34,631
Other income	4,726	132	208
Total income	50,726	132	34,839

Expense
Interest expense	12,670	9,065	6,280
Other expense	8,578	4,612	2,825
Total expense	21,248	13,677	9,105

Income (loss) before taxes and equity in undistributed income of subsidiaries	29,478	(13,545)	25,734
Income tax benefit	5,051	10,622	2,972
Income (loss) before equity in undistributed income of subsidiaries	34,529	(2,923)	28,706
Equity in undistributed income of subsidiaries	86,498	76,471	43,394
Net income	$121,027	$73,548	$72,100

Condensed Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(dollars in thousands)

	2018	2017	2016
OPERATING ACTIVITIES
Net income	$121,027	$73,548	$72,100
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,241	3,316	2,261
Undistributed earnings of subsidiaries	(86,498)	(76,471)	(43,394)
Increase (decrease) in interest payable	313	1,142	(63)
Decrease (increase) in tax receivable	1,436	5,176	(3,224)
Provision for deferred taxes	195	(4,620)	508
Other operating activities	(2,051)	1,230	(528)
Total adjustments	(80,364)	(70,227)	(44,440)
Net cash provided by operating activities	40,663	3,321	27,660

INVESTING ACTIVITIES
Investment in subsidiary	—	(110,000)	—
Net cash proceeds received from (paid for) acquisitions	(90,542)	—	(23,205)
Net cash used in investing activities	(90,542)	(110,000)	(23,205)

FINANCING ACTIVITIES
Issuance of common stock	—	88,656	—
Purchase of treasury shares	(2,062)	(886)	(1,225)
Dividends paid common stock	(16,405)	(14,650)	(8,584)
Proceeds from other borrowings	70,000	73,692	14,000
Repayment of other borrowings	—	(38,850)	(15,000)
Proceeds from exercise of stock options	914	2,669	964
Net cash provided by (used in) financing activities	52,447	110,631	(9,845)

Net change in cash and cash equivalents	2,568	3,952	(5,390)
Cash and cash equivalents at beginning of year	4,409	457	5,847
Cash and cash equivalents at end of year	$6,977	$4,409	$457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$12,357	$7,923	$6,343
Cash paid (received) during the year for income taxes	$(7,500)	$(11,000)	$—

NOTE 26. QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain consolidated quarterly financial information of the Company. During the second quarter of 2018, Company recorded approximately $15.1 million of after-tax merger and conversion charges and approximately $4.5 million of after-tax executive retirement benefits. During the fourth quarter of 2017, the Company recorded approximately $13.6 million of additional income tax expense attributable to the remeasurement of deferred tax assets and deferred tax liabilities at a reduced federal corporate tax rate. During the third quarter of 2017, the Company recorded approximately $3.1 million of after-tax compliance resolution expense.

	Quarters Ended December 31, 2018
(dollars in thousands, except per share data)	4	3	2	1
Selected Income Statement Data
Interest income	$122,749	$121,119	$89,946	$79,512
Interest expense	23,195	22,081	13,947	10,711
Net interest income	99,554	99,038	75,999	68,801
Provision for loan losses	3,661	2,095	9,110	1,801
Net interest income after provision for loan losses	95,893	96,943	66,889	67,000
Noninterest income	30,470	30,171	31,307	26,464
Noninterest expense	74,813	72,077	67,995	58,263
Merger and conversion charges	997	276	18,391	835
Income before income taxes	50,553	54,761	11,810	34,366
Income tax	7,017	13,317	2,423	7,706
Net income	$43,536	$41,444	$9,387	$26,660

Per Share Data
Net income – basic	$0.92	$0.87	$0.24	$0.70
Net income – diluted	0.91	0.87	0.24	0.70
Common dividends - cash	0.10	0.10	0.10	0.10

	Quarters Ended December 31, 2017
(dollars in thousands, except per share data)	4	3	2	1
Selected Income Statement Data
Interest income	$79,564	$76,322	$71,411	$67,050
Interest expense	10,041	9,467	8,254	6,460
Net interest income	69,523	66,855	63,157	60,590
Provision for loan losses	2,536	1,787	2,205	1,836
Net interest income after provision for loan losses	66,987	65,068	60,952	58,754
Noninterest income	23,563	26,999	28,189	25,706
Noninterest expense	58,916	63,675	55,739	52,691
Merger and conversion charges	421	92	—	402
Income before income taxes	31,213	28,300	33,402	31,367
Income tax	22,063	8,142	10,315	10,214
Net income	$9,150	$20,158	$23,087	$21,153

Per Share Data
Net income – basic	$0.25	$0.54	$0.62	$0.59
Net income – diluted	0.24	0.54	0.62	0.59
Common dividends - cash	0.10	0.10	0.10	0.10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERIS BANCORP

Date: March 1, 2019	By:	/s/ Dennis J. Zember Jr.
Dennis J. Zember Jr.,
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 1, 2019.

/s/ Dennis J. Zember Jr
Dennis J. Zember Jr., President, and Chief Executive Officer
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