Form 10-Q
period 2019-03-31
Ameris Bancorp
filed 2019-05-10
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13901

AMERIS BANCORP

(Exact name of registrant as specified in its charter)

GEORGIA	58-1456434
(State of incorporation)	(IRS Employer ID No.)

310 FIRST STREET, S.E., MOULTRIE, GA 31768
(Address of principal executive offices)

(229) 890-1111
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share	ABCB	Nasdaq Global Select Market

 There were 47,585,309 shares of Common Stock outstanding as of May 1, 2019.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$144,801	$172,036
Federal funds sold and interest-bearing deposits in banks	712,199	507,491
Cash and cash equivalents	857,000	679,527

Time deposits in other banks	7,371	10,812
Investment securities available for sale, at fair value	1,234,435	1,192,423
Other investments	15,157	14,455
Loans held for sale, at fair value	112,070	111,298

Loans	5,756,358	5,660,457
Purchased loans	2,472,271	2,588,832
Purchased loan pools	253,710	262,625
Loans, net of unearned income	8,482,339	8,511,914
Allowance for loan losses	(28,659)	(28,819)
Loans, net	8,453,680	8,483,095

Other real estate owned, net	6,014	7,218
Purchased other real estate owned, net	10,857	9,535
Total other real estate owned, net	16,871	16,753

Premises and equipment, net	141,698	145,410
Goodwill	501,308	503,434
Other intangible assets, net	55,557	58,689
Cash value of bank owned life insurance	104,597	104,096
Deferred income taxes, net	33,295	35,126
Other assets	123,236	88,397
Total assets	$11,656,275	$11,443,515

Liabilities
Deposits:
Noninterest-bearing	$2,753,173	$2,520,016
Interest-bearing	7,047,702	7,129,297
Total deposits	9,800,875	9,649,313
Securities sold under agreements to repurchase	4,259	20,384
Other borrowings	151,454	151,774
Subordinated deferrable interest debentures	89,529	89,187
FDIC loss-share payable, net	18,834	19,487
Other liabilities	95,740	57,023
Total liabilities	10,160,691	9,987,168

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018)	—	—
Common stock, par value $1 (100,000,000 shares authorized; 49,126,427 and 49,014,925 shares issued at March 31, 2019 and December 31, 2018, respectively)	49,126	49,015
Capital surplus	1,053,190	1,051,584
Retained earnings	412,005	377,135
Accumulated other comprehensive loss, net of tax	(1,178)	(4,826)
Treasury stock, at cost (1,541,118 shares and 1,514,984 shares at March 31, 2019 and December 31, 2018, respectively)	(17,559)	(16,561)
Total shareholders’ equity	1,495,584	1,456,347
Total liabilities and shareholders’ equity	$11,656,275	$11,443,515

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income
Interest and fees on loans	$112,401	$73,267
Interest on taxable securities	9,043	5,207
Interest on nontaxable securities	156	322
Interest on deposits in other banks and federal funds sold	3,329	716
Total interest income	124,929	79,512

Interest expense
Interest on deposits	21,684	6,772
Interest on other borrowings	3,850	3,939
Total interest expense	25,534	10,711

Net interest income	99,395	68,801
Provision for loan losses	3,408	1,801
Net interest income after provision for loan losses	95,987	67,000

Noninterest income
Service charges on deposit accounts	11,646	10,228
Mortgage banking activity	13,828	11,900
Other service charges, commissions and fees	768	719
Gain on securities	66	37
Other noninterest income	4,463	3,580
Total noninterest income	30,771	26,464

Noninterest expense
Salaries and employee benefits	38,370	32,089
Occupancy and equipment expense	8,204	6,198
Data processing and communications costs	8,391	7,135
Credit resolution-related expenses	911	549
Advertising and marketing expense	1,741	1,229
Amortization of intangible assets	3,132	934
Merger and conversion charges	2,057	835
Other noninterest expenses	12,619	10,129
Total noninterest expense	75,425	59,098

Income before income tax expense	51,333	34,366
Income tax expense	11,428	7,706
Net income	39,905	26,660

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $1,028 and ($2,500)	3,867	(9,403)
Reclassification adjustment for gains on investment securities included in earnings, net of tax of ($12) and ($8)	(46)	(29)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of ($46) and $75	(173)	281
Other comprehensive income (loss)	3,648	(9,151)
Total comprehensive income	$43,553	$17,509

Basic earnings per common share	$0.84	$0.70
Diluted earnings per common share	$0.84	$0.70
Dividends declared per common share	$0.10	$0.10
Weighted average common shares outstanding (in thousands)
Basic	47,366	37,967
Diluted	47,456	38,250

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2019

	Common Stock				Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347
Issuance of restricted shares	103,794	103	812	—	—	—	—	915
Proceeds from exercise of stock options	7,708	8	46	—	—	—	—	54
Share-based compensation	—	—	748	—	—	—	—	748
Purchase of treasury shares	—	—	—	—	—	26,134	(998)	(998)
Net income	—	—	—	39,905	—	—	—	39,905
Dividends on common shares	—	—	—	(4,759)	—	—	—	(4,759)
Cumulative effect of change in accounting for leases	—	—	—	(276)	—	—	—	(276)
Other comprehensive income (loss) during the period	—	—	—	—	3,648	—	—	3,648
Balance at end of period	49,126,427	$49,126	$1,053,190	$412,005	$(1,178)	1,541,118	$(17,559)	$1,495,584

	Three Months Ended March 31, 2018

	Common Stock				Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	38,734,873	$38,735	$508,404	$273,119	$(1,280)	1,474,861	$(14,499)	$804,479
Issuance of common stock for acquisition	944,586	944	49,067	—	—	—	—	50,011
Issuance of restricted shares	77,755	78	(78)	—	—	—	—	—
Proceeds from exercise of stock options	62,704	63	750	—	—	—	—	813
Share-based compensation	—	—	897	—	—	—	—	897
Purchase of treasury shares	—	—	—	—	—	17,976	(960)	(960)
Net income	—	—	—	26,660	—	—	—	26,660
Dividends on common shares	—	—	—	(3,833)	—	—	—	(3,833)
Reclassification of stranded income tax effects from accumulated other comprehensive income	—	—	—	392	(392)	—	—	—
Cumulative effect of change in accounting for derivatives	—	—	—	28	—	—	—	28
Other comprehensive income (loss) during the period	—	—	—	—	(9,151)	—	—	(9,151)
Balance at end of period	39,819,918	$39,820	$559,040	$296,366	$(10,823)	1,492,837	$(15,459)	$868,944

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$39,905	$26,660
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	2,623	2,274
Net losses on sale or disposal of premises and equipment including write-downs	348	583
Net write-downs on other assets	571	—
Provision for loan losses	3,408	1,801
Net losses on sale of other real estate owned including write-downs	9	33
Share-based compensation expense	1,152	1,441
Amortization of intangible assets	3,132	934
Amortization of operating lease right-of-use assets	1,547	—
Provision for deferred taxes	2,963	2,432
Net amortization of investment securities available for sale	819	1,595
Net gain on securities	(66)	(37)
Accretion of discount on purchased loans	(2,980)	(1,571)
Amortization of premium on purchased loan pools	348	511
Accretion on other borrowings	18	33
Accretion on subordinated deferrable interest debentures	342	331
Originations of mortgage loans held for sale	(296,197)	(358,038)
Payments received on mortgage loans held for sale	194	367
Proceeds from sales of mortgage loans held for sale	305,473	377,748
Net gains on sale of mortgage loans held for sale	(11,484)	(6,759)
Originations of SBA loans	(9,515)	(7,168)
Proceeds from sales of SBA loans	11,870	10,497
Net gains on sale of SBA loans	(1,113)	(918)
Increase in cash surrender value of bank owned life insurance	(501)	(366)
Changes in FDIC loss-share payable, net of cash payments	1,141	785
Change attributable to other operating activities	5,670	(4,671)
Net cash provided by (used in) operating activities	59,677	48,497

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	3,441	—
Purchases of securities available for sale	(146,874)	(121,865)
Proceeds from prepayments and maturities of securities available for sale	43,942	33,970
Proceeds from sales of securities available for sale	64,995	36,685
Net increase in other investments	(694)	(13,809)
Net increase in loans, excluding purchased loans	(101,360)	(134,063)
Payments received on purchased loans	116,834	43,971
Payments received on purchased loan pools	8,567	16,158
Purchases of premises and equipment	(1,550)	(1,133)
Proceeds from sales of premises and equipment	275	427
Proceeds from sales of other real estate owned	2,610	3,106
Payments paid to FDIC under loss-share agreements	(1,794)	(333)
Net cash and cash equivalents paid in acquisitions	—	(21,421)
Net cash used in investing activities	(11,608)	(158,307)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$151,562	$(179,680)
Net decrease in securities sold under agreements to repurchase	(16,125)	(7,368)
Proceeds from other borrowings	—	455,000
Repayment of other borrowings	(338)	(150,052)
Proceeds from exercise of stock options	54	813
Dividends paid - common stock	(4,751)	(3,726)
Purchase of treasury shares	(998)	(960)
Net cash provided by financing activities	129,404	114,027

Net increase in cash and cash equivalents	177,473	4,217
Cash and cash equivalents at beginning of period	679,527	330,658
Cash and cash equivalents at end of period	$857,000	$334,875

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$25,741	$11,602
Income taxes	49	2
Loans (excluding purchased loans) transferred to other real estate owned	264	1,176
Purchased loans transferred to other real estate owned	2,523	457
Loans transferred from loans held for sale to loans held for investment	—	73,374
Loans transferred from loans held for investment to loans held for sale	—	2,796
Loans provided for the sales of other real estate owned	75	—
Initial recognition of operating lease right-of-use assets	27,286	—
Initial recognition of operating lease liabilities	29,651	—
Assets acquired in business acquisitions	1,335	82,981
Liabilities assumed in business acquisitions	(792)	5,705
Issuance of common stock in acquisitions	—	50,011
Change in unrealized gain (loss) on securities available for sale, net of tax	3,821	(9,432)
Change in unrealized gain (loss) on cash flow hedge, net of tax	(173)	281

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2019

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2019, the Bank operated 114 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The reserve requirement as of March 31, 2019 and December 31, 2018 was $52.7 million and $61.2 million, respectively, and was met by cash on hand which is reported on the Company's consolidated balance sheets in cash and due from banks.

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Accounting Standards Adopted in 2019

ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing standards for lease accounting effectively requiring that most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard may be adopted using a modified retrospective transition method with a cumulative effect adjustment to equity as of the beginning of the period in which it is adopted. Alternatively, the standard may be adopted using an optional transition method where initial application of the provisions of ASU 2016-02 are applied as the date of adoption, resulting in no adjustment to amounts reported in prior periods. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2016-02 during the first quarter of 2019 and elected the optional transition method. The Company also elected the package of practical expedients provided in the guidance which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the hindsight practical expedient to determine lease term and in assessing impairment of the Company's right-of-use asset. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset of $27.3 million, a lease liability of $29.7 million and a cumulative effect decrease to retained earnings of $276,000. The right-of-use asset and lease liability are recorded in the consolidated balance sheets in other assets and other liabilities, respectively.

Accounting Standards Pending Adoption

ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires that application development stage implementation costs incurred in a Cloud Computing Arrangement ("CCA") that are service contracts be capitalized and amortized over the term of the hosting arrangement, including renewal option terms if the customer entity is reasonably certain to exercise the option. Costs incurred in the preliminary project and post-implementation stages are expensed as incurred. Training costs and certain data conversion costs also cannot be capitalized for a CCA that is a service contract. Amortization expense of capitalized implementation costs will be presented in the same income statement caption as the CCA fees. Similarly, capitalized implementation costs will be presented in the same balance sheet caption as any prepaid CCA fees, and cash flows from capitalized implementation costs will be classified in the statement of cash flows in the same manner as payments made for the CCA fees. The requirements of ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated balance sheet, consolidated statement of income and comprehensive income, consolidated statement of shareholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact.

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

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for financial assets measured at amortized cost and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the new guidance on January 1, 2020. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective. While the Company is currently evaluating the impact this ASU will have on the results of operations, financial position and disclosures, the Company expects to recognize a one-time cumulative effect adjustment to equity and the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The impact of implementation will be influenced by the composition, characteristics and quality of our portfolios, as well as the economic conditions and forecasts at the adoption date.

The Company has established a steering committee which includes the appropriate members of management to evaluate the impact this ASU will have on Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments. An evaluation of accounting policies is in progress and it has been determined that current policy elections will need to be modified. This committee has contracted with the software vendor of choice for implementation, established an implementation time-line, conducts regular meetings to monitor the project's status, and continues to stay current on implementation issues and concerns. During the third quarter of 2018, work began with the software vendor to source and test required data feeds. During the fourth quarter of 2018, work with the software vendor continued with sourcing of required data from the Company's loan systems and testing of data feeds. Additionally, the committee has engaged consulting services from a leading international accounting professional services firm to assist management with the technical accounting, internal control, and project management aspects of the Company's CECL implementation. During the first quarter of 2019, four CECL work streams have been established: accounting and reporting, credit risk modeling, systems and data, and processes and controls. Significant attention has been devoted to each of these areas detailing current processes, determining areas requiring attention, and developing timelines to address those areas. Identification of financial assets in scope for ASU 2016-13 is substantially complete.

NOTE 2 – PENDING ACQUISITION

On December 17, 2018, the Company and Fidelity Southern Corporation, a Georgia corporation ("Fidelity"), entered into an Agreement and Plan of Merger (the "Fidelity Merger Agreement") pursuant to which Fidelity will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Fidelity Bank, a Georgia bank wholly owned by Fidelity, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. At March 31, 2019, Fidelity Bank operated 70 full-service banking locations, 51 of which were located in Georgia and 19 of which were located Florida, providing financial products and services to customers primarily in the metropolitan markets of Atlanta, Georgia, and Jacksonville, Orlando, Tallahassee, and Sarasota-Bradenton, Florida. Under the terms of the Fidelity Merger Agreement, Fidelity's shareholders will receive 0.80 shares of Ameris common stock for each share of Fidelity common stock they hold. Each outstanding Fidelity restricted stock award will fully vest and be converted into the right to receive 0.80 shares of Ameris common stock for each share of Fidelity common stock underlying such award. Each outstanding Fidelity stock option will fully vest and be converted into an option to purchase shares of Ameris common stock, with the number of underlying shares and per share exercise price of such option adjusted to reflect the exchange ratio of 0.80. The estimated purchase price is $750.7 million in the aggregate based upon the $34.02 per share closing price of the Company's common stock as of December 14, 2018, the last trading date before announcement. The merger is subject to customary closing conditions, including the receipt of regulatory approvals. The transaction is expected to close during the second quarter of 2019. As of December 31, 2018, Fidelity reported assets of $4.73 billion, gross loans of $3.92 billion and deposits of $3.98 billion. The purchase price will be allocated among the net assets of Fidelity acquired as appropriate, with the remaining balance being reported as goodwill.

NOTE 3 – BUSINESS COMBINATIONS

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

The following table presents the assets acquired and liabilities assumed of Hamilton as of June 29, 2018, and their fair value estimates. The fair value estimates are subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of June 29, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of March 31, 2019, management continues to evaluate fair value adjustments related to loans, premises, intangibles, interest-bearing deposits, other borrowings, subordinated deferrable interest debentures, other liabilities and deferred tax assets.

(dollars in thousands)	As Recorded by Hamilton	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$14,405	$—		$(478)	(j)	$13,927
Federal funds sold and interest-bearing deposits in banks	102,156	—		—		102,156
Time deposits in other banks	11,558	—		—		11,558
Investment securities	288,206	(2,376)	(a)	—		285,830
Other investments	2,094	—		—		2,094
Loans	1,314,264	(15,528)	(b)	(696)	(k)	1,298,040
Less allowance for loan losses	(11,183)	11,183	(c)	—		—
Loans, net	1,303,081	(4,345)		(696)		1,298,040
Other real estate owned	847	—		—		847
Premises and equipment	27,483	—		(723)	(l)	26,760
Other intangible assets, net	18,755	(2,755)	(d)	7,610	(m)	23,610
Cash value of bank owned life insurance	4,454	—		—		4,454
Deferred income taxes, net	12,445	(6,308)	(e)	343	(n)	6,480
Other assets	13,053	—		(17)	(o)	13,036
Total assets	$1,798,537	$(15,784)		$6,039		$1,788,792
Liabilities
Deposits:
Noninterest-bearing	$381,039	$—		$—		$381,039
Interest-bearing	1,201,324	(1,896)	(f)	4,783	(p)	1,204,211
Total deposits	1,582,363	(1,896)		4,783		1,585,250
Other borrowings	10,687	(66)	(g)	286	(q)	10,907
Subordinated deferrable interest debentures	3,093	(658)	(h)	(143)	(r)	2,292
Other liabilities	10,460	2,391	(i)	—		12,851
Total liabilities	1,606,603	(229)		4,926		1,611,300
Net identifiable assets acquired over (under) liabilities assumed	191,934	(15,555)		1,113		177,492
Goodwill	—	220,713		(1,070)		219,643
Net assets acquired over liabilities assumed	$191,934	$205,158		$43		$397,135
Consideration:
Ameris Bancorp common shares issued	6,548,385
Price per share of the Company's common stock	$53.35
Company common stock issued	$349,356
Cash exchanged for shares	$47,779
Fair value of total consideration transferred	$397,135
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

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

The following table presents the assets acquired and liabilities assumed of Atlantic as of May 25, 2018, and their fair value estimates. The fair value estimates are subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of May 25, 2018, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of March 31, 2019, management continues to evaluate fair value adjustments related to loans, intangibles, interest-bearing deposits, other liabilities and deferred tax assets.

(dollars in thousands)	As Recorded by Atlantic	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$3,990	$—		$—		$3,990
Federal funds sold and interest-bearing deposits in banks	22,149	—		—		22,149
Investment securities	35,186	(60)	(a)	—		35,126
Other investments	9,576	—		—		9,576
Loans held for sale	358	—		—		358
Loans	777,605	(19,423)	(b)	(2,478)	(k)	755,704
Less allowance for loan losses	(8,573)	8,573	(c)	—		—
Loans, net	769,032	(10,850)		(2,478)		755,704
Other real estate owned	1,837	(796)	(d)	—		1,041
Premises and equipment	12,591	(1,695)	(e)	—		10,896
Other intangible assets, net	—	5,937	(f)	1,551	(l)	7,488
Cash value of bank owned life insurance	18,182	—		—		18,182
Deferred income taxes, net	5,782	709	(g)	1,595	(m)	8,086
Other assets	3,604	(634)	(h)	82	(n)	3,052
Total assets	$882,287	$(7,389)		$750		$875,648
Liabilities
Deposits:
Noninterest-bearing	$69,761	$—		$—		$69,761
Interest-bearing	514,935	(554)	(i)	1,025	(o)	515,406
Total deposits	584,696	(554)		1,025		585,167
Other borrowings	204,475	—		—		204,475
Other liabilities	8,367	(13)	(j)	—		8,354
Total liabilities	797,538	(567)		1,025		797,996
Net identifiable assets acquired over (under) liabilities assumed	84,749	(6,822)		(275)		77,652
Goodwill	—	91,360		275		91,635
Net assets acquired over liabilities assumed	$84,749	$84,538		$—		$169,287
Consideration:
Ameris Bancorp common shares issued	2,631,520
Price per share of the Company's common stock	$56.15
Company common stock issued	$147,760
Cash exchanged for shares	$21,527
Fair value of total consideration transferred	$169,287
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

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

(n)	Adjustment reflects additional fair value adjustments on acquired other assets.

(o)	Adjustment reflects additional fair value adjustments on the acquired deposits.

Goodwill of $91.6 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Atlantic acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

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

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of US Premium Finance Holding Company, a Florida corporation ("USPF"), completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the former shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which the Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. As of the January 31, 2018 acquisition date, the present value of the contingent earn-out consideration expected to be paid was $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million.

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

The following table presents the assets acquired and liabilities assumed of USPF as of January 31, 2018 at their initial and subsequent fair value estimates, as recorded by the Company.  The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The assets acquired include only identifiable intangible assets related to insurance agent relationships that lead to referral of insurance premium finance loans to USPF, the "US Premium Finance" trade name and a non-compete agreement with a former USPF shareholder.

(dollars in thousands)	As Recorded by USPF	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Intangible asset - insurance agent relationships	$—	$20,000	(a)	$2,351	(e)	$22,351
Intangible asset - US Premium Finance trade name	—	1,136	(b)	(42)	(f)	1,094
Intangible asset - non-compete agreement	—	178	(c)	(16)	(g)	162
Total assets	$—	$21,314		$2,293		$23,607
Liabilities
Deferred tax liability	$—	$5,492	(d)	$(368)	(h)	$5,124
Total liabilities	—	5,492		(368)		5,124
Net identifiable assets acquired over liabilities assumed	—	15,822		2,661		18,483
Goodwill	—	67,159		(2,661)		64,498
Net assets acquired over liabilities assumed	$—	$82,981		$—		$82,981
Consideration:
Ameris Bancorp common shares issued	1,073,158
Price per share of the Company's common stock (weighted average)	$52.047
Company common stock issued	$55,855
Cash exchanged for shares	$21,421
Present value of contingent earn-out consideration expected to be paid	$5,705
Fair value of total consideration transferred	$82,981
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the recording of the fair value of the insurance agent relationships intangible.

(b)	Adjustment reflect the recording of the fair value of the trade name intangible.

(c)	Adjustment reflects the recording of the fair value of the non-compete agreement intangible.

(d)	Adjustment reflects the deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.

(e)	Adjustment reflects additional fair value adjustment for the insurance agent relationships intangible.

(f)	Adjustment reflects additional fair value adjustment for the trade name intangible.

(g)	Adjustment reflects additional fair value adjustment for the non-compete agreement intangible.

(h)
Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.

Goodwill of $64.5 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the USPF acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

During the second quarter of 2018, the Company recorded $2.0 million in other noninterest income in the consolidated statements of income and comprehensive income to reflect a decrease in the estimated contingent consideration liability. During the fourth quarter of 2018, the Company recorded $2.5 million in other noninterest income in the consolidated statements of income and comprehensive income to reflect a further decrease in the estimated contingent consideration liability. These decreases in the estimated contingent consideration liability were based on projected results of the premium finance division for the entire measurement period from January 1, 2018 through June 30, 2019. No additional adjustment to the estimated contingent consideration liability was considered necessary for the first quarter of 2019.

Pro Forma Financial Information

The results of operations of USPF subsequent to its acquisition date are included in the Company’s consolidated statements of income and comprehensive income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisition had occurred on January 1, 2017, unadjusted for potential cost savings.

Three Months Ended March 31,
(dollars in thousands, except per share data; shares in thousands)	2018
Net interest income and noninterest income	$95,265
Net income	$26,876
Net income available to common shareholders	$26,876
Income per common share available to common shareholders – basic	$0.70
Income per common share available to common shareholders – diluted	$0.70
Average number of shares outstanding, basic	38,246
Average number of shares outstanding, diluted	38,529

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
State, county and municipal securities	$106,468	$1,312	$(40)	$107,740
Corporate debt securities	56,901	412	(161)	57,152
Mortgage-backed securities	1,072,783	5,867	(9,107)	1,069,543
Total debt securities	$1,236,152	$7,591	$(9,308)	$1,234,435

December 31, 2018
State, county and municipal securities	$149,670	$1,367	$(304)	$150,733
Corporate debt securities	67,123	718	(527)	67,314
Mortgage-backed securities	982,183	4,172	(11,979)	974,376
Total debt securities	$1,198,976	$6,257	$(12,810)	$1,192,423

The amortized cost and estimated fair value of available for sale securities at March 31, 2019 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are shown separately.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,170	$14,178
Due from one year to five years	60,032	60,448
Due from five to ten years	67,648	68,541
Due after ten years	21,519	21,725
Mortgage-backed securities	1,072,783	1,069,543
	$1,236,152	$1,234,435

Securities with a carrying value of approximately $477.8 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at March 31, 2019, compared with $510.0 million at December 31, 2018.

The following table details the gross unrealized losses and estimated fair value of securities aggregated by category and duration of continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2019
State, county and municipal securities	$5,641	$(3)	$13,157	$(37)	$18,798	$(40)
Corporate debt securities	9,168	(60)	8,049	(101)	17,217	(161)
Mortgage-backed securities	78,426	(174)	478,497	(8,933)	556,923	(9,107)
Total debt securities	$93,235	$(237)	$499,703	$(9,071)	$592,938	$(9,308)

December 31, 2018
State, county and municipal securities	$23,784	$(52)	$33,873	$(252)	$57,657	$(304)
Corporate debt securities	17,291	(111)	17,952	(416)	35,243	(527)
Mortgage-backed securities	119,745	(580)	435,749	(11,399)	555,494	(11,979)
Total debt securities	$160,820	$(743)	$487,574	$(12,067)	$648,394	$(12,810)

As of March 31, 2019, the Company’s securities portfolio consisted of 488 securities, 246 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At March 31, 2019, the Company held 225 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

At March 31, 2019, the Company held 13 state, county and municipal securities and eight corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

The Company’s investments in corporate debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at March 31, 2019 or December 31, 2018.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk and further, that the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2019, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2019, these investments are not considered impaired on an other-than-temporary basis.

At March 31, 2019 and December 31, 2018, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	March 31, 2019	March 31, 2018
Gross gains on sales of securities	$522	$332
Gross losses on sales of securities	(464)	(295)
Net realized gains on sales of securities available for sale	$58	$37

Sales proceeds	$64,995	$36,685

Total gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three months ended March 31, 2019 and 2018:

(dollars in thousands)	March 31, 2019	March 31, 2018
Net realized gains on sales of securities available for sale	$58	$37
Unrealized holding gains on equity securities	8	—
Total gain on securities	$66	$37

NOTE 5 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of March 31, 2019 and December 31, 2018, the net carrying value of these consumer installment home improvement loans was approximately $382.5 million and $399.9 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of March 31, 2019 and December 31, 2018, the net carrying value of commercial insurance premium loans was approximately $487.0 million and $413.5 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$1,382,907	$1,316,359
Real estate – construction and development	676,563	671,198
Real estate – commercial and farmland	1,894,937	1,814,529
Real estate – residential	1,365,482	1,403,000
Consumer installment	436,469	455,371
	$5,756,358	$5,660,457

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $2.47 billion and $2.59 billion at March 31, 2019 and December 31, 2018, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$327,972	$372,686
Real estate – construction and development	239,413	227,900
Real estate – commercial and farmland	1,280,515	1,337,859
Real estate – residential	597,735	623,199
Consumer installment	26,636	27,188
	$2,472,271	$2,588,832

A rollforward of purchased loans for the three months ended March 31, 2019 and 2018 is shown below:

(dollars in thousands)	March 31, 2019	March 31, 2018
Balance, January 1	$2,588,832	$861,595
Charge-offs	(184)	(151)
Accretion	2,980	1,571
Transfers to purchased other real estate owned	(2,523)	(457)
Payments received, net of principal advances	(116,834)	(43,971)
Ending balance	$2,472,271	$818,587

The following is a summary of changes in the accretable discounts of purchased loans during the three months ended March 31, 2019 and 2018:

(dollars in thousands)	March 31, 2019	March 31, 2018
Balance, January 1	$40,496	$20,192
Accretion	(2,980)	(1,571)
Transfers between non-accretable and accretable discounts, net	(1,869)	146
Ending balance	$35,647	$18,767

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of March 31, 2019, purchased loan pools totaled $253.7 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $252.0 million and $1.7 million of remaining purchase premium paid at acquisition. As of December 31, 2018, purchased loan pools totaled $262.6 million with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition.

At March 31, 2019, purchased loan pools included principal balances of $400,000 risk-rated grade 7 (Substandard), while all other loans included in the purchased loan pools were performing current loans risk-rated grade 3 (Good Credit). At March 31, 2019, purchased loan pools included principal balances of $400,000 on nonaccrual status and had no loans accounted for as troubled debt restructurings.

At December 31, 2018, all loans in purchased loan pools were performing current loans risk-rated grade 3 (Good Credit). At December 31, 2018, purchased loan pools had no loans on nonaccrual status and had no loans classified as troubled debt restructurings.

At March 31, 2019 and December 31, 2018, the Company had allocated $697,000 and $732,000, respectively, of allowance for loan losses for the purchased loan pools.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$1,349	$1,412
Real estate – construction and development	1,244	892
Real estate – commercial and farmland	3,496	4,654
Real estate – residential	11,118	10,465
Consumer installment	426	529
	$17,633	$17,952

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$3,857	$1,199
Real estate – construction and development	5,933	6,119
Real estate – commercial and farmland	5,061	5,534
Real estate – residential	8,402	10,769
Consumer installment	593	486
	$23,846	$24,107

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2019
Commercial, financial and agricultural	$5,270	$2,784	$4,222	$12,276	$1,370,631	$1,382,907	$3,416
Real estate – construction and development	957	531	692	2,180	674,383	676,563	—
Real estate – commercial and farmland	2,784	3,276	2,652	8,712	1,886,225	1,894,937	—
Real estate – residential	13,394	1,287	9,895	24,576	1,340,906	1,365,482	—
Consumer installment	1,752	929	541	3,222	433,247	436,469	260
Total	$24,157	$8,807	$18,002	$50,966	$5,705,392	$5,756,358	$3,676

December 31, 2018
Commercial, financial and agricultural	$6,479	$5,295	$4,763	$16,537	$1,299,822	$1,316,359	$3,808
Real estate – construction and development	1,218	481	725	2,424	668,774	671,198	—
Real estate – commercial and farmland	1,625	530	3,645	5,800	1,808,729	1,814,529	—
Real estate – residential	11,423	4,631	8,923	24,977	1,378,023	1,403,000	—
Consumer installment	2,344	1,167	735	4,246	451,125	455,371	414
Total	$23,089	$12,104	$18,791	$53,984	$5,606,473	$5,660,457	$4,222

The following table presents an analysis of purchased past-due loans as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2019
Commercial, financial and agricultural	$3,551	$45	$1,209	$4,805	$323,167	$327,972	$—
Real estate – construction and development	1,112	—	5,473	6,585	232,828	239,413	—
Real estate – commercial and farmland	3,003	170	2,403	5,576	1,274,939	1,280,515	—
Real estate – residential	7,488	1,747	5,317	14,552	583,183	597,735	—
Consumer installment	732	97	269	1,098	25,538	26,636	—
Total	$15,886	$2,059	$14,671	$32,616	$2,439,655	$2,472,271	$—

December 31, 2018
Commercial, financial and agricultural	$421	$416	$1,015	$1,852	$370,834	$372,686	$—
Real estate – construction and development	627	370	5,273	6,270	221,630	227,900	—
Real estate – commercial and farmland	1,935	736	1,698	4,369	1,333,490	1,337,859	—
Real estate – residential	12,531	2,407	7,005	21,943	601,256	623,199	—
Consumer installment	679	237	249	1,165	26,023	27,188	—
Total	$16,193	$4,166	$15,240	$35,599	$2,553,233	$2,588,832	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Period Ended
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccrual loans	$17,633	$17,952	$14,420
Troubled debt restructurings not included above	11,463	9,323	11,375
Total impaired loans	$29,096	$27,275	$25,795

Quarter-to-date interest income recognized on impaired loans	$182	$202	$239
Quarter-to-date foregone interest income on impaired loans	$209	$217	$190

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of March 31, 2019, December 31, 2018 and March 31, 2018:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2019
Commercial, financial and agricultural	$1,761	$871	$593	$1,464	$180	$1,566
Real estate – construction and development	1,727	621	764	1,385	209	1,211
Real estate – commercial and farmland	7,066	663	5,788	6,451	578	6,984
Real estate – residential	19,693	6,893	12,466	19,359	712	17,934
Consumer installment	453	437	—	437	—	491
Total	$30,700	$9,485	$19,611	$29,096	$1,679	$28,186

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
December 31, 2018
Commercial, financial and agricultural	$1,902	$1,155	$513	$1,668	$4	$1,736
Real estate – construction and development	1,378	613	424	1,037	3	1,229
Real estate – commercial and farmland	8,950	867	6,649	7,516	1,591	7,537
Real estate – residential	16,885	5,144	11,365	16,509	867	14,719
Consumer installment	561	545	—	545	—	584
Total	$29,676	$8,324	$18,951	$27,275	$2,465	$25,805

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2018
Commercial, financial and agricultural	$1,874	$985	$602	$1,587	$136	$1,467
Real estate – construction and development	746	567	127	694	1	833
Real estate – commercial and farmland	9,515	522	7,639	8,161	1,216	7,753
Real estate – residential	14,908	4,912	9,946	14,858	980	14,891
Consumer installment	526	495	—	495	—	492
Total	$27,569	$7,481	$18,314	$25,795	$2,333	$25,436

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Period Ended
(dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccrual loans	$23,846	$24,107	$15,940
Troubled debt restructurings not included above	19,443	18,740	20,649
Total impaired loans	$43,289	$42,847	$36,589

Quarter-to-date interest income recognized on impaired loans	$672	$918	$696
Quarter-to-date foregone interest income on impaired loans	$520	$451	$245

The following table presents an analysis of information pertaining to purchased impaired loans as of March 31, 2019, December 31, 2018 and March 31, 2018:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2019
Commercial, financial and agricultural	$11,125	$2,795	$1,094	$3,889	$—	$2,560
Real estate – construction and development	13,295	605	6,339	6,944	497	7,039
Real estate – commercial and farmland	13,448	1,546	9,618	11,164	670	11,431
Real estate – residential	22,825	8,823	11,876	20,699	629	21,500
Consumer installment	680	593	—	593	—	540
Total	$61,373	$14,362	$28,927	$43,289	$1,796	$43,070

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
December 31, 2018
Commercial, financial and agricultural	$5,717	$473	$757	$1,230	$—	$1,101
Real estate – construction and development	13,714	623	6,511	7,134	476	7,240
Real estate – commercial and farmland	14,766	1,115	10,581	11,696	684	13,514
Real estate – residential	24,839	8,185	14,116	22,301	773	23,146
Consumer installment	526	486	—	486	—	487
Total	$59,562	$10,882	$31,965	$42,847	$1,933	$45,488

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2018
Commercial, financial and agricultural	$4,050	$52	$744	$796	$396	$805
Real estate – construction and development	9,012	426	3,720	4,146	913	4,152
Real estate – commercial and farmland	12,590	861	10,230	11,091	767	11,744
Real estate – residential	22,820	8,426	12,093	20,519	745	19,502
Consumer installment	46	37	—	37	—	43
Total	$48,518	$9,802	$26,787	$36,589	$2,821	$36,246

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of March 31, 2019 and December 31, 2018 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
March 31, 2019
1	$528,386	$—	$724	$694	$10,842	$540,646
2	521,486	516	33,656	31,944	20	587,622
3	152,722	66,180	923,222	1,206,722	23,269	2,372,115
4	161,089	593,309	834,693	98,050	401,672	2,088,813
5	13,131	11,560	56,333	6,741	20	87,785
6	3,557	1,415	23,534	4,372	71	32,949
7	2,536	3,583	22,775	16,959	575	46,428
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$1,382,907	$676,563	$1,894,937	$1,365,482	$436,469	$5,756,358

December 31, 2018
1	$530,864	$40	$500	$16	$10,744	$542,164
2	452,250	681	37,079	33,043	48	523,101
3	174,811	74,657	888,433	1,246,383	23,844	2,408,128
4	137,038	582,456	814,068	94,143	419,983	2,047,688
5	13,714	6,264	30,364	8,634	78	59,054
6	5,130	4,091	20,959	4,881	57	35,118
7	2,552	3,009	23,126	15,900	617	45,204
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$1,316,359	$671,198	$1,814,529	$1,403,000	$455,371	$5,660,457

The following table presents the purchased loan portfolio by risk grade as of March 31, 2019 and December 31, 2018 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
March 31, 2019
1	$80,138	$—	$—	$—	$544	$80,682
2	5,313	—	9,446	70,003	142	84,904
3	20,562	12,759	270,517	371,501	2,379	677,718
4	168,472	207,413	913,144	116,762	22,562	1,428,353
5	22,982	4,765	48,763	13,847	34	90,391
6	10,614	4,598	15,816	7,441	130	38,599
7	19,891	9,878	22,829	18,181	839	71,618
8	—	—	—	—	—	—
9	—	—	—	—	6	6
Total	$327,972	$239,413	$1,280,515	$597,735	$26,636	$2,472,271

December 31, 2018
1	$90,205	$—	$—	$—	$570	$90,775
2	2,648	—	7,407	74,398	164	84,617
3	20,489	18,022	230,089	385,279	2,410	656,289
4	215,096	195,079	1,034,943	118,082	23,177	1,586,377
5	14,445	2,728	29,468	16,937	35	63,613
6	11,601	1,459	10,063	7,231	94	30,448
7	18,202	10,612	25,889	21,272	738	76,713
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$372,686	$227,900	$1,337,859	$623,199	$27,188	$2,588,832

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2019 and 2018 totaling $26.9 million and $28.6 million, respectively, under such parameters.

As of March 31, 2019 and December 31, 2018, the Company had a balance of $12.9 million and $11.0 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $893,000 and $890,000 in previous charge-offs on such loans at March 31, 2019 and December 31, 2018, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $728,000 and $820,000 at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ended March 31, 2019 and 2018, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $2.2 million and $1.2 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$7	2	$125
Real estate – construction and development	—	—	1	4
Real estate – commercial and farmland	1	33	1	303
Real estate – residential	7	2,109	2	710
Consumer installment	3	12	2	13
Total	12	$2,161	8	$1,155

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $837,000 and $3.0 million defaulted during the three months ended March 31, 2019 and 2018, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	2	1,971
Real estate – residential	7	837	17	1,047
Consumer installment	—	—	—	—
Total	7	$837	19	$3,018

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at March 31, 2019 and December 31, 2018:

March 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$116	14	$138
Real estate – construction and development	4	142	1	2
Real estate – commercial and farmland	13	2,954	4	450
Real estate – residential	78	8,240	19	832
Consumer installment	5	11	22	63
Total	103	$11,463	60	$1,485

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

As of March 31, 2019 and December 31, 2018, the Company had a balance of $22.3 million and $22.2 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.1 million and $940,000 in previous charge-offs on such loans at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ended March 31, 2019 and 2018, the Company modified purchased loans as troubled debt restructurings, with principal balances of $773,000 and $186,000, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$7
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	—	—
Real estate – residential	10	740	2	179
Consumer installment	3	33	—	—
Total	13	$773	3	$186

Troubled debt restructurings included in purchased loans with an outstanding balance of $831,000 and $906,000 defaulted during the three months ended March 31, 2019 and 2018, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$3	—	$—
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	1	163	1	351
Real estate – residential	8	637	8	555
Consumer installment	2	28	—	—
Total	12	$831	9	$906

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at March 31, 2019 and December 31, 2018.

March 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$29
Real estate – construction and development	4	1,011	4	268
Real estate – commercial and farmland	12	6,104	7	1,577
Real estate – residential	119	12,297	21	917
Consumer installment	—	—	7	50
Total	136	$19,443	42	$2,841

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

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

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged off in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to an Asset Quality Rating of 9 (Loss per the regulatory guidance), the uncollectible portion is charged off.

The following tables detail activity in the allowance for loan losses by portfolio segment for the three-month period ended March 31, 2019, the year ended December 31, 2018 and the three-month period ended March 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended March 31, 2019
Balance, December 31, 2018	$4,287	$3,734	$8,975	$5,363	$3,795	$1,933	$732	$28,819
Provision for loan losses	1,180	218	841	(240)	1,870	(426)	(35)	3,408
Loans charged off	(2,004)	(25)	(1,253)	(20)	(1,893)	(184)	—	(5,379)
Recoveries of loans previously charged off	1,065	1	4	104	164	473	—	1,811
Balance, March 31, 2019	$4,528	$3,928	$8,567	$5,207	$3,936	$1,796	$697	$28,659

Period-end allocation:
Loans individually evaluated for impairment (1)	$680	$209	$578	$712	$—	$1,796	$1	$3,976
Loans collectively evaluated for impairment	3,848	3,719	7,989	4,495	3,936	—	696	24,683
Ending balance	$4,528	$3,928	$8,567	$5,207	$3,936	$1,796	$697	$28,659

Loans:
Individually evaluated for impairment (1)	$2,699	$764	$5,788	$12,466	$—	$29,097	$400	$51,214
Collectively evaluated for impairment	1,380,208	675,799	1,889,149	1,353,016	436,469	2,361,145	253,310	8,349,096
Acquired with deteriorated credit quality	—	—	—	—	—	82,029	—	82,029
Ending balance	$1,382,907	$676,563	$1,894,937	$1,365,482	$436,469	$2,472,271	$253,710	$8,482,339

(1) At March 31, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Twelve Months Ended December 31, 2018
Balance, December 31, 2017	$3,631	$3,629	$7,501	$4,786	$1,916	$3,253	$1,075	$25,791
Provision for loan losses	10,690	277	1,636	1,002	5,569	(2,164)	(343)	16,667
Loans charged off	(13,803)	(292)	(338)	(771)	(4,189)	(1,738)	—	(21,131)
Recoveries of loans previously charged off	3,769	120	176	346	499	2,582	—	7,492
Balance, December 31, 2018	$4,287	$3,734	$8,975	$5,363	$3,795	$1,933	$732	$28,819

Period-end allocation:
Loans individually evaluated for impairment (1)	$570	$3	$1,591	$867	$—	$1,933	$—	$4,964
Loans collectively evaluated for impairment	3,717	3,731	7,384	4,496	3,795	—	732	23,855
Ending balance	$4,287	$3,734	$8,975	$5,363	$3,795	$1,933	$732	$28,819

Loans:
Individually evaluated for impairment (1)	$3,211	$424	$6,649	$11,364	$—	$32,244	$—	$53,892
Collectively evaluated for impairment	1,313,148	670,774	1,807,880	1,391,636	455,371	2,468,996	262,625	8,370,430
Acquired with deteriorated credit quality	—	—	—	—	—	87,592	—	87,592
Ending balance	$1,316,359	$671,198	$1,814,529	$1,403,000	$455,371	$2,588,832	$262,625	$8,511,914

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

NOTE 6 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in OREO during the three months ended March 31, 2019 and 2018:

(dollars in thousands)	March 31, 2019	March 31, 2018
Beginning balance, January 1	$7,218	$8,464
Loans transferred to other real estate owned	264	1,176
Net gains (losses) on sale and write-downs recorded in statement of income	(100)	101
Sales proceeds	(1,368)	(495)
Other	—	(75)
Ending balance	$6,014	$9,171

The following is a summary of the activity in purchased OREO during the three months ended March 31, 2019 and 2018:

(dollars in thousands)	March 31, 2019	March 31, 2018
Beginning balance, January 1	$9,535	$9,011
Loans transferred to other real estate owned	2,523	457
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	(31)	—
Net gains (losses) on sale and write-downs recorded in statement of income	91	(134)
Sales proceeds	(1,242)	(2,611)
Other	(19)	—
Ending balance	$10,857	$6,723

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the investment securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At March 31, 2019 and December 31, 2018, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at March 31, 2019 and December 31, 2018.

(dollars in thousands)	March 31, 2019	December 31, 2018
Securities sold under agreements to repurchase	$4,259	$20,384

At March 31, 2019 and December 31, 2018, the investment securities underlying these agreements were comprised of mortgage-backed securities.

NOTE 8 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2019	December 31, 2018
FHLB borrowings:
Convertible Flipper Advance due May 22, 2019; current interest rate of 4.68%	$1,505	$1,514
Principal Reducing Advance due June 20, 2019; fixed interest rate of 1.274%	250	500
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,431	1,434
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	990	993
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,822	1,858
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,041 and $1,074, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,959	73,926
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	13	20
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,484	1,529
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (6.13% at March 31, 2019)	70,000	70,000
Total	$151,454	$151,774

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2019, $2.04 billion was available for borrowing on lines with the FHLB.

At March 31, 2019, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $100.0 million.  This line of credit is secured by subsidiary bank stock, expires on September 26, 2020, and bears a variable interest rate of 90-day LIBOR plus 3.50%.  At March 31, 2019, there was $30.0 million available for borrowing under the revolving credit arrangement.

As of March 31, 2019, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $117.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2019, the Company had $1.60 billion of loans pledged at the Federal Reserve discount window and had $1.11 billion available for borrowing.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On October 25, 2018, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur within the succeeding twelve months, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2019, no shares of the Company's common stock had been repurchased under the program.

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

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The reclassification of gains included in net income is recorded in gain on securities in the consolidated statement of income and comprehensive income. The following tables present a summary of the accumulated other comprehensive loss balances, net of tax, as of March 31, 2019 and 2018:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2018	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(46)	(46)
Current year changes, net of tax	(173)	3,867	3,694
Balance, March 31, 2019	$178	$(1,356)	$(1,178)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Loss
Balance, December 31, 2017	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(29)	(29)
Current year changes, net of tax	281	(9,403)	(9,122)
Balance, March 31, 2018	$520	$(11,343)	$(10,823)

NOTE 11 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
(share data in thousands)	2019	2018
Average common shares outstanding	47,366	37,967
Common share equivalents:
Stock options	—	18
Nonvested restricted share grants	90	265
Average common shares outstanding, assuming dilution	47,456	38,250

For the three-month periods ended March 31, 2019 and 2018, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 12 – LEASES

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations with terms extending through June 2028. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At March 31, 2019, the Company had no leases classified as finance leases.

Operating lease cost was $1.8 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, the Company had no sublease income offsetting operating lease cost. Variable rent expense and short-term lease expense were not material for the three months ended March 31, 2019.

The following table presents the impact of leases on the Company's consolidated balance sheet at March 31, 2019:

(dollars in thousands)	Location	March 31, 2019
Operating lease right-of-use assets	Other assets	$25,739
Operating lease liabilities	Other liabilities	28,080

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Twelve Months Ended March 31,	Lease Liability
2020	$6,025
2021	5,175
2022	4,679
2023	4,244
2024	3,307
After March 31, 2024	7,467
Total lease payments	$30,897
Less: Interest	(2,817)
Present value of lease liabilities	$28,080

Supplemental lease information
(dollars in thousands)	March 31, 2019
Weighted-average remaining lease term (years)	6.4
Weighted-average discount rate	2.93%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,775
Operating cash flows from operating leases (lease liability reduction)	$1,571
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$—

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

The Company's loans held for sale are carried at fair value and are comprised of the following:

(dollars in thousands)	March 31, 2019	December 31, 2018
Mortgage loans held for sale	$109,442	$107,428
SBA loans held for sale	2,628	3,870
Total loans held for sale	$112,070	$111,298

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net losses of $150,000 and $1.6 million resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2019 and 2018, respectively. Net gains of $2.5 million and $1.6 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended March 31, 2019 and 2018, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018
Aggregate fair value of mortgage loans held for sale	$109,442	$107,428
Aggregate unpaid principal balance	105,482	103,319
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2019 and December 31, 2018:

	Recurring Basis Fair Value Measurements
	March 31, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$107,740	$—	$107,740	$—
Corporate debt securities	57,152	—	55,652	1,500
Mortgage-backed securities	1,069,543	—	1,069,543	—
Loans held for sale	112,070	—	112,070	—
Mortgage banking derivative instruments	5,118	—	5,118	—
Total recurring assets at fair value	$1,351,623	$—	$1,350,123	$1,500
Financial liabilities:
Derivative financial instruments	$31	$—	$31	$—
Mortgage banking derivative instruments	1,315	—	1,315	—
Total recurring liabilities at fair value	$1,346	$—	$1,346	$—

	Recurring Basis Fair Value Measurements
	December 31, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$150,733	$—	$150,733	$—
Corporate debt securities	67,314	—	65,814	1,500
Mortgage-backed securities	974,376	—	974,376	—
Loans held for sale	111,298	—	111,298	—
Derivative financial instruments	102	—	102	—
Mortgage banking derivative instruments	2,537	—	2,537	—
Total recurring assets at fair value	$1,306,360	$—	$1,304,860	$1,500
Financial liabilities:
Mortgage banking derivative instruments	$1,276	$—	$1,276	$—
Total recurring liabilities at fair value	$1,276	$—	$1,276	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2019 and December 31, 2018:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Impaired loans carried at fair value	$31,397	$—	$—	$31,397
Purchased other real estate owned	10,857	—	—	10,857
Total nonrecurring assets at fair value	$42,254	$—	$—	$42,254

December 31, 2018
Impaired loans carried at fair value	$28,653	$—	$—	$28,653
Other real estate owned	408	—	—	408
Purchased other real estate owned	9,535	—	—	9,535
Total nonrecurring assets at fair value	$38,596	$—	$—	$38,596

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2019 and the year ended December 31, 2018, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2019
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$31,397	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 92%	27%
Purchased other real estate owned	$10,857	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 75%	36%

December 31, 2018
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,653	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	3% - 53%	30%
Other real estate owned	$408	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 69%	31%
Purchased other real estate owned	$9,535	Third-party appraisals	Collateral discounts and estimated costs to sell	6% - 74%	39%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements
		March 31, 2019
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$144,801	$144,801	$—	$—	$144,801
Federal funds sold and interest-bearing deposits in banks	712,199	712,199	—	—	712,199
Time deposits in other banks	7,371	—	7,371	—	7,371
Loans, net	8,422,283	—	—	8,357,110	8,357,110
Accrued interest receivable	37,411	—	5,366	32,045	37,411
Financial liabilities:
Deposits	$9,800,875	$—	$9,797,905	$—	$9,797,905
Securities sold under agreements to repurchase	4,259	4,259	—	—	4,259
Other borrowings	151,454	—	152,655	—	152,655
Subordinated deferrable interest debentures	89,529	—	88,900	—	88,900
FDIC loss-share payable	18,834	—	—	18,847	18,847
Accrued interest payable	5,462	—	5,462	—	5,462

		Fair Value Measurements
		December 31, 2018
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$172,036	$172,036	$—	$—	$172,036
Federal funds sold and interest-bearing deposits in banks	507,491	507,491	—	—	507,491
Time deposits in other banks	10,812	—	10,812	—	10,812
Loans, net	8,454,442	—	—	8,365,293	8,365,293
Accrued interest receivable	36,970	—	5,456	31,514	36,970
Financial liabilities:
Deposits	$9,649,313	$—	$9,645,617	$—	$9,645,617
Securities sold under agreements to repurchase	20,384	20,384	—	—	20,384
Other borrowings	151,774	—	152,873	—	152,873
Subordinated deferrable interest debentures	89,187	—	90,180	—	90,180
FDIC loss-share payable	19,487	—	—	19,576	19,576
Accrued interest payable	5,669	—	5,669	—	5,669

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$1,818,407	$1,671,419
Unused home equity lines of credit	105,780	112,310
Financial standby letters of credit	25,599	24,596
Mortgage interest rate lock commitments	158,141	81,833

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

Other Commitments

As of March 31, 2019, a $75.0 million letter of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$97,874	$12,512	$4,804	$2,174	$7,565	$124,929
Interest expense	12,835	6,759	2,114	1,088	2,738	25,534
Net interest income	85,039	5,753	2,690	1,086	4,827	99,395
Provision for loan losses	2,058	136	—	231	983	3,408
Noninterest income	14,370	14,290	379	1,730	2	30,771
Noninterest expense
Salaries and employee benefits	27,932	8,207	161	765	1,305	38,370
Equipment and occupancy expenses	7,281	766	1	59	97	8,204
Data processing and telecommunications expenses	7,592	330	30	2	437	8,391
Other expenses	16,956	2,114	68	349	973	20,460
Total noninterest expense	59,761	11,417	260	1,175	2,812	75,425
Income before income tax expense	37,590	8,490	2,809	1,410	1,034	51,333
Income tax expense	8,775	1,613	590	296	154	11,428
Net income	$28,815	$6,877	$2,219	$1,114	$880	$39,905

Total assets	$9,457,529	$1,184,097	$296,357	$142,769	$575,523	$11,656,275
Goodwill	436,810	—	—	—	64,498	501,308
Other intangible assets, net	35,455	—	—	—	20,102	55,557

	Three Months Ended March 31, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$60,896	$6,822	$2,752	$1,431	$7,611	$79,512
Interest expense	5,537	1,825	897	507	1,945	10,711
Net interest income	55,359	4,997	1,855	924	5,666	68,801
Provision for loan losses	888	217	—	537	159	1,801
Noninterest income	13,099	11,585	397	1,370	13	26,464
Noninterest expense
Salaries and employee benefits	22,068	7,742	138	740	1,401	32,089
Equipment and occupancy expenses	5,477	593	—	58	70	6,198
Data processing and telecommunications expenses	6,304	389	33	9	400	7,135
Other expenses	11,080	1,731	52	236	577	13,676
Total noninterest expense	44,929	10,455	223	1,043	2,448	59,098
Income before income tax expense	22,641	5,910	2,029	714	3,072	34,366
Income tax expense	5,242	1,244	426	150	644	7,706
Net income	$17,399	$4,666	$1,603	$564	$2,428	$26,660

Total assets	$6,464,130	$613,706	$247,257	$109,011	$588,724	$8,022,828
Goodwill	125,532	—	—	—	82,981	208,513
Other intangible assets, net	12,562	—	—	—	—	12,562

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2019, as compared with December 31, 2018, and operating results for the three-month periods ended March 31, 2019 and 2018. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

The following table sets forth unaudited selected financial data for the most recent five quarters. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share and per share data)	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Results of Operations:
Net interest income	$99,395	$99,554	$99,038	$75,999	$68,801
Net interest income (tax equivalent)	100,453	100,633	100,117	76,943	69,787
Provision for loan losses	3,408	3,661	2,095	9,110	1,801
Noninterest income	30,771	30,470	30,171	31,307	26,464
Noninterest expense	75,425	75,810	72,353	86,386	59,098
Income tax expense	11,428	7,017	13,317	2,423	7,706
Net income available to common shareholders	39,905	43,536	41,444	9,387	26,660
Selected Average Balances:
Investment securities	$1,225,564	$1,187,437	$1,185,225	$908,782	$860,419
Loans held for sale	101,521	129,664	151,396	141,875	138,129
Loans	5,867,037	5,819,684	5,703,921	5,198,301	4,902,082
Purchased loans	2,359,280	2,402,610	2,499,393	1,107,184	842,509
Purchased loan pools	257,661	268,568	287,859	310,594	325,113
Earning assets	10,319,954	10,220,747	10,138,029	7,818,525	7,215,742
Assets	11,423,677	11,307,980	11,204,504	8,529,035	7,823,451
Deposits	9,577,574	9,452,944	8,962,170	6,607,518	6,383,513
Shareholders’ equity	1,478,462	1,428,341	1,395,479	974,494	849,346
Period-End Balances:
Investment securities	$1,249,592	$1,206,878	$1,198,499	$1,198,472	$880,812
Loans held for sale	112,070	111,298	130,179	137,249	111,135
Loans	5,756,358	5,660,457	5,543,306	5,380,515	5,051,986
Purchased loans	2,472,271	2,588,832	2,711,460	2,812,510	818,587
Purchased loan pools	253,710	262,625	274,752	297,509	319,598
Earning assets	10,563,571	10,348,393	10,340,558	10,110,983	7,393,048
Total assets	11,656,275	11,443,515	11,428,994	11,190,697	8,022,828
Deposits	9,800,875	9,649,313	9,181,363	8,761,593	6,446,165
Shareholders’ equity	1,495,584	1,456,347	1,404,977	1,371,896	868,944
Per Common Share Data:
Earnings per share - basic	$0.84	$0.92	$0.87	$0.24	$0.70
Earnings per share - diluted	$0.84	$0.91	$0.87	$0.24	$0.70
Book value per common share	$31.43	$30.66	$29.58	$28.87	$22.67
Tangible book value per common share	$19.73	$18.83	$17.78	$17.12	$16.90
End of period shares outstanding	47,585,309	47,499,941	47,496,966	47,518,662	38,327,081

(in thousands, except share and per share data)	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	First Quarter 2018
Weighted Average Shares Outstanding:
Basic	47,366,296	47,501,150	47,514,653	39,432,021	37,966,781
Diluted	47,456,314	47,593,252	47,685,334	39,709,503	38,250,122
Market Price:
High intraday price	$42.01	$47.25	$54.35	$58.10	$59.05
Low intraday price	$31.27	$29.97	$45.15	$50.20	$47.90
Closing price for quarter	$34.35	$31.67	$45.70	$53.35	$52.90
Average daily trading volume	387,800	375,773	382,622	253,413	235,964
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10
Closing price to book value	1.09	1.03	1.54	1.85	2.33
Performance Ratios:
Return on average assets	1.42%	1.53%	1.47%	0.44%	1.38%
Return on average common equity	10.95%	12.09%	11.78%	3.86%	12.73%
Average loans to average deposits	89.64%	91.19%	96.43%	102.28%	97.25%
Average equity to average assets	12.94%	12.63%	12.45%	11.43%	10.86%
Net interest margin (tax equivalent)	3.95%	3.91%	3.92%	3.95%	3.92%
Efficiency ratio	57.95%	58.30%	56.00%	80.50%	62.04%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$1,495,584	$1,456,347	$1,404,977	$1,371,896	$868,944
Less:
Goodwill	501,308	503,434	505,604	504,764	208,513
Other intangible assets, net	55,557	58,689	54,729	53,561	12,562
Tangible common equity	$938,719	$894,224	$844,644	$813,571	$647,869
End of period shares outstanding	47,585,309	47,499,941	47,496,966	47,518,662	38,327,081
Book value per common share	$31.43	$30.66	$29.58	$28.87	$22.67
Tangible book value per common share	19.73	18.83	17.78	17.12	16.90

Pending Acquisition

On December 17, 2018, the Company and Fidelity entered into the Fidelity Merger Agreement, pursuant to which Fidelity will merge into Ameris, with Ameris as the surviving entity and immediately thereafter, Fidelity Bank, a Georgia bank wholly owned by Fidelity, will be merged into Ameris Bank, with Ameris Bank as the surviving entity. At March 31, 2019, Fidelity Bank operated 70 full-service banking locations, 51 of which were located in Georgia and 19 of which were located Florida, providing financial products and services to customers primarily in the metropolitan markets of Atlanta, Georgia, and Jacksonville, Orlando, Tallahassee, and Sarasota-Bradenton, Florida. Under the terms of the Fidelity Merger Agreement, Fidelity's shareholders will receive 0.80 shares of Ameris common stock, par value $1.00 per share, for each share of Fidelity common stock they hold. Each outstanding Fidelity restricted stock award will fully vest and be converted into the right to receive 0.80 shares of the Company's common stock for each share of Fidelity common stock underlying such award. Each outstanding Fidelity stock option will fully vest and be converted into an option to purchase shares of the Company's common stock, with the number of underlying shares and per share exercise price of such option adjusted to reflect the exchange ratio of 0.80. The estimated purchase price is $750.7 million in the aggregate based upon the $34.02 per share closing price of our common stock as of December 14, 2018, the last trading date before announcement. The merger is subject to customary closing conditions, including the receipt of regulatory approvals. The transaction is expected to close during the second quarter of 2019. As of December 31, 2018, Fidelity reported assets of $4.73 billion, gross loans of $3.92 billion and deposits of $3.98 billion. The purchase price will be allocated among the net assets of Fidelity acquired as appropriate, with the remaining balance being reported as goodwill.

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

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of USPF, completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the former shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. As of the January 31, 2018 acquisition date, the present value of the contingent earn-out consideration expected to be paid was $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million. For additional information regarding the USPF acquisition see Note 3.

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

In accounting for the Atlantic acquisition, the Company recorded assets (exclusive of goodwill) of $875.6 million, loans held for investment of $755.7 million, deposits of $585.2 million, and other borrowings of $204.5 million. For additional information regarding the Atlantic acquisition see Note 3.

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

In accounting for the Hamilton acquisition, the Company recorded assets (exclusive of goodwill) of $1.79 billion, investment securities of $285.8 million, loans held for investment of $1.30 billion, and deposits of $1.59 billion. For additional information regarding the Hamilton acquisition see Note 3.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $39.9 million, or $0.84 per diluted share, for the quarter ended March 31, 2019, compared with $26.7 million, or $0.70 per diluted share, for the same period in 2018. The Company’s return on average assets and average shareholders’ equity were 1.42% and 10.95%, respectively, in the first quarter of 2019, compared with 1.38% and 12.73%, respectively, in the first quarter of 2018. During the first quarter of 2019, the Company incurred pre-tax merger and conversion charges of $2.1 million, pre-tax restructuring charges related to branch consolidations of $245,000, pre-tax losses on the sale of premises of $919,000 and pre-tax reduction in financial impact of hurricanes of $89,000. During the first quarter of 2018, the Company incurred pre-tax merger and conversion charges of $835,000 and pre-tax losses on the sale of premises of $583,000. Excluding these merger and conversion charges, restructuring charges, the financial impact of hurricanes and losses on the sale of premises, the Company’s net income would have been $42.6 million, or $0.90 per diluted share, for the first quarter of 2019 and $27.8 million, or $0.73 per diluted share, for the first quarter of 2018.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Net income available to common shareholders	$39,905	$26,660
Adjustment items:
Merger and conversion charges	2,057	835
Restructuring charge	245	—
Financial impact of hurricanes	(89)	—
Loss on the sale of premises	919	583
Tax effect of adjustment items (Note 1)	(450)	(298)
After tax adjustment items	2,682	1,120
Adjusted net income	$42,587	$27,780

Weighted average common shares outstanding - diluted	47,456,314	38,250,122
Net income per diluted share	$0.84	$0.70
Adjusted net income per diluted share	$0.90	$0.73

Note 1: A portion of the first quarter 2019 merger and conversion charges is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first quarter of 2019 and 2018, respectively:

	Three Months Ended March 31, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$97,874	$12,512	$4,804	$2,174	$7,565	$124,929
Interest expense	12,835	6,759	2,114	1,088	2,738	25,534
Net interest income	85,039	5,753	2,690	1,086	4,827	99,395
Provision for loan losses	2,058	136	—	231	983	3,408
Noninterest income	14,370	14,290	379	1,730	2	30,771
Noninterest expense
Salaries and employee benefits	27,932	8,207	161	765	1,305	38,370
Equipment and occupancy expenses	7,281	766	1	59	97	8,204
Data processing and telecommunications expenses	7,592	330	30	2	437	8,391
Other expenses	16,956	2,114	68	349	973	20,460
Total noninterest expense	59,761	11,417	260	1,175	2,812	75,425
Income before income tax expense	37,590	8,490	2,809	1,410	1,034	51,333
Income tax expense	8,775	1,613	590	296	154	11,428
Net income	$28,815	$6,877	$2,219	$1,114	$880	$39,905

	Three Months Ended March 31, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$60,896	$6,822	$2,752	$1,431	$7,611	$79,512
Interest expense	5,537	1,825	897	507	1,945	10,711
Net interest income	55,359	4,997	1,855	924	5,666	68,801
Provision for loan losses	888	217	—	537	159	1,801
Noninterest income	13,099	11,585	397	1,370	13	26,464
Noninterest expense
Salaries and employee benefits	22,068	7,742	138	740	1,401	32,089
Equipment and occupancy expenses	5,477	593	—	58	70	6,198
Data processing and telecommunications expenses	6,304	389	33	9	400	7,135
Other expenses	11,080	1,731	52	236	577	13,676
Total noninterest expense	44,929	10,455	223	1,043	2,448	59,098
Income before income tax expense	22,641	5,910	2,029	714	3,072	34,366
Income tax expense	5,242	1,244	426	150	644	7,706
Net income	$17,399	$4,666	$1,603	$564	$2,428	$26,660

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2019 and 2018. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended March 31,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$508,891	$3,329	2.65%	$147,490	$716	1.97%
Investment securities	1,225,564	9,240	3.06%	860,419	5,615	2.65%
Loans held for sale	101,521	1,152	4.60%	138,129	1,210	3.55%
Loans	5,867,037	77,322	5.34%	4,902,082	58,771	4.86%
Purchased loans	2,359,280	33,011	5.67%	842,509	11,762	5.66%
Purchased loan pools	257,661	1,933	3.04%	325,113	2,424	3.02%
Total interest-earning assets	10,319,954	125,987	4.95%	7,215,742	80,498	4.52%
Noninterest-earning assets	1,103,723			607,709
Total assets	$11,423,677			$7,823,451

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$4,630,092	$11,233	0.98%	$3,586,369	$4,526	0.51%
Time deposits	2,402,439	10,451	1.76%	1,016,406	2,246	0.90%
Federal funds purchased and securities sold under agreements to repurchase	15,879	11	0.28%	20,909	9	0.17%
FHLB advances	6,257	44	2.85%	371,556	1,457	1.59%
Other borrowings	145,473	2,227	6.21%	75,553	1,134	6.09%
Subordinated deferrable interest debentures	89,343	1,568	7.12%	85,701	1,339	6.34%
Total interest-bearing liabilities	7,289,483	25,534	1.42%	5,156,494	10,711	0.84%
Demand deposits	2,545,043			1,780,738
Other liabilities	110,689			36,873
Shareholders’ equity	1,478,462			849,346
Total liabilities and shareholders’ equity	$11,423,677			$7,823,451
Interest rate spread			3.53%			3.68%
Net interest income		$100,453			$69,787
Net interest margin			3.95%			3.92%

On a tax-equivalent basis, net interest income for the first quarter of 2019 was $100.5 million, an increase of $30.7 million, or 43.9%, compared with $69.8 million reported in the same quarter in 2018. The higher net interest income is a result of growth in average interest earning assets which increased $3.10 billion, or 43.0%, from $7.22 billion in the first quarter of 2018 to $10.32 billion for the first quarter of 2019. This growth in interest earning assets resulted primarily from the Atlantic acquisition and the Hamilton acquisition both occurring in the second quarter of 2018, as well as strong growth in average legacy loans which increased $965.0 million, or 19.7%, to $5.87 billion in the first quarter 2019 from $4.90 billion in the same period of 2018. The Company’s net interest margin during the first quarter of 2019 was 3.95%, up three basis points from 3.92% reported in the first quarter of 2018.

Total interest income, on a tax-equivalent basis, increased to $126.0 million during the first quarter of 2019, compared with $80.5 million in the same quarter of 2018. Yields on earning assets increased to 4.95% during the first quarter of 2019, compared with 4.52% reported in the first quarter of 2018. During the first quarter of 2019, loans comprised 83.2% of average earning assets, compared with 86.0% in the same quarter of 2018. Yields on legacy loans increased to 5.34% in the first quarter of 2019, compared with 4.86% in the same period of 2018. The yield on purchased loans increased slightly from 5.66% in the first quarter of 2018 to 5.67% during the first quarter of 2019. Accretion income for the first quarter of 2019 was $2.9 million, compared with $1.4 million in the first quarter of 2018. Excluding the effect of accretion on purchased loans, the yield on purchased loans was 5.18% for the first quarter of 2019, compared with 4.97% in the same period of 2018. Yields on purchased loan pools increased from

3.02% in the first quarter of 2018 to 3.04% in the same period in 2019. Management anticipates improving economic conditions and increased loan demand will provide consistent interest income.

The yield on total interest-bearing liabilities increased from 0.84% in the first quarter of 2018 to 1.42% in the first quarter of 2019. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 1.05% in the first quarter of 2019, compared with 0.63% during the first quarter of 2018. Deposit costs increased from 0.43% in the first quarter of 2018 to 0.92% in the first quarter of 2019. Non-deposit funding costs increased from 2.89% in the first quarter of 2018 to 6.08% in the first quarter of 2019. The increase in non-deposit funding costs was driven primarily by a shift in mix of interest-bearing liabilities to brokered deposits and other borrowings from short-term FHLB advances. Funding from non-CD deposits averaged 74.9% of total deposits in the first quarter of 2019, compared with 84.1% during the first quarter of 2018. Average balances of interest bearing deposits and their respective costs for the first quarter of 2019 and 2018 are shown below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,553,988	0.55%	$1,337,718	0.29%
MMDA	2,677,015	1.37%	1,970,571	0.73%
Savings	399,089	0.08%	278,080	0.07%
Retail CDs < $100,000	767,405	1.22%	422,771	0.64%
Retail CDs > $100,000	1,124,733	1.81%	593,635	1.08%
Brokered CDs	510,301	2.48%	—	—%
Interest-bearing deposits	$7,032,531	1.25%	$4,602,775	0.60%

Provision for Loan Losses

The Company’s provision for loan losses during the first quarter of 2019 amounted to $3.4 million, compared with $1.8 million in the first quarter of 2018. At March 31, 2019, classified loans still accruing decreased to $78.2 million, compared with $81.9 million at December 31, 2018. Non-performing assets as a percentage of total assets decreased from 0.55% at December 31, 2018 to 0.54% at March 31, 2019. Net charge-offs on legacy loans during the first quarter of 2019 were approximately $3.9 million, or 0.27% of average legacy loans on an annualized basis, compared with approximately $1.7 million, or 0.14%, in the first quarter of 2018. The increase in net charge-offs on legacy loans during the first quarter of 2019 was primarily attributable to an increase in charge-offs on consumer installment loans and a $1.2 million commercial real estate loan which was fully charged off during the quarter which previously was specifically reserved for at December 31, 2018. The Company’s allowance for loan losses allocated to legacy loans at March 31, 2019 was $26.2 million, or 0.45% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. The Company’s total allowance for loan losses at March 31, 2019 was $28.7 million, or 0.34% of total loans, compared with $28.8 million, or 0.34% of total loans, at December 31, 2018.

Noninterest Income

Total noninterest income for the first quarter of 2019 was $30.8 million, an increase of $4.3 million, or 16.3%, from the $26.5 million reported in the first quarter of 2018.  Service charges on deposit accounts in the first quarter of 2019 were $11.6 million, increasing by $1.4 million, or 13.9%, compared with $10.2 million in the first quarter of 2018. This increase in service charges on deposit accounts is due primarily to an increase in the number of deposit accounts resulting from the Atlantic and Hamilton acquisitions in the second quarter of 2018. Income from mortgage-related activities was $13.8 million in the first quarter of 2019 consistent with $11.9 million in the first quarter of 2018. Total production in the first quarter of 2019 amounted to $356.0 million, compared with $356.1 million in the same quarter of 2018, while spread (gain on sale) increased to 3.18% in the current quarter compared with 2.62% in the same quarter of 2018. The retail mortgage open pipeline finished the first quarter of 2019 at $200.9 million, compared with $119.2 million at December 31, 2018 and $153.2 million at the end of the first quarter of 2018. Other service charges, commissions and fees increased $49,000, or 6.8%, to $768,000 during the first quarter of 2019, compared with $719,000 during the first quarter of 2018 due primarily to increased ATM fees. Other noninterest income increased $883,000, or 24.7%, to $4.5 million for the first quarter of 2019, compared with $3.6 million during the first quarter of 2018. The increase in other noninterest income was primarily attributable to increases in loan servicing income, bank owned life insurance income and gain on sale of SBA loans.

Noninterest Expense

Total noninterest expenses for the first quarter of 2019 increased $16.3 million, or 27.6%, to $75.4 million, compared with $59.1 million in the same quarter 2018. Salaries and employee benefits increased $6.3 million, or 19.6%, from $32.1 million in the first quarter of 2018 to $38.4 million in the first quarter of 2019 due primarily to an increase of 309, or 21.2%, full-time equivalent employees from 1,457 at March 31, 2018 to 1,766 at March 31, 2019, resulting from staff added as a result of the Atlantic and Hamilton acquisitions which occurred in the second quarter of 2018. Additionally, $245,000 in salaries and employee benefits expense was recorded during the first quarter of 2019 related to restructuring charges related to branch consolidations. Occupancy and equipment expenses increased $2.0 million, or 32.4%, to $8.2 million for the first quarter of 2019, compared with $6.2 million in the first quarter of 2018 due primarily to an increase of 17 branch locations from 97 at March 31, 2018 to 114 at March 31, 2019, resulting from branch locations added as a result of the Atlantic and Hamilton acquisitions partially offset by branches closed during the first quarter of 2019 in connection with announced branch consolidations. Data processing and telecommunications expense increased $1.3 million, or 17.6%, to $8.4 million in the first quarter of 2019, compared with $7.1 million in the first quarter of 2018, due to an increase in core banking system charges related to an increase in the number of accounts being processed by our core banking system as a result of the Atlantic and Hamilton acquisitions. Credit resolution-related expenses increased $362,000, or 65.9%, from $549,000 in the first quarter of 2018 to $911,000 in the first quarter of 2019. Advertising and marketing expense was $1.7 million in the first quarter of 2019, compared with $1.2 million in the first quarter of 2018. Amortization of intangible assets increased $2.2 million, or 235.3%, from $934,000 in the first quarter of 2018 to $3.1 million in the first quarter of 2019 due to additional amortization of intangible assets recorded as part of the USPF, Atlantic and Hamilton acquisitions. Merger and conversion charges were $2.1 million in the first quarter of 2019, compared with $835,000 in the same quarter of 2018. Other noninterest expenses increased $2.5 million, or 24.6%, from $10.1 million in the first quarter of 2018 to $12.6 million in the first quarter of 2019, due primarily to an increase in volume in certain areas related to our acquisitions of Hamilton and Atlantic and increases in variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the first quarter of 2019, the Company reported income tax expense of $11.4 million, compared with $7.7 million in the same period of 2018. The Company’s effective tax rate for the three months ending March 31, 2019 and 2018 was 22.3% and 22.4%, respectively.

Financial Condition as of March 31, 2019

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2019, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at March 31, 2019, these investments are not considered impaired on an other-than temporary basis.

The following table illustrates certain information regarding the Company’s investment portfolio with respect to yields, sensitivities and expected cash flows over the next twelve months assuming constant prepayments and maturities.

(dollars in thousands)	Amortized Cost	Fair Value	Book Yield	Modified Duration	Estimated Cash Flows 12 Months
March 31, 2019
State, county and municipal securities	$106,468	$107,740	3.90%	3.60	$18,639
Corporate debt securities	56,901	$57,152	5.15%	5.34	500
Mortgage-backed securities	1,072,783	$1,069,543	2.84%	3.67	176,008
Total debt securities	$1,236,152	$1,234,435	3.04%	3.74	$195,147

December 31, 2018
State, county and municipal securities	$149,670	$150,733	3.80%	3.92	$21,576
Corporate debt securities	67,123	67,314	4.75%	4.94	500
Mortgage-backed securities	982,183	974,376	2.84%	3.96	144,876
Total debt securities	$1,198,976	$1,192,423	3.07%	4.01	$166,952

Loans and Allowance for Loan Losses

At March 31, 2019, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $8.59 billion, a decrease of $28.8 million, or 0.3%, from $8.62 billion reported at December 31, 2018. Loans held for sale increased from $111.3 million at December 31, 2018 to $112.1 million at March 31, 2019. Legacy loans (excluding purchased loans and purchased loan pools) increased $95.9 million, or 1.7%, from $5.66 billion at December 31, 2018 to $5.76 billion at March 31, 2019, driven primarily by growth in the commercial real estate and commercial, financial and agricultural loan categories. Purchased loans decreased $116.6 million, or 4.5%, from $2.59 billion at December 31, 2018 to $2.47 billion at March 31, 2019, due to paydowns of $116.8 million, charge-offs of $184,000 and transfers to OREO of $2.5 million, partially offset by accretion of $2.9 million. Purchased loan pools decreased $8.9 million, or 3.4%, from $262.6 million at December 31, 2018 to $253.7 million at March 31, 2019 due primarily to payments on the portfolio of $8.6 million and premium amortization of $348,000 during the first three months of 2019.

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

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and ensure credit grade accuracy. Through the loan review process, the Company conducts (1) a loan portfolio summary analysis, (2) charge-off and recovery analysis, (3) trends in accruing problem loan analysis, and (4) problem and past-due loan analysis. This analysis process serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged off.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past-due loans, historical trends of charged off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for the probable incurred losses in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to the Company’s Board of Directors, which primarily focuses on risk by evaluating individual loans in certain risk categories. These categories have also been established by management and take the form of loan grades. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses.

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

At the end of the first quarter of 2019, the allowance for loan losses allocated to legacy loans totaled $26.2 million, or 0.45% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. The allowance for loan losses as a percentage of legacy loans was approximately flat from December 31, 2018 to March 31, 2019 as a decrease in the allowance for loan losses allocated to loans individually evaluated for impairment was offset by an increase in the allowance for loan losses allocated to loans collectively for impairment due to legacy loan growth. Our legacy nonaccrual loans decreased from $18.0 million at December 31, 2018 to $17.6 million at March 31, 2019. For the first three months of 2019, our legacy net charge off ratio as a percentage of average legacy loans increased to 0.27%, compared with 0.14% for the first three months of 2018. The total provision for loan losses for the first three months of 2019 was $3.4 million, increasing from $1.8 million recorded for the first three months of 2018. Our ratio of total nonperforming assets to total assets decreased from 0.55% at December 31, 2018 to 0.54% at March 31, 2019.

The balance of the allowance for loan losses allocated to all loans collectively evaluated for impairment increased 3.5%, or $828,000, during the first three months of 2019, while the balance of all loans collectively evaluated for impairment decreased 0.3%, or $21.3 million, during the same period. The decrease in the balance of all loans collectively evaluated for impairment is primarily attributable to paydowns on purchased loans, partially offset by growth in legacy loans. As a percentage of total loans collectively evaluated for impairment, the allowance allocated to those loans increased from 0.28% at December 31, 2018 to 0.30% at March 31, 2019.

The balance of the allowance for loan losses allocated to legacy loans collectively evaluated for impairment increased 3.7%, or $864,000, during the first three months of 2019, while the balance of legacy loans collectively evaluated for impairment increased 1.7%, or $95.8 million, during the same period. As a percentage of legacy loans collectively evaluated for impairment, the allowance allocated to those loans increased one basis point from 0.41% at December 31, 2018 to 0.42% at March 31, 2019 due to the consistency in the mix of loan and collateral types and the overall credit quality of the loan portfolio.

For the allowance allocated to loans collectively evaluated expressed as a percentage of loans evaluated collectively for impairment, the largest change for the first three months of 2019 was noted in the legacy consumer installment loan category, which increased from 0.83% at December 31, 2018 to 0.90% at March 31, 2019 due to increased net charge-offs for the category. We consider a four year loss rate on all loan categories. We adjust the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as volatile commodity prices for agriculture products, weather-related risks (droughts and hurricanes), growth rates of certain loan types and other factors management deems appropriate.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment decreased 19.9%, or $1.0 million, during the first three months of 2019, while the balance of loans individually evaluated for impairment decreased 5.0%, or $2.7 million, during the same period. The decrease in loan balances individually evaluated for impairment was primarily attributable to a decrease of $3.1 million in the purchased loans category. The decrease in the allowance for loan losses allocated to loans individually evaluated for impairment from December 31, 2018 to March 31, 2019 was primarily related to one loan which was specifically reserved for at December 31, 2018 and fully charged off during the quarter.

The following tables present an analysis of the allowance for loan losses as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Balance of allowance for loan losses at beginning of period	$28,819	$25,791
Provision charged to operating expense	3,408	1,801
Charge-offs:
Commercial, financial and agricultural	2,004	1,449
Real estate – construction and development	25	—
Real estate – commercial and farmland	1,253	142
Real estate – residential	20	198
Consumer installment	1,893	962
Purchased loans	184	121
Total charge-offs	5,379	2,872
Recoveries:
Commercial, financial and agricultural	1,065	656
Real estate – construction and development	1	114
Real estate – commercial and farmland	4	24
Real estate – residential	104	182
Consumer installment	164	67
Purchased loans	473	437
Total recoveries	1,811	1,480
Net charge-offs	3,568	1,392
Balance of allowance for loan losses at end of period	$28,659	$26,200

	As of and for the Three Months Ended March 31, 2019
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$26,166	$1,796	$697	$28,659
Net charge-offs (recoveries) for the period	3,857	(289)	—	3,568
Loan balances:
End of period	5,756,358	2,472,271	253,710	8,482,339
Average for the period	5,867,037	2,359,280	257,661	8,483,978
Net charge-offs as a percentage of average loans	0.27%	(0.05)%	0.00%	0.17%
Allowance for loan losses as a percentage of end of period loans	0.45%	0.07%	0.27%	0.34%

	As of and for the Three Months Ended March 31, 2018
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$22,384	$2,822	$994	$26,200
Net charge-offs (recoveries) for the period	1,708	(316)	—	1,392
Loan balances:
End of period	5,051,986	818,587	319,598	6,190,171
Average for the period	4,902,082	842,509	325,113	6,069,704
Net charge-offs as a percentage of average loans	0.14%	(0.15)%	0.00%	0.09%
Allowance for loan losses as a percentage of end of period loans	0.44%	0.34%	0.31%	0.42%

Loans Excluding Purchased Loans

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$1,382,907	$1,316,359
Real estate – construction and development	676,563	671,198
Real estate – commercial and farmland	1,894,937	1,814,529
Real estate – residential	1,365,482	1,403,000
Consumer installment	436,469	455,371
	$5,756,358	$5,660,457

The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

(dollars in thousands)	March 31, 2019	December 31, 2018
Municipal loans	$509,464	$510,600
Premium finance loans	487,980	410,381
Other commercial, financial and agricultural loans	385,463	395,378
	$1,382,907	$1,316,359

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $2.47 billion and $2.59 billion at March 31, 2019 and December 31, 2018, respectively. The decrease in purchased loans of $116.6 million, or 4.5%, resulted primarily from paydowns during the quarter. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $10.9 million and $9.5 million, at March 31, 2019 and December 31, 2018, respectively.

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

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	March 31, 2019	December 31, 2018
Commercial, financial and agricultural	$327,972	$372,686
Real estate – construction and development	239,413	227,900
Real estate – commercial and farmland	1,280,515	1,337,859
Real estate – residential	597,735	623,199
Consumer installment	26,636	27,188
	$2,472,271	$2,588,832

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of March 31, 2019, purchased loan pools totaled $253.7 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $252.0 million and $1.7 million of remaining purchase premium paid at acquisition. As of December 31, 2018, purchased loan pools totaled $262.6 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $697,000 and $732,000 of the allowance for loan losses to the purchased loan pools at March 31, 2019 and December 31, 2018, respectively.

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

Nonaccrual loans, excluding purchased loans, totaled $17.6 million at March 31, 2019, a decrease of $319,000, or 1.8%, from $18.0 million reported at December 31, 2018. Nonaccrual purchased loans totaled $23.8 million at March 31, 2019, a decrease of $261,000, or 1.1%, compared with $24.1 million at December 31, 2018. Nonaccrual loans within purchased loan pools totaled $400,000 at March 31, 2019, compared with no such loans at December 31, 2018. Accruing loans delinquent 90 days or more, excluding purchased loans, totaled $3.7 million at March 31, 2019, a decrease of $546,000, or 12.9%, compared with $4.2 million at December 31, 2018. At March 31, 2019, OREO, excluding purchased OREO, totaled $6.0 million, a decrease of $1.2 million, or 16.7%, compared with $7.2 million at December 31, 2018. Purchased OREO totaled $10.9 million at March 31, 2019, an increase of $1.3 million, or 13.9%, compared with $9.5 million at December 31, 2018. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2019, total non-performing assets as a percent of total assets decreased to 0.54% compared with 0.55% at December 31, 2018.

Non-performing assets at March 31, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans, excluding purchased loans	$17,633	$17,952
Nonaccrual purchased loans	23,846	24,107
Nonaccrual purchased loan pools	400	—
Accruing loans delinquent 90 days or more, excluding purchased loans	3,676	4,222
Accruing purchased loans delinquent 90 days or more	—	—
Foreclosed assets, excluding purchased assets	6,014	7,218
Purchased other real estate owned	10,857	9,535
Total non-performing assets	$62,426	$63,034

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of March 31, 2019 and December 31, 2018, the Company had a balance of $12.9 million and $11.1 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at March 31, 2019 and December 31, 2018:

March 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$116	14	$138
Real estate – construction and development	4	142	1	2
Real estate – commercial and farmland	13	2,954	4	450
Real estate – residential	78	8,240	19	832
Consumer installment	5	11	22	63
Total	103	$11,463	60	$1,485

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2019 and December 31, 2018:

March 31, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$145	8	$109
Real estate – construction and development	5	143	—	—
Real estate – commercial and farmland	16	3,158	1	246
Real estate – residential	75	7,510	22	1,562
Consumer installment	18	42	9	33
Total	123	$10,998	40	$1,950

December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$282	9	$112
Real estate – construction and development	5	147	1	—
Real estate – commercial and farmland	14	3,043	1	246
Real estate – residential	65	5,756	26	1,406
Consumer installment	18	36	12	49
Total	112	$9,264	49	$1,813

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2019 and December 31, 2018:

March 31, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	1	$55
Forbearance of interest	9	1,339	7	617
Forgiveness of principal	1	681	—	—
Forbearance of principal	11	2,339	4	70
Rate reduction only	12	1,180	1	55
Rate reduction, forbearance of interest	28	2,406	11	318
Rate reduction, forbearance of principal	13	1,357	30	170
Rate reduction, forgiveness of interest	29	2,161	5	199
Rate reduction, forgiveness of principal	—	—	1	1
Total	103	$11,463	60	$1,485

December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	1	$55
Forbearance of interest	9	1,361	5	509
Forgiveness of principal	1	686	—	—
Forbearance of principal	6	360	4	75
Rate reduction only	11	1,155	1	56
Rate reduction, forbearance of interest	27	2,149	13	618
Rate reduction, forbearance of principal	15	1,384	32	175
Rate reduction, forgiveness of interest	30	2,228	5	264
Rate reduction, forgiveness of principal	—	—	1	2
Total	99	$9,323	62	$1,754

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2019 and December 31, 2018:

March 31, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$535	2	$165
Raw land	6	431	1	2
Hotel and motel	1	252	1	246
Office	1	159	—	—
Retail, including strip centers	6	1,956	—	—
1-4 family residential	78	8,032	20	871
Automobile/equipment/CD	7	98	34	186
Livestock	—	—	1	14
Unsecured	—	—	1	1
Total	103	$11,463	60	$1,485

December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$544	1	$137
Raw land	7	435	1	2
Hotel and motel	1	260	1	246
Office	1	161	—	—
Retail, including strip centers	6	1,980	—	—
1-4 family residential	71	5,835	21	1,161
Automobile/equipment/CD	8	108	36	188
Livestock	—	—	1	18
Unsecured	—	—	1	2
Total	99	$9,323	62	$1,754

As of March 31, 2019 and December 31, 2018, the Company had a balance of $22.3 million and $22.2 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at March 31, 2019 and December 31, 2018:

March 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$29
Real estate – construction and development	4	1,011	4	268
Real estate – commercial and farmland	12	6,104	7	1,577
Real estate – residential	119	12,297	21	917
Consumer installment	—	—	7	50
Total	136	$19,443	42	$2,841

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2019 and December 31, 2018:

March 31, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$58	1	$3
Real estate – construction and development	7	1,277	1	2
Real estate – commercial and farmland	16	7,252	3	428
Real estate – residential	113	10,723	27	2,491
Consumer installment	4	19	3	31
Total	143	$19,329	35	$2,955

December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$63	—	$—
Real estate – construction and development	8	1,305	1	3
Real estate – commercial and farmland	17	7,576	2	271
Real estate – residential	106	10,040	33	2,916
Consumer installment	3	14	1	3
Total	138	$18,998	37	$3,193

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2019 and December 31, 2018:

March 31, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$457	9	$1,398
Forbearance of principal	6	2,329	4	233
Forbearance of principal, extended amortization	—	—	1	250
Rate reduction only	70	10,746	6	236
Rate reduction, forbearance of interest	24	2,293	13	332
Rate reduction, forbearance of principal	9	1,740	7	263
Rate reduction, forgiveness of interest	22	1,878	2	129
Total	136	$19,443	42	$2,841

December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$224	10	$1,751
Forbearance of principal	6	2,368	3	226
Forbearance of principal, extended amortization	—	—	1	258
Rate reduction only	73	10,911	6	285
Rate reduction, forbearance of interest	24	2,304	14	356
Rate reduction, forbearance of principal	8	1,635	6	368
Rate reduction, forgiveness of interest	16	1,298	3	207
Total	132	$18,740	43	$3,451

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at March 31, 2019 and December 31, 2018:

March 31, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$354	—	$—
Raw land	2	870	5	653
Hotel and motel	1	144	—	—
Office	2	410	2	445
Retail, including strip centers	5	3,848	—	—
1-4 family residential	122	12,600	23	1,453
Church	1	1,186	1	196
Automobile/equipment/CD	1	31	11	94
Total	136	$19,443	42	$2,841

December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$356	—	$—
Raw land	2	873	6	718
Hotel and motel	1	145	—	—
Office	2	419	2	457
Retail, including strip centers	5	3,882	—	—
1-4 family residential	118	11,837	26	2,009
Church	1	1,197	1	201
Automobile/equipment/CD	1	31	8	65
Total	132	$18,740	43	$3,450

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

As of March 31, 2019, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2019 and December 31, 2018. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$915,976	11%	$899,097	11%
Multi-family loans	288,583	3%	276,528	3%
Nonfarm non-residential loans (excluding owner occupied)	1,720,553	20%	1,694,267	20%
Total CRE Loans (excluding owner occupied)	2,925,112	34%	2,869,892	34%
All other loan types	5,557,227	66%	5,642,022	66%
Total Loans	$8,482,339	100%	$8,511,914	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of March 31, 2019 and December 31, 2018:

	Internal Limit	Actual
		March 31, 2019	December 31, 2018
Construction and development loans	100%	77%	78%
Total CRE loans (excluding owner occupied)	300%	246%	249%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At March 31, 2019, the Company’s short-term investments were $712.2 million, compared with $507.5 million at December 31, 2018. At March 31, 2019, the Company had $40.0 million in federal funds sold and $672.2 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at March 31, 2019 and December 31, 2018 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of $31,000 at March 31, 2019 and an asset of $102,000 at December 31, 2018.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $5.1 million and $2.5 million at March 31, 2019 and December 31, 2018, respectively, and a liability of $1.3 million at both March 31, 2019 and December 31, 2018.

No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

Common Stock Repurchase Program

On October 25, 2018, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur within the succeeding twelve months, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2019, no shares of the Company's common stock had been repurchased under the program.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules defined a new capital measure called "Common Equity Tier 1" ("CET1"), established that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, defined Common Equity Tier 1, established a capital conservation buffer and expanded the scope of the adjustments as compared with existing regulations. The capital conservation buffer is being increased by 0.625% per year until reaching 2.50% by 2019. The capital conservation buffer was being phased in from 0.0% for 2015 to, 0.625% for 2016, 1.25% for 2017, 1.875% for 2018, and 2.50% for 2019. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

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

b) The “CET1 Ratio” is defined as Common equity tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a CET1 ratio greater than or equal to 4.50% (7.00% including the 2.50% capital conservation buffer for 2019; 6.375% including the 1.875% capital conservation buffer for 2018). For a bank to be considered “well capitalized,” it must maintain a CET1 ratio greater than or equal to 6.50%.

c) The “Tier 1 Capital Ratio” is defined as Tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a Tier 1 capital ratio greater than or equal to 6.00% (8.50% including the 2.50% capital conservation buffer for 2019; 7.875% including the 1.875% capital conservation buffer for 2018). For a bank to be considered “well capitalized,” it must maintain a Tier 1 capital ratio greater than or equal to 8.00%.

d) The “Total Capital Ratio” is defined as total capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00% (10.50% including the 2.50% capital conservation buffer for 2019; 9.875% including the 1.875% capital conservation buffer for 2018). For a bank to be considered “well capitalized,” it must maintain a total capital ratio greater than or equal to 10.00%.

As of March 31, 2019, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.43%	9.17%
Ameris Bank	10.69%	10.46%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.57%	10.07%
Ameris Bank	13.12%	12.66%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.58%	11.07%
Ameris Bank	13.12%	12.66%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	12.74%	12.23%
Ameris Bank	13.45%	12.98%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2019 and December 31, 2018, the net carrying value of the Company’s other borrowings was $151.5 million and $151.8 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment securities available for sale to total deposits	12.60%	12.36%	12.66%	13.17%	13.16%
Loans (net of unearned income) to total deposits	86.55%	88.21%	92.90%	96.91%	96.03%
Interest-earning assets to total assets	90.63%	90.43%	90.48%	90.35%	92.15%
Interest-bearing deposits to total deposits	71.91%	73.88%	74.58%	73.11%	71.02%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2019 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At March 31, 2019, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of $31,000 at March 31, 2019 and an asset of $102,000 at December 31, 2018.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $5.1 million and $2.5 million at March 31, 2019 and December 31, 2018, respectively, and a liability of $1.3 million at both March 31, 2019 and December 31, 2018.

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

During the quarter ended March 31, 2019, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2019 through January 31, 2019	6,130	$31.67	—	$100,000,000
February 1, 2019 through February 28, 2019	20,004	$40.20	—	$100,000,000
March 1, 2019 through March 31, 2019	—	$—	—	$100,000,000
Total	26,134	$38.20	—	$100,000,000

(1)
The shares purchased from January 1, 2019 through March 31, 2019 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

(2)
On October 25, 2018, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur within the succeeding twelve months, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2019, no shares of the Company's common stock had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 7, 2019, the Company and the Bank entered into a Severance Protection and Restrictive Covenants Agreement (each, a “Severance Agreement”) with each of the executive officers of the Company identified in the Company’s definitive proxy statement in connection with its 2019 annual meeting of shareholders, as filed with the Securities and Exchange Commission on April 1, 2019, including, among others, Dennis J. Zember Jr., President and Chief Executive Officer, Nicole S. Stokes, Executive Vice President and Chief Financial Officer, Lawton E. Bassett, III, Executive Vice President and Banking Group President, Jon S. Edwards, Executive Vice President and Chief Credit Officer, and James A. LaHaise, Executive Vice President and Chief Strategy Officer. In the case of each executive officer other than Ms. Stokes, the Severance Agreement replaces and supersedes his or her prior employment or severance agreement, which automatically terminated with the execution of the Severance Agreement. The Severance Agreements were entered into following a review of executive compensation matters conducted by the Compensation Committee of the Board of Directors of the Company during which the Compensation Committee determined to provide similar terms to all executive officers for the payment of severance and other benefits upon any termination of their employment.

Each Severance Agreement provides that, in the event of termination of the executive’s employment by the Company without “cause” or by the executive for “good reason,” the Company will pay to the executive, in addition to certain accrued but unpaid amounts, (i) equal semi-monthly installments for two years in accordance with the Company’s normal payroll practices, totaling two times the sum of (A) the executive’s base salary and (B) the executive’s target cash bonus opportunity for the year in which the termination of employment occurred; (ii) a pro-rata portion of the cash bonus, if any, that the executive would have earned for the year during which the termination of employment occurred, based on the achievement of applicable performance goals; and (iii) reimbursement for any monthly COBRA premium paid for a period of as many as eighteen months. If a termination without “cause” or for “good reason” occurs at the time of, or within one year after, a “change of control” of the Company, then the amounts described in clause (i) will be paid in a lump sum instead of installments.

In the event of termination of the executive’s employment on account of the executive’s death or disability, the executive (or his or her estate or beneficiaries, as the case may be) will be entitled to receive, in addition to certain accrued but unpaid amounts, a pro-rata portion of the cash bonus, if any, that the executive would have otherwise earned for the year during which the termination of employment occurred, based on the achievement of applicable performance goals.

Each Severance Agreement also includes certain restrictive covenants that limit the executive’s ability to compete with the Company and the Bank and to solicit, or attempt to solicit, certain customers and employees for a period of two years after termination or to divulge certain confidential information concerning the Company or the Bank for any purpose other than as necessary in the executive’s performance of his or her duties.

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

10.1*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101
The following financial statements from Ameris Bancorp’s Form 10-Q for the quarter ended March 31, 2019, formatted as interactive data files in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2019	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)