Form 10-Q
period 2019-06-30
Ameris Bancorp
filed 2019-08-09
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1456434
(State of incorporation)	(IRS Employer ID No.)

310 First Street, S.E.
Moultrie,	Georgia	31768
(Address of principal executive offices)

(229)	890-1111
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

 There were 69,519,889 shares of Common Stock outstanding as of August 1, 2019.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$151,186	$172,036
Federal funds sold and interest-bearing deposits in banks	186,969	507,491
Cash and cash equivalents	338,155	679,527

Time deposits in other banks	748	10,812
Investment securities available for sale, at fair value	1,273,244	1,192,423
Other investments	32,481	14,455
Loans held for sale (includes loans at fair value of $196,300 and $111,298, respectively)	261,073	111,298

Loans	6,522,448	5,660,457
Purchased loans	2,286,425	2,588,832
Purchased loan pools	240,997	262,625
Loans, net of unearned income	9,049,870	8,511,914
Allowance for loan losses	(31,793)	(28,819)
Loans, net	9,018,077	8,483,095

Other real estate owned, net	5,169	7,218
Purchased other real estate owned, net	9,506	9,535
Total other real estate owned, net	14,675	16,753

Premises and equipment, net	141,378	145,410
Goodwill	501,140	503,434
Other intangible assets, net	52,437	58,689
Cash value of bank owned life insurance	105,064	104,096
Deferred income taxes, net	30,812	35,126
Other assets	120,052	88,397
Total assets	$11,889,336	$11,443,515

Liabilities
Deposits:
Noninterest-bearing	$2,771,443	$2,520,016
Interest-bearing	6,810,927	7,129,297
Total deposits	9,582,370	9,649,313
Securities sold under agreements to repurchase	3,307	20,384
Other borrowings	564,636	151,774
Subordinated deferrable interest debentures	89,871	89,187
FDIC loss-share payable, net	20,596	19,487
Other liabilities	91,435	57,023
Total liabilities	10,352,215	9,987,168

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018)	—	—
Common stock, par value $1 (100,000,000 shares authorized; 49,099,332 and 49,014,925 shares issued at June 30, 2019 and December 31, 2018, respectively)	49,099	49,015
Capital surplus	1,053,500	1,051,584
Retained earnings	446,182	377,135
Accumulated other comprehensive income (loss), net of tax	16,462	(4,826)
Treasury stock, at cost (1,837,748 shares and 1,514,984 shares at June 30, 2019 and December 31, 2018, respectively)	(28,122)	(16,561)
Total shareholders’ equity	1,537,121	1,456,347
Total liabilities and shareholders’ equity	$11,889,336	$11,443,515

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$117,010	$82,723	$229,411	$155,990
Interest on taxable securities	9,383	6,321	18,426	11,528
Interest on nontaxable securities	102	179	258	501
Interest on deposits in other banks and federal funds sold	2,533	723	5,862	1,439
Total interest income	129,028	89,946	253,957	169,458

Interest expense
Interest on deposits	23,454	7,794	45,138	14,566
Interest on other borrowings	3,923	6,153	7,773	10,092
Total interest expense	27,377	13,947	52,911	24,658

Net interest income	101,651	75,999	201,046	144,800
Provision for loan losses	4,668	9,110	8,076	10,911
Net interest income after provision for loan losses	96,983	66,889	192,970	133,889

Noninterest income
Service charges on deposit accounts	12,168	10,613	23,814	20,841
Mortgage banking activity	18,523	15,403	33,200	27,689
Other service charges, commissions and fees	793	697	1,561	1,416
Net gain (loss) on securities	69	(123)	135	(86)
Other noninterest income	3,683	4,717	7,297	7,911
Total noninterest income	35,236	31,307	66,007	57,771

Noninterest expense
Salaries and employee benefits	38,441	39,776	76,811	71,865
Occupancy and equipment expense	7,834	6,390	16,038	12,588
Data processing and communications expenses	8,388	6,439	16,779	13,574
Credit resolution-related expenses	979	1,045	1,890	1,594
Advertising and marketing expense	1,987	1,256	3,728	2,485
Amortization of intangible assets	3,121	2,252	6,253	3,186
Merger and conversion charges	3,475	18,391	5,532	19,226
Other noninterest expenses	17,026	10,837	29,645	20,966
Total noninterest expense	81,251	86,386	156,676	145,484

Income before income tax expense	50,968	11,810	102,301	46,176
Income tax expense	12,064	2,423	23,492	10,129
Net income	38,904	9,387	78,809	36,047

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $4,765, ($482), $5,793 and ($2,982)	17,927	(1,814)	21,794	(11,217)
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $13, $0, $25 and $8	(48)	—	(94)	(29)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of ($64), $17, ($110) and $92	(239)	66	(412)	347
Other comprehensive income (loss)	17,640	(1,748)	21,288	(10,899)
Total comprehensive income	$56,544	$7,639	$100,097	$25,148

Basic earnings per common share	$0.82	$0.24	$1.66	$0.93
Diluted earnings per common share	$0.82	$0.24	$1.66	$0.92
Weighted average common shares outstanding (in thousands)
Basic	47,311	39,432	47,354	38,703
Diluted	47,338	39,710	47,395	38,981
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2019

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	49,126,427	$49,126	$1,053,190	$412,005	$(1,178)	1,541,118	$(17,559)	$1,495,584
Issuance of restricted shares	13,328	13	(13)	—	—	—	—	—
Forfeitures of restricted shares	(40,423)	(40)	(484)	—	—	—	—	(524)
Share-based compensation	—	—	807	—	—	—	—	807
Purchase of treasury shares	—	—	—	—	—	296,630	(10,563)	(10,563)
Net income	—	—	—	38,904	—	—	—	38,904
Dividends on common shares ($0.10 per share)	—	—	—	(4,727)	—	—	—	(4,727)
Other comprehensive income (loss) during the period	—	—	—	—	17,640	—	—	17,640
Balance at end of period	49,099,332	$49,099	$1,053,500	$446,182	$16,462	1,837,748	$(28,122)	$1,537,121

	Six Months Ended June 30, 2019

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347
Issuance of restricted shares	117,122	116	799	—	—	—	—	915
Forfeitures of restricted shares	(40,423)	(40)	(484)	—	—	—	—	(524)
Proceeds from exercise of stock options	7,708	8	46	—	—	—	—	54
Share-based compensation	—	—	1,555	—	—	—	—	1,555
Purchase of treasury shares	—	—	—	—	—	322,764	(11,561)	(11,561)
Net income	—	—	—	78,809	—	—	—	78,809
Dividends on common shares ($0.20 per share)	—	—	—	(9,486)	—	—	—	(9,486)
Cumulative effect of change in accounting for leases	—	—	—	(276)	—	—	—	(276)
Other comprehensive income (loss) during the period	—	—	—	—	21,288	—	—	21,288
Balance at end of period	49,099,332	$49,099	$1,053,500	$446,182	$16,462	1,837,748	$(28,122)	$1,537,121

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2018

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	39,819,918	$39,820	$559,040	$296,366	$(10,823)	1,492,837	$(15,459)	$868,944
Issuance of common stock for acquisitions	9,179,905	9,180	487,936	—	—	—	—	497,116
Issuance of restricted shares	8,100	8	(8)	—	—	—	—	—
Forfeitures of restricted shares	(472)	—	—	—	—	—	—	—
Proceeds from exercise of stock options	4,499	4	29	—	—	—	—	33
Share-based compensation	—	—	2,286	—	—	—	—	2,286
Purchase of treasury shares	—	—	—	—	—	451	(25)	(25)
Net income	—	—	—	9,387	—	—	—	9,387
Dividends on common shares ($0.10 per share)	—	—	—	(4,097)	—	—	—	(4,097)
Other comprehensive income (loss) during the period	—	—	—	—	(1,748)	—	—	(1,748)
Balance at end of period	49,011,950	$49,012	$1,049,283	$301,656	$(12,571)	1,493,288	$(15,484)	$1,371,896

	Six Months Ended June 30, 2018

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	38,734,873	$38,735	$508,404	$273,119	$(1,280)	1,474,861	$(14,499)	$804,479
Issuance of common stock for acquisitions	10,124,491	10,124	537,003	—	—	—	—	547,127
Issuance of restricted shares	85,855	86	(86)	—	—	—	—	—
Forfeitures of restricted shares	(472)	—	—	—	—	—	—	—
Proceeds from exercise of stock options	67,203	67	779	—	—	—	—	846
Share-based compensation	—	—	3,183	—	—	—	—	3,183
Purchase of treasury shares	—	—	—	—	—	18,427	(985)	(985)
Net income	—	—	—	36,047	—	—	—	36,047
Dividends on common shares ($0.20 per share)	—	—	—	(7,930)	—	—	—	(7,930)
Reclassification of stranded income tax effects	—	—	—	392	(392)	—	—	—
Cumulative effect of change in accounting for derivatives	—	—	—	28	—	—	—	28
Other comprehensive income (loss) during the period	—	—	—	—	(10,899)	—	—	(10,899)
Balance at end of period	49,011,950	$49,012	$1,049,283	$301,656	$(12,571)	1,493,288	$(15,484)	$1,371,896

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$78,809	$36,047
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	5,292	4,546
Net losses on sale or disposal of premises and equipment including write-downs	70	91
Net write-downs on other assets	3,580	—
Provision for loan losses	8,076	10,911
Net losses on sale of other real estate owned including write-downs	84	385
Share-based compensation expense	1,514	4,151
Amortization of intangible assets	6,253	3,186
Amortization of operating lease right-of-use assets	3,029	—
Provision for deferred taxes	3,962	(1,448)
Net amortization of investment securities available for sale	1,653	2,896
Net (gain) loss on securities	(135)	86
Accretion of discount on purchased loans	(6,125)	(4,340)
Amortization of premium on purchased loan pools	673	1,016
Accretion on other borrowings	41	65
Accretion on subordinated deferrable interest debentures	684	661
Originations of mortgage loans held for sale	(798,429)	(882,484)
Payments received on mortgage loans held for sale	488	773
Proceeds from sales of mortgage loans held for sale	745,876	778,216
Net gains on sale of mortgage loans held for sale	(27,222)	(16,860)
Originations of SBA loans	(33,191)	(16,246)
Proceeds from sales of SBA loans	29,952	21,038
Net gains on sale of SBA loans	(2,476)	(1,840)
Increase in cash surrender value of bank owned life insurance	(968)	(782)
Changes in FDIC loss-share payable, net of cash payments	3,431	1,611
Change attributable to other operating activities	3,955	2,856
Net cash provided by (used in) operating activities	28,876	(55,465)

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	10,064	—
Purchases of securities available for sale	(219,352)	(155,476)
Proceeds from prepayments and maturities of securities available for sale	99,408	69,948
Proceeds from sales of securities available for sale	64,995	46,437
Net (increase) decrease in other investments	(17,949)	9,171
Net increase in loans, excluding purchased loans	(880,247)	(361,575)
Payments received on purchased loans	245,411	108,727
Payments received on purchased loan pools	20,955	37,742
Purchases of premises and equipment	(4,610)	(3,066)
Proceeds from sales of premises and equipment	762	507
Proceeds from sales of other real estate owned	4,854	5,875
Payments paid to FDIC under loss-share agreements	(2,322)	(1,017)
Net cash and cash equivalents received in acquisitions	—	52,016
Net cash used in investing activities	(678,031)	(190,711)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Financing Activities, net of effects of business combinations
Net decrease in deposits	$(66,943)	$(28,861)
Net decrease in securities sold under agreements to repurchase	(17,077)	(19,636)
Proceeds from other borrowings	415,000	1,150,000
Repayment of other borrowings	(2,179)	(753,579)
Proceeds from exercise of stock options	54	846
Dividends paid - common stock	(9,511)	(7,558)
Purchase of treasury shares	(11,561)	(985)
Net cash provided by financing activities	307,783	340,227

Net (decrease) increase in cash and cash equivalents	(341,372)	94,051
Cash and cash equivalents at beginning of period	679,527	330,658
Cash and cash equivalents at end of period	$338,155	$424,709

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$51,250	$23,213
Income taxes	21,377	4,018
Loans (excluding purchased loans) transferred to other real estate owned	443	1,691
Purchased loans transferred to other real estate owned	2,432	536
Loans transferred from loans held for sale to loans held for investment	—	180,750
Loans transferred from loans held for investment to loans held for sale	64,773	2,796
Loans provided for the sales of other real estate owned	144	53
Initial recognition of operating lease right-of-use assets	27,286	—
Initial recognition of operating lease liabilities	29,651	—
Right-of-use assets obtained in exchange for new operating lease liabilities	262	—
Assets acquired in business acquisitions	373	3,058,197
Liabilities assumed in business acquisitions	(1,922)	2,408,837
Issuance of common stock in acquisitions	—	547,127
Change in unrealized gain (loss) on securities available for sale, net of tax	21,700	(11,585)
Change in unrealized gain (loss) on cash flow hedge, net of tax	(412)	294

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Moultrie, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2019, the Bank operated 114 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The reserve requirement as of June 30, 2019 and December 31, 2018 was $62.0 million and $61.2 million, respectively, and was met by cash on hand which is reported on the Company's consolidated balance sheets in cash and due from banks.

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

The Company has established a steering committee which includes the appropriate members of management to evaluate the impact this ASU will have on Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments. An evaluation of accounting policies is in progress and it has been determined that current policy elections will need to be modified. This committee has contracted with the Company's software vendor of choice for implementation, has established an implementation timeline, conducts regular meetings to monitor the project's status, and continues to stay current on implementation issues and concerns. During the third quarter of 2018, work began with the software vendor to source and test required data feeds. During the fourth quarter of 2018, work with the software vendor continued with sourcing of required data from the Company's loan systems and testing of data feeds. Additionally, the committee has engaged a leading international accounting professional services firm to assist management with the technical accounting, internal control, and project management aspects of the Company's CECL implementation. During the first quarter of 2019, the four following CECL work streams have been established: accounting and reporting; credit risk modeling; systems and data; and processes and controls. Significant attention has been devoted to each of these areas detailing current processes, determining areas requiring attention, and developing timelines to address those areas. Identification of financial assets in scope for ASU 2016-13 is substantially complete. During the second quarter of 2019, preliminary modeling exercises were performed.. The Company continues to evaluate the potential impact of CECL considering various economic conditions and modeling techniques. Data and model validation is planned for the third quarter of 2019, as is additional work related to financial reporting disclosures and accounting policies.
NOTE 2 – SUBSEQUENT EVENT

On July 1, 2019, the Company completed its acquisition of Fidelity Southern Corporation ("Fidelity"), a bank holding company headquartered in Atlanta, Georgia. Upon consummation of the acquisition, Fidelity was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Fidelity's wholly owned banking subsidiary, Fidelity Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence in Georgia and Florida, as Fidelity Bank had a total of 62 branches, 46 of which were located in Georgia and 16 of which were located in Florida. Under the terms of the merger agreement, Fidelity's shareholders received 0.80 shares of Ameris common stock for each share of Fidelity common stock they previously held. As a result, the Company issued approximately 22.2 million common shares at a fair value of $869.3 million to the former shareholders of Fidelity as merger consideration. Additional disclosures required by ASC 805, Business Combinations, with respect to the acquisition have been omitted because the information needed for the disclosures is not currently available due to the close proximity of closing of this transaction with the date these financial statements are being issued. At June 30, 2019, Fidelity reported total assets of $4.78 billion, gross loans of $3.92 billion and deposits of $4.04 billion. The purchase price will be allocated among the net assets of Fidelity acquired as appropriate, with the remaining balance being reported as goodwill. For the six months ended June 30, 2019, the Company recognized approximately $4.3 million in merger and conversion charges related to the Fidelity acquisition.

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

The following table presents the assets acquired and liabilities assumed of Hamilton as of June 29, 2018, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company finalized its fair value adjustments during the second quarter of 2019.

(dollars in thousands)	As Recorded by Hamilton	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$14,405	$—		$(478)	(j)	$13,927
Federal funds sold and interest-bearing deposits in banks	102,156	—		—		102,156
Time deposits in other banks	11,558	—		—		11,558
Investment securities	288,206	(2,376)	(a)	—		285,830
Other investments	2,094	—		—		2,094
Loans	1,314,264	(15,528)	(b)	(5,550)	(k)	1,293,186
Less allowance for loan losses	(11,183)	11,183	(c)	—		—
Loans, net	1,303,081	(4,345)		(5,550)		1,293,186
Other real estate owned	847	—		—		847
Premises and equipment	27,483	—		1,488	(l)	28,971
Other intangible assets, net	18,755	(2,755)	(d)	7,610	(m)	23,610
Cash value of bank owned life insurance	4,454	—		—		4,454
Deferred income taxes, net	12,445	(6,308)	(e)	3,942	(n)	10,079
Other assets	13,053	—		(2,098)	(o)	10,955
Total assets	$1,798,537	$(15,784)		$4,914		$1,787,667
Liabilities
Deposits:
Noninterest-bearing	$381,039	$—		$—		$381,039
Interest-bearing	1,201,324	(1,896)	(f)	4,783	(p)	1,204,211
Total deposits	1,582,363	(1,896)		4,783		1,585,250
Other borrowings	10,687	(66)	(g)	286	(q)	10,907
Subordinated deferrable interest debenture	3,093	(658)	(h)	(143)	(r)	2,292
Other liabilities	10,460	2,391	(i)	—		12,851
Total liabilities	1,606,603	(229)		4,926		1,611,300
Net identifiable assets acquired over (under) liabilities assumed	191,934	(15,555)		(12)		176,367
Goodwill	—	220,713		55		220,768
Net assets acquired over liabilities assumed	$191,934	$205,158		$43		$397,135
Consideration:
Ameris Bancorp common shares issued	6,548,385
Price per share of the Company's common stock	$53.35
Company common stock issued	$349,356
Cash exchanged for shares	$47,779
Fair value of total consideration transferred	$397,135
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

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

Goodwill of $220.8 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Hamilton acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $1.29 billion of loans at fair value, net of $21.1 million, or 1.60%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $15.4 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$21,223
Non-accretable difference	(5,062)
Cash flows expected to be collected	16,161
Accretable yield	(794)
Total purchased credit-impaired loans acquired	$15,367

The following table presents the acquired loan data for the Hamilton acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$15,367	$21,223	$5,062
Acquired receivables not subject to ASC 310-30	$1,277,819	$1,441,534	$—

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

The following table presents the assets acquired and liabilities assumed of Atlantic as of May 25, 2018, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company finalized its fair value adjustments during the second quarter of 2019.

(dollars in thousands)	As Recorded by Atlantic	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$3,990	$—		$—		$3,990
Federal funds sold and interest-bearing deposits in banks	22,149	—		—		22,149
Investment securities	35,186	(60)	(a)	—		35,126
Other investments	9,576	—		—		9,576
Loans held for sale	358	—		—		358
Loans	777,605	(19,423)	(b)	(2,478)	(k)	755,704
Less allowance for loan losses	(8,573)	8,573	(c)	—		—
Loans, net	769,032	(10,850)		(2,478)		755,704
Other real estate owned	1,837	(796)	(d)	—		1,041
Premises and equipment	12,591	(1,695)	(e)	(161)	(l)	10,735
Other intangible assets, net	—	5,937	(f)	1,551	(m)	7,488
Cash value of bank owned life insurance	18,182	—		—		18,182
Deferred income taxes, net	5,782	709	(g)	1,220	(n)	7,711
Other assets	3,604	(634)	(h)	(11)	(o)	2,959
Total assets	$882,287	$(7,389)		$121		$875,019
Liabilities
Deposits:
Noninterest-bearing	$69,761	$—		$—		$69,761
Interest-bearing	514,935	(554)	(i)	1,025	(p)	515,406
Total deposits	584,696	(554)		1,025		585,167
Other borrowings	204,475	—		—		204,475
Other liabilities	8,367	(13)	(j)	(1,922)	(q)	6,432
Total liabilities	797,538	(567)		(897)		796,074
Net identifiable assets acquired over (under) liabilities assumed	84,749	(6,822)		1,018		78,945
Goodwill	—	91,360		(1,018)		90,342
Net assets acquired over liabilities assumed	$84,749	$84,538		$—		$169,287
Consideration:
Ameris Bancorp common shares issued	2,631,520
Price per share of the Company's common stock	$56.15
Company common stock issued	$147,760
Cash exchanged for shares	$21,527
Fair value of total consideration transferred	$169,287
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

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

(h)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other assets.

(i)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.

(j)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other liabilities.

(k)	Adjustment reflects additional recording of fair value adjustments of the acquired loan portfolio.

(l)	Adjustment reflects additional recording of fair value adjustment to premises and equipment.

(m)	Adjustment reflects additional recording of fair value adjustments to the core deposit intangible on the acquired core deposit accounts.

(n)
Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.

(o)	Adjustment reflects additional fair value adjustments on acquired other assets.

(p)	Adjustment reflects additional fair value adjustments on the acquired deposits.

(q)	Adjustment reflects additional fair value adjustments on acquired other liabilities.

Goodwill of $90.3 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Atlantic acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

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

During the second quarter of 2018, the Company recorded $2.0 million in other noninterest income in the consolidated statements of income and comprehensive income to reflect a decrease in the estimated contingent consideration liability. During the fourth quarter of 2018, the Company recorded $2.5 million in other noninterest income in the consolidated statements of income and comprehensive income to reflect a further decrease in the estimated contingent consideration liability. These decreases in the estimated contingent consideration liability were based on projected results of the premium finance division for the entire measurement period from January 1, 2018 through June 30, 2019. No additional adjustment to the estimated contingent consideration liability was considered necessary for the first six months of 2019.

Pro Forma Financial Information

The results of operations of Hamilton, Atlantic and USPF subsequent to their acquisition dates are included in the Company’s consolidated statements of income and comprehensive income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2018, unadjusted for potential cost savings.

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands, except per share data; shares in thousands)	2018	2018
Net interest income and noninterest income	$132,540	$255,652
Net income	$14,603	$49,506
Net income available to common shareholders	$14,603	$49,506
Income per common share available to common shareholders – basic	$0.31	$1.04
Income per common share available to common shareholders – diluted	$0.31	$1.04
Average number of shares outstanding, basic	47,398	47,412
Average number of shares outstanding, diluted	47,676	47,689

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
State, county and municipal securities	$99,888	$2,148	$(3)	$102,033
Corporate debt securities	56,876	1,009	(39)	57,846
Mortgage-backed securities	1,095,566	19,637	(1,838)	1,113,365
Total debt securities	$1,252,330	$22,794	$(1,880)	$1,273,244

December 31, 2018
State, county and municipal securities	$149,670	$1,367	$(304)	$150,733
Corporate debt securities	67,123	718	(527)	67,314
Mortgage-backed securities	982,183	4,172	(11,979)	974,376
Total debt securities	$1,198,976	$6,257	$(12,810)	$1,192,423

The amortized cost and estimated fair value of available for sale securities at June 30, 2019 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are shown separately.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,583	$12,627
Due from one year to five years	64,555	65,511
Due from five to ten years	60,791	62,583
Due after ten years	18,835	19,158
Mortgage-backed securities	1,095,566	1,113,365
	$1,252,330	$1,273,244

Securities with a carrying value of approximately $449.8 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at June 30, 2019, compared with $510.0 million at December 31, 2018.

The following table details the gross unrealized losses and estimated fair value of securities aggregated by category and duration of continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2019
State, county and municipal securities	$—	$—	$3,830	$(3)	$3,830	$(3)
Corporate debt securities	1,476	(24)	8,615	(15)	10,091	(39)
Mortgage-backed securities	29,924	(38)	191,516	(1,800)	221,440	(1,838)
Total debt securities	$31,400	$(62)	$203,961	$(1,818)	$235,361	$(1,880)

December 31, 2018
State, county and municipal securities	$23,784	$(52)	$33,873	$(252)	$57,657	$(304)
Corporate debt securities	17,291	(111)	17,952	(416)	35,243	(527)
Mortgage-backed securities	119,745	(580)	435,749	(11,399)	555,494	(11,979)
Total debt securities	$160,820	$(743)	$487,574	$(12,067)	$648,394	$(12,810)

As of June 30, 2019, the Company’s securities portfolio consisted of 485 securities, 107 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At June 30, 2019, the Company held 99 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

At June 30, 2019, the Company held three state, county and municipal securities and five corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

The Company’s investments in corporate debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at June 30, 2019 or December 31, 2018.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk. Furthermore, the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2019, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2019, these investments are not considered impaired on an other-than-temporary basis.

At June 30, 2019 and December 31, 2018, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the six months ended June 30, 2019 and 2018:

(dollars in thousands)	June 30, 2019	June 30, 2018
Gross gains on sales of securities	$522	$332
Gross losses on sales of securities	(464)	(295)
Net realized gains on sales of securities available for sale	$58	$37

Sales proceeds	$64,995	$46,437

Total gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the six months ended June 30, 2019 and 2018:

(dollars in thousands)	June 30, 2019	June 30, 2018
Net realized gains on sales of securities available for sale	$58	$37
Unrealized holding gains on equity securities	15	(123)
Net realized gains on sales of other investments	62	—
Total gain on securities	$135	$(86)

NOTE 5 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of June 30, 2019 and December 31, 2018, the net carrying value of these consumer installment home improvement loans was approximately $394.8 million and $399.9 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of June 30, 2019 and December 31, 2018, the net carrying value of commercial insurance premium loans was approximately $608.4 million and $413.5 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Real estate loans include construction and development loans, commercial and farmland loans and residential loans. Construction and development loans include loans for the development of residential neighborhoods, one-to-four family home residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied properties. The Company limits its construction lending risk through adherence to established underwriting procedures. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail and warehouse space as well as farmland. They also include non-owner-occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. The Company’s residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank's market areas, along with warehouse lines of credit secured by residential mortgages.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$1,648,190	$1,316,359
Real estate – construction and development	788,409	671,198
Real estate – commercial and farmland	2,046,347	1,814,529
Real estate – residential	1,589,646	1,403,000
Consumer installment	449,856	455,371
	$6,522,448	$5,660,457

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $2.29 billion and $2.59 billion at June 30, 2019 and December 31, 2018, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$252,621	$372,686
Real estate – construction and development	315,141	227,900
Real estate – commercial and farmland	1,135,866	1,337,859
Real estate – residential	558,458	623,199
Consumer installment	24,339	27,188
	$2,286,425	$2,588,832

A rollforward of purchased loans for the six months ended June 30, 2019 and 2018 is shown below:

(dollars in thousands)	June 30, 2019	June 30, 2018
Balance, January 1	$2,588,832	$861,595
Charge-offs	(1,079)	(1,060)
Additions due to acquisitions	—	2,056,918
Accretion	6,125	4,340
Subsequent fair value adjustments recorded to goodwill	(4,854)	—
Transfers to loans held for sale	(54,981)	—
Transfers to purchased other real estate owned	(2,432)	(556)
Payments received, net of principal advances	(245,190)	(108,727)
Other	4	—
Ending balance	$2,286,425	$2,812,510

The following is a summary of changes in the accretable discounts of purchased loans during the six months ended June 30, 2019 and 2018:

(dollars in thousands)	June 30, 2019	June 30, 2018
Balance, January 1	$40,496	$20,192
Additions due to acquisitions	—	29,318
Accretion	(6,125)	(4,340)
Accretable discounts removed due to charge-offs	—	(4)
Transfers between non-accretable and accretable discounts, net	(2,291)	1,332
Ending balance	$32,080	$46,498

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2019, purchased loan pools totaled $241.0 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $239.6 million and $1.4 million of remaining purchase premium paid at acquisition. As of December 31, 2018, purchased loan pools totaled $262.6 million with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition.

At June 30, 2019 and December 31, 2018, all loans in purchased loan pools were performing current loans risk-rated grade 3 (Good Credit). At June 30, 2019 and December 31, 2018, purchased loan pools had no loans on nonaccrual status and had no loans classified as troubled debt restructurings.

At June 30, 2019 and December 31, 2018, the Company had allocated $776,000 and $732,000, respectively, of allowance for loan losses for the purchased loan pools.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$3,396	$1,412
Real estate – construction and development	1,136	892
Real estate – commercial and farmland	3,184	4,654
Real estate – residential	9,996	10,465
Consumer installment	417	529
	$18,129	$17,952

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$2,415	$1,199
Real estate – construction and development	7,078	6,119
Real estate – commercial and farmland	6,100	5,534
Real estate – residential	7,252	10,769
Consumer installment	505	486
	$23,350	$24,107

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2019
Commercial, financial and agricultural	$5,645	$8,033	$6,981	$20,659	$1,627,531	$1,648,190	$4,180
Real estate – construction and development	6,177	418	920	7,515	780,894	788,409	—
Real estate – commercial and farmland	865	1,032	2,172	4,069	2,042,278	2,046,347	—
Real estate – residential	14,194	2,370	8,721	25,285	1,564,361	1,589,646	—
Consumer installment	1,842	972	527	3,341	446,515	449,856	259
Total	$28,723	$12,825	$19,321	$60,869	$6,461,579	$6,522,448	$4,439

December 31, 2018
Commercial, financial and agricultural	$6,479	$5,295	$4,763	$16,537	$1,299,822	$1,316,359	$3,808
Real estate – construction and development	1,218	481	725	2,424	668,774	671,198	—
Real estate – commercial and farmland	1,625	530	3,645	5,800	1,808,729	1,814,529	—
Real estate – residential	11,423	4,631	8,923	24,977	1,378,023	1,403,000	—
Consumer installment	2,344	1,167	735	4,246	451,125	455,371	414
Total	$23,089	$12,104	$18,791	$53,984	$5,606,473	$5,660,457	$4,222

The following table presents an analysis of purchased past-due loans as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2019
Commercial, financial and agricultural	$27	$1,670	$495	$2,192	$250,429	$252,621	$—
Real estate – construction and development	40	2	6,665	6,707	308,434	315,141	—
Real estate – commercial and farmland	2,494	921	3,448	6,863	1,129,003	1,135,866	1
Real estate – residential	7,327	2,093	4,186	13,606	544,852	558,458	173
Consumer installment	420	58	244	722	23,617	24,339	—
Total	$10,308	$4,744	$15,038	$30,090	$2,256,335	$2,286,425	$174

December 31, 2018
Commercial, financial and agricultural	$421	$416	$1,015	$1,852	$370,834	$372,686	$—
Real estate – construction and development	627	370	5,273	6,270	221,630	227,900	—
Real estate – commercial and farmland	1,935	736	1,698	4,369	1,333,490	1,337,859	—
Real estate – residential	12,531	2,407	7,005	21,943	601,256	623,199	—
Consumer installment	679	237	249	1,165	26,023	27,188	—
Total	$16,193	$4,166	$15,240	$35,599	$2,553,233	$2,588,832	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Period Ended
(dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Nonaccrual loans	$18,129	$17,952	$16,813
Troubled debt restructurings not included above	12,952	9,323	11,023
Total impaired loans	$31,081	$27,275	$27,836

Quarter-to-date interest income recognized on impaired loans	$282	$202	$185
Year-to-date interest income recognized on impaired loans	$464	$827	$424
Quarter-to-date foregone interest income on impaired loans	$199	$217	$221
Year-to-date foregone interest income on impaired loans	$407	$853	$411

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of June 30, 2019, December 31, 2018 and June 30, 2018:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2019
Commercial, financial and agricultural	$3,992	$1,881	$1,815	$3,696	$644	$2,580	$2,276
Real estate – construction and development	1,866	700	573	1,273	4	1,330	1,232
Real estate – commercial and farmland	6,710	662	5,433	6,095	577	6,273	6,688
Real estate – residential	19,924	5,305	14,285	19,590	1,339	19,474	17,621
Consumer installment	435	427	—	427	—	432	470
Total	$32,927	$8,975	$22,106	$31,081	$2,564	$30,089	$28,287

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2018
Commercial, financial and agricultural	$1,902	$1,155	$513	$1,668	$4	$1,736	$1,637
Real estate – construction and development	1,378	613	424	1,037	3	1,229	984
Real estate – commercial and farmland	8,950	867	6,649	7,516	1,591	7,537	7,879
Real estate – residential	16,885	5,144	11,365	16,509	867	14,719	15,029
Consumer installment	561	545	—	545	—	584	534
Total	$29,676	$8,324	$18,951	$27,275	$2,465	$25,805	$26,063

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2018
Commercial, financial and agricultural	$2,297	$1,210	$568	$1,778	$87	$1,683	$1,571
Real estate – construction and development	850	679	119	798	1	746	821
Real estate – commercial and farmland	10,168	665	8,149	8,814	1,526	8,488	8,107
Real estate – residential	16,340	5,088	10,840	15,928	1,056	15,158	15,236
Consumer installment	548	518	—	518	—	507	500
Total	$30,203	$8,160	$19,676	$27,836	$2,670	$26,582	$26,235

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Period Ended
(dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Nonaccrual loans	$23,350	$24,107	$33,557
Troubled debt restructurings not included above	18,430	18,740	20,607
Total impaired loans	$41,780	$42,847	$54,164

Quarter-to-date interest income recognized on impaired loans	$889	$918	$280
Year-to-date interest income recognized on impaired loans	$1,561	$2,203	$976
Quarter-to-date foregone interest income on impaired loans	$551	$451	$280
Year-to-date foregone interest income on impaired loans	$1,071	$1,483	$525

The following table presents an analysis of information pertaining to purchased impaired loans as of June 30, 2019, December 31, 2018 and June 30, 2018:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2019
Commercial, financial and agricultural	$10,209	$663	$1,783	$2,446	$—	$3,168	$2,522
Real estate – construction and development	14,353	1,359	6,706	8,065	494	7,504	7,381
Real estate – commercial and farmland	13,365	1,289	10,692	11,981	1,407	11,573	11,614
Real estate – residential	21,100	6,916	11,867	18,783	541	19,741	20,594
Consumer installment	599	505	—	505	—	549	528
Total	$59,626	$10,732	$31,048	$41,780	$2,442	$42,535	$42,639

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2018
Commercial, financial and agricultural	$5,717	$473	$757	$1,230	$—	$1,101	$836
Real estate – construction and development	13,714	623	6,511	7,134	476	7,240	5,712
Real estate – commercial and farmland	14,766	1,115	10,581	11,696	684	13,514	12,349
Real estate – residential	24,839	8,185	14,116	22,301	773	23,146	21,433
Consumer installment	526	486	—	486	—	487	229
Total	$59,562	$10,882	$31,965	$42,847	$1,933	$45,488	$40,559

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2018
Commercial, financial and agricultural	$5,945	$1,522	$80	$1,602	$1	$582	$659
Real estate – construction and development	16,715	7,210	3,359	10,569	521	4,962	4,693
Real estate – commercial and farmland	17,039	4,298	10,705	15,003	1,088	11,161	11,573
Real estate – residential	29,145	12,017	14,789	26,806	728	21,196	20,292
Consumer installment	232	184	—	184	—	62	57
Total	$69,076	$25,231	$28,933	$54,164	$2,338	$37,963	$37,274

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of June 30, 2019 and December 31, 2018 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
June 30, 2019
1	$522,356	$—	$9,179	$671	$11,580	$543,786
2	642,419	18,169	34,661	35,354	18	730,621
3	153,181	92,379	1,104,632	1,426,987	24,194	2,801,373
4	305,158	639,722	766,726	100,068	413,409	2,225,083
5	18,592	33,688	80,389	7,218	49	139,936
6	971	1,416	28,510	3,456	61	34,414
7	5,513	3,035	22,250	15,892	542	47,232
8	—	—	—	—	—	—
9	—	—	—	—	3	3
Total	$1,648,190	$788,409	$2,046,347	$1,589,646	$449,856	$6,522,448

December 31, 2018
1	$530,864	$40	$500	$16	$10,744	$542,164
2	452,250	681	37,079	33,043	48	523,101
3	174,811	74,657	888,433	1,246,383	23,844	2,408,128
4	137,038	582,456	814,068	94,143	419,983	2,047,688
5	13,714	6,264	30,364	8,634	78	59,054
6	5,130	4,091	20,959	4,881	57	35,118
7	2,552	3,009	23,126	15,900	617	45,204
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$1,316,359	$671,198	$1,814,529	$1,403,000	$455,371	$5,660,457

The following table presents the purchased loan portfolio by risk grade as of June 30, 2019 and December 31, 2018 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
June 30, 2019
1	$77,725	$—	$—	$—	$523	$78,248
2	5,113	—	9,254	66,593	109	81,069
3	18,275	21,211	397,977	347,811	1,778	787,052
4	119,108	273,958	654,571	107,495	21,050	1,176,182
5	11,124	6,248	40,127	13,760	34	71,293
6	3,974	6,309	12,607	6,644	127	29,661
7	17,302	7,415	21,330	16,155	718	62,920
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$252,621	$315,141	$1,135,866	$558,458	$24,339	$2,286,425

December 31, 2018
1	$90,205	$—	$—	$—	$570	$90,775
2	2,648	—	7,407	74,398	164	84,617
3	20,489	18,022	230,089	385,279	2,410	656,289
4	215,096	195,079	1,034,943	118,082	23,177	1,586,377
5	14,445	2,728	29,468	16,937	35	63,613
6	11,601	1,459	10,063	7,231	94	30,448
7	18,202	10,612	25,889	21,272	738	76,713
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$372,686	$227,900	$1,337,859	$623,199	$27,188	$2,588,832

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2019 and 2018 totaling $107.7 million and $50.0 million, respectively, under such parameters.

As of June 30, 2019 and December 31, 2018, the Company had a balance of $14.5 million and $11.0 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $887,000 and $890,000 in previous charge-offs on such loans at June 30, 2019 and December 31, 2018, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $1.4 million and $820,000 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ended June 30, 2019 and 2018, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $4.0 million and $1.8 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$197	6	$238
Real estate – construction and development	—	—	1	3
Real estate – commercial and farmland	2	214	1	302
Real estate – residential	16	3,560	8	1,189
Consumer installment	5	20	6	38
Total	25	$3,991	22	$1,770

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $869,000 and $1.1 million defaulted during the six months ended June 30, 2019 and 2018, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$3	—	$—
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	4	11
Real estate – residential	4	857	18	1,081
Consumer installment	3	9	—	—
Total	8	$869	22	$1,092

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at June 30, 2019 and December 31, 2018:

June 30, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$300	14	$136
Real estate – construction and development	4	138	1	2
Real estate – commercial and farmland	13	2,911	4	576
Real estate – residential	85	9,593	20	791
Consumer installment	5	10	22	65
Total	111	$12,952	61	$1,570

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

As of June 30, 2019 and December 31, 2018, the Company had a balance of $21.3 million and $22.2 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.1 million and $940,000 in previous charge-offs on such loans at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ended June 30, 2019 and 2018, the Company modified purchased loans as troubled debt restructurings, with principal balances of $1.3 million and $991,000, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$6
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	—	—
Real estate – residential	18	1,234	11	985
Consumer installment	4	43	—	—
Total	22	$1,277	12	$991

Troubled debt restructurings included in purchased loans with an outstanding balance of $992,000 and $1.6 million defaulted during the six months ended June 30, 2019 and 2018, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	—	$—
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	—	—
Real estate – residential	15	976	21	1,580
Consumer installment	1	15	—	—
Total	17	$992	21	$1,580

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at June 30, 2019 and December 31, 2018.

June 30, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$26
Real estate – construction and development	4	986	3	263
Real estate – commercial and farmland	11	5,882	6	1,533
Real estate – residential	115	11,531	19	969
Consumer installment	—	—	7	58
Total	131	$18,430	38	$2,849

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and six-month period ended June 30, 2019, the year ended December 31, 2018 and the three and six-month period ended June 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended June 30, 2019
Balance, March 31, 2019	$4,528	$3,928	$8,567	$5,207	$3,936	$1,796	$697	$28,659
Provision for loan losses	2,370	544	(1,202)	2,151	336	495	(26)	4,668
Loans charged off	(1,338)	(222)	(100)	(40)	(1,126)	(670)	—	(3,496)
Recoveries of loans previously charged off	742	19	4	133	242	822	—	1,962
Balance, June 30, 2019	$6,302	$4,269	$7,269	$7,451	$3,388	$2,443	$671	$31,793

Six Months Ended June 30, 2019
Balance, December 31, 2018	$4,287	$3,734	$8,975	$5,363	$3,795	$1,933	$732	$28,819
Provision for loan losses	3,550	762	(361)	1,911	2,206	69	(61)	8,076
Loans charged off	(3,342)	(247)	(1,353)	(60)	(3,019)	(854)	—	(8,875)
Recoveries of loans previously charged off	1,807	20	8	237	406	1,295	—	3,773
Balance, June 30, 2019	$6,302	$4,269	$7,269	$7,451	$3,388	$2,443	$671	$31,793

Period-end allocation:
Loans individually evaluated for impairment (1)	$2,026	$4	$577	$1,339	$—	$2,443	$—	$6,389
Loans collectively evaluated for impairment	4,276	4,265	6,692	6,112	3,388	—	671	25,404
Ending balance	$6,302	$4,269	$7,269	$7,451	$3,388	$2,443	$671	$31,793

Loans:
Individually evaluated for impairment (1)	$4,620	$574	$5,433	$14,285	$—	$32,549	$—	$57,461
Collectively evaluated for impairment	1,643,570	787,835	2,040,914	1,575,361	449,856	2,181,538	240,997	8,920,071
Acquired with deteriorated credit quality	—	—	—	—	—	72,338	—	72,338
Ending balance	$1,648,190	$788,409	$2,046,347	$1,589,646	$449,856	$2,286,425	$240,997	$9,049,870

(1) At June 30, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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
NOTE 6 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in OREO during the six months ended June 30, 2019 and 2018:

(dollars in thousands)	June 30, 2019	June 30, 2018
Beginning balance, January 1	$7,218	$8,464
Loans transferred to other real estate owned	443	1,691
Net gains (losses) on sale and write-downs recorded in statement of income	(327)	(154)
Sales proceeds	(2,165)	(1,923)
Other	—	(75)
Ending balance	$5,169	$8,003

The following is a summary of the activity in purchased OREO during the six months ended June 30, 2019 and 2018:

(dollars in thousands)	June 30, 2019	June 30, 2018
Beginning balance, January 1	$9,535	$9,011
Loans transferred to other real estate owned	2,432	556
Acquired in acquisitions	—	1,888
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	(15)	—
Net gains (losses) on sale and write-downs recorded in statement of income	243	(231)
Sales proceeds	(2,689)	(3,952)
Ending balance	$9,506	$7,272

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the investment securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At June 30, 2019 and December 31, 2018, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at June 30, 2019 and December 31, 2018.

(dollars in thousands)	June 30, 2019	December 31, 2018
Securities sold under agreements to repurchase	$3,307	$20,384

At June 30, 2019 and December 31, 2018, the investment securities underlying these agreements were comprised of mortgage-backed securities.

NOTE 8 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2019	December 31, 2018
FHLB borrowings:
Convertible Flipper Advance due May 22, 2019; fixed interest rate of 4.68%	$—	$1,514
Principal Reducing Advance due June 20, 2019; fixed interest rate of 1.274%	—	500
Fixed Rate Advance due July 29, 2019; fixed interest rate of 2.36%	310,000	—
Fixed Rate Advance due July 29, 2019; fixed interest rate of 2.33%	105,000	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,428	1,434
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	989	993
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,785	1,858
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $1,009 and $1,074, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	73,991	73,926
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	5	20
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,438	1,529
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (6.02% at June 30, 2019)	70,000	70,000
Total	$564,636	$151,774

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2019, $1.70 billion was available for borrowing on lines with the FHLB.

At June 30, 2019, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $100.0 million.  This line of credit is secured by subsidiary bank stock, expires on September 26, 2020, and bears a variable interest rate of 90-day LIBOR plus 3.50%.  At June 30, 2019, there was $30.0 million available for borrowing under the revolving credit arrangement.

As of June 30, 2019, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $117.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2019, the Company had $1.62 billion of loans pledged at the Federal Reserve discount window and had $1.12 billion available for borrowing.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On October 25, 2018, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur within the succeeding twelve months, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2019, $10.6 million, or 296,335 shares of the Company's common stock, had been repurchased under the program.

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

USPF Acquisition

On January 18, 2017, in exchange for 4.99% of the outstanding shares of common stock of USPF, the Company issued 128,572 unregistered shares of its common stock to a selling shareholder of USPF. A registration statement was filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2017 to register the resale or other disposition of these shares. The issuance of the 128,572 common shares, valued at $45.45 per share at the time of issuance, resulted in an increase in shareholders’ equity of $5.8 million.

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

On February 16, 2018, a registration statement was filed with the SEC to register the resale or other disposition of the combined 944,586 shares issued on January 3, 2018 and January 31, 2018.

For additional information regarding the USPF acquisition, see Note 3.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The reclassification of gains included in net income is recorded in gain on securities in the consolidated statement of income and comprehensive income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of June 30, 2019 and 2018:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(94)	(94)
Current year changes, net of tax	(412)	21,794	21,382
Balance, June 30, 2019	$(61)	$16,523	$16,462

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(29)	(29)
Current year changes, net of tax	347	(11,217)	(10,870)
Balance, June 30, 2018	$586	$(13,157)	$(12,571)

NOTE 11 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(share data in thousands)	2019	2018	2019	2018
Average common shares outstanding	47,311	39,432	47,354	38,703
Common share equivalents:
Stock options	—	15	—	15
Nonvested restricted share grants	27	263	41	263
Average common shares outstanding, assuming dilution	47,338	39,710	47,395	38,981

For the three and six-month periods ended June 30, 2019 and 2018, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 12 – LEASES

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations with terms extending through June 2028. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At June 30, 2019, the Company had no leases classified as finance leases.

Operating lease cost was $1.7 million and $3.4 million for the three and six months ended June 30, 2019, respectively. For the six months ended June 30, 2019, the Company had no sublease income offsetting operating lease cost. Variable rent expense and short-term lease expense were not material for the six months ended June 30, 2019.

The following table presents the impact of leases on the Company's consolidated balance sheet at June 30, 2019:

(dollars in thousands)	Location	June 30, 2019
Operating lease right-of-use assets	Other assets	$24,519
Operating lease liabilities	Other liabilities	26,832

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Twelve Months Ended June 30,	Lease Liability
2020	$5,828
2021	5,120
2022	4,614
2023	4,095
2024	3,069
After June 30, 2024	6,732
Total lease payments	$29,458
Less: Interest	(2,626)
Present value of lease liabilities	$26,832

Supplemental lease information
(dollars in thousands)	June 30, 2019
Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	2.93%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$3,482
Operating cash flows from operating leases (lease liability reduction)	$3,081
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$262

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	June 30, 2019	December 31, 2018
Mortgage loans held for sale	$186,715	$107,428
SBA loans held for sale	9,585	3,870
Total loans held for sale under the fair value option	$196,300	$111,298

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. A net gain of $2.7 million and a net loss of $200,000 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2019 and 2018, respectively. Net gains of $3.1 million and $1.0 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the six months ended June 30, 2019 and 2018, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Aggregate fair value of mortgage loans held for sale	$186,715	$107,428
Aggregate unpaid principal balance of mortgage loans held for sale	179,950	103,319
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Aggregate fair value of SBA loans held for sale	$9,585	$3,870
Aggregate unpaid principal balance of SBA loans held for sale	8,934	3,581
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2019 and December 31, 2018:

	Recurring Basis Fair Value Measurements
	June 30, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$102,033	$—	$102,033	$—
Corporate debt securities	57,846	—	56,346	1,500
Mortgage-backed securities	1,113,365	—	1,113,365	—
Loans held for sale	196,300	—	196,300	—
Mortgage banking derivative instruments	6,165	—	6,165	—
Total recurring assets at fair value	$1,475,709	$—	$1,474,209	$1,500
Financial liabilities:
Derivative financial instruments	$249	$—	$249	$—
Mortgage banking derivative instruments	1,760	—	1,760	—
Total recurring liabilities at fair value	$2,009	$—	$2,009	$—

	Recurring Basis Fair Value Measurements
	December 31, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$150,733	$—	$150,733	$—
Corporate debt securities	67,314	—	65,814	1,500
Mortgage-backed securities	974,376	—	974,376	—
Loans held for sale	111,298	—	111,298	—
Derivative financial instruments	102	—	102	—
Mortgage banking derivative instruments	2,537	—	2,537	—
Total recurring assets at fair value	$1,306,360	$—	$1,304,860	$1,500
Financial liabilities:
Mortgage banking derivative instruments	$1,276	$—	$1,276	$—
Total recurring liabilities at fair value	$1,276	$—	$1,276	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2019 and December 31, 2018:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Other loans held for sale	$64,773	$—	$64,773	$—
Impaired loans carried at fair value	30,986	—	—	30,986
Other real estate owned	407	—	—	407
Purchased other real estate owned	9,506	—	—	9,506
Total nonrecurring assets at fair value	$105,672	$—	$64,773	$40,899

December 31, 2018
Impaired loans carried at fair value	$28,653	$—	$—	$28,653
Other real estate owned	408	—	—	408
Purchased other real estate owned	9,535	—	—	9,535
Total nonrecurring assets at fair value	$38,596	$—	$—	$38,596

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2019 and the year ended December 31, 2018, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2019
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$30,986	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	10% - 92%	26%
Other real estate owned	$407	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 65%	24%
Purchased other real estate owned	$9,506	Third-party appraisals	Collateral discounts and estimated costs to sell	10% - 75%	33%

December 31, 2018
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,653	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	3% - 53%	30%
Other real estate owned	$408	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 69%	31%
Purchased other real estate owned	$9,535	Third-party appraisals	Collateral discounts and estimated costs to sell	6% - 74%	39%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements
		June 30, 2019
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$151,186	$151,186	$—	$—	$151,186
Federal funds sold and interest-bearing deposits in banks	186,969	186,969	—	—	186,969
Time deposits in other banks	748	—	748	—	748
Loans held for sale	64,773	—	64,773	—	64,773
Loans, net	8,987,091	—	—	9,011,842	9,011,842
Accrued interest receivable	36,719	—	4,849	31,870	36,719
Financial liabilities:
Deposits	$9,582,370	$—	$9,580,642	$—	$9,580,642
Securities sold under agreements to repurchase	3,307	3,307	—	—	3,307
Other borrowings	564,636	—	565,992	—	565,992
Subordinated deferrable interest debentures	89,871	—	86,744	—	86,744
FDIC loss-share payable	20,596	—	—	20,590	20,590
Accrued interest payable	7,330	—	7,330	—	7,330

		Fair Value Measurements
		December 31, 2018
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$172,036	$172,036	$—	$—	$172,036
Federal funds sold and interest-bearing deposits in banks	507,491	507,491	—	—	507,491
Time deposits in other banks	10,812	—	10,812	—	10,812
Loans, net	8,454,442	—	—	8,365,293	8,365,293
Accrued interest receivable	36,970	—	5,456	31,514	36,970
Financial liabilities:
Deposits	$9,649,313	$—	$9,645,617	$—	$9,645,617
Securities sold under agreements to repurchase	20,384	20,384	—	—	20,384
Other borrowings	151,774	—	152,873	—	152,873
Subordinated deferrable interest debentures	89,187	—	90,180	—	90,180
FDIC loss-share payable	19,487	—	—	19,576	19,576
Accrued interest payable	5,669	—	5,669	—	5,669

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

A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$1,722,454	$1,671,419
Unused home equity lines of credit	108,910	112,310
Financial standby letters of credit	25,419	24,596
Mortgage interest rate lock commitments	204,087	81,833

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

Other Commitments

As of June 30, 2019, a $75.0 million letter of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$98,892	$13,633	$5,550	$2,287	$8,666	$129,028
Interest expense	14,137	6,066	2,563	1,105	3,506	27,377
Net interest income	84,755	7,567	2,987	1,182	5,160	101,651
Provision for loan losses	2,306	609	—	178	1,575	4,668
Noninterest income	14,830	18,070	450	1,883	3	35,236
Noninterest expense
Salaries and employee benefits	24,228	11,886	162	845	1,320	38,441
Equipment and occupancy expenses	7,034	670	1	65	64	7,834
Data processing and telecommunications expenses	7,635	394	38	3	318	8,388
Other expenses	22,728	2,385	75	249	1,151	26,588
Total noninterest expense	61,625	15,335	276	1,162	2,853	81,251
Income before income tax expense	35,654	9,693	3,161	1,725	735	50,968
Income tax expense	8,691	2,170	664	362	177	12,064
Net income	$26,963	$7,523	$2,497	$1,363	$558	$38,904

Total assets	$9,208,685	$1,306,063	$462,780	$211,433	$700,375	$11,889,336
Goodwill	436,642	—	—	—	64,498	501,140
Other intangible assets, net	33,086	—	—	—	19,351	52,437

	Three Months Ended June 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$68,398	$7,973	$3,641	$1,907	$8,027	$89,946
Interest expense	6,639	2,927	1,315	587	2,479	13,947
Net interest income	61,759	5,046	2,326	1,320	5,548	75,999
Provision for loan losses	766	246	—	447	7,651	9,110
Noninterest income	13,287	13,889	735	1,349	2,047	31,307
Noninterest expense
Salaries and employee benefits	26,646	10,864	128	736	1,402	39,776
Equipment and occupancy expenses	5,684	545	—	55	106	6,390
Data processing and telecommunications expenses	5,611	383	30	9	406	6,439
Other expenses	29,937	1,778	55	290	1,721	33,781
Total noninterest expense	67,878	13,570	213	1,090	3,635	86,386
Income before income tax expense	6,402	5,119	2,848	1,132	(3,691)	11,810
Income tax expense	1,716	1,075	598	238	(1,204)	2,423
Net income	$4,686	$4,044	$2,250	$894	$(2,487)	$9,387

Total assets	$9,380,969	$727,639	$324,706	$142,116	$615,267	$11,190,697
Goodwill	437,605	—	—	—	67,159	504,764
Other intangible assets, net	33,507	—	—	—	20,054	53,561

	Six Months Ended June 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$196,766	$26,145	$10,354	$4,461	$16,231	$253,957
Interest expense	26,972	12,825	4,677	2,193	6,244	52,911
Net interest income	169,794	13,320	5,677	2,268	9,987	201,046
Provision for loan losses	4,364	745	—	409	2,558	8,076
Noninterest income	29,200	32,360	829	3,613	5	66,007
Noninterest expense
Salaries and employee benefits	52,160	20,093	323	1,610	2,625	76,811
Equipment and occupancy expenses	14,315	1,436	2	124	161	16,038
Data processing and telecommunications expenses	15,227	724	68	5	755	16,779
Other expenses	39,684	4,499	143	598	2,124	47,048
Total noninterest expense	121,386	26,752	536	2,337	5,665	156,676
Income before income tax expense	73,244	18,183	5,970	3,135	1,769	102,301
Income tax expense	17,466	3,783	1,254	658	331	23,492
Net income	$55,778	$14,400	$4,716	$2,477	$1,438	$78,809

	Six Months Ended June 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$129,294	$14,795	$6,393	$3,338	$15,638	$169,458
Interest expense	12,176	4,752	2,212	1,094	4,424	24,658
Net interest income	117,118	10,043	4,181	2,244	11,214	144,800
Provision for loan losses	1,654	463	—	984	7,810	10,911
Noninterest income	26,386	25,474	1,132	2,719	2,060	57,771
Noninterest expense
Salaries and employee benefits	48,714	18,606	266	1,476	2,803	71,865
Equipment and occupancy expenses	11,161	1,138	—	113	176	12,588
Data processing and telecommunications expenses	11,915	772	63	18	806	13,574
Other expenses	41,017	3,509	107	526	2,298	47,457
Total noninterest expense	112,807	24,025	436	2,133	6,083	145,484
Income before income tax expense	29,043	11,029	4,877	1,846	(619)	46,176
Income tax expense	6,958	2,319	1,024	388	(560)	10,129
Net income	$22,085	$8,710	$3,853	$1,458	$(59)	$36,047

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2019, as compared with December 31, 2018, and operating results for the three- and six-month periods ended June 30, 2019 and 2018. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

The following table sets forth unaudited selected financial data for the most recent five quarters and for the six months ended June 30, 2019 and 2018. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

						Six Months Ended June 30,
(in thousands, except share and per share data)	Second Quarter 2019	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	2019	2018
Results of Operations:
Net interest income	$101,651	$99,395	$99,554	$99,038	$75,999	$201,046	$144,800
Net interest income (tax equivalent)	102,714	100,453	100,633	100,117	76,943	203,166	146,730
Provision for loan losses	4,668	3,408	3,661	2,095	9,110	8,076	10,911
Noninterest income	35,236	30,771	30,470	30,171	31,307	66,007	57,771
Noninterest expense	81,251	75,425	75,810	72,353	86,386	156,676	145,484
Income tax expense	12,064	11,428	7,017	13,317	2,423	23,492	10,129
Net income available to common shareholders	38,904	39,905	43,536	41,444	9,387	78,809	36,047
Selected Average Balances:
Investment securities	$1,264,415	$1,225,564	$1,187,437	$1,185,225	$908,782	$1,245,098	$884,856
Loans held for sale	154,707	101,521	129,664	151,396	141,875	128,261	140,012
Loans	6,370,860	5,867,037	5,819,684	5,703,921	5,198,301	6,138,749	5,051,742
Purchased loans	2,123,754	2,359,280	2,402,610	2,499,393	1,107,184	2,222,457	974,846
Purchased loan pools	245,947	257,661	268,568	287,859	310,594	251,772	317,813
Earning assets	10,547,095	10,319,954	10,220,747	10,138,029	7,818,525	10,434,152	7,521,195
Assets	11,625,344	11,423,677	11,307,980	11,204,504	8,529,035	11,525,068	8,207,704
Deposits	9,739,892	9,577,574	9,452,944	8,962,170	6,607,518	9,659,181	6,496,134
Shareholders’ equity	1,519,598	1,478,462	1,428,341	1,395,479	974,494	1,499,144	941,778
Period-End Balances:
Investment securities	$1,305,725	$1,249,592	$1,206,878	$1,198,499	$1,198,472	$1,305,725	$1,198,472
Loans held for sale	261,073	112,070	111,298	130,179	137,249	261,073	137,249
Loans	6,522,448	5,756,358	5,660,457	5,543,306	5,380,515	6,522,448	5,380,515
Purchased loans	2,286,425	2,472,271	2,588,832	2,711,460	2,812,510	2,286,425	2,812,510
Purchased loan pools	240,997	253,710	262,625	274,752	297,509	240,997	297,509
Earning assets	10,804,385	10,563,571	10,348,393	10,340,558	10,110,983	10,804,385	10,110,983
Total assets	11,889,336	11,656,275	11,443,515	11,428,994	11,190,697	11,889,336	11,190,697
Deposits	9,582,370	9,800,875	9,649,313	9,181,363	8,761,593	9,582,370	8,761,593
Shareholders’ equity	1,537,121	1,495,584	1,456,347	1,404,977	1,371,896	1,537,121	1,371,896
Per Common Share Data:
Earnings per share - basic	$0.82	$0.84	$0.92	$0.87	$0.24	$1.66	$0.93
Earnings per share - diluted	$0.82	$0.84	$0.91	$0.87	$0.24	$1.66	$0.92
Book value per common share	$32.52	$31.43	$30.66	$29.58	$28.87	$32.52	$28.87
Tangible book value per common share	$20.81	$19.73	$18.83	$17.78	$17.12	$20.81	$17.12
End of period shares outstanding	47,261,584	47,585,309	47,499,941	47,496,966	47,518,662	47,261,584	47,518,662

						Six Months Ended June 30,
(in thousands, except share and per share data)	Second Quarter 2019	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	Second Quarter 2018	2019	2018
Weighted Average Shares Outstanding:
Basic	47,310,561	47,366,296	47,501,150	47,514,653	39,432,021	47,353,678	38,703,449
Diluted	47,337,809	47,456,314	47,593,252	47,685,334	39,709,503	47,394,911	38,980,754
Market Price:
High intraday price	$39.60	$42.01	$47.25	$54.35	$58.10	$42.01	$59.05
Low intraday price	$33.57	$31.27	$29.97	$45.15	$50.20	$31.27	$47.90
Closing price for quarter	$39.19	$34.35	$31.67	$45.70	$53.35	$39.19	$53.35
Average daily trading volume	352,684	387,800	375,773	382,622	253,413	369,959	244,914
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.20	$0.20
Closing price to book value	1.21	1.09	1.03	1.54	1.85	1.21	1.85
Performance Ratios:
Return on average assets	1.34%	1.42%	1.53%	1.47%	0.44%	1.38%	0.89%
Return on average common equity	10.27%	10.95%	12.09%	11.78%	3.86%	10.60%	7.72%
Average loans to average deposits	91.33%	89.64%	91.19%	96.43%	102.28%	90.50%	99.82%
Average equity to average assets	13.07%	12.94%	12.63%	12.45%	11.43%	13.01%	11.47%
Net interest margin (tax equivalent)	3.91%	3.95%	3.91%	3.92%	3.95%	3.93%	3.93%
Efficiency ratio	59.36%	57.95%	58.30%	56.00%	80.50%	58.67%	71.82%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$1,537,121	$1,495,584	$1,456,347	$1,404,977	$1,371,896	$1,537,121	$1,371,896
Less:
Goodwill	501,140	501,308	503,434	505,604	504,764	501,140	504,764
Other intangible assets, net	52,437	55,557	58,689	54,729	53,561	52,437	53,561
Tangible common equity	$983,544	$938,719	$894,224	$844,644	$813,571	$983,544	$813,571
End of period shares outstanding	47,261,584	47,585,309	47,499,941	47,496,966	47,518,662	47,261,584	47,518,662
Book value per common share	$32.52	$31.43	$30.66	$29.58	$28.87	$32.52	$28.87
Tangible book value per common share	20.81	19.73	18.83	17.78	17.12	20.81	17.12

Fidelity Acquisition

On July 1, 2019, the Company completed its acquisition of Fidelity. Upon consummation of the acquisition, Fidelity was merged with and into the Company, with Ameris as the surviving entity in the merger. At that time, Fidelity's wholly owned banking subsidiary, Fidelity Bank, was also merged with and into the Bank. The acquisition expanded the Company's existing market presence, as Fidelity Bank operated 62 full-service banking locations, 46 of which were located in Georgia and 16 of which were located in Florida, providing financial products and services to customers primarily in the metropolitan markets of Atlanta, Georgia, and Jacksonville, Orlando, Tallahassee, and Sarasota-Bradenton, Florida. Under the terms of the merger agreement, Fidelity's shareholders received 0.80 shares of Ameris common stock, par value $1.00 per share, for each share of Fidelity common stock they held. As a result, the Company issued approximately 22.2 million common shares at a fair value of $869.3 million to the former shareholders of Fidelity as merger consideration. As of June 30, 2019, Fidelity reported assets of $4.78 billion, gross loans of $3.92 billion and deposits of $4.04 billion. The purchase price will be allocated among the net assets of Fidelity acquired as appropriate, with the remaining balance being reported as goodwill.

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

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of USPF, completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the former shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF may receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. As of the January 31, 2018 acquisition date, the present value of the contingent earn-out consideration expected to be paid was $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million. For additional information regarding the USPF acquisition, see Note 3.

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

In accounting for the Atlantic acquisition, the Company recorded assets (exclusive of goodwill) of $875.0 million, loans held for investment of $755.7 million, deposits of $585.2 million, and other borrowings of $204.5 million. For additional information regarding the Atlantic acquisition, see Note 3.

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

In accounting for the Hamilton acquisition, the Company recorded assets (exclusive of goodwill) of $1.79 billion, investment securities of $285.8 million, loans held for investment of $1.29 billion, and deposits of $1.59 billion. For additional information regarding the Hamilton acquisition, see Note 3.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $38.9 million, or $0.82 per diluted share, for the quarter ended June 30, 2019, compared with $9.4 million, or $0.24 per diluted share, for the same period in 2018. The Company’s return on average assets and average shareholders’ equity were 1.34% and 10.27%, respectively, in the second quarter of 2019, compared with 0.44% and 3.86%, respectively, in the second quarter of 2018. During the second quarter of 2019, the Company incurred pre-tax merger and conversion charges of $3.5 million, pre-tax MSR valuation adjustment of $1.5 million, pre-tax losses on the sale of premises of $2.8 million and pre-tax financial impact of hurricanes of $50,000. During the second quarter of 2018, the Company incurred pre-tax merger and conversion charges of $18.4 million, pre-tax executive retirement benefits of $5.5 million and pre-tax losses on the sale of premises of $196,000. Excluding these merger and conversion charges, executive retirement benefits, restructuring charges, MSR impairment, the financial impact of hurricanes and losses on the sale of premises, the Company’s net income would have been $45.2 million, or $0.96 per diluted share, for the second quarter of 2019 and $29.2 million, or $0.74 per diluted share, for the second quarter of 2018.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended June 30,
(in thousands, except share and per share data)	2019	2018
Net income available to common shareholders	$38,904	$9,387
Adjustment items:
Merger and conversion charges	3,475	18,391
Executive retirement benefits	—	5,457
MSR valuation adjustment	1,460	—
Financial impact of hurricanes	50	—
Loss on the sale of premises	2,800	196
Tax effect of adjustment items (Note 1)	(1,479)	(4,192)
After tax adjustment items	6,306	19,852
Adjusted net income	$45,210	$29,239

Weighted average common shares outstanding - diluted	47,337,809	39,709,503
Net income per diluted share	$0.82	$0.24
Adjusted net income per diluted share	$0.96	$0.74

Note: A portion of the merger and conversion charges for both periods and the second quarter 2018 executive retirement benefits are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the second quarter of 2019 and 2018, respectively:

	Three Months Ended June 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$98,892	$13,633	$5,550	$2,287	$8,666	$129,028
Interest expense	14,137	6,066	2,563	1,105	3,506	27,377
Net interest income	84,755	7,567	2,987	1,182	5,160	101,651
Provision for loan losses	2,306	609	—	178	1,575	4,668
Noninterest income	14,830	18,070	450	1,883	3	35,236
Noninterest expense
Salaries and employee benefits	24,228	11,886	162	845	1,320	38,441
Equipment and occupancy expenses	7,034	670	1	65	64	7,834
Data processing and telecommunications expenses	7,635	394	38	3	318	8,388
Other expenses	22,728	2,385	75	249	1,151	26,588
Total noninterest expense	61,625	15,335	276	1,162	2,853	81,251
Income before income tax expense	35,654	9,693	3,161	1,725	735	50,968
Income tax expense	8,691	2,170	664	362	177	12,064
Net income	$26,963	$7,523	$2,497	$1,363	$558	$38,904

	Three Months Ended June 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$68,398	$7,973	$3,641	$1,907	$8,027	$89,946
Interest expense	6,639	2,927	1,315	587	2,479	13,947
Net interest income	61,759	5,046	2,326	1,320	5,548	75,999
Provision for loan losses	766	246	—	447	7,651	9,110
Noninterest income	13,287	13,889	735	1,349	2,047	31,307
Noninterest expense
Salaries and employee benefits	26,646	10,864	128	736	1,402	39,776
Equipment and occupancy expenses	5,684	545	—	55	106	6,390
Data processing and telecommunications expenses	5,611	383	30	9	406	6,439
Other expenses	29,937	1,778	55	290	1,721	33,781
Total noninterest expense	67,878	13,570	213	1,090	3,635	86,386
Income before income tax expense	6,402	5,119	2,848	1,132	(3,691)	11,810
Income tax expense	1,716	1,075	598	238	(1,204)	2,423
Net income	$4,686	$4,044	$2,250	$894	$(2,487)	$9,387

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2019 and 2018. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$387,412	$2,533	2.62%	$151,789	$723	1.91%
Investment securities	1,264,415	9,512	3.02%	908,782	6,547	2.89%
Loans held for sale	154,707	1,632	4.23%	141,875	1,315	3.72%
Loans	6,370,860	87,412	5.50%	5,198,301	63,908	4.93%
Purchased loans	2,123,754	27,154	5.13%	1,107,184	16,130	5.84%
Purchased loan pools	245,947	1,847	3.01%	310,594	2,267	2.93%
Total interest-earning assets	10,547,095	130,090	4.95%	7,818,525	90,890	4.66%
Noninterest-earning assets	1,078,249			710,510
Total assets	$11,625,344			$8,529,035

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$4,567,335	$11,833	1.04%	$3,557,879	$5,149	0.58%
Time deposits	2,448,714	11,621	1.90%	1,075,729	2,645	0.99%
Federal funds purchased and securities sold under agreements to repurchase	3,213	2	0.25%	14,762	5	0.14%
FHLB advances	22,390	141	2.53%	703,177	3,383	1.93%
Other borrowings	145,453	2,210	6.09%	86,302	1,320	6.13%
Subordinated deferrable interest debentures	89,686	1,570	7.02%	86,085	1,445	6.73%
Total interest-bearing liabilities	7,276,791	27,377	1.51%	5,523,934	13,947	1.01%
Demand deposits	2,723,843			1,973,910
Other liabilities	105,112			56,697
Shareholders’ equity	1,519,598			974,494
Total liabilities and shareholders’ equity	$11,625,344			$8,529,035
Interest rate spread			3.44%			3.65%
Net interest income		$102,713			$76,943
Net interest margin			3.91%			3.95%

On a tax-equivalent basis, net interest income for the second quarter of 2019 was $102.7 million, an increase of $25.8 million, or 33.5%, compared with $76.9 million reported in the same quarter in 2018. The higher net interest income is a result of growth in average interest earning assets which increased $2.73 billion, or 34.9%, from $7.82 billion in the second quarter of 2018 to $10.55 billion for the second quarter of 2019. This growth in interest earning assets resulted primarily from the Atlantic acquisition and the Hamilton acquisition both occurring in the second quarter of 2018, as well as strong growth in average legacy loans which increased $1.17 billion, or 22.6%, to $6.37 billion in the second quarter 2019 from $5.20 billion in the same period of 2018. The Company’s net interest margin during the second quarter of 2019 was 3.91%, down four basis points from 3.95% reported in the second quarter of 2018.

Total interest income, on a tax-equivalent basis, increased to $130.1 million during the second quarter of 2019, compared with $90.9 million in the same quarter of 2018. Yields on earning assets increased to 4.95% during the second quarter of 2019, compared with 4.66% reported in the second quarter of 2018. During the second quarter of 2019, loans comprised 84.3% of average earning assets, compared with 86.4% in the same quarter of 2018. Yields on legacy loans increased to 5.50% in the second quarter of 2019, compared with 4.93% in the same period of 2018. The yield on purchased loans decreased from 5.84% in the second quarter of 2018 to 5.13% during the second quarter of 2019. Accretion income for the second quarter of 2019 was $3.1 million, compared with $2.7 million in the second quarter of 2018. Yields on purchased loan pools increased from 2.93% in the second quarter of 2018 to 3.01% in the same period in 2019.

The yield on total interest-bearing liabilities increased from 1.01% in the second quarter of 2018 to 1.51% in the second quarter of 2019. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 1.10% in the second quarter of 2019, compared with 0.75% during the second quarter of 2018. Deposit costs increased from 0.47% in the second quarter of 2018 to 0.97% in the second quarter of 2019. Non-deposit funding costs increased from 2.77% in the second quarter of 2018 to 6.03% in the second quarter of 2019. The increase in non-deposit funding costs was driven primarily by a shift in mix of liabilities to deposits and other borrowings from short-term FHLB advances. Average balances of interest bearing deposits and their respective costs for the second quarter of 2019 and 2018 are shown below:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,506,721	0.60%	$1,311,952	0.35%
MMDA	2,655,108	1.43%	1,950,601	0.81%
Savings	405,506	0.08%	295,326	0.07%
Retail CDs < $100,000	778,957	1.41%	475,965	0.76%
Retail CDs > $100,000	1,183,465	1.98%	585,632	1.14%
Brokered CDs	486,292	2.50%	14,132	1.93%
Interest-bearing deposits	$7,016,049	1.34%	$4,633,608	0.67%

Provision for Loan Losses

The Company’s provision for loan losses during the second quarter of 2019 amounted to $4.7 million, compared with $9.1 million in the second quarter of 2018. At June 30, 2019, classified loans still accruing decreased to $69.8 million, compared with $81.9 million at December 31, 2018. Non-performing assets as a percentage of total assets decreased from 0.55% at December 31, 2018 to 0.51% at June 30, 2019. Net charge-offs on legacy loans during the second quarter of 2019 were approximately $1.7 million, or 0.11% of average legacy loans on an annualized basis, compared with approximately $3.4 million, or 0.26%, in the second quarter of 2018. The decrease in net charge-offs on legacy loans during the second quarter of 2019 was primarily attributable to a decrease in charge-offs on commercial, financial, and agricultural loans. The Company’s allowance for loan losses allocated to legacy loans at June 30, 2019 was $28.7 million, or 0.44% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. The Company’s total allowance for loan losses at June 30, 2019 was $31.8 million, or 0.35% of total loans, compared with $28.8 million, or 0.34% of total loans, at December 31, 2018.

Noninterest Income

Total noninterest income for the second quarter of 2019 was $35.2 million, an increase of $3.9 million, or 12.5%, from the $31.3 million reported in the second quarter of 2018.  Service charges on deposit accounts increased $1.6 million, or 14.7%, to $12.2 million in the second quarter of 2019, compared with $10.6 million in the second quarter of 2018. This increase in service charges on deposit accounts is due primarily to an increase in the number of deposit accounts resulting from the Atlantic and Hamilton acquisitions in the second quarter of 2018. Income from mortgage-related activities was $18.5 million in the second quarter of 2019, an increase of $3.1 million, or 20.3%, from $15.4 million in the second quarter of 2018. Total production in the second quarter of 2019 amounted to $585.1 million, compared with $522.1 million in the same quarter of 2018, while spread (gain on sale) increased to 3.11% in the current quarter, compared with 2.94% in the same quarter of 2018. The retail mortgage open pipeline finished the second quarter of 2019 at $287.4 million, compared with $200.9 million at March 31, 2019 and $228.7 million at the end of the second quarter of 2018. Other service charges, commissions and fees increased $96,000, or 13.8%, to $793,000 during the second quarter of 2019, compared with $697,000 during the second quarter of 2018 due primarily to increased ATM fees. Other noninterest income decreased $1.0 million, or 21.9%, to $3.7 million for the second quarter of 2019, compared with $4.7 million during the second quarter of 2018. The decrease in other noninterest income was primarily attributable to $2.0 million in other income recorded as a result of a decrease in the estimated contingent consideration liability related to the USPF acquisition in the second quarter of 2018, partially offset by increases in gain on sale of SBA loans and merchant fee income.

Noninterest Expense

Total noninterest expenses for the second quarter of 2019 decreased $5.1 million, or 5.9%, to $81.3 million, compared with $86.4 million in the same quarter 2018. Salaries and employee benefits decreased $1.3 million, or 3.4%, from $39.8 million in the second quarter of 2018 to $38.4 million in the second quarter of 2019 due primarily to a decrease of 105, or 5.5%, full-time equivalent employees from 1,882 at June 30, 2018 to 1,777 at June 30, 2019, resulting from efficiencies after the conversion of Atlantic and Hamilton and branch consolidations partially offset by staff additions in certain of our lines of business. Occupancy and equipment expenses increased $1.4 million, or 22.6%, to $7.8 million for the second quarter of 2019, compared with $6.4 million in the second quarter of 2018 due primarily to the full quarter impact of branch locations added as a result of the Atlantic and Hamilton acquisitions in the second quarter of 2018 partially offset by cost savings from branches closed during the first quarter of 2019 in connection with announced branch consolidations. Data processing and telecommunications expense increased $1.9 million, or 30.3%, to $8.4 million in the second quarter of 2019, compared with $6.4 million in the second quarter of 2018, due to an increase in core banking system charges related to an increase in the number of accounts being processed by our core banking system as a result of the Atlantic and Hamilton acquisitions. Credit resolution-related expenses decreased $66,000, or 6.3%, from $1.0 million in the second quarter of 2018 to $979,000 in the second quarter of 2019. Advertising and marketing expense was $2.0 million in the second quarter of 2019, compared with $1.3 million in the second quarter of 2018. Amortization of intangible assets increased $869,000, or 38.6%, from $2.3 million in the second quarter of 2018 to $3.1 million in the second quarter of 2019 due to additional amortization of intangible assets recorded as part of the Atlantic and Hamilton acquisitions. Merger and conversion charges were $3.5 million in the second quarter of 2019, compared with $18.4 million in the same quarter of 2018. Other noninterest expenses increased $6.2 million, or 57.1%, from $10.8 million in the second quarter of 2018 to $17.0 million in the second quarter of 2019, due primarily to an increase of $2.6 million in the loss on sale of premises and an increase of $1.4 million in consulting fees related to implementation of new support systems. Also contributing to the increase in other noninterest expenses was an increase in volume in certain areas related to our acquisitions of Hamilton and Atlantic and increases in variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the second quarter of 2019, the Company reported income tax expense of $12.1 million, compared with $2.4 million in the same period of 2018. The Company’s effective tax rate for the three months ending June 30, 2019 and 2018 was 23.7% and 20.5%, respectively. The increase in the effective tax rate is primarily related to the tax benefit of stock-based compensation recognized during 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $78.8 million, or $1.66 per diluted share, for the six months ended June 30, 2019, compared with $36.0 million, or $0.92 per diluted share, for the same period in 2018. The Company’s return on average assets and average shareholders’ equity were 1.38% and 10.60%, respectively, in the six months ended June 30, 2019, compared with 0.89% and 7.72%, respectively, in the same period in 2018. During the first six months of 2019, the Company incurred pre-tax merger and conversion charges of $5.5 million, pre-tax restructuring charges related to branch consolidations of $245,000, pre-tax MSR valuation adjustment of $1.5 million, pre-tax reduction in financial impact of hurricanes of $39,000 and pre-tax losses on the sale of premises of $3.7 million. During the first six months of 2018, the Company incurred pre-tax merger and conversion charges of $19.2 million, pre-tax executive retirement benefits of $5.5 million and pre-tax losses on the sale of premises of $779,000. Excluding these merger and conversion charges, executive retirement benefits, restructuring charges, MSR impairment, the financial impact of hurricanes and losses on the sale of premises, the Company’s net income would have been $87.8 million, or $1.85 per diluted share, for the six months ended June 30, 2019 and $57.0 million, or $1.46 per diluted share, for the same period in 2018.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018
Net income available to common shareholders	$78,809	$36,047
Adjustment items:
Merger and conversion charges	5,532	19,226
Executive retirement benefits	—	5,457
Restructuring charge	245	—
MSR valuation adjustment	1,460	—
Financial impact of hurricanes	(39)	—
Loss on the sale of premises	3,719	779
Tax effect of adjustment items (Note 1)	(1,929)	(4,490)
After tax adjustment items	8,988	20,972
Adjusted net income	$87,797	$57,019

Weighted average common shares outstanding - diluted	47,394,911	38,980,754
Net income per diluted share	$1.66	$0.92
Adjusted net income per diluted share	$1.85	$1.46

Note: A portion of the 2019 and 2018 merger and conversion charges and a portion of the 2018 executive retirement benefits are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$196,766	$26,145	$10,354	$4,461	$16,231	$253,957
Interest expense	26,972	12,825	4,677	2,193	6,244	52,911
Net interest income	169,794	13,320	5,677	2,268	9,987	201,046
Provision for loan losses	4,364	745	—	409	2,558	8,076
Noninterest income	29,200	32,360	829	3,613	5	66,007
Noninterest expense
Salaries and employee benefits	52,160	20,093	323	1,610	2,625	76,811
Equipment and occupancy expenses	14,315	1,436	2	124	161	16,038
Data processing and telecommunications expenses	15,227	724	68	5	755	16,779
Other expenses	39,684	4,499	143	598	2,124	47,048
Total noninterest expense	121,386	26,752	536	2,337	5,665	156,676
Income before income tax expense	73,244	18,183	5,970	3,135	1,769	102,301
Income tax expense	17,466	3,783	1,254	658	331	23,492
Net income	$55,778	$14,400	$4,716	$2,477	$1,438	$78,809

	Six Months Ended June 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$129,294	$14,795	$6,393	$3,338	$15,638	$169,458
Interest expense	12,176	4,752	2,212	1,094	4,424	24,658
Net interest income	117,118	10,043	4,181	2,244	11,214	144,800
Provision for loan losses	1,654	463	—	984	7,810	10,911
Noninterest income	26,386	25,474	1,132	2,719	2,060	57,771
Noninterest expense
Salaries and employee benefits	48,714	18,606	266	1,476	2,803	71,865
Equipment and occupancy expenses	11,161	1,138	—	113	176	12,588
Data processing and telecommunications expenses	11,915	772	63	18	806	13,574
Other expenses	41,017	3,509	107	526	2,298	47,457
Total noninterest expense	112,807	24,025	436	2,133	6,083	145,484
Income before income tax expense	29,043	11,029	4,877	1,846	(619)	46,176
Income tax expense	6,958	2,319	1,024	388	(560)	10,129
Net income	$22,085	$8,710	$3,853	$1,458	$(59)	$36,047

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2019 and 2018. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$447,815	$5,862	2.64%	$151,926	$1,439	1.91%
Investment securities	1,245,098	18,753	3.04%	884,856	12,162	2.77%
Loans held for sale	128,261	2,784	4.38%	140,012	2,525	3.64%
Loans	6,138,749	164,733	5.41%	5,051,742	122,679	4.90%
Purchased loans	2,222,457	60,165	5.46%	974,846	27,892	5.77%
Purchased loan pools	251,772	3,780	3.03%	317,813	4,691	2.98%
Total interest-earning assets	10,434,152	256,077	4.95%	7,521,195	171,388	4.60%
Noninterest-earning assets	1,090,916			686,509
Total assets	$11,525,068			$8,207,704

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$4,598,540	$23,066	1.01%	$3,572,045	$9,675	0.55%
Time deposits	2,425,704	22,072	1.83%	1,046,231	4,891	0.94%
Federal funds purchased and securities sold under agreements to repurchase	9,511	13	0.28%	17,819	14	0.16%
FHLB advances	14,368	185	2.60%	538,282	4,840	1.81%
Other borrowings	145,463	4,437	6.15%	80,957	2,454	6.11%
Subordinated deferrable interest debentures	89,516	3,138	7.07%	85,894	2,784	6.54%
Total interest-bearing liabilities	7,283,102	52,911	1.47%	5,341,228	24,658	0.93%
Demand deposits	2,634,937			1,877,858
Other liabilities	107,885			46,840
Shareholders’ equity	1,499,144			941,778
Total liabilities and shareholders’ equity	$11,525,068			$8,207,704
Interest rate spread			3.48%			3.67%
Net interest income		$203,166			$146,730
Net interest margin			3.93%			3.93%

On a tax-equivalent basis, net interest income for the six months ended June 30, 2019 was $203.2 million, an increase of $56.4 million, or 38.5%, compared with $146.7 million reported in the same period of 2018. The higher net interest income is a result of growth in average interest earning assets which increased $2.91 billion, or 38.7%, from $7.52 billion in the first six months of 2018 to $10.43 billion for the first six months of 2019. This increase in average interest earning assets is primarily a result of growth in average legacy loans and average purchased loans. Average legacy loans increased $1.09 billion, or 21.5%, to $6.14 billion in the first six months of 2019 from $5.05 billion in the same period of 2018. Average purchased loans increased $1.25 billion, or 127.98%, to $2.22 billion in the first six months of 2019 from $974.8 million in the same period in 2018, resulting from the Atlantic acquisition and the Hamilton acquisition both occurring in the second quarter of 2018. The Company’s net interest margin remained stable during the first six months of 2019 at 3.93%, compared with the first six months of 2018.

Total interest income, on a tax-equivalent basis, increased to $256.1 million during the six months ended June 30, 2019, compared with $171.4 million in the same period of 2018. Yields on earning assets increased to 4.95% during the first six months of 2019, compared with 4.60% reported in the same period of 2018. During the first six months of 2019, loans comprised 83.8% of average earning assets, compared with 86.2% in the same period of 2018. Yields on legacy loans increased to 5.41% during the six months ended June 30, 2019, compared with 4.90% in the same period of 2018. The yield on purchased loans decreased from 5.77% in the first six months of 2018 to 5.46% during the first six months of 2019. Accretion income for the first six months of 2019 was $6.0 million, compared with $4.1 million in the first six months of 2018. Yields on purchased loan pools increased from 2.98% in the first six months of 2018 to 3.03% in the same period in 2019.

The yield on total interest-bearing liabilities increased from 0.93% during the six months ended June 30, 2018 to 1.47% in the same period of 2019. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 1.08% in the first six months of 2019, compared with 0.69% during the same period of 2018. Deposit costs increased from 0.45% in the first six months of 2018 to 0.94% in the same period of 2019. Non-deposit funding costs increased from 2.82% in the first six months of 2018 to 6.06% in the same period of 2019. The increase in non-deposit funding costs was driven primarily by an increase in the average balance of other borrowings which carry a higher interest rate coupled with higher market rates being paid on short-term FHLB. Average balances of interest bearing deposits and their respective costs for the six months ended June 30, 2019 and 2018 are shown below:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,530,224	0.58%	$1,324,764	0.32%
MMDA	2,666,001	1.40%	1,960,531	0.77%
Savings	402,315	0.08%	286,750	0.07%
Retail CDs < $100,000	773,213	1.32%	449,515	0.71%
Retail CDs > $100,000	1,154,261	1.90%	589,611	1.11%
Brokered CDs	498,230	2.49%	7,105	1.93%
Interest-bearing deposits	$7,024,244	1.30%	$4,618,276	0.64%

Provision for Loan Losses

The Company’s provision for loan losses during the six months ended June 30, 2019 amounted to $8.1 million, compared with $10.9 million in the six months ended June 30, 2018. Approximately $6.7 million of the provision for loan losses recorded during the six months ended June 30, 2018 was attributable to two loan relationships within the premium finance division that became impaired during the second quarter of 2018. At June 30, 2019, classified loans still accruing decreased to $69.8 million, compared with $81.9 million at December 31, 2018 due primarily to classified loans still accruing which paid down or were upgraded during the six months ended June 30, 2019. Non-performing assets as a percentage of total assets decreased from 0.55% at December 31, 2018 to 0.51% at June 30, 2019. Net charge-offs on legacy loans during the first six months of 2019 were $5.5 million, or 0.18% of average legacy loans on an annualized basis, compared with approximately $5.1 million, or 0.20%, in the first six months of 2018. The increase in net charge-offs on legacy loans during the first six months of 2019 was primarily attributable to a $1.2 million commercial real estate loan which was fully charged off during the first quarter of 2019 which previously was specifically reserved for at December 31, 2018 and an increase in net charge-offs on consumer installment loans, partially offset by a decrease in net charge-offs on commercial, financial and agricultural loans. The Company’s allowance for loan losses allocated to legacy loans at June 30, 2019 was $28.7 million, or 0.44% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. The Company’s total allowance for loan losses at June 30, 2019 was $31.8 million, or 0.35% of total loans, compared with $28.8 million, or 0.34% of total loans, at December 31, 2018.

Noninterest Income

Total noninterest income for the six months ended June 30, 2019 was $66.0 million, an increase of $8.2 million, or 14.3%, from the $57.8 million reported for the six months ended June 30, 2018.  Service charges on deposit accounts in the first six months of 2019 increased $3.0 million, or 14.3%, to $23.8 million, compared with $20.8 million in the first six months of 2018. This increase in service charge revenue was primarily attributable to higher debit card interchange income. Income from mortgage-related activities increased $5.5 million, or 19.9%, from $27.7 million in the first six months of 2018 to $33.2 million in the same period of 2019. Total production in the first six months of 2019 amounted to $941.1 million, compared with $878.1 million in the same period of 2018, while spread (gain on sale) increased to 3.14% during the six months ended June 30, 2019, compared with 2.81% in the same period of 2018. The retail mortgage open pipeline was $287.4 million at June 30, 2019, compared with $119.2 million at the beginning of 2019 and $228.7 million at June 30, 2018. Other service charges, commissions and fees were $1.6 million during the first six months of 2019, compared with $1.4 million during the first six months of 2018. Other noninterest income decreased $614,000, or 7.8%, to $7.3 million for the first six months of 2019, compared with $7.9 million during the same period of 2018. The decrease in other noninterest income was primarily attributable to $2.0 million in other income recorded as a result of a decrease in the estimated contingent consideration liability related to the USPF acquisition during the six months ended June 30, 2018, partially offset by increases in gain on sale of SBA loans, SBA servicing income and bank owned life insurance income for the six months ended June 30, 2019 compared with the same period in 2018.

Noninterest Expense

Total noninterest expenses for the six months ended June 30, 2019 increased $11.2 million, or 7.7%, to $156.7 million, compared with $145.5 million in the same period of 2018. Salaries and employee benefits increased $4.9 million, or 6.9%, from $71.9 million in the first six months of 2018 to $76.8 million in the same period of 2019 due to staff additions resulting from the Atlantic and Hamilton acquisitions, partially offset by a reduction of $5.5 million in expense recorded during the first six months of 2018 related to executive retirement benefits and staff reductions from branch consolidation efforts in 2019. Occupancy and equipment expenses increased $3.5 million, or 27.4%, to $16.0 million for the first six months of 2019, compared with $12.6 million in the same period of 2018 due primarily to 28 branch locations being added during 2018 as a result of the Atlantic and Hamilton acquisitions partially offset by branch consolidations during the first quarter of 2019. Data processing and telecommunications expense increased $3.2 million, or 23.6%, to $16.8 million in the first six months of 2019, from $13.6 million reported in the same period of 2018. This increase in data processing and telecommunications during the first six months of 2019 reflects increased core banking system charges due to an increase in the number of accounts being processed by our core banking system and a $1.4 million refund recorded in the second quarter of 2018 related to overcharges on prior billings from a data processing vendor. Credit resolution-related expenses increased $296,000, or 18.6%, from $1.6 million in the first six months of 2018 to $1.9 million in the same period of 2019. Amortization of intangible assets increased $3.1 million, or 96.3%, from $3.2 million in the first six months of 2018 to $6.3 million in the first six months of 2019, due primarily to additional amortization of intangible assets recorded as part of the USPF, Atlantic and Hamilton acquisitions. Merger and conversion charges were $5.5 million in the first six months of 2019, compared with $19.2 million in the same period in 2018, reflecting the USPF, Atlantic and Hamilton acquisitions during the first six months of 2018. Other noninterest expenses increased $8.7 million, or 41.4%, from $21.0 million in the first six months of 2018 to $29.6 million in the same period of 2019 resulting primarily from increases in consulting fees related to the implementation of a new support system, loss on sale of fixed assets, variable expenses in our lines of business tied to production levels and an increase in volume in certain areas related to our acquisitions of Hamilton and Atlantic.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the six months ended June 30, 2019, the Company reported income tax expense of $23.5 million, compared with $10.1 million in the same period of 2018. The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was 23.0% and 21.9%, respectively. The increase in the effective tax rate is due to tax benefits of stock-based compensation recognized in 2018 and increased state tax expenses during 2019.

Financial Condition as of June 30, 2019

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2019, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at June 30, 2019, these investments are not considered impaired on an other-than temporary basis.

The following table is a summary of our investment portfolio at the dates indicated.

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2019
State, county and municipal securities	$99,888	$102,033	$149,670	$150,733
Corporate debt securities	56,876	57,846	67,123	67,314
Mortgage-backed securities	1,095,566	1,113,365	982,183	974,376
Total debt securities	$1,252,330	$1,273,244	$1,198,976	$1,192,423

The amounts of securities available for sale in each category as of June 30, 2019 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	State, County and Municipal Securities		Corporate Debt Securities		Mortgage-Backed Securities
(dollars in thousands)	Amount	Yield (1)(2)	Amount	Yield (1)	Amount	Yield (1)
One year or less	$12,627	3.17%	$—	—%	$—	—%
After one year through five years	45,625	3.36	19,887	4.16	32,838	3.05
After five years through ten years	26,578	3.36	36,004	5.40	340,356	2.85
After ten years	17,203	3.15	1,955	6.05	740,171	2.84
	$102,033	3.30%	$57,846	4.99%	$1,113,365	2.85%

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

Loans and Allowance for Loan Losses

At June 30, 2019, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $9.31 billion, an increase of $687.7 million, or 8.0%, from $8.62 billion reported at December 31, 2018. Loans held for sale increased from $111.3 million at December 31, 2018 to $261.1 million at June 30, 2019. During the second quarter of 2019, the Company designated a $64.8 million portfolio of loans related to the Hamilton acquisition as held for sale. Legacy loans (excluding purchased loans and purchased loan pools) increased $862.0 million, or 15.2%, from $5.66 billion at December 31, 2018 to $6.52 billion at June 30, 2019, driven primarily by growth in the commercial, financial and agricultural loan and commercial real estate loan categories. Purchased loans decreased $302.4 million, or 11.7%, from $2.59 billion at December 31, 2018 to $2.29 billion at June 30, 2019, due to paydowns of $245.2 million, transfers to held for sale of $55.0 million, charge-offs of $1.1 million and transfers to OREO of $2.4 million, partially offset by accretion of $6.1 million. Purchased loan pools decreased $21.6 million, or 8.2%, from $262.6 million at December 31, 2018 to $241.0 million at June 30, 2019 due primarily to payments on the portfolio of $21.0 million and premium amortization of $673,000 during the first six months of 2019.

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

At the end of the second quarter of 2019, the allowance for loan losses allocated to legacy loans totaled $28.7 million, or 0.44% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. The allowance for loan losses as a percentage of legacy loans was down two basis points from December 31, 2018 to June 30, 2019 due primarily to a decrease in the loss rates on collectively evaluated loans. Our legacy nonaccrual loans increased slightly from $18.0 million at December 31, 2018 to $18.1 million at June 30, 2019. For the first six months of 2019, our legacy net charge off ratio as a percentage of average legacy loans decreased to 0.18%, compared with 0.20% for the first six months of 2018. The total provision for loan losses for the first six months of 2019 was $8.1 million, decreasing from $10.9 million recorded for the first six months of 2018. Our ratio of total nonperforming assets to total assets decreased from 0.55% at December 31, 2018 to 0.51% at June 30, 2019.

The balance of the allowance for loan losses allocated to all loans collectively evaluated for impairment increased 6.5%, or $1.5 million, during the first six months of 2019, while the balance of all loans collectively evaluated for impairment increased 6.6%, or $549.6 million, during the same period. The increase in the balance of all loans collectively evaluated for impairment is primarily attributable to growth in legacy loans, partially offset by paydowns on purchased loans. As a percentage of total loans collectively evaluated for impairment, the allowance allocated to those loans was stable at 0.28% for both December 31, 2018 and June 30, 2019.

The balance of the allowance for loan losses allocated to legacy loans collectively evaluated for impairment increased 7.0%, or $1.6 million, during the first six months of 2019, while the balance of legacy loans collectively evaluated for impairment increased 15.2%, or $858.7 million, during the same period. As a percentage of legacy loans collectively evaluated for impairment, the allowance allocated to those loans decreased three basis points from 0.41% at December 31, 2018 to 0.38% at June 30, 2019 due to the consistency in the mix of loan and collateral types and the overall credit quality of the loan portfolio.

For the allowance allocated to loans collectively evaluated expressed as a percentage of loans evaluated collectively for impairment, the largest change for the first six months of 2019 was noted in the commercial and farmland real estate and consumer installment loan categories, which both decreased eight basis points from December 31, 2018 to June 30, 2019 due to reduced historical net charge-offs for the categories. We consider a four year loss rate on all loan categories. We adjust the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as volatile commodity prices for agriculture products, weather-related risks (droughts and hurricanes), growth rates of certain loan types and other factors management deems appropriate.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment increased 28.7%, or $1.4 million, during the first six months of 2019, while the balance of loans individually evaluated for impairment increased 6.6%, or $3.6 million, during the same period. The increase in loan balances individually evaluated for impairment was primarily attributable to increases of $2.9 million and $1.4 million in the commercial, financial and agricultural and residential real estate categories, respectively, partially offset by a decrease of $1.2 million in the commercial and farmland real estate category. The increase in the allowance for loan losses allocated to loans individually evaluated for impairment from December 31, 2018 to June 30, 2019 was primarily related to a small number of loans which migrated to substandard over the same period.

The following tables present an analysis of the allowance for loan losses as of and for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Balance of allowance for loan losses at beginning of period	$28,819	$25,791
Provision charged to operating expense	8,076	10,911
Charge-offs:
Commercial, financial and agricultural	3,342	5,193
Real estate – construction and development	247	20
Real estate – commercial and farmland	1,353	142
Real estate – residential	60	402
Consumer installment	3,019	1,801
Purchased loans	854	1,031
Total charge-offs	8,875	8,589
Recoveries:
Commercial, financial and agricultural	1,807	1,903
Real estate – construction and development	20	116
Real estate – commercial and farmland	8	35
Real estate – residential	237	211
Consumer installment	406	184
Purchased loans	1,295	970
Total recoveries	3,773	3,419
Net charge-offs	5,102	5,170
Balance of allowance for loan losses at end of period	$31,793	$31,532

	As of and for the Six Months Ended June 30, 2019
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$28,679	$2,443	$671	$31,793
Net charge-offs (recoveries) for the period	5,543	(441)	—	5,102
Loan balances:
End of period	6,522,448	2,286,425	240,997	9,049,870
Average for the period	6,138,749	2,222,457	251,772	8,612,978
Net charge-offs as a percentage of average loans	0.18%	(0.04)%	0.00%	0.12%
Allowance for loan losses as a percentage of end of period loans	0.44%	0.11%	0.28%	0.35%

	As of and for the Six Months Ended June 30, 2018
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$28,417	$2,339	$776	$31,532
Net charge-offs (recoveries) for the period	5,109	61	—	5,170
Loan balances:
End of period	5,380,515	2,812,510	297,509	8,490,534
Average for the period	5,051,742	974,846	317,813	6,344,401
Net charge-offs as a percentage of average loans	0.20%	0.01%	0.00%	0.16%
Allowance for loan losses as a percentage of end of period loans	0.53%	0.08%	0.26%	0.37%

Loans Excluding Purchased Loans

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$1,648,190	$1,316,359
Real estate – construction and development	788,409	671,198
Real estate – commercial and farmland	2,046,347	1,814,529
Real estate – residential	1,589,646	1,403,000
Consumer installment	449,856	455,371
	$6,522,448	$5,660,457

The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

(dollars in thousands)	June 30, 2019	December 31, 2018
Municipal loans	$504,547	$510,600
Premium finance loans	529,680	410,381
Other commercial, financial and agricultural loans	613,963	395,378
	$1,648,190	$1,316,359

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $2.29 billion and $2.59 billion at June 30, 2019 and December 31, 2018, respectively. The decrease in purchased loans of $302.4 million, or 11.7%, resulted primarily from paydowns during the quarter. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $9.5 million at both June 30, 2019 and December 31, 2018.

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

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	June 30, 2019	December 31, 2018
Commercial, financial and agricultural	$252,621	$372,686
Real estate – construction and development	315,141	227,900
Real estate – commercial and farmland	1,135,866	1,337,859
Real estate – residential	558,458	623,199
Consumer installment	24,339	27,188
	$2,286,425	$2,588,832

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of June 30, 2019, purchased loan pools totaled $241.0 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $239.6 million and $1.4 million of remaining purchase premium paid at acquisition. As of December 31, 2018, purchased loan pools totaled $262.6 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $671,000 and $732,000 of the allowance for loan losses to the purchased loan pools at June 30, 2019 and December 31, 2018, respectively.

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

Nonaccrual loans, excluding purchased loans, totaled $18.1 million at June 30, 2019, an increase of $177,000, or 1.0%, from $18.0 million at December 31, 2018. Nonaccrual purchased loans totaled $23.4 million at June 30, 2019, a decrease of $757,000, or 3.1%, compared with $24.1 million at December 31, 2018. Accruing loans delinquent 90 days or more, excluding purchased loans, totaled $4.4 million at June 30, 2019, an increase of $217,000, or 5.1%, compared with $4.2 million at December 31, 2018. At June 30, 2019, OREO, excluding purchased OREO, totaled $5.2 million, a decrease of $2.0 million, or 28.4%, compared with $7.2 million at December 31, 2018. Purchased OREO totaled $9.5 million at June 30, 2019, a decrease of $29,000, or 0.3%, compared with $9.5 million at December 31, 2018. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2019, total non-performing assets as a percent of total assets decreased to 0.51% compared with 0.55% at December 31, 2018.

Non-performing assets at June 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans, excluding purchased loans	$18,129	$17,952
Nonaccrual purchased loans	23,350	24,107
Nonaccrual purchased loan pools	—	—
Accruing loans delinquent 90 days or more, excluding purchased loans	4,439	4,222
Accruing purchased loans delinquent 90 days or more	174	—
Foreclosed assets, excluding purchased assets	5,169	7,218
Purchased other real estate owned	9,506	9,535
Total non-performing assets	$60,767	$63,034

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of June 30, 2019 and December 31, 2018, the Company had a balance of $14.5 million and $11.1 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at June 30, 2019 and December 31, 2018:

June 30, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$300	14	$136
Real estate – construction and development	4	138	1	2
Real estate – commercial and farmland	13	2,911	4	576
Real estate – residential	85	9,593	20	791
Consumer installment	5	10	22	65
Total	111	$12,952	61	$1,570

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2019 and December 31, 2018:

June 30, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$327	8	$108
Real estate – construction and development	5	140	—	—
Real estate – commercial and farmland	16	3,247	1	241
Real estate – residential	88	8,858	17	1,526
Consumer installment	15	35	12	40
Total	134	$12,607	38	$1,915

December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$282	9	$112
Real estate – construction and development	5	147	1	—
Real estate – commercial and farmland	14	3,043	1	246
Real estate – residential	65	5,756	26	1,406
Consumer installment	18	36	12	49
Total	112	$9,264	49	$1,813

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2019 and December 31, 2018:

June 30, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	1	$55
Forbearance of interest	8	1,299	6	537
Forgiveness of principal	1	674	—	—
Forbearance of principal	20	3,799	6	249
Rate reduction only	12	1,161	1	53
Rate reduction, forbearance of interest	27	2,361	13	321
Rate reduction, forbearance of principal	13	1,327	28	158
Rate reduction, forgiveness of interest	30	2,331	5	195
Rate reduction, forgiveness of principal	—	—	1	1
Total	111	$12,952	61	$1,569

December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	1	$55
Forbearance of interest	9	1,361	5	509
Forgiveness of principal	1	686	—	—
Forbearance of principal	6	360	4	75
Rate reduction only	11	1,155	1	56
Rate reduction, forbearance of interest	27	2,149	13	618
Rate reduction, forbearance of principal	15	1,384	32	175
Rate reduction, forgiveness of interest	30	2,228	5	264
Rate reduction, forgiveness of principal	—	—	1	2
Total	99	$9,323	62	$1,754

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2019 and December 31, 2018:

June 30, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$522	2	$152
Raw land	6	427	1	2
Hotel and motel	1	243	1	241
Office	1	158	—	—
Retail, including strip centers	6	1,935	1	183
1-4 family residential	85	9,385	20	791
Automobile/equipment/CD	7	91	34	185
Livestock	—	—	1	14
Unsecured	1	191	1	1
Total	111	$12,952	61	$1,569

December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$544	1	$137
Raw land	7	435	1	2
Hotel and motel	1	260	1	246
Office	1	161	—	—
Retail, including strip centers	6	1,980	—	—
1-4 family residential	71	5,835	21	1,161
Automobile/equipment/CD	8	108	36	188
Livestock	—	—	1	18
Unsecured	—	—	1	2
Total	99	$9,323	62	$1,754

As of June 30, 2019 and December 31, 2018, the Company had a balance of $21.3 million and $22.2 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at June 30, 2019 and December 31, 2018:

June 30, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$26
Real estate – construction and development	4	986	3	263
Real estate – commercial and farmland	11	5,882	6	1,533
Real estate – residential	115	11,531	19	969
Consumer installment	—	—	7	58
Total	131	$18,430	38	$2,849

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2019 and December 31, 2018:

June 30, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$56	1	$1
Real estate – construction and development	6	1,248	1	1
Real estate – commercial and farmland	15	7,157	2	258
Real estate – residential	104	9,933	30	2,567
Consumer installment	5	40	2	18
Total	133	$18,434	36	$2,845

December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$63	—	$—
Real estate – construction and development	8	1,305	1	3
Real estate – commercial and farmland	17	7,576	2	271
Real estate – residential	106	10,040	33	2,916
Consumer installment	3	14	1	3
Total	138	$18,998	37	$3,193

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2019 and December 31, 2018:

June 30, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$450	9	$1,357
Forbearance of principal	6	2,286	4	228
Forbearance of principal, extended amortization	—	—	1	242
Rate reduction only	64	9,769	6	401
Rate reduction, forbearance of interest	25	2,401	12	326
Rate reduction, forbearance of principal	8	1,728	5	254
Rate reduction, forgiveness of interest	23	1,796	1	41
Total	131	$18,430	38	$2,849

December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$224	10	$1,751
Forbearance of principal	6	2,368	3	226
Forbearance of principal, extended amortization	—	—	1	258
Rate reduction only	73	10,911	6	285
Rate reduction, forbearance of interest	24	2,304	14	356
Rate reduction, forbearance of principal	8	1,635	6	368
Rate reduction, forgiveness of interest	16	1,298	3	207
Total	132	$18,740	43	$3,451

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at June 30, 2019 and December 31, 2018:

June 30, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$350	—	$—
Raw land	2	866	4	639
Hotel and motel	1	143	—	—
Office	2	400	2	430
Retail, including strip centers	5	3,814	—	—
1-4 family residential	117	11,651	20	1,490
Church	1	1,175	1	193
Automobile/equipment/CD	1	31	11	97
Total	131	$18,430	38	$2,849

December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$356	—	$—
Raw land	2	873	6	718
Hotel and motel	1	145	—	—
Office	2	419	2	457
Retail, including strip centers	5	3,882	—	—
1-4 family residential	118	11,837	26	2,009
Church	1	1,197	1	201
Automobile/equipment/CD	1	31	8	65
Total	132	$18,740	43	$3,450

Commercial Lending Practices

The federal bank regulatory agencies previously issued interagency guidance on commercial real estate lending and prudent risk management practices. This guidance defines commercial real estate (“CRE”) loans as loans secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property, excluding owner-occupied properties (loans for which 50% or more of the source of repayment is derived from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property) or the proceeds of the sale, refinancing or permanent financing of the property. Loans for owner-occupied CRE are generally excluded from the CRE guidance.

The CRE guidance is applicable when either:

(1)	total loans for construction, land development, and other land, net of owner-occupied loans, represent 100% or more of a bank’s total risk-based capital; or

(2)
total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land, net of owner-occupied loans, represent 300% or more of a bank’s total risk-based capital.

Banks that are subject to the CRE guidance criteria are required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

As of June 30, 2019, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2019 and December 31, 2018. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,103,550	12%	$899,097	11%
Multi-family loans	304,587	3%	276,528	3%
Nonfarm non-residential loans (excluding owner-occupied)	1,651,155	18%	1,694,267	20%
Total CRE Loans (excluding owner-occupied)	3,059,292	34%	2,869,892	34%
All other loan types	5,990,578	66%	5,642,022	66%
Total Loans	$9,049,870	100%	$8,511,914	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of June 30, 2019 and December 31, 2018:

	Internal Limit	Actual
		June 30, 2019	December 31, 2018
Construction and development loans	100%	91%	78%
Total CRE loans (excluding owner-occupied)	300%	253%	249%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At June 30, 2019, the Company’s short-term investments were $187.0 million, compared with $507.5 million at December 31, 2018. At June 30, 2019, the Company had $42.2 million in federal funds sold and $144.8 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at June 30, 2019 and December 31, 2018 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of $249,000 at June 30, 2019 and an asset of $102,000 at December 31, 2018.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $6.2 million and $2.5 million at June 30, 2019 and December 31, 2018, respectively, and a liability of $1.8 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively.

No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

Common Stock Repurchase Program

On October 25, 2018, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur within the succeeding twelve months, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2019, $10.6 million, or 296,335 shares of the Company's common stock, had been repurchased under the program.

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

On February 16, 2018, a registration statement was filed with the SEC to register the resale or other disposition of the combined 944,586 shares issued on January 3, 2018 and January 31, 2018.

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

As of June 30, 2019, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.47%	9.17%
Ameris Bank	10.66%	10.46%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	9.75%	10.07%
Ameris Bank	12.00%	12.66%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.66%	11.07%
Ameris Bank	12.00%	12.66%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	11.74%	12.23%
Ameris Bank	12.32%	12.98%

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

The ALCO Committee is comprised of senior officers of Ameris and two independent members of the Company’s Board of Directors. The ALCO Committee makes all strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The objective of the ALCO Committee is to identify the interest rate, liquidity and market value risks of the Company’s balance sheet and use reasonable methods approved by the Company’s Board of Directors and executive management to minimize those identified risks.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2019 and December 31, 2018, the net carrying value of the Company’s other borrowings was $564.6 million and $151.8 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Investment securities available for sale to total deposits	13.29%	12.60%	12.36%	12.66%	13.17%
Loans (net of unearned income) to total deposits	94.44%	86.55%	88.21%	92.90%	96.91%
Interest-earning assets to total assets	90.87%	90.63%	90.43%	90.48%	90.35%
Interest-bearing deposits to total deposits	71.08%	71.91%	73.88%	74.58%	73.11%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2019 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At June 30, 2019, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of $249,000 at June 30, 2019 and an asset of $102,000 at December 31, 2018.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $6.2 million and $2.5 million at June 30, 2019 and December 31, 2018, respectively, and a liability of $1.8 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively.

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

During the quarter ended June 30, 2019, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 30, 2019, CEBV LLC (“CEBV”) filed a lawsuit against the Bank in Duval County, Florida, arising out of a loan purchase agreement with the Bank dated May 8, 2018. CEBV’s complaint, which also names as a defendant the Company’s former Chief Executive Officer, Dennis J. Zember Jr., seeks unspecified damages and other relief related to asserted claims for fraudulent inducement and breach of contract based on the Bank’s alleged failure to provide sufficient assistance to CEBV in collecting on loans purchased by CEBV from the Bank. CEBV is wholly owned by William J. Villari, who was the former owner of USPF.

The Company is involved in three additional proceedings with Mr. Villari. First, on December 13, 2018, Mr. Villari filed a demand for arbitration, claiming that the Bank’s termination of his employment for “cause” was improper and that he is entitled to additional compensation from the Company and the Bank under his employment agreement. The arbitration is proceeding pursuant to the American Arbitration Association Employment Rules in Atlanta, Georgia, and is scheduled to take place in August 2019. Second, on January 30, 2019, the Company and the Bank filed a lawsuit against Mr. Villari in Dekalb County, Georgia, asserting claims for unspecified damages arising from Mr. Villari’s alleged failure to disclose material information in connection with the sale of USPF to the Company and the Bank. In addition, on December 28, 2018, Mr. Villari and his wholly owned company, P1 Finance Holdings LLC (“P1”), filed a lawsuit against the Bank in Broward County, Florida, seeking additional compensation for Mr. Villari’s service while an employee, as well as other relief. This action has been stayed pending resolution of the employment arbitration.

We believe the allegations of Mr. Villari, P1 and CEBV in their complaints are without merit and intend to vigorously defend the cases. We believe that the amount or any estimable range of reasonably possible or probable loss in connection with these matters will not, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

In addition, from time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted against the Company or the Bank. In the ordinary course of business, the Company and the Bank are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Management does not believe, based on its current knowledge and after consultation with legal counsel, that there are any such ordinary course legal proceedings pending or threatened that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
April 1, 2019 through April 30, 2019(1)	295	$35.17	—	$100,000,000
May 1, 2019 through May 31, 2019	288,809	$35.60	288,809	$89,717,203
June 1, 2019 through June 30, 2019	7,526	$35.85	7,526	$89,447,425
Total	296,630	$35.61	296,335	$89,447,425

(1)
The shares purchased from April 1, 2019 through April 30, 2019 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

(2)
On October 25, 2018, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur within the succeeding twelve months, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2019, $10.6 million, or 296,335 shares of the Company's common stock, had been repurchased under the program.

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

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Bylaws of Ameris Bancorp, as amended and restated through July 1, 2019 (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

10.1	Employment Agreement by and among Ameris Bancorp, Ameris Bank and James B. Miller, Jr. dated as of December 17, 2018.

10.2	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018.

10.3	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2019	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)