Form 10-Q
period 2019-09-30
Ameris Bancorp
filed 2019-11-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1456434
(State of incorporation)	(IRS Employer ID No.)

3490 Piedmont Rd NE, Suite 1550
Atlanta	Georgia	30305
(Address of principal executive offices)

(404)	639-6500
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

 There were 69,660,953 shares of Common Stock outstanding as of November 1, 2019.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$193,976	$172,036
Federal funds sold and interest-bearing deposits in banks	285,713	507,491
Cash and cash equivalents	479,689	679,527

Time deposits in other banks	499	10,812
Investment securities available for sale, at fair value	1,491,207	1,192,423
Other investments	66,921	14,455
Loans held for sale, at fair value	1,187,551	111,298

Loans	7,208,816	5,660,457
Purchased loans	5,388,336	2,588,832
Purchased loan pools	229,132	262,625
Loans, net of unearned income	12,826,284	8,511,914
Allowance for loan losses	(35,530)	(28,819)
Loans, net	12,790,754	8,483,095

Other real estate owned, net	4,925	7,218
Purchased other real estate owned, net	15,785	9,535
Total other real estate owned, net	20,710	16,753

Premises and equipment, net	239,428	145,410
Goodwill	911,488	503,434
Other intangible assets, net	97,328	58,689
Cash value of bank owned life insurance	174,442	104,096
Deferred income taxes, net	22,111	35,126
Other assets	282,149	88,397
Total assets	$17,764,277	$11,443,515

Liabilities
Deposits:
Noninterest-bearing	$4,077,856	$2,520,016
Interest-bearing	9,581,738	7,129,297
Total deposits	13,659,594	9,649,313
Securities sold under agreements to repurchase	17,744	20,384
Other borrowings	1,351,172	151,774
Subordinated deferrable interest debentures	127,075	89,187
FDIC loss-share payable, net	19,490	19,487
Other liabilities	168,479	57,023
Total liabilities	15,343,554	9,987,168

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018)	—	—
Common stock, par value $1 (100,000,000 shares authorized; 71,431,581 and 49,014,925 shares issued at September 30, 2019 and December 31, 2018, respectively)	71,447	49,015
Capital surplus	1,904,789	1,051,584
Retained earnings	457,127	377,135
Accumulated other comprehensive income (loss), net of tax	15,482	(4,826)
Treasury stock, at cost (1,837,748 shares and 1,514,984 shares at September 30, 2019 and December 31, 2018, respectively)	(28,122)	(16,561)
Total shareholders’ equity	2,420,723	1,456,347
Total liabilities and shareholders’ equity	$17,764,277	$11,443,515

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$175,046	$110,470	$404,457	$266,460
Interest on taxable securities	11,354	8,792	29,780	20,320
Interest on nontaxable securities	168	204	426	705
Interest on deposits in other banks and federal funds sold	1,793	1,653	7,655	3,092
Total interest income	188,361	121,119	442,318	290,577

Interest expense
Interest on deposits	29,425	15,630	74,563	30,196
Interest on other borrowings	10,167	6,451	17,940	16,543
Total interest expense	39,592	22,081	92,503	46,739

Net interest income	148,769	99,038	349,815	243,838
Provision for loan losses	5,989	2,095	14,065	13,006
Net interest income after provision for loan losses	142,780	96,943	335,750	230,832

Noninterest income
Service charges on deposit accounts	13,411	12,690	37,225	33,531
Mortgage banking activity	53,041	14,082	86,241	41,771
Other service charges, commissions and fees	1,236	790	2,828	2,236
Net gain (loss) on securities	4	48	139	(38)
Other noninterest income	9,301	2,561	16,567	10,442
Total noninterest income	76,993	30,171	143,000	87,942

Noninterest expense
Salaries and employee benefits	77,633	38,414	154,296	110,163
Occupancy and equipment expense	12,639	8,598	28,677	21,186
Data processing and communications expenses	10,372	8,518	27,151	22,092
Credit resolution-related expenses	1,094	1,248	2,984	2,842
Advertising and marketing expense	1,949	1,453	5,677	3,938
Amortization of intangible assets	5,719	2,676	11,972	5,862
Merger and conversion charges	65,158	276	70,690	19,502
Other noninterest expenses	18,133	11,170	47,926	32,252
Total noninterest expense	192,697	72,353	349,373	217,837

Income before income tax expense	27,076	54,761	129,377	100,937
Income tax expense	5,692	13,317	29,184	23,446
Net income	21,384	41,444	100,193	77,491

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of ($244), ($1,053), $5,549 and ($4,035)	(921)	(3,964)	20,873	(15,181)
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $0, $11, $25 and $19	—	(41)	(94)	(70)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of ($15), $0, ($125) and $92	(59)	—	(471)	347
Other comprehensive income (loss)	(980)	(4,005)	20,308	(14,904)
Total comprehensive income	$20,404	$37,439	$120,501	$62,587

Basic earnings per common share	$0.31	$0.87	$1.83	$1.86
Diluted earnings per common share	$0.31	$0.87	$1.83	$1.85
Weighted average common shares outstanding (in thousands)
Basic	69,372	47,515	54,762	41,673
Diluted	69,600	47,685	54,883	41,845
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2019

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	49,099,332	$49,099	$1,053,500	$446,182	$16,462	1,837,748	$(28,122)	$1,537,121
Issuance of common stock for acquisition	22,181,522	22,182	847,112	—	—	—	—	869,294
Issuance of restricted shares	30,452	30	(30)	—	—	—	—	—
Proceeds from exercise of stock options	120,275	136	3,398	—	—	—	—	3,534
Share-based compensation	—	—	809	—	—	—	—	809
Net income	—	—	—	21,384	—	—	—	21,384
Dividends on common shares ($0.15 per share)	—	—	—	(10,439)	—	—	—	(10,439)
Other comprehensive income (loss) during the period	—	—	—	—	(980)	—	—	(980)
Balance at end of period	71,431,581	$71,447	$1,904,789	$457,127	$15,482	1,837,748	$(28,122)	$2,420,723

	Nine Months Ended September 30, 2019

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347
Issuance of common stock for acquisition	22,181,522	22,182	847,112	—	—	—	—	869,294
Issuance of restricted shares	147,574	147	768	—	—	—	—	915
Forfeitures of restricted shares	(40,423)	(40)	(484)	—	—	—	—	(524)
Proceeds from exercise of stock options	127,983	143	3,444	—	—	—	—	3,587
Share-based compensation	—	—	2,365	—	—	—	—	2,365
Purchase of treasury shares	—	—	—	—	—	322,764	(11,561)	(11,561)
Net income	—	—	—	100,193	—	—	—	100,193
Dividends on common shares ($0.35 per share)	—	—	—	(19,925)	—	—	—	(19,925)
Cumulative effect of change in accounting for derivatives	—	—	—	(276)	—	—	—	(276)
Other comprehensive income (loss) during the period	—	—	—	—	20,308	—	—	20,308
Balance at end of period	71,431,581	$71,447	$1,904,789	$457,127	$15,482	1,837,748	$(28,122)	$2,420,723

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2018

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	49,011,950	$49,012	$1,049,283	$301,656	$(12,571)	1,493,288	$(15,484)	$1,371,896
Share-based compensation	—	—	1,469	—	—	—	—	1,469
Purchase of treasury shares	—	—	—	—	—	21,696	(1,077)	(1,077)
Net income	—	—	—	41,444	—	—	—	41,444
Dividends on common shares ($0.10 per share)	—	—	—	(4,750)	—	—	—	(4,750)
Other comprehensive income (loss) during the period	—	—	—	—	(4,005)	—	—	(4,005)
Balance at end of period	49,011,950	$49,012	$1,050,752	$338,350	$(16,576)	1,514,984	$(16,561)	$1,404,977

	Nine Months Ended September 30, 2018

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	38,734,873	$38,735	$508,404	$273,119	$(1,280)	1,474,861	$(14,499)	$804,479
Issuance of common stock for acquisitions	10,124,491	10,124	537,003	—	—	—	—	547,127
Issuance of restricted shares	85,855	86	(86)	—	—	—	—	—
Forfeitures of restricted shares	(472)	—	—	—	—	—	—	—
Proceeds from exercise of stock options	67,203	67	779	—	—	—	—	846
Share-based compensation	—	—	4,652	—	—	—	—	4,652
Purchase of treasury shares	—	—	—	—	—	40,123	(2,062)	(2,062)
Net income	—	—	—	77,491	—	—	—	77,491
Dividends on common shares ($0.30 per share)	—	—	—	(12,680)	—	—	—	(12,680)
Reclassification of stranded income tax effects	—	—	—	392	(392)	—	—	—
Cumulative effect of change in accounting for derivatives	—	—	—	28	—	—	—	28
Other comprehensive income (loss) during the period	—	—	—	—	(14,904)	—	—	(14,904)
Balance at end of period	49,011,950	$49,012	$1,050,752	$338,350	$(16,576)	1,514,984	$(16,561)	$1,404,977

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$100,193	$77,491
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	9,077	7,359
Net losses on sale or disposal of premises and equipment including write-downs	159	78
Net write-downs on other assets	4,359	—
Provision for loan losses	14,065	13,006
Net losses on sale of other real estate owned including write-downs	158	947
Share-based compensation expense	2,450	5,433
Amortization of intangible assets	11,972	5,862
Amortization of operating lease right-of-use assets	7,145	—
Provision for deferred taxes	12,084	1,023
Net amortization of investment securities available for sale	3,069	3,909
Net (gain) loss on securities	(139)	38
Accretion of discount on purchased loans	(10,503)	(8,083)
Amortization of premium on purchased loan pools	977	1,473
Accretion on other borrowings	33	98
Accretion on subordinated deferrable interest debentures	1,170	1,001
Originations of mortgage loans held for sale	(2,376,070)	(1,361,509)
Payments received on mortgage loans held for sale	4,438	840
Proceeds from sales of mortgage loans held for sale	1,660,599	1,188,493
Net gains on sale of mortgage loans held for sale	(52,605)	(28,236)
Originations of SBA loans	(22,121)	(18,032)
Proceeds from sales of SBA loans	42,647	27,275
Net gains on sale of SBA loans	(4,220)	(2,246)
Increase in cash surrender value of bank owned life insurance	(1,861)	(1,311)
Gain on bank owned life insurance proceeds	(4,335)	—
Loss on sale of loans	1,954	—
Changes in FDIC loss-share payable, net of cash payments	3,695	1,823
Change attributable to other operating activities	4,307	(10,268)
Net cash used in operating activities	(587,303)	(93,536)

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	10,313	—
Purchases of securities available for sale	(219,352)	(234,711)
Proceeds from prepayments and maturities of securities available for sale	176,760	112,119
Proceeds from sales of securities available for sale	64,995	68,727
Net (increase) decrease in other investments	(44,936)	12,040
Net increase in loans, excluding purchased loans	(1,571,033)	(437,513)
Payments received on purchased loans	619,024	208,910
Payments received on purchased loan pools	32,516	60,042
Purchases of premises and equipment	(5,924)	(7,335)
Proceeds from sales of premises and equipment	5,330	576
Proceeds from sales of other real estate owned	7,448	7,461
Payments paid to FDIC under loss-share agreements	(3,692)	(1,205)
Proceeds from bank owned life insurance	8,178	—
Proceeds from sales of loans	96,162	—
Net cash and cash equivalents received in acquisitions	244,181	51,495
Net cash used in investing activities	(580,030)	(159,394)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Financing Activities, net of effects of business combinations
Net (decrease) increase in deposits	$(33,042)	$389,884
Net decrease in securities sold under agreements to repurchase	(24,985)	(16,567)
Proceeds from other borrowings	2,969,000	1,530,000
Repayment of other borrowings	(1,921,267)	(1,338,917)
Proceeds from exercise of stock options	3,587	846
Dividends paid - common stock	(14,237)	(11,655)
Purchase of treasury shares	(11,561)	(2,062)
Net cash provided by financing activities	967,495	551,529

Net (decrease) increase in cash and cash equivalents	(199,838)	298,599
Cash and cash equivalents at beginning of period	679,527	330,658
Cash and cash equivalents at end of period	$479,689	$629,257

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$87,066	$45,535
Income taxes	32,096	10,252
Loans (excluding purchased loans) transferred to other real estate owned	503	3,764
Purchased loans transferred to other real estate owned	3,908	2,434
Loans transferred from loans held for sale to loans held for investment	—	10,817
Loans transferred from loans held for investment to loans held for sale	1,554	8,831
Loans provided for the sales of other real estate owned	144	53
Initial recognition of operating lease right-of-use assets	27,286	—
Initial recognition of operating lease liabilities	29,651	—
Right-of-use assets obtained in exchange for new operating lease liabilities	262	—
Assets acquired in business acquisitions	5,186,974	3,059,856
Liabilities assumed in business acquisitions	4,317,661	2,410,453
Issuance of common stock in acquisitions	869,294	547,127
Change in unrealized gain (loss) on securities available for sale, net of tax	20,778	(15,590)
Change in unrealized gain (loss) on cash flow hedge, net of tax	(470)	294

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2019, the Bank operated 172 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The reserve requirement as of September 30, 2019 and December 31, 2018 was $102.5 million and $61.2 million, respectively, and was met by cash on hand and balances at the Federal Reserve Bank of Atlanta which are reported on the Company's consolidated balance sheets in cash and due from banks and federal funds sold and interest-bearing deposits in banks, respectively.

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

ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”, “the ASU”). ASU 2016-13 significantly changes how entities will measure and report credit losses for financial assets measured at amortized cost and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard applies to financial assets measured at amortized cost as well as certain off-balance-sheet credit exposures including, but not limited to, loans, receivables, leases, held-to-maturity securities, loan commitments and financial guarantees.

ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding assumptions, models and methods for estimating the allowance for loan and lease losses. Among other requirements, entities must disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the new guidance on January 1, 2020. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective.

The Company previously established a steering committee, including appropriate members of management, to evaluate the impact of the ASU adoption on the Company’s financial position, results of operations and financial statement disclosures. Under the direction of the committee, workstreams were established to execute the Company’s adoption plan. Workstreams including accounting and reporting; credit risk modeling; systems and data; and processes and controls meet regularly with senior management to report on progress and to make key decisions related to the adoption. The Company continues to make progress towards CECL readiness in each of these areas.

A key committee decision was the selection and implementation of software from a vendor of choice to estimate expected credit losses per the ASU. Other key decisions and milestones include the identification of financial assets within scope; the preparation of appropriate data for modeling; the establishment of a forecast period to estimate expected credit losses; the determination of a methodology for calculating expected credit losses; and the development of documentation to support the approach and accounting selections.

During the third quarter of 2019, the Company implemented the software and conducted a series of CECL modeling measurements using a discounted cash flow approach. As a result of these modeling measurements, the Company is calibrating its model and finalizing input decisions. Results from recent model runs have been consistent with prior projections and the Company’s expectations. The Company expects to continue to run CECL modeling in parallel with its current allowance process.
As the Company has progressed on implementation of the ASU, third-party and internal audit reviews have been conducted to assist with readiness. Identified issues have been addressed. In addition, the Company is in the progress of finalizing a third-party validation of its CECL model.

The Company continues to evaluate the impact of the ASU on results of operations, financial position and disclosures. The Company expects to recognize a one-time cumulative effect adjustment to equity and the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The cumulative effect adjustment as well as the ongoing impact of implementation will be influenced by the composition, characteristics and quality of our portfolios, as well as the economic conditions and forecasts at the adoption date.
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

Fidelity Southern Corporation

On July 1, 2019, the Company completed its acquisition of Fidelity Southern Corporation ("Fidelity"), a bank holding company headquartered in Atlanta, Georgia. Upon consummation of the acquisition, Fidelity was merged with and into the Company, with Ameris as the surviving entity in the merger, and Fidelity's wholly owned banking subsidiary, Fidelity Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence in Georgia and Florida, as Fidelity Bank had a total of 62 branches at the time of closing, 46 of which were located in Georgia and 16 of which were located in Florida. Under the terms of the merger agreement, Fidelity's shareholders received 0.80 shares of Ameris common stock for each share of Fidelity common stock they previously held. As a result, the Company issued 22,181,522 shares of its common stock at a fair value of $869.3 million to Fidelity's shareholders as merger consideration.

The following table presents the assets acquired and liabilities assumed of Fidelity as of July 1, 2019, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of July 1, 2019, to assign fair values to assets acquired and liabilities assumed, which could result in further adjustments to the fair values presented below. Because final external valuations were not complete as of September 30, 2019, management continues to evaluate fair value adjustments related to loans, premises, intangibles, interest-bearing deposits, other borrowings, subordinated deferrable interest debentures and deferred taxes.

(dollars in thousands)	As Recorded by Fidelity	Initial Fair Value Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$26,264	$—		$26,264
Federal funds sold and interest-bearing deposits in banks	217,936	—		217,936
Investment securities	299,341	(1,444)	(a)	297,897
Other investments	7,449	—		7,449
Loans held for sale	328,657	(1,290)	(b)	327,367
Loans	3,587,412	(79,002)	(c)	3,508,410
Less allowance for loan losses	(31,245)	31,245	(d)	—
Loans, net	3,556,167	(47,757)		3,508,410
Other real estate owned	7,605	(427)	(e)	7,178
Premises and equipment	93,662	11,407	(f)	105,069
Other intangible assets, net	10,670	39,940	(g)	50,610
Cash value of bank owned life insurance	72,328	—		72,328
Deferred income taxes, net	104	(104)	(h)	—
Other assets	157,863	998	(i)	158,861
Total assets	$4,778,046	$1,323		$4,779,369
Liabilities
Deposits:
Noninterest-bearing	$1,301,829	$—		$1,301,829
Interest-bearing	2,740,552	942	(j)	2,741,494
Total deposits	4,042,381	942		4,043,323
Securities sold under agreements to repurchase	22,345	—		22,345
Other borrowings	149,367	2,265	(k)	151,632
Subordinated deferrable interest debentures	46,393	(9,675)	(l)	36,718
Deferred tax liability, net	12,222	(11,401)	(m)	821
Other liabilities	65,027	538	(n)	65,565
Total liabilities	4,337,735	(17,331)		4,320,404
Net identifiable assets acquired over (under) liabilities assumed	440,311	18,654		458,965
Goodwill	—	410,348		410,348
Net assets acquired over liabilities assumed	$440,311	$429,002		$869,313
Consideration:
Ameris Bancorp common shares issued	22,181,522
Price per share of the Company's common stock	39.19
Company common stock issued	$869,294
Cash exchanged for shares	$19
Fair value of total consideration transferred	$869,313
____________________________________________________________

Explanation of fair value adjustments

(a)	Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.

(b)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loans held for sale.

(c)
Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio, net of the reversal of Fidelity's unamortized accounting adjustments from Fidelity's prior acquisitions, loan premiums, loan discounts, deferred loan origination costs and deferred loan origination fees.

(d)	Adjustment reflects the elimination of Fidelity's allowance for loan losses.

(e)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired OREO portfolio.

(f)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(g)	Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts, net of reversal of Fidelity's remaining intangible assets from its past acquisitions.

(h)	Adjustment reflects the reclassification of Fidelity's deferred tax asset against the deferred tax liability.

(i)	Adjustment reflects the fair value adjustment to other assets.

(j)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.

(k)	Adjustment reflects the fair value adjustment to the other borrowings at the acquisition date, net of reversal of Fidelity's unamortized deferred issuance costs.

(l)	Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.

(m)
Adjustment reflects the deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and reclassification of Fidelity's deferred tax asset against the deferred tax liability.

(n)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other liabilities.

Goodwill of $410.3 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Fidelity acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $3.51 billion of loans at fair value, net of $79.0 million, or 2.20%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $119.3 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$186,118
Non-accretable difference	(25,715)
Cash flows expected to be collected	160,403
Accretable yield	(41,084)
Total purchased credit-impaired loans acquired	$119,319

The following table presents the acquired loan data for the Fidelity acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$119,319	$186,118	$25,715
Acquired receivables not subject to ASC 310-30	$3,389,091	$4,161,546	$30,419

Hamilton State Bancshares, Inc.

On June 29, 2018, the Company completed its acquisition of Hamilton State Bancshares, Inc. ("Hamilton"), a bank holding company headquartered in Hoschton, Georgia. Upon consummation of the acquisition, Hamilton was merged with and into the Company, with Ameris as the surviving entity in the merger, and Hamilton's wholly owned banking subsidiary, Hamilton State Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence, as Hamilton State Bank had a total of 28 full-service branches located in Atlanta, Georgia and the surrounding area, as well as in Gainesville, Georgia, at the time of closing. Under the terms of the merger agreement, Hamilton's shareholders received 0.16 shares of Ameris common stock and $0.93 in cash for each share of Hamilton voting common stock or nonvoting common stock they previously held. As a result, the Company issued 6,548,385 shares of its common stock at a fair value of $349.4 million and paid $47.8 million in cash to Hamilton's shareholders as merger consideration.

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

Atlantic Coast Financial Corporation

On May 25, 2018, the Company completed its acquisition of Atlantic Coast Financial Corporation ("Atlantic"), a bank holding company headquartered in Jacksonville, Florida. Upon consummation of the acquisition, Atlantic was merged with and into the Company, with Ameris as the surviving entity in the merger, and Atlantic's wholly owned banking subsidiary, Atlantic Coast Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence, as Atlantic Coast Bank had a total of 12 full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida, Waycross, Georgia and Douglas, Georgia, at the time of closing. Under the terms of the merger agreement, Atlantic's shareholders received 0.17 shares of Ameris common stock and $1.39 in cash for each share of Atlantic common stock they previously held. As a result, the Company issued 2,631,520 shares of its common stock at a fair value of $147.8 million and paid $21.5 million in cash to Atlantic's shareholders as merger consideration.

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

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of US Premium Finance Holding Company, a Florida corporation ("USPF"), completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which the Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF could receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. The total contingent consideration paid was $1.2 million based on results achieved through the applicable measurement dates. As of the January 31, 2018 acquisition date, the present value of the contingent earn-out consideration expected to be paid was $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million.

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

During the second quarter of 2018, the Company recorded $2.0 million in other noninterest income in the consolidated statements of income and comprehensive income to reflect a decrease in the estimated contingent consideration liability. During the fourth quarter of 2018, the Company recorded $2.5 million in other noninterest income in the consolidated statements of income and comprehensive income to reflect a further decrease in the estimated contingent consideration liability. These decreases in the estimated contingent consideration liability were based on projected results of the premium finance division for the entire measurement period from January 1, 2018 through June 30, 2019. No additional adjustment to the estimated contingent consideration liability was considered necessary for the first nine months of 2019.

Pro Forma Financial Information

The results of operations of Fidelity, Hamilton, Atlantic and USPF subsequent to their acquisition dates are included in the Company’s consolidated statements of income and comprehensive income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2018, unadjusted for potential cost savings. Merger and conversion charges are not included in the pro forma information below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data; shares in thousands)	2019	2018	2019	2018
Net interest income and noninterest income	$225,762	$201,618	$618,148	$602,620
Net income	$73,213	$54,481	$165,603	$140,952
Net income available to common shareholders	$73,213	$54,481	$165,603	$140,952
Income per common share available to common shareholders – basic	$1.06	$0.78	$2.38	$2.02
Income per common share available to common shareholders – diluted	$1.05	$0.78	$2.38	$2.02
Average number of shares outstanding, basic	69,372	69,696	69,469	69,628
Average number of shares outstanding, diluted	69,600	69,867	69,590	69,800

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale, along with unrealized gains and losses, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
U.S. government sponsored agencies	$22,265	$95	$—	$22,360
State, county and municipal securities	113,607	2,742	—	116,349
Corporate debt securities	51,740	1,211	(33)	52,918
Mortgage-backed securities	1,283,846	18,776	(3,042)	1,299,580
Total debt securities	$1,471,458	$22,824	$(3,075)	$1,491,207

December 31, 2018
State, county and municipal securities	$149,670	$1,367	$(304)	$150,733
Corporate debt securities	67,123	718	(527)	67,314
Mortgage-backed securities	982,183	4,172	(11,979)	974,376
Total debt securities	$1,198,976	$6,257	$(12,810)	$1,192,423

The amortized cost and estimated fair value of available for sale securities at September 30, 2019 by contractual maturity are summarized in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers can prepay obligations without prepayment penalties. Therefore, these securities are shown separately.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,799	$16,858
Due from one year to five years	74,218	75,228
Due from five to ten years	67,248	69,498
Due after ten years	29,347	30,043
Mortgage-backed securities	1,283,846	1,299,580
	$1,471,458	$1,491,207

Securities with a carrying value of approximately $513.7 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at September 30, 2019, compared with $510.0 million at December 31, 2018.

The following table details the gross unrealized losses and estimated fair value of securities aggregated by category and duration of continuous unrealized loss position at September 30, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2019
State, county and municipal securities	$559	$—	$—	$—	$559	$—
Corporate debt securities	1,470	(30)	2,090	(3)	3,560	(33)
Mortgage-backed securities	345,451	(1,828)	81,039	(1,214)	426,490	(3,042)
Total debt securities	$347,480	$(1,858)	$83,129	$(1,217)	$430,609	$(3,075)

December 31, 2018
State, county and municipal securities	$23,784	$(52)	$33,873	$(252)	$57,657	$(304)
Corporate debt securities	17,291	(111)	17,952	(416)	35,243	(527)
Mortgage-backed securities	119,745	(580)	435,749	(11,399)	555,494	(11,979)
Total debt securities	$160,820	$(743)	$487,574	$(12,067)	$648,394	$(12,810)

As of September 30, 2019, the Company’s securities portfolio consisted of 568 securities, 136 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed securities, as discussed below.

At September 30, 2019, the Company held 133 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

At September 30, 2019, the Company held one state, county and municipal security and two corporate debt securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

The Company’s investments in corporate debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at September 30, 2019 or December 31, 2018.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company believes that each investment poses minimal credit risk. Furthermore, the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2019, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2019, these investments are not considered impaired on an other-than-temporary basis.

At September 30, 2019 and December 31, 2018, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the nine months ended September 30, 2019 and 2018:

(dollars in thousands)	September 30, 2019	September 30, 2018
Gross gains on sales of securities	$522	$390
Gross losses on sales of securities	(464)	(301)
Net realized gains on sales of securities available for sale	$58	$89

Sales proceeds	$64,995	$68,727

Total gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the nine months ended September 30, 2019 and 2018:

(dollars in thousands)	September 30, 2019	September 30, 2018
Net realized gains on sales of securities available for sale	$58	$89
Unrealized holding gains (losses) on equity securities	19	(127)
Net realized gains on sales of other investments	62	—
Total gain (loss) on securities	$139	$(38)

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of September 30, 2019 and December 31, 2018, the net carrying value of these consumer installment home improvement loans was approximately $404.7 million and $399.9 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began to originate, administer and service these types of loans. As of September 30, 2019 and December 31, 2018, the net carrying value of commercial insurance premium loans was approximately $648.7 million and $413.5 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category.

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

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial, financial and agricultural	$1,781,237	$1,316,359
Real estate – construction and development	947,371	671,198
Real estate – commercial and farmland	2,152,528	1,814,529
Real estate – residential	1,866,128	1,403,000
Consumer installment	461,552	455,371
	$7,208,816	$5,660,457

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the “FDIC”). Purchased loans totaling $5.39 billion and $2.59 billion at September 30, 2019 and December 31, 2018, respectively, are not included in the above schedule.

Purchased loans are shown below according to major loan type as of the end of the periods shown:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial, financial and agricultural	$385,355	$372,686
Real estate – construction and development	521,324	227,900
Real estate – commercial and farmland	2,057,384	1,337,859
Real estate – residential	1,285,096	623,199
Consumer installment	1,139,177	27,188
	$5,388,336	$2,588,832

A rollforward of purchased loans for the nine months ended September 30, 2019 and 2018 is shown below:

(dollars in thousands)	September 30, 2019	September 30, 2018
Balance, January 1	$2,588,832	$861,595
Charge-offs	(3,521)	(1,314)
Additions due to acquisitions	3,508,410	2,054,440
Accretion	10,503	8,083
Subsequent fair value adjustments recorded to goodwill	(4,854)	—
Loans sold	(86,773)	—
Transfers to loans held for sale	(1,554)	—
Transfers to purchased other real estate owned	(3,908)	(2,434)
Payments received, net of principal advances	(618,799)	(208,910)
Ending balance	$5,388,336	$2,711,460

The following is a summary of changes in the accretable discounts of purchased loans during the nine months ended September 30, 2019 and 2018:

(dollars in thousands)	September 30, 2019	September 30, 2018
Balance, January 1	$40,496	$20,192
Additions due to acquisitions	38,116	29,318
Accretion	(10,503)	(8,083)
Accretable discounts removed due to charge-offs	—	(16)
Transfers between non-accretable and accretable discounts, net	(2,052)	1,569
Ending balance	$66,057	$42,980

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2019, purchased loan pools totaled $229.1 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $228.0 million and $1.1 million of remaining purchase premium paid at acquisition. As of December 31, 2018, purchased loan pools totaled $262.6 million with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition.

At September 30, 2019 and December 31, 2018, all loans in purchased loan pools were performing current loans risk-rated grade 3 (Good Credit). At September 30, 2019 and December 31, 2018, purchased loan pools had no loans on nonaccrual status and had no loans classified as troubled debt restructurings.

At September 30, 2019 and December 31, 2018, the Company had allocated $619,000 and $732,000, respectively, of allowance for loan losses for the purchased loan pools.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial, financial and agricultural	$3,103	$1,412
Real estate – construction and development	1,357	892
Real estate – commercial and farmland	3,588	4,654
Real estate – residential	13,226	10,465
Consumer installment	465	529
	$21,739	$17,952

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial, financial and agricultural	$5,370	$1,199
Real estate – construction and development	5,326	6,119
Real estate – commercial and farmland	18,777	5,534
Real estate – residential	48,559	10,769
Consumer installment	730	486
	$78,762	$24,107

The following table presents an analysis of past-due loans, excluding purchased past-due loans as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2019
Commercial, financial and agricultural	$10,695	$2,246	$8,278	$21,219	$1,760,018	$1,781,237	$5,380
Real estate – construction and development	999	675	900	2,574	944,797	947,371	—
Real estate – commercial and farmland	4,101	326	2,813	7,240	2,145,288	2,152,528	—
Real estate – residential	12,898	3,235	12,139	28,272	1,837,856	1,866,128	—
Consumer installment	2,167	1,215	767	4,149	457,403	461,552	456
Total	$30,860	$7,697	$24,897	$63,454	$7,145,362	$7,208,816	$5,836

December 31, 2018
Commercial, financial and agricultural	$6,479	$5,295	$4,763	$16,537	$1,299,822	$1,316,359	$3,808
Real estate – construction and development	1,218	481	725	2,424	668,774	671,198	—
Real estate – commercial and farmland	1,625	530	3,645	5,800	1,808,729	1,814,529	—
Real estate – residential	11,423	4,631	8,923	24,977	1,378,023	1,403,000	—
Consumer installment	2,344	1,167	735	4,246	451,125	455,371	414
Total	$23,089	$12,104	$18,791	$53,984	$5,606,473	$5,660,457	$4,222

The following table presents an analysis of purchased past-due loans as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2019
Commercial, financial and agricultural	$758	$1,435	$3,720	$5,913	$379,442	$385,355	$—
Real estate – construction and development	332	—	5,211	5,543	515,781	521,324	414
Real estate – commercial and farmland	2,416	1,480	13,498	17,394	2,039,990	2,057,384	66
Real estate – residential	24,707	7,092	23,453	55,252	1,229,844	1,285,096	—
Consumer installment	2,347	906	203	3,456	1,135,721	1,139,177	9
Total	$30,560	$10,913	$46,085	$87,558	$5,300,778	$5,388,336	$489

December 31, 2018
Commercial, financial and agricultural	$421	$416	$1,015	$1,852	$370,834	$372,686	$—
Real estate – construction and development	627	370	5,273	6,270	221,630	227,900	—
Real estate – commercial and farmland	1,935	736	1,698	4,369	1,333,490	1,337,859	—
Real estate – residential	12,531	2,407	7,005	21,943	601,256	623,199	—
Consumer installment	679	237	249	1,165	26,023	27,188	—
Total	$16,193	$4,166	$15,240	$35,599	$2,553,233	$2,588,832	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and for the Period Ended
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Nonaccrual loans	$21,739	$17,952	$15,986
Troubled debt restructurings not included above	13,430	9,323	10,943
Total impaired loans	$35,169	$27,275	$26,929

Quarter-to-date interest income recognized on impaired loans	$317	$202	$201
Year-to-date interest income recognized on impaired loans	$782	$827	$625
Quarter-to-date foregone interest income on impaired loans	$223	$217	$225
Year-to-date foregone interest income on impaired loans	$630	$853	$636

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of September 30, 2019, December 31, 2018 and September 30, 2018:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2019
Commercial, financial and agricultural	$4,242	$773	$2,979	$3,752	$1,569	$3,724	$2,645
Real estate – construction and development	2,019	505	921	1,426	113	1,350	1,280
Real estate – commercial and farmland	6,991	593	5,783	6,376	488	6,235	6,610
Real estate – residential	23,476	5,234	17,907	23,141	1,557	21,365	19,650
Consumer installment	496	474	—	474	—	451	471
Total	$37,224	$7,579	$27,590	$35,169	$3,727	$33,125	$30,656

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2018
Commercial, financial and agricultural	$1,902	$1,155	$513	$1,668	$4	$1,736	$1,637
Real estate – construction and development	1,378	613	424	1,037	3	1,229	984
Real estate – commercial and farmland	8,950	867	6,649	7,516	1,591	7,537	7,879
Real estate – residential	16,885	5,144	11,365	16,509	867	14,719	15,029
Consumer installment	561	545	—	545	—	584	534
Total	$29,676	$8,324	$18,951	$27,275	$2,465	$25,805	$26,063

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2018
Commercial, financial and agricultural	$2,216	$966	$838	$1,804	$5	$1,791	$1,629
Real estate – construction and development	1,444	720	701	1,421	46	1,110	971
Real estate – commercial and farmland	8,911	536	7,021	7,557	1,799	8,186	7,969
Real estate – residential	15,964	5,298	10,226	15,524	782	15,726	15,308
Consumer installment	658	623	—	623	—	571	531
Total	$29,193	$8,143	$18,786	$26,929	$2,632	$27,384	$26,408

The following is a summary of information pertaining to purchased impaired loans:

	As of and for the Period Ended
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Nonaccrual loans	$78,762	$24,107	$27,764
Troubled debt restructurings not included above	18,295	18,740	20,363
Total impaired loans	$97,057	$42,847	$48,127

Quarter-to-date interest income recognized on impaired loans	$587	$918	$309
Year-to-date interest income recognized on impaired loans	$2,148	$2,203	$1,285
Quarter-to-date foregone interest income on impaired loans	$1,356	$451	$506
Year-to-date foregone interest income on impaired loans	$2,427	$1,483	$1,032

The following table presents an analysis of information pertaining to purchased impaired loans as of September 30, 2019, December 31, 2018 and September 30, 2018:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2019
Commercial, financial and agricultural	$16,132	$3,445	$1,956	$5,401	$54	$5,401	$3,980
Real estate – construction and development	13,256	169	6,035	6,204	262	6,204	6,622
Real estate – commercial and farmland	38,382	14,629	9,977	24,606	555	24,606	18,018
Real estate – residential	63,328	48,469	11,647	60,116	654	60,116	40,808
Consumer installment	3,479	730	—	730	—	730	635
Total	$134,577	$67,442	$29,615	$97,057	$1,525	$97,057	$70,063

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2018
Commercial, financial and agricultural	$5,717	$473	$757	$1,230	$—	$1,101	$836
Real estate – construction and development	13,714	623	6,511	7,134	476	7,240	5,712
Real estate – commercial and farmland	14,766	1,115	10,581	11,696	684	13,514	12,349
Real estate – residential	24,839	8,185	14,116	22,301	773	23,146	21,433
Consumer installment	526	486	—	486	—	487	229
Total	$59,562	$10,882	$31,965	$42,847	$1,933	$45,488	$40,559

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2018
Commercial, financial and agricultural	$5,499	$631	$341	$972	$—	$670	$737
Real estate – construction and development	16,066	312	7,033	7,345	255	6,561	5,356
Real estate – commercial and farmland	20,297	3,013	12,319	15,332	872	13,282	12,513
Real estate – residential	27,028	8,393	15,598	23,991	886	22,932	21,217
Consumer installment	537	487	—	487	—	287	165
Total	$69,427	$12,836	$35,291	$48,127	$2,013	$43,732	$39,988

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of September 30, 2019 and December 31, 2018 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
September 30, 2019
1	$520,635	$—	$211	$29	$12,183	$533,058
2	672,622	17,908	27,429	30,552	—	748,511
3	200,075	110,267	1,150,753	1,710,512	25,137	3,196,744
4	360,834	780,296	843,062	96,029	423,560	2,503,781
5	19,919	28,696	79,753	6,789	22	135,179
6	1,997	7,531	27,562	3,378	103	40,571
7	5,141	2,673	23,758	18,839	545	50,956
8	14	—	—	—	—	14
9	—	—	—	—	2	2
Total	$1,781,237	$947,371	$2,152,528	$1,866,128	$461,552	$7,208,816

December 31, 2018
1	$530,864	$40	$500	$16	$10,744	$542,164
2	452,250	681	37,079	33,043	48	523,101
3	174,811	74,657	888,433	1,246,383	23,844	2,408,128
4	137,038	582,456	814,068	94,143	419,983	2,047,688
5	13,714	6,264	30,364	8,634	78	59,054
6	5,130	4,091	20,959	4,881	57	35,118
7	2,552	3,009	23,126	15,900	617	45,204
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$1,316,359	$671,198	$1,814,529	$1,403,000	$455,371	$5,660,457

The following table presents the purchased loan portfolio by risk grade as of September 30, 2019 and December 31, 2018 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
September 30, 2019
1	$77,581	$—	$—	$—	$2,642	$80,223
2	18,645	—	9,550	63,722	16,190	108,107
3	56,256	25,070	454,344	1,027,427	1,097,603	2,660,700
4	171,329	466,461	1,455,604	129,058	19,787	2,242,239
5	32,569	9,184	60,071	15,372	49	117,245
6	8,878	13,914	43,747	6,999	126	73,664
7	20,097	6,695	34,068	42,518	2,780	106,158
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$385,355	$521,324	$2,057,384	$1,285,096	$1,139,177	$5,388,336

December 31, 2018
1	$90,205	$—	$—	$—	$570	$90,775
2	2,648	—	7,407	74,398	164	84,617
3	20,489	18,022	230,089	385,279	2,410	656,289
4	215,096	195,079	1,034,943	118,082	23,177	1,586,377
5	14,445	2,728	29,468	16,937	35	63,613
6	11,601	1,459	10,063	7,231	94	30,448
7	18,202	10,612	25,889	21,272	738	76,713
8	—	—	—	—	—	—
9	—	—	—	—	—	—
Total	$372,686	$227,900	$1,337,859	$623,199	$27,188	$2,588,832

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2019 and 2018 totaling $168.6 million and $64.0 million, respectively, under such parameters.

As of September 30, 2019 and December 31, 2018, the Company had a balance of $15.1 million and $11.0 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $883,000 and $890,000 in previous charge-offs on such loans at September 30, 2019 and December 31, 2018, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $1.6 million and $820,000 at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ended September 30, 2019 and 2018, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $5.0 million and $2.3 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$550	10	$302
Real estate – construction and development	—	—	1	3
Real estate – commercial and farmland	2	224	1	303
Real estate – residential	21	4,183	12	1,617
Consumer installment	7	26	6	36
Total	33	$4,983	30	$2,261

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $843,000 and $1.7 million defaulted during the nine months ended September 30, 2019 and 2018, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans, excluding purchased loans, the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$3	4	$10
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	3	341	2	548
Real estate – residential	4	481	17	1,155
Consumer installment	5	18	6	23
Total	13	$843	29	$1,736

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at September 30, 2019 and December 31, 2018:

September 30, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$649	13	$119
Real estate – construction and development	3	69	1	1
Real estate – commercial and farmland	12	2,788	3	530
Real estate – residential	88	9,915	20	925
Consumer installment	5	9	23	66
Total	113	$13,430	60	$1,641

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

As of September 30, 2019 and December 31, 2018, the Company had a balance of $21.2 million and $22.2 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.1 million and $940,000 in previous charge-offs on such loans at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ended September 30, 2019 and 2018, the Company modified purchased loans as troubled debt restructurings, with principal balances of $1.7 million and $1.9 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$5
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	1	69
Real estate – residential	20	1,674	16	1,791
Consumer installment	4	39	—	—
Total	24	$1,713	18	$1,865

Troubled debt restructurings included in purchased loans with an outstanding balance of $1.2 million and $2.4 million defaulted during the nine months ended September 30, 2019 and 2018, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss.

The following table presents purchased loan troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	—	$—
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	1	325	1	69
Real estate – residential	17	895	23	2,302
Consumer installment	2	18	—	—
Total	21	$1,239	24	$2,371

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at September 30, 2019 and December 31, 2018.

September 30, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$25
Real estate – construction and development	4	878	2	257
Real estate – commercial and farmland	11	5,829	5	1,428
Real estate – residential	113	11,557	18	1,178
Consumer installment	—	—	7	54
Total	129	$18,295	35	$2,942

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the three and nine-month period ended September 30, 2019, the year ended December 31, 2018 and the three and nine-month period ended September 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Three Months Ended September 30, 2019
Balance, June 30, 2019	$6,302	$4,269	$7,269	$7,451	$3,388	$2,443	$671	$31,793
Provision for loan losses	1,925	800	1,166	975	1,289	(114)	(52)	5,989
Loans charged off	(1,578)	—	(14)	(20)	(1,195)	(2,442)	—	(5,249)
Recoveries of loans previously charged off	845	2	—	49	269	1,832	—	2,997
Balance, September 30, 2019	$7,494	$5,071	$8,421	$8,455	$3,751	$1,719	$619	$35,530

Nine Months Ended September 30, 2019
Balance, December 31, 2018	$4,287	$3,734	$8,975	$5,363	$3,795	$1,933	$732	$28,819
Provision for loan losses	5,475	1,562	805	2,886	3,495	(45)	(113)	14,065
Loans charged off	(4,920)	(247)	(1,367)	(80)	(4,214)	(3,296)	—	(14,124)
Recoveries of loans previously charged off	2,652	22	8	286	675	3,127	—	6,770
Balance, September 30, 2019	$7,494	$5,071	$8,421	$8,455	$3,751	$1,719	$619	$35,530

Period-end allocation:
Loans individually evaluated for impairment (1)	$2,575	$112	$488	$1,557	$—	$1,719	$—	$6,451
Loans collectively evaluated for impairment	4,919	4,959	7,933	6,898	3,751	—	619	29,079
Ending balance	$7,494	$5,071	$8,421	$8,455	$3,751	$1,719	$619	$35,530

Loans:
Individually evaluated for impairment (1)	$4,648	$921	$5,783	$17,907	$—	$31,612	$—	$60,871
Collectively evaluated for impairment	1,776,589	946,450	2,146,745	1,848,221	461,552	5,173,717	229,132	12,582,406
Acquired with deteriorated credit quality	—	—	—	—	—	183,007	—	183,007
Ending balance	$1,781,237	$947,371	$2,152,528	$1,866,128	$461,552	$5,388,336	$229,132	$12,826,284

(1) At September 30, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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

NOTE 5 – OTHER REAL ESTATE OWNED

The following is a summary of the activity in OREO during the nine months ended September 30, 2019 and 2018:

(dollars in thousands)	September 30, 2019	September 30, 2018
Beginning balance, January 1	$7,218	$8,464
Loans transferred to other real estate owned	503	3,764
Net gains (losses) on sale and write-downs recorded in statement of income	(434)	(470)
Sales proceeds	(2,362)	(2,321)
Other	—	(62)
Ending balance	$4,925	$9,375

The following is a summary of the activity in purchased OREO during the nine months ended September 30, 2019 and 2018:

(dollars in thousands)	September 30, 2019	September 30, 2018
Beginning balance, January 1	$9,535	$9,011
Loans transferred to other real estate owned	3,908	2,434
Acquired in acquisitions	7,178	1,888
Portion of gains (losses) on sale and write-downs payable to (receivable from) the FDIC under loss-sharing agreements	(24)	—
Net gains (losses) on sale and write-downs recorded in statement of income	276	(477)
Sales proceeds	(5,086)	(5,140)
Other	(2)	(24)
Ending balance	$15,785	$7,692

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the investment securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At September 30, 2019 and December 31, 2018, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at September 30, 2019 and December 31, 2018.

(dollars in thousands)	September 30, 2019	December 31, 2018
Securities sold under agreements to repurchase	$17,744	$20,384

At September 30, 2019 the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities. At December 31, 2018, the investment securities underlying these agreements were comprised of mortgage-backed securities.

NOTE 7 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2019	December 31, 2018
FHLB borrowings:
Convertible Flipper Advance due May 22, 2019; fixed interest rate of 4.68%	$—	$1,514
Principal Reducing Advance due June 20, 2019; fixed interest rate of 1.274%	—	500
Fixed Rate Advance due October 11, 2019; fixed interest rate of 2.14%	100,000	—
Fixed Rate Advance due October 15, 2019; fixed interest rate of 2.14%	50,000	—
Fixed Rate Advance due October 17, 2019; fixed interest rate of 2.23%	50,000	—
Fixed Rate Advance due October 21, 2019; fixed interest rate of 2.10%	100,000	—
Fixed Rate Advance due October 21, 2019; fixed interest rate of 2.10%	100,000	—
Fixed Rate Advance due October 24, 2019; fixed interest rate of 2.08%	50,000	—
Fixed Rate Advance due October 28, 2019; fixed interest rate of 2.02%	75,000	—
Fixed Rate Advance due October 30, 2019; fixed interest rate of 2.01%	200,000	—
Fixed Rate Advance due November 18, 2019; fixed interest rate of 2.11%	75,000	—
Fixed Rate Advance due November 19, 2019; fixed interest rate of 2.13%	75,000	—
Fixed Rate Advance due December 16, 2019; fixed interest rate of 2.05%	150,000	—
Fixed Rate Advance due December 23, 2019; fixed interest rate of 2.04%	100,000	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,425	1,434
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	987	993
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,749	1,858
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $976 and $1,074, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,024	73,926
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,596 and $0, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.630%	76,596	—
Other debt:
Advance from correspondent bank due October 5, 2019; secured by a loan receivable; fixed interest rate of 4.25%	—	20
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,391	1,529
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (5.63% at September 30, 2019)	70,000	70,000
Total	$1,351,172	$151,774

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2019, $1.72 billion was available for borrowing on lines with the FHLB.

At September 30, 2019, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $100.0 million.  This line of credit is secured by subsidiary bank stock, expires on September 26, 2020, and bears a variable interest rate of 90-day LIBOR plus 3.50%.  At September 30, 2019, there was $30.0 million available for borrowing under the revolving credit arrangement.

As of September 30, 2019, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $157.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2019, the Company had $1.84 billion of loans pledged at the Federal Reserve discount window and had $1.24 billion available for borrowing.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. Repurchases of shares, which are authorized to occur through October 31, 2020, will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the repurchase of any specific number of shares. It replaces the Company's prior share repurchase program which was set to expire in October 2019 and under which the Company repurchased $10.6 million of its outstanding common stock in the past year. As of September 30, 2019, no shares of the Company's common stock had been repurchased under the new program.

Fidelity Acquisition

On July 1, 2019, the Company issued 22,181,522 shares of its common stock to the shareholders of Fidelity. Such shares had a value of $39.19 per share at the time of issuance, resulting in an increase in shareholders’ equity of $869.3 million.

For additional information regarding the Fidelity acquisition, see Note 2.

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

On January 31, 2018, in exchange for the final 70% of the outstanding shares of common stock of USPF, the Company issued 830,301 unregistered shares of its common stock and paid $8.9 million in cash to the selling shareholders of USPF. The issuance of the 830,301 common shares, valued at $53.55 per share at the time of issuance, resulted in an increase in shareholders’ equity of $44.5 million. The selling shareholders of USPF could receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. The total contingent consideration paid was $1.2 million based on results achieved through the applicable measurement dates.

On February 16, 2018, a registration statement was filed with the SEC to register the resale or other disposition of the combined 944,586 shares issued on January 3, 2018 and January 31, 2018.

For additional information regarding the USPF acquisition, see Note 2.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and an interest rate swap derivative designated as a cash flow hedge. The reclassification of gains included in net income is recorded in gain on securities in the consolidated statement of income and comprehensive income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of September 30, 2019 and 2018:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(94)	(94)
Current year changes, net of tax	(505)	20,907	20,402
Balance, September 30, 2019	$(154)	$15,636	$15,482

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(70)	(70)
Current year changes, net of tax	347	(15,181)	(14,834)
Balance, September 30, 2018	$586	$(17,162)	$(16,576)

NOTE 10 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(share data in thousands)	2019	2018	2019	2018
Average common shares outstanding	69,372	47,515	54,762	41,673
Common share equivalents:
Stock options	145	14	46	14
Nonvested restricted share grants	83	156	75	158
Average common shares outstanding, assuming dilution	69,600	47,685	54,883	41,845

For the three and nine-month periods ended September 30, 2019 and 2018, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 11 – LEASES

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations with terms extending through June 2028. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At September 30, 2019, the Company had no leases classified as finance leases.

Operating lease cost was $3.3 million and $6.7 million for the three and nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2019, the Company had no sublease income offsetting operating lease cost. Variable rent expense and short-term lease expense were not material for the nine months ended September 30, 2019.

The following table presents the impact of leases on the Company's consolidated balance sheet at September 30, 2019:

(dollars in thousands)	Location	September 30, 2019
Operating lease right-of-use assets	Other assets	$39,611
Operating lease liabilities	Other liabilities	42,050

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Twelve Months Ended September 30,	Lease Liability
2020	$11,497
2021	10,133
2022	7,155
2023	5,748
2024	3,304
After September 30, 2024	7,276
Total lease payments	$45,113
Less: Interest	(3,063)
Present value of lease liabilities	$42,050

Supplemental lease information
(dollars in thousands)	September 30, 2019
Weighted-average remaining lease term (years)	5.1
Weighted-average discount rate	2.57%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$6,628
Operating cash flows from operating leases (lease liability reduction)	$6,610
Operating lease right-of-use assets obtained in exchange for leases entered into during the period, net of business combinations	$3,370

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	September 30, 2019	December 31, 2018
Mortgage loans held for sale	$1,183,417	$107,428
SBA loans held for sale	4,134	3,870
Total loans held for sale	$1,187,551	$111,298

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. A net gain of $23.0 million and a net loss of $1.4 million resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2019 and 2018, respectively. Net gains of $2.1 million and $848,000 resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the nine months ended September 30, 2019 and 2018, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Aggregate fair value of mortgage loans held for sale	$1,183,417	$107,428
Aggregate unpaid principal balance of mortgage loans held for sale	1,148,283	103,319
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Aggregate fair value of SBA loans held for sale	$4,134	$3,870
Aggregate unpaid principal balance of SBA loans held for sale	3,755	3,581
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2019 and December 31, 2018:

	Recurring Basis Fair Value Measurements
	September 30, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$22,360	$—	$22,360	$—
State, county and municipal securities	116,349	—	116,349	—
Corporate debt securities	52,918	—	51,418	1,500
Mortgage-backed securities	1,299,580	—	1,299,580	—
Loans held for sale	1,187,551	—	1,187,551	—
Mortgage banking derivative instruments	15,935	—	15,935	—
Total recurring assets at fair value	$2,694,693	$—	$2,693,193	$1,500
Financial liabilities:
Derivative financial instruments	$237	$—	$237	$—
Mortgage banking derivative instruments	1,195	—	1,195	—
Total recurring liabilities at fair value	$1,432	$—	$1,432	$—

	Recurring Basis Fair Value Measurements
	December 31, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$150,733	$—	$150,733	$—
Corporate debt securities	67,314	—	65,814	1,500
Mortgage-backed securities	974,376	—	974,376	—
Loans held for sale	111,298	—	111,298	—
Derivative financial instruments	102	—	102	—
Mortgage banking derivative instruments	2,537	—	2,537	—
Total recurring assets at fair value	$1,306,360	$—	$1,304,860	$1,500
Financial liabilities:
Mortgage banking derivative instruments	$1,276	$—	$1,276	$—
Total recurring liabilities at fair value	$1,276	$—	$1,276	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2019 and December 31, 2018:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Impaired loans carried at fair value	$34,487	$—	$—	$34,487
Other real estate owned	196	—	—	196
Purchased other real estate owned	15,784	—	—	15,784
Total nonrecurring assets at fair value	$50,467	$—	$—	$50,467

December 31, 2018
Impaired loans carried at fair value	$28,653	$—	$—	$28,653
Other real estate owned	408	—	—	408
Purchased other real estate owned	9,535	—	—	9,535
Total nonrecurring assets at fair value	$38,596	$—	$—	$38,596

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2019 and the year ended December 31, 2018, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2019
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,653	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 92%	28%
Other real estate owned	$408	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 42%	33%
Purchased other real estate owned	$9,535	Third-party appraisals	Collateral discounts and estimated costs to sell	8% - 91%	28%

December 31, 2018
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,653	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	3% - 53%	30%
Other real estate owned	$408	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 69%	31%
Purchased other real estate owned	$9,535	Third-party appraisals	Collateral discounts and estimated costs to sell	6% - 74%	39%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements
		September 30, 2019
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$193,976	$193,976	$—	$—	$193,976
Federal funds sold and interest-bearing deposits in banks	285,713	285,713	—	—	285,713
Time deposits in other banks	499	—	499	—	499
Loans, net	12,756,267	—	—	12,759,699	12,759,699
Accrued interest receivable	50,077	—	6,012	44,065	50,077
Financial liabilities:
Deposits	$13,659,594	$—	$13,658,398	$—	$13,658,398
Securities sold under agreements to repurchase	17,744	17,744	—	—	17,744
Other borrowings	1,351,172	—	1,352,726	—	1,352,726
Subordinated deferrable interest debentures	127,075	—	124,130	—	124,130
FDIC loss-share payable	19,490	—	—	19,489	19,489
Accrued interest payable	11,107	—	11,107	—	11,107

		Fair Value Measurements
		December 31, 2018
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$172,036	$172,036	$—	$—	$172,036
Federal funds sold and interest-bearing deposits in banks	507,491	507,491	—	—	507,491
Time deposits in other banks	10,812	—	10,812	—	10,812
Loans, net	8,454,442	—	—	8,365,293	8,365,293
Accrued interest receivable	36,970	—	5,456	31,514	36,970
Financial liabilities:
Deposits	$9,649,313	$—	$9,645,617	$—	$9,645,617
Securities sold under agreements to repurchase	20,384	20,384	—	—	20,384
Other borrowings	151,774	—	152,873	—	152,873
Subordinated deferrable interest debentures	89,187	—	90,180	—	90,180
FDIC loss-share payable	19,487	—	—	19,576	19,576
Accrued interest payable	5,669	—	5,669	—	5,669

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$2,403,565	$1,671,419
Unused home equity lines of credit	267,503	112,310
Financial standby letters of credit	30,308	24,596
Mortgage interest rate lock commitments	603,518	81,833

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

Other Commitments

As of September 30, 2019, $82.4 million in letters of credit issued by the FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$141,630	$27,141	$5,786	$4,366	$9,438	$188,361
Interest expense	17,368	14,132	2,617	1,793	3,682	39,592
Net interest income	124,262	13,009	3,169	2,573	5,756	148,769
Provision for loan losses	3,549	1,490	—	(15)	965	5,989
Noninterest income	21,173	52,493	560	2,766	1	76,993
Noninterest expense
Salaries and employee benefits	39,794	34,144	286	1,985	1,424	77,633
Equipment and occupancy expenses	10,750	1,686	2	66	135	12,639
Data processing and telecommunications expenses	9,551	660	41	22	98	10,372
Other expenses	87,059	3,484	27	503	980	92,053
Total noninterest expense	147,154	39,974	356	2,576	2,637	192,697
Income before income tax expense	(5,268)	24,038	3,373	2,778	2,155	27,076
Income tax expense	(1,269)	5,048	708	584	621	5,692
Net income	$(3,999)	$18,990	$2,665	$2,194	$1,534	$21,384

Total assets	$13,031,554	$3,156,895	$564,297	$262,719	$748,812	$17,764,277
Goodwill	846,990	—	—	—	64,498	911,488
Other intangible assets, net	78,728	—	—	—	18,600	97,328

	Three Months Ended September 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$97,282	$9,347	$4,035	$2,090	$8,365	$121,119
Interest expense	13,241	3,803	1,566	631	2,840	22,081
Net interest income	84,041	5,544	2,469	1,459	5,525	99,038
Provision for loan losses	1,229	122	—	41	703	2,095
Noninterest income	16,524	12,097	503	1,045	2	30,171
Noninterest expense
Salaries and employee benefits	26,120	10,061	136	650	1,447	38,414
Equipment and occupancy expenses	7,871	618	2	58	49	8,598
Data processing and telecommunications expenses	7,589	347	30	1	551	8,518
Other expenses	13,461	1,828	69	242	1,223	16,823
Total noninterest expense	55,041	12,854	237	951	3,270	72,353
Income before income tax expense	44,295	4,665	2,735	1,512	1,554	54,761
Income tax expense	11,156	943	574	317	327	13,317
Net income	$33,139	$3,722	$2,161	$1,195	$1,227	$41,444

Total assets	$9,616,931	$789,402	$297,979	$134,172	$590,510	$11,428,994
Goodwill	440,147	—	—	—	65,457	505,604
Other intangible assets, net	33,125	—	—	—	21,604	54,729

	Nine Months Ended September 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$338,396	$53,286	$16,140	$8,827	$25,669	$442,318
Interest expense	44,340	26,957	7,294	3,986	9,926	92,503
Net interest income	294,056	26,329	8,846	4,841	15,743	349,815
Provision for loan losses	7,913	2,235	—	394	3,523	14,065
Noninterest income	50,373	84,853	1,389	6,379	6	143,000
Noninterest expense
Salaries and employee benefits	91,954	54,237	609	3,447	4,049	154,296
Equipment and occupancy expenses	25,065	3,122	4	190	296	28,677
Data processing and telecommunications expenses	24,778	1,384	109	27	853	27,151
Other expenses	126,743	7,983	170	1,249	3,104	139,249
Total noninterest expense	268,540	66,726	892	4,913	8,302	349,373
Income before income tax expense	67,976	42,221	9,343	5,913	3,924	129,377
Income tax expense	16,197	8,831	1,962	1,242	952	29,184
Net income	$51,779	$33,390	$7,381	$4,671	$2,972	$100,193

	Nine Months Ended September 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$226,576	$24,142	$10,428	$5,428	$24,003	$290,577
Interest expense	25,417	8,555	3,778	1,725	7,264	46,739
Net interest income	201,159	15,587	6,650	3,703	16,739	243,838
Provision for loan losses	2,883	585	—	1,025	8,513	13,006
Noninterest income	42,910	37,571	1,635	3,764	2,062	87,942
Noninterest expense
Salaries and employee benefits	74,834	28,667	402	2,010	4,250	110,163
Equipment and occupancy expenses	19,032	1,756	2	171	225	21,186
Data processing and telecommunications expenses	19,504	1,119	93	19	1,357	22,092
Other expenses	54,478	5,337	176	884	3,521	64,396
Total noninterest expense	167,848	36,879	673	3,084	9,353	217,837
Income before income tax expense	73,338	15,694	7,612	3,358	935	100,937
Income tax expense (benefit)	18,114	3,262	1,598	705	(233)	23,446
Net income	$55,224	$12,432	$6,014	$2,653	$1,168	$77,491

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2019, as compared with December 31, 2018, and operating results for the three- and nine-month periods ended September 30, 2019 and 2018. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2019 and 2018. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

						Nine Months Ended September 30,
(in thousands, except share and per share data)	Third Quarter 2019	Second Quarter 2019	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	2019	2018
Results of Operations:
Net interest income	$148,769	$101,651	$99,395	$99,554	$99,038	$349,815	$243,838
Net interest income (tax equivalent)	149,896	102,714	100,453	100,633	100,117	353,062	246,847
Provision for loan losses	5,989	4,668	3,408	3,661	2,095	14,065	13,006
Noninterest income	76,993	35,236	30,771	30,470	30,171	143,000	87,942
Noninterest expense	192,697	81,251	75,425	75,810	72,353	349,373	217,837
Income tax expense	5,692	12,064	11,428	7,017	13,317	29,184	23,446
Net income available to common shareholders	21,384	38,904	39,905	43,536	41,444	100,193	77,491
Selected Average Balances:
Investment securities	$1,592,005	$1,264,415	$1,225,564	$1,187,437	$1,185,225	$1,362,004	$986,065
Loans held for sale	856,572	154,707	101,521	129,664	151,396	373,699	143,848
Loans	7,514,821	6,370,860	5,867,037	5,819,684	5,703,921	6,587,916	5,277,108
Purchased loans	4,927,839	2,123,754	2,359,280	2,402,610	2,499,393	3,148,726	1,483,029
Purchased loan pools	234,403	245,947	257,661	268,568	287,859	245,918	307,718
Earning assets	15,478,774	10,547,095	10,319,954	10,220,747	10,138,029	12,134,171	8,403,042
Assets	17,340,387	11,625,344	11,423,677	11,307,980	11,204,504	13,483,044	9,217,174
Deposits	13,520,926	9,739,892	9,577,574	9,452,944	8,962,170	10,960,575	7,327,179
Shareholders’ equity	2,432,182	1,519,598	1,478,462	1,428,341	1,395,479	1,813,575	1,094,233
Period-End Balances:
Investment securities	$1,558,128	$1,305,725	$1,249,592	$1,206,878	$1,198,499	$1,558,128	$1,198,499
Loans held for sale	1,187,551	261,073	112,070	111,298	130,179	1,187,551	130,179
Loans	7,208,816	6,522,448	5,756,358	5,660,457	5,543,306	7,208,816	5,543,306
Purchased loans	5,388,336	2,286,425	2,472,271	2,588,832	2,711,460	5,388,336	2,711,460
Purchased loan pools	229,132	240,997	253,710	262,625	274,752	229,132	274,752
Earning assets	15,858,175	10,804,385	10,563,571	10,348,393	10,340,558	15,858,175	10,340,558
Total assets	17,764,277	11,889,336	11,656,275	11,443,515	11,428,994	17,764,277	11,428,994
Deposits	13,659,594	9,582,370	9,800,875	9,649,313	9,181,363	13,659,594	9,181,363
Shareholders’ equity	2,420,723	1,537,121	1,495,584	1,456,347	1,404,977	2,420,723	1,404,977
Per Common Share Data:
Earnings per share - basic	$0.31	$0.82	$0.84	$0.92	$0.87	$1.83	$1.86
Earnings per share - diluted	$0.31	$0.82	$0.84	$0.91	$0.87	$1.83	$1.85
Book value per common share	$34.78	$32.52	$31.43	$30.66	$29.58	$34.78	$29.58
Tangible book value per common share	$20.29	$20.81	$19.73	$18.83	$17.78	$20.29	$17.78
End of period shares outstanding	69,593,833	47,261,584	47,585,309	47,499,941	47,496,966	69,593,833	47,496,966

						Nine Months Ended September 30,
(in thousands, except share and per share data)	Third Quarter 2019	Second Quarter 2019	First Quarter 2019	Fourth Quarter 2018	Third Quarter 2018	2019	2018
Weighted Average Shares Outstanding:
Basic	69,372,125	47,310,561	47,366,296	47,501,150	47,514,653	54,762,216	41,672,792
Diluted	69,600,499	47,337,809	47,456,314	47,593,252	47,685,334	54,883,122	41,844,900
Market Price:
High intraday price	$40.65	$39.60	$42.01	$47.25	$54.35	$42.01	$59.05
Low intraday price	$33.71	$33.57	$31.27	$29.97	$45.15	$31.27	$45.15
Closing price for quarter	$40.24	$39.19	$34.35	$31.67	$45.70	$40.24	$45.70
Average daily trading volume	461,289	352,684	387,800	375,773	382,622	401,050	291,061
Cash dividends declared per share	$0.15	$0.10	$0.10	$0.10	$0.10	$0.35	$0.30
Closing price to book value	1.16	1.21	1.09	1.03	1.54	1.16	1.54
Performance Ratios:
Return on average assets	0.49%	1.34%	1.42%	1.53%	1.47%	0.99%	1.12%
Return on average common equity	3.49%	10.27%	10.95%	12.09%	11.78%	7.39%	9.47%
Average loans to average deposits	100.09%	91.33%	89.64%	91.19%	96.43%	94.49%	98.42%
Average equity to average assets	14.03%	13.07%	12.94%	12.63%	12.45%	13.45%	11.87%
Net interest margin (tax equivalent)	3.84%	3.91%	3.95%	3.91%	3.92%	3.89%	3.93%
Efficiency ratio	85.35%	59.36%	57.95%	58.30%	56.00%	70.89%	65.66%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$2,420,723	$1,537,121	$1,495,584	$1,456,347	$1,404,977	$2,420,723	$1,404,977
Less:
Goodwill	911,488	501,140	501,308	503,434	505,604	911,488	505,604
Other intangible assets, net	97,328	52,437	55,557	58,689	54,729	97,328	54,729
Tangible common equity	$1,411,907	$983,544	$938,719	$894,224	$844,644	$1,411,907	$844,644
End of period shares outstanding	69,593,833	47,261,584	47,585,309	47,499,941	47,496,966	69,593,833	47,496,966
Book value per common share	$34.78	$32.52	$31.43	$30.66	$29.58	$34.78	$29.58
Tangible book value per common share	20.29	20.81	19.73	18.83	17.78	20.29	17.78

Acquisitions Completed in 2018 and 2019

Since January 1, 2018, the Company completed four acquisitions: US Premium Finance Holding Company, Atlantic Coast Financial Corporation, Hamilton State Bancshares, Inc. and Fidelity Southern Corporation.

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

US Premium Finance Holding Company

On January 31, 2018, the Company closed on the purchase of the final 70% of the outstanding shares of common stock of USPF, completing its acquisition of USPF and making USPF a wholly owned subsidiary of the Company. Through a series of three acquisition transactions that closed on January 18, 2017, January 3, 2018 and January 31, 2018, the Company issued a total of 1,073,158 shares of its common stock at a fair value of $55.9 million and paid $21.4 million in cash to the shareholders of USPF. Pursuant to the terms of the Stock Purchase Agreement dated January 25, 2018 under which Company purchased the final 70% of the outstanding shares of common stock of USPF, the selling shareholders of USPF could receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. The total contingent consideration paid was $1.2 million based on results achieved through the applicable measurement dates. As of the January 31, 2018 acquisition date, the present value of the contingent earn-out consideration expected to be paid was $5.7 million. Including the fair value of the Company's common stock issued, cash paid and the present value of the contingent earn-out consideration expected to be paid, the aggregate purchase price of USPF amounted to $83.0 million. For additional information regarding the USPF acquisition, see Note 2.

Atlantic Coast Financial Corporation

On May 25, 2018, the Company completed its acquisition of Atlantic. Upon consummation of the acquisition, Atlantic was merged with and into the Company, with Ameris as the surviving entity in the merger, and Atlantic's wholly owned banking subsidiary, Atlantic Coast Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence, as Atlantic Coast Bank had a total of 12 full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida, Waycross, Georgia and Douglas, Georgia, at the time of closing. Under the terms of the merger agreement, Atlantic's shareholders received 0.17 shares of Ameris common stock and $1.39 in cash for each share of Atlantic common stock they previously held. As a result, the Company issued 2,631,520 shares of its common stock at a fair value of $147.8 million and paid $21.5 million in cash to Atlantic's shareholders as merger consideration.

In accounting for the Atlantic acquisition, the Company recorded assets (exclusive of goodwill) of $875.0 million, loans held for investment of $755.7 million, deposits of $585.2 million, and other borrowings of $204.5 million. For additional information regarding the Atlantic acquisition, see Note 2.

Hamilton State Bancshares, Inc.

On June 29, 2018, the Company completed its acquisition of Hamilton. Upon consummation of the acquisition, Hamilton was merged with and into the Company, with Ameris as the surviving entity in the merger, and Hamilton's wholly owned banking subsidiary, Hamilton State Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence, as Hamilton State Bank had a total of 28 full-service branches located in Atlanta, Georgia and the surrounding area as well as in Gainesville, Georgia, at the time of closing. Under the terms of the merger agreement, Hamilton's shareholders received 0.16 shares of Ameris common stock and $0.93 in cash for each share of Hamilton voting common stock or nonvoting common stock they previously held. As a result, the Company issued 6,548,385 shares of its common stock at a fair value of $349.4 million and paid $47.8 million in cash to Hamilton's shareholders as merger consideration.

In accounting for the Hamilton acquisition, the Company recorded assets (exclusive of goodwill) of $1.79 billion, investment securities of $285.8 million, loans held for investment of $1.29 billion, and deposits of $1.59 billion. For additional information regarding the Hamilton acquisition, see Note 2.

Fidelity Southern Corporation

On July 1, 2019, the Company completed its acquisition of Fidelity. Upon consummation of the acquisition, Fidelity was merged with and into the Company, with Ameris as the surviving entity in the merger, and Fidelity's wholly owned banking subsidiary, Fidelity Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence, as Fidelity Bank had a total of 62 full-service branches at the time of closing, 46 of which were located in Georgia and 16 of which were located in Florida, providing financial products and services to customers primarily in the metropolitan markets of Atlanta, Georgia, and Jacksonville, Orlando, Tallahassee, and Sarasota-Bradenton, Florida. Under the terms of the merger agreement, Fidelity's shareholders received 0.80 shares of Ameris common stock, par value $1.00 per share, for each share of Fidelity common stock they held. As a result, the Company issued 22,181,522 shares of its common stock at a fair value of $869.3 million to Fidelity's shareholders as merger consideration.

In accounting for the Fidelity acquisition, the Company recorded assets (exclusive of goodwill) of $4.78 billion, investment securities of $297.9 million, loans held for investment of $3.51 billion, and deposits of $4.04 billion. For additional information regarding the Fidelity acquisition, see Note 2.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $21.4 million, or $0.31 per diluted share, for the quarter ended September 30, 2019, compared with $41.4 million, or $0.87 per diluted share, for the same period in 2018. The Company’s return on average assets and average shareholders’ equity were 0.49% and 3.49%, respectively, in the third quarter of 2019, compared with 1.47% and 11.78%, respectively, in the third quarter of 2018. During the third quarter of 2019, the Company incurred pre-tax merger and conversion charges of $65.2 million, pre-tax servicing right recovery of $1.3 million, pre-tax gain on bank owned life insurance ("BOLI") proceeds of $4.3 million, and pre-tax losses on the sale of premises of $889,000. During the third quarter of 2018, the Company incurred pre-tax merger and conversion charges of $276,000, pre-tax executive retirement benefits of $1.0 million, pre-tax restructuring charges related to branch consolidations of $229,000, and pre-tax losses on the sale of premises of $4,000. Excluding these merger and conversion charges, executive retirement benefits, restructuring charges, servicing right recovery, gain on BOLI proceeds and losses on the sale of premises, the Company’s net income would have been $68.5 million, or $0.98 per diluted share, for the third quarter of 2019 and $43.3 million, or $0.91 per diluted share, for the third quarter of 2018.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended September 30,
(in thousands, except share and per share data)	2019	2018
Net income available to common shareholders	$21,384	$41,444
Adjustment items:
Merger and conversion charges	65,158	276
Executive retirement benefits	—	962
Restructuring charge	—	229
Servicing right recovery	(1,319)	—
Gain on BOLI proceeds	(4,335)	—
Loss on the sale of premises	889	4
Tax effect of adjustment items (Note 1)	(13,238)	377
After tax adjustment items	47,155	1,848
Adjusted net income	$68,539	$43,292

Weighted average common shares outstanding - diluted	69,600,499	47,685,334
Net income per diluted share	$0.31	$0.87
Adjusted net income per diluted share	$0.98	$0.91

Note: A portion of the merger and conversion charges for both periods and the third quarter 2018 executive retirement benefits are nondeductible for tax purposes. Gain on BOLI proceeds is nontaxbable.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the third quarter of 2019 and 2018, respectively:

	Three Months Ended September 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$141,630	$27,141	$5,786	$4,366	$9,438	$188,361
Interest expense	17,368	14,132	2,617	1,793	3,682	39,592
Net interest income	124,262	13,009	3,169	2,573	5,756	148,769
Provision for loan losses	3,549	1,490	—	(15)	965	5,989
Noninterest income	21,173	52,493	560	2,766	1	76,993
Noninterest expense
Salaries and employee benefits	39,794	34,144	286	1,985	1,424	77,633
Equipment and occupancy expenses	10,750	1,686	2	66	135	12,639
Data processing and telecommunications expenses	9,551	660	41	22	98	10,372
Other expenses	87,059	3,484	27	503	980	92,053
Total noninterest expense	147,154	39,974	356	2,576	2,637	192,697
Income before income tax expense	(5,268)	24,038	3,373	2,778	2,155	27,076
Income tax expense	(1,269)	5,048	708	584	621	5,692
Net income	$(3,999)	$18,990	$2,665	$2,194	$1,534	$21,384

	Three Months Ended September 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$97,282	$9,347	$4,035	$2,090	$8,365	$121,119
Interest expense	13,241	3,803	1,566	631	2,840	22,081
Net interest income	84,041	5,544	2,469	1,459	5,525	99,038
Provision for loan losses	1,229	122	—	41	703	2,095
Noninterest income	16,524	12,097	503	1,045	2	30,171
Noninterest expense
Salaries and employee benefits	26,120	10,061	136	650	1,447	38,414
Equipment and occupancy expenses	7,871	618	2	58	49	8,598
Data processing and telecommunications expenses	7,589	347	30	1	551	8,518
Other expenses	13,461	1,828	69	242	1,223	16,823
Total noninterest expense	55,041	12,854	237	951	3,270	72,353
Income before income tax expense	44,295	4,665	2,735	1,512	1,554	54,761
Income tax expense	11,156	943	574	317	327	13,317
Net income	$33,139	$3,722	$2,161	$1,195	$1,227	$41,444

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2019 and 2018. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$353,134	$1,793	2.01%	$310,235	$1,653	2.11%
Investment securities	1,592,005	11,567	2.88%	1,185,225	9,050	3.03%
Loans held for sale	856,572	7,889	3.65%	151,396	1,566	4.10%
Loans	7,514,821	108,839	5.75%	5,703,921	73,178	5.09%
Purchased loans	4,927,839	57,661	4.64%	2,499,393	34,692	5.51%
Purchased loan pools	234,403	1,739	2.94%	287,859	2,059	2.84%
Total interest-earning assets	15,478,774	189,488	4.86%	10,138,029	122,198	4.78%
Noninterest-earning assets	1,861,613			1,066,475
Total assets	$17,340,387			$11,204,504

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$6,525,915	$15,710	0.96%	$4,430,646	$7,109	0.64%
Time deposits	2,954,419	13,715	1.84%	2,210,673	8,521	1.53%
Federal funds purchased and securities sold under agreements to repurchase	19,914	32	0.64%	12,529	4	0.13%
FHLB advances	810,384	4,618	2.26%	513,460	2,745	2.12%
Other borrowings	220,918	3,332	5.98%	145,513	2,180	5.94%
Subordinated deferrable interest debentures	133,519	2,185	6.49%	88,801	1,522	6.80%
Total interest-bearing liabilities	10,665,069	39,592	1.47%	7,401,622	22,081	1.18%
Demand deposits	4,040,592			2,320,851
Other liabilities	202,544			86,552
Shareholders’ equity	2,432,182			1,395,479
Total liabilities and shareholders’ equity	$17,340,387			$11,204,504
Interest rate spread			3.39%			3.60%
Net interest income		$149,896			$100,117
Net interest margin			3.84%			3.92%

On a tax-equivalent basis, net interest income for the third quarter of 2019 was $149.9 million, an increase of $49.8 million, or 49.7%, compared with $100.1 million reported in the same quarter in 2018. The higher net interest income is a result of growth in average interest earning assets which increased $5.34 billion, or 52.7%, from $10.14 billion in the third quarter of 2018 to $15.48 billion for the third quarter of 2019. This growth in interest earning assets resulted primarily from the Fidelity acquisition occurring in the third quarter of 2019, as well as strong growth in average legacy loans which increased $1.81 billion, or 31.7%, to $7.51 billion in the third quarter 2019 from $5.70 billion in the same period of 2018. The Company’s net interest margin during the third quarter of 2019 was 3.84%, down eight basis points from 3.92% reported in the third quarter of 2018.

Total interest income, on a tax-equivalent basis, increased to $189.5 million during the third quarter of 2019, compared with $122.2 million in the same quarter of 2018.  Yields on earning assets increased to 4.86% during the third quarter of 2019, compared with 4.78% reported in the third quarter of 2018. During the third quarter of 2019, loans comprised 87.4% of average earning assets, compared with 85.2% in the same quarter of 2018. Yields on legacy loans increased to 5.75% in the third quarter of 2019, compared with 5.09% in the same period of 2018. The yield on purchased loans decreased from 5.51% in the third quarter of 2018 to 4.64% during the third quarter of 2019. Accretion income for the third quarter of 2019 was $4.2 million, compared with $3.7 million in the third quarter of 2018. Yields on purchased loan pools increased from 2.84% in the third quarter of 2018 to 2.94% in the same period in 2019.

The yield on total interest-bearing liabilities increased from 1.18% in the third quarter of 2018 to 1.47% in the third quarter of 2019. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 1.07% in the third quarter of 2019, compared with 0.90% during the third quarter of 2018. Deposit costs increased from 0.69% in the third quarter of 2018 to 0.86% in the third quarter of 2019. Non-deposit funding costs increased slightly from 3.37% in the third quarter of 2018 to 3.40% in the third quarter of 2019. Average balances of interest bearing deposits and their respective costs for the third quarter of 2019 and 2018 are shown below:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$2,049,175	0.55%	$1,567,111	0.29%
MMDA	3,815,185	1.31%	2,440,086	0.96%
Savings	661,555	0.16%	423,449	0.08%
Retail CDs	2,804,243	1.83%	1,722,987	1.26%
Brokered CDs	150,176	2.14%	487,686	2.48%
Interest-bearing deposits	$9,480,334	1.23%	$6,641,319	0.93%

Provision for Loan Losses

The Company’s provision for loan losses during the third quarter of 2019 amounted to $6.0 million, compared with $2.1 million in the third quarter of 2018. At September 30, 2019, classified loans still accruing decreased to $78.3 million, compared with $81.9 million at December 31, 2018. Non-performing assets as a percentage of total assets increased from 0.55% at December 31, 2018 to 0.73% at September 30, 2019. The increase in non-performing assets is primarily attributable to assets acquired in the Fidelity acquisition. Net charge-offs on legacy loans during the third quarter of 2019 were approximately $1.6 million, or 0.09% of average legacy loans on an annualized basis, compared with approximately $6.3 million, or 0.44%, in the third quarter of 2018. The decrease in net charge-offs on legacy loans during the third quarter of 2019 was primarily attributable to a decrease in charge-offs on commercial, financial, and agricultural loans. The Company’s allowance for loan losses allocated to legacy loans at September 30, 2019 was $33.2 million, or 0.46% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. The Company’s total allowance for loan losses at September 30, 2019 was $35.5 million, or 0.28% of total loans, compared with $28.8 million, or 0.34% of total loans, at December 31, 2018.

Noninterest Income

Total noninterest income for the third quarter of 2019 was $77.0 million, an increase of $46.8 million, or 155.2%, from the $30.2 million reported in the third quarter of 2018.  Service charges on deposit accounts increased $721,000, or 5.7%, to $13.4 million in the third quarter of 2019, compared with $12.7 million in the third quarter of 2018. This increase in service charges on deposit accounts is due primarily to an increase in the number of deposit accounts resulting from the Fidelity acquisition in the third quarter of 2019 and organic growth. The Fidelity acquisition added $3.6 million in service charge revenue, which was offset by a decline of approximately $2.8 million in revenue as a result of the Durbin Amendment. Income from mortgage-related activities was $53.0 million in the third quarter of 2019, an increase of $39.0 million, or 276.7%, from $14.1 million in the third quarter of 2018. Total production in the third quarter of 2019 amounted to $1.8 billion, compared with $479.1 million in the same quarter of 2018, while spread (gain on sale) decreased to 2.67% in the current quarter, compared with 3.00% in the same quarter of 2018. The retail mortgage open pipeline finished the third quarter of 2019 at $784.2 million, compared with $287.4 million at June 30, 2019 and $162.4 million at the end of the third quarter of 2018. Other service charges, commissions and fees increased $446,000, or 56.5%, to $1.2 million during the third quarter of 2019, compared with $790,000 during the third quarter of 2018, due primarily to increased ATM fees. Other noninterest income increased $6.7 million, or 263.2%, to $9.3 million for the third quarter of 2019, compared with $2.6 million during the third quarter of 2018. The increase in other noninterest income was primarily attributable to a $4.3 million gain on BOLI proceeds due to the unfortunate death of a former officer of Fidelity, a $1.3 million increase in gain on sale of SBA loans and an increase in servicing income from indirect automobile loans of $1.0 million.

Noninterest Expense

Total noninterest expenses for the third quarter of 2019 increased $120.3 million, or 166.3%, to $192.7 million, compared with $72.4 million in the same quarter 2018. Salaries and employee benefits increased $39.2 million, or 102.1%, from $38.4 million in the third quarter of 2018 to $77.6 million in the third quarter of 2019, due primarily to an increase of 1,059, or 57.3%, full-time equivalent employees from 1,847 at September 30, 2018 to 2,906 at September 30, 2019, resulting from staff added as a result of the Fidelity acquisition which occurred in the third quarter of 2019. Also contributing to the increase in salary and employee benefits was an increase in variable incentive pay of $16.2 million resulting from an increase in mortgage production. Occupancy and equipment expenses increased $4.0 million, or 47.0%, to $12.6 million for the third quarter of 2019, compared with $8.6 million in the third quarter of 2018, due primarily to an increase of 47 branch locations from 125 at September 30, 2018 to 172 at September 30, 2019, resulting from branch locations added as a result of the Fidelity acquisition, partially offset by branch locations closed in connection with announced branch consolidations. Data processing and telecommunications expense increased $1.9 million, or 21.8%, to $10.4 million in the third quarter of 2019, compared with $8.5 million in the third quarter of 2018, due to the Fidelity acquisition. Credit resolution-related expenses decreased $154,000, or 12.3%, from $1.2 million in the third quarter of 2018 to $1.1 million in the third quarter of 2019. Advertising and marketing expense was $1.9 million in the third quarter of 2019, compared with $1.5 million in the third quarter of 2018. Amortization of intangible assets increased $3.0 million, or 113.7%, from $2.7 million in the third quarter of 2018 to $5.7 million in the third quarter of 2019 due to additional amortization of intangible assets recorded as part of the Fidelity acquisition. Merger and conversion charges were $65.2 million in the third quarter of 2019, compared with $276,000 in the same quarter of 2018. Other noninterest expenses increased $7.0 million, or 62.3%, from $11.2 million in the third quarter of 2018 to $18.1 million in the third quarter of 2019, due primarily to an increase of $885,000 in the loss on sale of premises and an increase of $1.7 million in consulting fees related to implementation of new support systems. Also contributing to the increase in other noninterest expenses was an increase in volume in certain areas related to our acquisition of Fidelity and increases in variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses.  For the third quarter of 2019, the Company reported income tax expense of $5.7 million, compared with $13.3 million in the same period of 2018. The Company’s effective tax rate for the three months ending September 30, 2019 and 2018 was 21.0% and 24.3%, respectively. The decrease in the effective tax rate is primarily related to a non-taxable gain on BOLI proceeds and a reduction in the Florida corporate income tax rate partially offset by certain non-deductible merger expenses.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $100.2 million, or $1.83 per diluted share, for the nine months ended September 30, 2019, compared with $77.5 million, or $1.85 per diluted share, for the same period in 2018. The Company’s return on average assets and average shareholders’ equity were 0.99% and 7.39%, respectively, in the nine months ended September 30, 2019, compared with 1.12% and 9.47%, respectively, in the same period in 2018. During the first nine months of 2019, the Company incurred pre-tax merger and conversion charges of $70.7 million, pre-tax restructuring charges related to branch consolidations of $245,000, pre-tax servicing right impairment of $141,000, pre-tax reduction in financial impact of hurricanes of $39,000, pre-tax gain on BOLI proceeds of $4.3 million and pre-tax losses on the sale of premises of $4.6 million. During the first nine months of 2018, the Company incurred pre-tax merger and conversion charges of $19.5 million, pre-tax executive retirement benefits of $6.4 million, pre-tax restructuring charges related to branch consolidations of $229,000 and pre-tax losses on the sale of premises of $783,000. Excluding these merger and conversion charges, executive retirement benefits, restructuring charges, servicing right impairment, the financial impact of hurricanes, gain on BOLI proceeds and losses on the sale of premises, the Company’s net income would have been $156.3 million, or $2.85 per diluted share, for the nine months ended September 30, 2019 and $100.3 million, or $2.40 per diluted share, for the same period in 2018.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018
Net income available to common shareholders	$100,193	$77,491
Adjustment items:
Merger and conversion charges	70,690	19,502
Executive retirement benefits	—	6,419
Restructuring charge	245	229
Servicing right impairment	141	—
Financial impact of hurricanes	(39)	—
Gain on BOLI proceeds	(4,335)	—
Loss on the sale of premises	4,608	783
Tax effect of adjustment items (Note 1)	(15,167)	(4,113)
After tax adjustment items	56,143	22,820
Adjusted net income	$156,336	$100,311

Weighted average common shares outstanding - diluted	54,883,122	41,844,900
Net income per diluted share	$1.83	$1.85
Adjusted net income per diluted share	$2.85	$2.40

Note 1: A portion of the 2019 and 2018 merger and conversion charges and a portion of the 2018 executive retirement benefits are nondeductible for tax purposes. Gain on BOLI proceeds is nontaxable.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$338,396	$53,286	$16,140	$8,827	$25,669	$442,318
Interest expense	44,340	26,957	7,294	3,986	9,926	92,503
Net interest income	294,056	26,329	8,846	4,841	15,743	349,815
Provision for loan losses	7,913	2,235	—	394	3,523	14,065
Noninterest income	50,373	84,853	1,389	6,379	6	143,000
Noninterest expense
Salaries and employee benefits	91,954	54,237	609	3,447	4,049	154,296
Equipment and occupancy expenses	25,065	3,122	4	190	296	28,677
Data processing and telecommunications expenses	24,778	1,384	109	27	853	27,151
Other expenses	126,743	7,983	170	1,249	3,104	139,249
Total noninterest expense	268,540	66,726	892	4,913	8,302	349,373
Income before income tax expense	67,976	42,221	9,343	5,913	3,924	129,377
Income tax expense	16,197	8,831	1,962	1,242	952	29,184
Net income	$51,779	$33,390	$7,381	$4,671	$2,972	$100,193

	Nine Months Ended September 30, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$226,576	$24,142	$10,428	$5,428	$24,003	$290,577
Interest expense	25,417	8,555	3,778	1,725	7,264	46,739
Net interest income	201,159	15,587	6,650	3,703	16,739	243,838
Provision for loan losses	2,883	585	—	1,025	8,513	13,006
Noninterest income	42,910	37,571	1,635	3,764	2,062	87,942
Noninterest expense
Salaries and employee benefits	74,834	28,667	402	2,010	4,250	110,163
Equipment and occupancy expenses	19,032	1,756	2	171	225	21,186
Data processing and telecommunications expenses	19,504	1,119	93	19	1,357	22,092
Other expenses	54,478	5,337	176	884	3,521	64,396
Total noninterest expense	167,848	36,879	673	3,084	9,353	217,837
Income before income tax expense	73,338	15,694	7,612	3,358	935	100,937
Income tax expense	18,114	3,262	1,598	705	(233)	23,446
Net income	$55,224	$12,432	$6,014	$2,653	$1,168	$77,491

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2019 and 2018. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$415,908	$7,655	2.46%	$205,274	$3,092	2.01%
Investment securities	1,362,004	30,319	2.98%	986,065	21,212	2.88%
Loans held for sale	373,699	10,673	3.82%	143,848	4,091	3.80%
Loans	6,587,916	273,573	5.55%	5,277,108	195,857	4.96%
Purchased loans	3,148,726	117,826	5.00%	1,483,029	62,584	5.64%
Purchased loan pools	245,918	5,519	3.00%	307,718	6,750	2.93%
Total interest-earning assets	12,134,171	445,565	4.91%	8,403,042	293,586	4.67%
Noninterest-earning assets	1,348,873			814,132
Total assets	$13,483,044			$9,217,174

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$5,248,058	$38,776	0.99%	$3,861,389	$16,784	0.58%
Time deposits	2,603,879	35,787	1.84%	1,438,645	13,412	1.25%
Federal funds purchased and securities sold under agreements to repurchase	13,017	45	0.46%	16,036	18	0.15%
FHLB advances	282,622	4,803	2.27%	529,917	7,585	1.91%
Other borrowings	170,891	7,769	6.08%	102,713	4,634	6.03%
Subordinated deferrable interest debentures	104,345	5,323	6.82%	86,874	4,306	6.63%
Total interest-bearing liabilities	8,422,812	92,503	1.47%	6,035,574	46,739	1.04%
Demand deposits	3,108,638			2,027,145
Other liabilities	138,019			60,222
Shareholders’ equity	1,813,575			1,094,233
Total liabilities and shareholders’ equity	$13,483,044			$9,217,174
Interest rate spread			3.44%			3.63%
Net interest income		$353,062			$246,847
Net interest margin			3.89%			3.93%

On a tax-equivalent basis, net interest income for the nine months ended September 30, 2019 was $353.1 million, an increase of $106.2 million, or 43.0%, compared with $246.8 million reported in the same period of 2018. The higher net interest income is a result of growth in average interest earning assets which increased $3.73 billion, or 44.4%, from $8.40 billion in the first nine months of 2018 to $12.13 billion for the first nine months of 2019. This increase in average interest earning assets is primarily a result of growth in average legacy loans and average purchased loans. Average legacy loans increased $1.31 billion, or 24.8%, to $6.59 billion in the first nine months of 2019 from $5.28 billion in the same period of 2018. Average purchased loans increased $1.67 billion, or 112.3%, to $3.15 billion in the first nine months of 2019 from $1.48 billion in the same period in 2018, resulting from the Fidelity acquisition which occurred in the third quarter of 2019 and the second quarter 2018 acquisitions of Atlantic and Hamilton. The Company’s net interest margin was down slightly during the first nine months of 2019 to 3.89%, compared with 3.93% for the first nine months of 2018.

Total interest income, on a tax-equivalent basis, increased to $445.6 million during the nine months ended September 30, 2019, compared with $293.6 million in the same period of 2018. Yields on earning assets increased to 4.91% during the first nine months of 2019, compared with 4.67% reported in the same period of 2018. During the first nine months of 2019, loans comprised 85.3% of average earning assets, compared with 85.8% in the same period of 2018. Yields on legacy loans increased to 5.55% during the nine months ended September 30, 2019, compared with 4.96% in the same period of 2018. The yield on purchased loans decreased from 5.64% in the first nine months of 2018 to 5.00% during the first nine months of 2019. Accretion income for the first nine months of 2019 was $10.2 million, compared with $7.8 million in the first nine months of 2018. Yields on purchased loan pools increased from 2.93% in the first nine months of 2018 to 3.00% in the same period in 2019.

The yield on total interest-bearing liabilities increased from 1.04% during the nine months ended September 30, 2018 to 1.47% in the same period of 2019. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 1.07% in the first nine months of 2019, compared with 0.78% during the same period of 2018. Deposit costs increased from 0.55% in the first nine months of 2018 to 0.91% in the same period of 2019. Non-deposit funding costs increased from 3.01% in the first nine months of 2018 to 4.20% in the same period of 2019. The increase in non-deposit funding costs was driven primarily by an increase in the average balance of other borrowings and subordinated deferrable interest debentures which carry a higher interest rate coupled with higher market rates being paid on short-term FHLB advances. Average balances of interest bearing deposits and their respective costs for the nine months ended September 30, 2019 and 2018 are shown below:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$1,705,108	0.57%	$1,406,434	0.31%
MMDA	3,053,272	1.36%	2,122,138	0.84%
Savings	489,678	0.12%	332,817	0.07%
Retail CDs	2,222,942	1.73%	1,269,586	1.08%
Brokered CDs	380,937	2.45%	169,059	2.47%
Interest-bearing deposits	$7,851,937	1.27%	$5,300,034	0.76%

Provision for Loan Losses

The Company’s provision for loan losses during the nine months ended September 30, 2019 amounted to $14.1 million, compared with $13.0 million in the nine months ended September 30, 2018. Approximately $6.7 million of the provision for loan losses recorded during the nine months ended September 30, 2018 was attributable to two loan relationships within the premium finance division that became impaired during the second quarter of 2018. At September 30, 2019, classified loans still accruing decreased to $78.3 million, compared with $81.9 million at December 31, 2018, due primarily to classified loans still accruing which paid down or were upgraded during the nine months ended September 30, 2019. Non-performing assets as a percentage of total assets increased from 0.55% at December 31, 2018 to 0.73% at September 30, 2019. The increase in non-performing assets is primarily attributable to assets acquired from Fidelity. Net charge-offs on legacy loans during the first nine months of 2019 were $7.2 million, or 0.15% of average legacy loans on an annualized basis, compared with approximately $11.4 million, or 0.29%, in the first nine months of 2018. The decrease in net charge-offs on legacy loans during the first nine months of 2019 was primarily attributable to a decrease in commercial, financial and agricultural charge-offs, partially offset by a $1.2 million commercial real estate loan which was fully charged off during the first quarter of 2019 which previously was specifically reserved for at December 31, 2018. The Company’s allowance for loan losses allocated to legacy loans at September 30, 2019 was $33.2 million, or 0.46% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. The Company’s total allowance for loan losses at September 30, 2019 was $35.5 million, or 0.28% of total loans, compared with $28.8 million, or 0.34% of total loans, at December 31, 2018.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2019 was $143.0 million, an increase of $55.1 million, or 62.6%, from the $87.9 million reported for the nine months ended September 30, 2018.  Service charges on deposit accounts in the first nine months of 2019 increased $3.7 million, or 11.0%, to $37.2 million, compared with $33.5 million in the first nine months of 2018. This increase in service charge revenue was primarily attributable to higher debit card interchange income and an increase in the number of deposit accounts from organic growth and the Fidelity acquisition. Income from mortgage-related activities increased $44.5 million, or 106.5%, from $41.8 million in the first nine months of 2018 to $86.2 million in the same period of 2019. Total production in the first nine months of 2019 amounted to $2.75 billion, compared with $1.36 billion in the same period of 2018, while spread (gain on sale) decreased slightly to 2.83% during the nine months ended September 30, 2019, compared with 2.88% in the same period of 2018. The retail mortgage open pipeline was $784.2 million at September 30, 2019, compared with $119.2 million at the beginning of 2019 and $162.4 million at September 30, 2018. Other service charges, commissions and fees were $2.8 million during the first nine months of 2019, compared with $2.2 million during the first nine months of 2018. Other noninterest income increased $6.1 million, or 58.7%, to $16.6 million for the first nine months of 2019, compared with $10.4 million during the same period of 2018. The increase in other noninterest income was primarily attributable to a $4.3 million gain on BOLI proceeds resulting from the unfortunate death of a former officer of Fidelity and a $2.0 million increase in gain on sale of SBA loans for the nine months ended September 30, 2019 compared with the same period in 2018.

 Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2019 increased $131.5 million, or 60.4%, to $349.4 million, compared with $217.8 million in the same period of 2018. Salaries and employee benefits increased $44.1 million, or 40.1%, from $110.2 million in the first nine months of 2018 to $154.3 million in the same period of 2019 due to staff additions resulting from the Fidelity acquisition and an increase in variable incentive pay related to production increases partially offset by a reduction of $6.6 million in expense recorded during the first nine months of 2018 related to executive retirement benefits and staff reductions from branch consolidation efforts in 2019. Occupancy and equipment expenses increased $7.5 million, or 35.4%, to $28.7 million for the first nine months of 2019, compared with $21.2 million in the same period of 2018, due primarily to 90 branch locations being added during 2018 and 2019 as a result of the Atlantic, Hamilton and Fidelity acquisitions partially offset by branch consolidations during the first nine months of 2019. Data processing and telecommunications expense increased $5.1 million, or 22.9%, to $27.2 million in the first nine months of 2019, from $22.1 million reported in the same period of 2018. This increase in data processing and telecommunications during the first nine months of 2019 reflects increased core banking system charges due to an increase in the number of accounts being processed by our core banking system and a $1.4 million refund recorded in the second quarter of 2018 related to overcharges on prior billings from a data processing vendor. Credit resolution-related expenses increased $142,000, or 5.0%, from $2.8 million in the first nine months of 2018 to $3.0 million in the same period of 2019. Amortization of intangible assets increased $6.1 million, or 104.2%, from $5.9 million in the first nine months of 2018 to $12.0 million in the first nine months of 2019, due primarily to additional amortization of intangible assets recorded as part of the Atlantic, Hamilton and Fidelity acquisitions. Merger and conversion charges were $70.7 million in the first nine months of 2019, compared with $19.5 million in the same period in 2018. Merger and conversion charges in the first nine months of 2019 were primarily related to the Fidelity acquisition while charges for the first nine months of 2018 primarily related to the USPF, Atlantic and Hamilton acquisitions. Other noninterest expenses increased $15.7 million, or 48.6%, from $32.3 million in the first nine months of 2018 to $47.9 million in the same period of 2019 resulting primarily from increases in consulting fees related to the implementation of a new support system, loss on sale of fixed assets, variable expenses in our lines of business tied to production levels and an increase in volume in certain areas related to our acquisitions of Hamilton, Atlantic and Fidelity.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the nine months ended September 30, 2019, the Company reported income tax expense of $29.2 million, compared with $23.4 million in the same period of 2018. The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 22.6% and 23.2%, respectively. The decrease in the effective tax rate is due to a non-taxable gain on BOLI proceeds, a reduction in the Florida corporate income tax rate and a reduction in non-deductible executive retirement benefits recognized during 2019 compared with 2018.

Financial Condition as of September 30, 2019

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade and the Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2019, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at September 30, 2019, these investments are not considered impaired on an other-than temporary basis.

The following table is a summary of our investment portfolio at the dates indicated.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2019
U.S. government sponsored agencies	$22,265	$22,360	$—	$—
State, county and municipal securities	113,607	116,349	149,670	150,733
Corporate debt securities	51,740	52,918	67,123	67,314
Mortgage-backed securities	1,283,846	1,299,580	982,183	974,376
Total debt securities	$1,471,458	$1,491,207	$1,198,976	$1,192,423

The amounts of securities available for sale in each category as of September 30, 2019 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities		Mortgage-Backed Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield (1)	Amount	Yield (1)
One year or less	$4,997	2.12%	$11,861	3.16%	$—	—%	$46	1.95%
After one year through five years	16,269	1.92	44,232	3.37	14,727	2.80	46,132	2.67
After five years through ten years	1,094	2.16	32,184	3.51	36,220	5.40	355,141	2.81
After ten years	—	—	28,072	3.63	1,971	6.05	898,261	2.69
	$22,360	1.97%	$116,349	3.45%	$52,918	4.69%	$1,299,580	2.72%

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

Loans and Allowance for Loan Losses

At September 30, 2019, gross loans outstanding (including purchased loans, purchased loan pools, and loans held for sale) were $14.01 billion, an increase of $5.39 billion, or 62.5%, from $8.62 billion reported at December 31, 2018. Loans held for sale increased from $111.3 million at December 31, 2018 to $1.19 billion at September 30, 2019 primarily due to elevated mortgage production levels in the third quarter of 2019. Legacy loans (excluding purchased loans and purchased loan pools) increased $1.55 billion, or 27.4%, from $5.66 billion at December 31, 2018 to $7.21 billion at September 30, 2019, driven primarily by growth in all loan categories. Approximately half of the growth in legacy loans for the first nine months of 2019 was related to our lines of business with the remaining attributable to our banking segment. Purchased loans increased $2.80 billion, or 108.1%, from $2.59 billion at December 31, 2018 to $5.39 billion at September 30, 2019, due primarily to loans acquired from Fidelity of $3.51 billion, partially offset by paydowns of $618.8 million and loans sold totaling $86.8 million. Purchased loan pools decreased $33.5 million, or 12.8%, from $262.6 million at December 31, 2018 to $229.1 million at September 30, 2019, due primarily to payments on the portfolio of $32.5 million and premium amortization of $1.0 million during the first nine months of 2019.

The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio. The Company focuses on the following loan categories: (1) commercial, financial and agricultural; (2) construction and development related real estate; (3) commercial and farmland real estate; (4) residential real estate; and (5) consumer. The Company’s management has strategically located its branches in select markets in Georgia, Florida, Alabama and South Carolina to take advantage of the growth in these areas.

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

At the end of the third quarter of 2019, the allowance for loan losses allocated to legacy loans totaled $33.2 million, or 0.46% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. Our legacy nonaccrual loans increased slightly from $18.0 million at December 31, 2018 to $21.7 million at September 30, 2019. For the first nine months of 2019, our legacy net charge off ratio as a percentage of average legacy loans decreased to 0.15%, compared with 0.29% for the first nine months of 2018. The total provision for loan losses for the first nine months of 2019 was $14.1 million, increasing from $13.0 million recorded for the first nine months of 2018. Our ratio of total nonperforming assets to total assets increased from 0.55% at December 31, 2018 to 0.73% at September 30, 2019, primarily resulting from assets acquired from Fidelity.

The balance of the allowance for loan losses allocated to all loans collectively evaluated for impairment increased 21.9%, or $5.2 million, during the first nine months of 2019, while the balance of all loans collectively evaluated for impairment increased 50.3%, or $4.21 billion, during the same period. The increase in the balance of all loans collectively evaluated for impairment is primarily attributable to growth in legacy loans and purchased loans, partially offset by paydowns on purchased loan pools. As a percentage of total loans collectively evaluated for impairment, the allowance allocated to those loans was down five basis points to 0.23% for September 30, 2019 compared with December 31, 2018.

The balance of the allowance for loan losses allocated to legacy loans collectively evaluated for impairment increased 23.1%, or $5.3 million, during the first nine months of 2019, while the balance of legacy loans collectively evaluated for impairment increased 27.3%, or $1.54 billion, during the same period. As a percentage of legacy loans collectively evaluated for impairment, the allowance allocated to those loans decreased one basis point from 0.41% at December 31, 2018 to 0.40% at September 30, 2019 due to the consistency in the mix of loan and collateral types and the overall credit quality of the loan portfolio.

For the allowance allocated to loans collectively evaluated expressed as a percentage of loans evaluated collectively for impairment, the largest change for the first nine months of 2019 was noted in the residential real estate loan category which increased five basis points, offset by decreases in all other categories from December 31, 2018 to September 30, 2019. The increase noted in the residential real estate category was due to a shift in the mix of loans within that category while the historical loss rates on all components declined over the same period. We consider a four year loss rate on all loan categories. We adjust the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as volatile commodity prices for agriculture products, weather-related risks (droughts and hurricanes), growth rates of certain loan types and other factors management deems appropriate.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment increased 30.0%, or $1.5 million, during the first nine months of 2019, while the balance of loans individually evaluated for impairment increased 12.9%, or $7.0 million, during the same period. The increase in loan balances individually evaluated for impairment was primarily attributable to increases of $6.5 million and $1.4 million in the residential real estate and commercial, financial and agricultural categories, respectively, partially offset by a decrease of $866,000 in the commercial and farmland real estate category. The increase in the allowance for loan losses allocated to loans individually evaluated for impairment from December 31, 2018 to September 30, 2019 was primarily related to a small number of loans which migrated to substandard over the same period.

The following tables present an analysis of the allowance for loan losses as of and for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Balance of allowance for loan losses at beginning of period	$28,819	$25,791
Provision charged to operating expense	14,065	13,006
Charge-offs:
Commercial, financial and agricultural	4,920	11,314
Real estate – construction and development	247	285
Real estate – commercial and farmland	1,367	169
Real estate – residential	80	695
Consumer installment	4,214	2,724
Purchased loans	3,296	1,514
Purchased loan pools	—	—
Total charge-offs	14,124	16,701
Recoveries:
Commercial, financial and agricultural	2,652	2,842
Real estate – construction and development	22	117
Real estate – commercial and farmland	8	169
Real estate – residential	286	255
Consumer installment	675	362
Purchased loans	3,127	2,275
Purchased loan pools	—	—
Total recoveries	6,770	6,020
Net charge-offs	7,354	10,681
Balance of allowance for loan losses at end of period	$35,530	$28,116

	As of and for the Nine Months Ended September 30, 2019
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$33,192	$1,719	$619	$35,530
Net charge-offs (recoveries) for the period	7,185	169	—	7,354
Loan balances:
End of period	7,208,816	5,388,336	229,132	12,826,284
Average for the period	6,587,916	3,148,726	245,918	9,982,560
Net charge-offs as a percentage of average loans (annualized)	0.15%	0.01%	0.00%	0.10%
Allowance for loan losses as a percentage of end of period loans	0.46%	0.03%	0.27%	0.28%

	As of and for the Nine Months Ended September 30, 2018
(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
Allowance for loan losses at end of period	$25,299	$2,013	$804	$28,116
Net charge-offs (recoveries) for the period	11,442	(761)	—	10,681
Loan balances:
End of period	5,543,306	2,711,460	274,752	8,529,518
Average for the period	5,277,108	1,483,029	307,718	7,067,855
Net charge-offs as a percentage of average loans (annualized)	0.29%	(0.07)%	0.00%	0.20%
Allowance for loan losses as a percentage of end of period loans	0.46%	0.07%	0.29%	0.33%

Loans Excluding Purchased Loans

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are presented in the following table, excluding purchased loans:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial, financial and agricultural	$1,781,237	$1,316,359
Real estate – construction and development	947,371	671,198
Real estate – commercial and farmland	2,152,528	1,814,529
Real estate – residential	1,866,128	1,403,000
Consumer installment	461,552	455,371
	$7,208,816	$5,660,457
The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

(dollars in thousands)	September 30, 2019	December 31, 2018
Municipal loans	$498,595	$510,600
Premium finance loans	656,570	410,381
Other commercial, financial and agricultural loans	626,072	395,378
	$1,781,237	$1,316,359

Purchased Assets

Loans that were acquired in transactions, including those that are covered by the loss-sharing agreements with the FDIC (“purchased loans”), totaled $5.39 billion and $2.59 billion at September 30, 2019 and December 31, 2018, respectively. The increase in purchased loans of $2.80 billion, or 108.1%, resulted primarily from loans acquired from Fidelity of $3.51 billion, partially offset by paydowns of $618.8 million and loans sold of $86.8 million during the current year. OREO that was acquired in transactions, including OREO that is covered by the loss-sharing agreements with the FDIC, totaled $15.8 million at September 30, 2019 and $9.5 million at December 31, 2018.

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

Purchased loans are shown below according to loan type as of the end of the periods shown:

(dollars in thousands)	September 30, 2019	December 31, 2018
Commercial, financial and agricultural	$385,355	$372,686
Real estate – construction and development	521,324	227,900
Real estate – commercial and farmland	2,057,384	1,337,859
Real estate – residential	1,285,096	623,199
Consumer installment	1,139,177	27,188
	$5,388,336	$2,588,832

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of September 30, 2019, purchased loan pools totaled $229.1 million and consisted of whole-loan residential mortgages on properties outside the Company’s markets, with principal balances totaling $228.0 million and $1.1 million of remaining purchase premium paid at acquisition. As of December 31, 2018, purchased loan pools totaled $262.6 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition. The Company has allocated approximately $619,000 and $732,000 of the allowance for loan losses to the purchased loan pools at September 30, 2019 and December 31, 2018, respectively.

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

Nonaccrual loans, excluding purchased loans, totaled $21.7 million at September 30, 2019, an increase of $3.8 million, or 21.1%, from $18.0 million at December 31, 2018. Nonaccrual purchased loans totaled $78.8 million at September 30, 2019, an increase of $54.7 million, or 226.7%, compared with $24.1 million at December 31, 2018. Accruing loans delinquent 90 days or more, excluding purchased loans, totaled $5.8 million at September 30, 2019, an increase of $1.6 million, or 38.2%, compared with $4.2 million at December 31, 2018. At September 30, 2019, OREO, excluding purchased OREO, totaled $4.9 million, a decrease of $2.3 million, or 31.8%, compared with $7.2 million at December 31, 2018. Purchased OREO totaled $15.8 million at September 30, 2019, an increase of $6.3 million, or 65.5%, compared with $9.5 million at December 31, 2018. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2019, total non-performing assets as a percent of total assets increased to 0.73% compared with 0.55% at December 31, 2018, primarily from assets acquired from Fidelity.

Non-performing assets at September 30, 2019 and December 31, 2018 were as follows:

(dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans, excluding purchased loans	$21,739	$17,952
Nonaccrual purchased loans	78,762	24,107
Nonaccrual purchased loan pools	—	—
Accruing loans delinquent 90 days or more, excluding purchased loans	5,836	4,222
Accruing purchased loans delinquent 90 days or more	489	—
Repossessed assets	1,258	—
Other real estate owned, excluding purchased assets	4,925	7,218
Purchased other real estate owned	15,785	9,535
Total non-performing assets	$128,794	$63,034

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of September 30, 2019 and December 31, 2018, the Company had a balance of $15.1 million and $11.1 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and nonaccrual at September 30, 2019 and December 31, 2018:

September 30, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$649	13	$119
Real estate – construction and development	3	69	1	1
Real estate – commercial and farmland	12	2,788	3	530
Real estate – residential	88	9,915	20	925
Consumer installment	5	9	23	66
Total	113	$13,430	60	$1,641

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2019 and December 31, 2018:

September 30, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$661	8	$107
Real estate – construction and development	4	71	—	—
Real estate – commercial and farmland	11	2,736	4	582
Real estate – residential	89	9,643	19	1,197
Consumer installment	16	32	12	42
Total	130	$13,143	43	$1,928

December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$282	9	$112
Real estate – construction and development	5	147	1	—
Real estate – commercial and farmland	14	3,043	1	246
Real estate – residential	65	5,756	26	1,406
Consumer installment	18	36	12	49
Total	112	$9,264	49	$1,813

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2019 and December 31, 2018:

September 30, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	1	$54
Forbearance of interest	10	1,391	4	424
Forgiveness of principal	1	674	—	—
Forbearance of principal	25	4,949	6	69
Rate reduction only	10	906	2	223
Rate reduction, forbearance of interest	26	2,251	12	305
Rate reduction, forbearance of principal	12	1,179	28	135
Rate reduction, forgiveness of interest	29	2,080	6	430
Rate reduction, forgiveness of principal	—	—	1	1
Total	113	$13,430	60	$1,641

December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	1	$55
Forbearance of interest	9	1,361	5	509
Forgiveness of principal	1	686	—	—
Forbearance of principal	6	360	4	75
Rate reduction only	11	1,155	1	56
Rate reduction, forbearance of interest	27	2,149	13	618
Rate reduction, forbearance of principal	15	1,384	32	175
Rate reduction, forgiveness of interest	30	2,228	5	264
Rate reduction, forgiveness of principal	—	—	1	2
Total	99	$9,323	62	$1,754

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2019 and December 31, 2018:

September 30, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$249	2	$289
Raw land	4	122	2	237
Hotel and motel	1	237	1	241
Office	1	156	—	—
Retail, including strip centers	6	2,093	—	—
1-4 family residential	89	9,943	19	689
Automobile/equipment/CD	8	472	35	184
Livestock	—	—	—	—
Unsecured	1	158	1	1
Total	113	$13,430	60	$1,641

December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$544	1	$137
Raw land	7	435	1	2
Hotel and motel	1	260	1	246
Office	1	161	—	—
Retail, including strip centers	6	1,980	—	—
1-4 family residential	71	5,835	21	1,161
Automobile/equipment/CD	8	108	36	188
Livestock	—	—	1	18
Unsecured	—	—	1	2
Total	99	$9,323	62	$1,754

As of September 30, 2019 and December 31, 2018, the Company had a balance of $21.2 million and $22.2 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and nonaccrual at September 30, 2019 and December 31, 2018:

September 30, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$25
Real estate – construction and development	4	878	2	257
Real estate – commercial and farmland	11	5,829	5	1,428
Real estate – residential	113	11,557	18	1,178
Consumer installment	—	—	7	54
Total	129	$18,295	35	$2,942

December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2019 and December 31, 2018:

September 30, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$55	1	$1
Real estate – construction and development	6	1,135	—	—
Real estate – commercial and farmland	14	6,744	2	513
Real estate – residential	97	10,209	34	2,526
Consumer installment	4	33	3	21
Total	124	$18,176	40	$3,061

December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$63	—	$—
Real estate – construction and development	8	1,305	1	3
Real estate – commercial and farmland	17	7,576	2	271
Real estate – residential	106	10,040	33	2,916
Consumer installment	3	14	1	3
Total	138	$18,998	37	$3,193

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2019 and December 31, 2018:

September 30, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$440	9	$1,317
Forbearance of principal	8	2,705	4	222
Forbearance of principal, extended amortization	—	—	1	233
Rate reduction only	64	9,559	4	344
Rate reduction, forbearance of interest	24	2,253	10	443
Rate reduction, forbearance of principal	7	1,717	4	184
Rate reduction, forgiveness of interest	21	1,621	3	199
Total	129	$18,295	35	$2,942

December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$224	10	$1,751
Forbearance of principal	6	2,368	3	226
Forbearance of principal, extended amortization	—	—	1	258
Rate reduction only	73	10,911	6	285
Rate reduction, forbearance of interest	24	2,304	14	356
Rate reduction, forbearance of principal	8	1,635	6	368
Rate reduction, forgiveness of interest	16	1,298	3	207
Total	132	$18,740	43	$3,451

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and nonaccrual at September 30, 2019 and December 31, 2018:

September 30, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$348	—	$—
Raw land	2	759	3	625
Hotel and motel	1	142	—	—
Office	2	389	1	353
Retail, including strip centers	5	3,785	—	—
1-4 family residential	115	11,676	19	1,686
Church	1	1,165	1	188
Automobile/equipment/CD	1	31	11	90
Total	129	$18,295	35	$2,942

December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$356	—	$—
Raw land	2	873	6	718
Hotel and motel	1	145	—	—
Office	2	419	2	457
Retail, including strip centers	5	3,882	—	—
1-4 family residential	118	11,837	26	2,009
Church	1	1,197	1	201
Automobile/equipment/CD	1	31	8	65
Total	132	$18,740	43	$3,450

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

As of September 30, 2019, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2019 and December 31, 2018. The loan categories and concentrations below are based on Federal Reserve Call codes and include purchased loans:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,468,696	11%	$899,097	11%
Multi-family loans	269,623	2%	276,528	3%
Nonfarm non-residential loans (excluding owner-occupied)	2,291,551	18%	1,694,267	20%
Total CRE Loans (excluding owner-occupied)	4,029,870	31%	2,869,892	34%
All other loan types	8,796,414	69%	5,642,022	66%
Total Loans	$12,826,284	100%	$8,511,914	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of September 30, 2019 and December 31, 2018:

	Internal Limit	Actual
		September 30, 2019	December 31, 2018
Construction and development loans	100%	84%	78%
Total CRE loans (excluding owner-occupied)	300%	231%	249%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At September 30, 2019, the Company’s short-term investments were $285.7 million, compared with $507.5 million at December 31, 2018. At September 30, 2019, the Company had $21.1 million in federal funds sold and $264.6 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at September 30, 2019 and December 31, 2018 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of $237,000 at September 30, 2019 and an asset of $102,000 at December 31, 2018.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $15.9 million and $2.5 million at September 30, 2019 and December 31, 2018, respectively, and a liability of $1.2 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively.

No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur through October 31 2020, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. It replaces the Company's prior share repurchase program which was set to expire in October 2019 and under which the Company repurchased $10.6 million of its outstanding common stock in the past year. As of September 30, 2019, no shares of the Company's common stock, had been repurchased under the program.

Fidelity Acquisition

On July 1, 2019, the Company issued 22,181,522 shares of its common stock to the shareholders of Fidelity. Such shares had a value of $39.19 per share at the time of issuance, resulting in an increase in shareholders’ equity of $869.3 million .

For additional information regarding the Fidelity acquisition, see Note 2.

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

On January 31, 2018, in exchange for the final 70% of the outstanding shares of common stock of USPF, the Company issued 830,301 unregistered shares of its common stock and paid $8.9 million in cash to the selling shareholders of USPF. The issuance of the 830,301 common shares, valued at $53.55 per share at the time of issuance, resulted in an increase in shareholders’ equity of $44.5 million. The selling shareholders of USPF could receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. The total contingent consideration paid was $1.2 million based on results achieved through the applicable measurement dates.

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

As of September 30, 2019, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.55%	9.17%
Ameris Bank	10.03%	10.46%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	9.75%	10.07%
Ameris Bank	11.42%	12.66%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	9.75%	11.07%
Ameris Bank	11.42%	12.66%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	11.04%	12.23%
Ameris Bank	12.20%	12.98%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2019 and December 31, 2018, the net carrying value of the Company’s other borrowings was $1.35 billion and $151.8 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Investment securities available for sale to total deposits	10.92%	13.29%	12.60%	12.36%	12.66%
Loans (net of unearned income) to total deposits	93.90%	94.44%	86.55%	88.21%	92.90%
Interest-earning assets to total assets	89.27%	90.87%	90.63%	90.43%	90.48%
Interest-bearing deposits to total deposits	70.15%	71.08%	71.91%	73.88%	74.58%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2019 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At September 30, 2019, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of $237,000 at September 30, 2019 and an asset of $102,000 at December 31, 2018.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $15.9 million and $2.5 million at

September 30, 2019 and December 31, 2018, respectively, and a liability of $1.2 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively.

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

During the quarter ended September 30, 2019, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company and the Bank are subject to various legal proceedings, claims and disputes that arise in the ordinary course of business. Additionally, in the ordinary course of business, the Company and the Bank are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Based on the Company’s current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on the Company’s results of operations and financial condition for any particular period.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2019 through July 31, 2019	—	$—	—	$89,447,425
August 1, 2019 through August 31, 2019	—	$—	—	$89,447,425
September 1, 2019 through September 30, 2019	—	$—	—	$100,000,000
Total	—	$—	—	$100,000,000

(1)
On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur through October 31, 2020, will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. It replaces the Company's prior share repurchase program which was set to expire in October 2019 and under which the Company repurchased $10.6 million of its outstanding common stock in the past year. As of September 30, 2019, no shares of the Company's common stock, had been repurchased under the new program.

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

4.1
Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and U.S. Bank National Association, dated as of June 26, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.2
First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and U.S. Bank National Association, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.3
Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.4
Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of March 17, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.5
First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.6
Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.7
Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.8
First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.9
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

10.1
Employment Agreement by and among Ameris Bancorp, Ameris Bank and James B. Miller, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.2
Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.3
Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

Exhibit Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2019	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)