Form 10-K
period 2019-12-31
Ameris Bancorp
filed 2020-03-09
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number
001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1456434
(State of incorporation)	(IRS Employer ID No.)
3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305
(Address of principal executive offices)
(404) 639-6500
(Registrant’s telephone number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $1.82 billion.
As of February 29, 2020, the registrant had outstanding 69,336,749 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

You should understand that important factors, including the following, in addition to those described in Part I, Item 1A., “Risk Factors,” and elsewhere in this Annual Report, as well as in the documents which are incorporated by reference into this Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), could cause actual results to differ materially from those expressed in such forward-looking statements:

•the risks of any acquisitions, mergers or divestitures which we may undertake in the future, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth, expense savings and/or other results from such transactions;

•the effects of future economic, business and market conditions and changes, including seasonality;

•legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators;

•changes in accounting rules, practices and interpretations;

•the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and interest-sensitive assets and liabilities;

•changes in borrower credit risks and payment behaviors;

•changes in the availability and cost of credit and capital in the financial markets;

•changes in the prices, values and sales volumes of residential and commercial real estate;

•the effects of concentrations in our loan portfolio;

•our ability to resolve nonperforming assets;

•the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates and valuations;

•changes in technology or products that may be more difficult, costly or less effective than anticipated; and

•the effects of war or other conflicts, acts of terrorism, hurricanes, floods, tornados or other catastrophic events that may affect economic conditions.

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

ITEM 1. BUSINESS
OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. Ameris was incorporated on December 18, 1980 as a Georgia corporation. The Company’s executive office is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305, our telephone number is (404) 639-6500 and our internet address is www.amerisbank.com. We operate 170 full-service domestic banking offices. We do not operate in any foreign countries. At December 31, 2019, we had approximately $18.24 billion in total assets, $14.48 billion in total loans, $14.03 billion in total deposits and $2.47 billion of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Ameris Bank

Our principal subsidiary is the Bank, which is headquartered in Atlanta, Georgia and operates branches primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. These branches serve distinct communities in our business areas with autonomy but do so as one bank, leveraging our favorable geographic footprint in an effort to acquire more customers.

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

On July 1, 2019, Ameris acquired Fidelity Southern Corporation (“Fidelity”) by merger. In connection with such transaction, Ameris assumed the obligations of Fidelity related to the following issuances of trust preferred securities: (i) in 2003, Fidelity’s statutory trust subsidiary, Fidelity Southern Statutory Trust I, issued $15,464,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.10%; (ii) in 2005, Fidelity’s statutory trust subsidiary, Fidelity Southern Statutory Trust II, issued $10,310,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.89%; and (iii) in 2007, Fidelity’s statutory trust subsidiary, Fidelity Southern Statutory Trust III, issued $20,619,000 in principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.40%. Each of foregoing issuances has a maturity of 30 years and is redeemable at the Company’s option on any quarterly interest payment date.

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

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly by bank acquisitions, including Fidelity in 2019, Hamilton and Atlantic Coast Financial Corporation ("Atlantic") in 2018, JAXB in 2016, 18 retail branches from Bank of America in 2015, Merchants in 2015, Coastal in 2014, Prosperity in 2013 and ten failed institutions in FDIC-assisted transactions between 2009 and 2012. We expect to continue to take advantage of the consolidation in the financial services industry and enhance our franchise through future acquisitions. We intend to grow within our existing markets, to branch into or acquire financial institutions in existing markets as well as financial institutions in other markets consistent with our capital availability and management abilities.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime loans. In addition, the Company does not regularly buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Less than 1% of the Company’s loan portfolio was loan participations purchased at December 31, 2019.

At December 31, 2019, our loan portfolio totaled approximately $14.48 billion, representing approximately 79.3% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Residential Real Estate Mortgage Loans. Ameris originates adjustable and fixed-rate residential mortgage loans. These mortgage loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Company’s loan portfolio; however, a majority are sold in the secondary market. The residential real estate mortgage loans that are included in the Company’s loan portfolio are usually owner-occupied and generally amortized over a 20- to 30-year period with three- to five-year maturity or repricing. In addition, during 2015 and 2016, the Company purchased residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. At December 31, 2019, purchased loan pools totaled approximately $213.2 million.

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

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of nine regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee is required. All new loans or modifications to existing loans in excess of $500,000 are reviewed monthly by the Company’s Credit Administration Department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our ongoing internal loan review process which is independent of the originating loan officer.

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

The Bank has purchased loans outside of its market area. These include residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois, consumer installment home improvement loans made to borrowers throughout the United States and commercial insurance premium finance loans made to borrowers throughout the United States. These purchases were reviewed and approved by the Company's loan committee.

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

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in federal, state and municipal obligations, corporate obligations, public housing authority bonds, industrial development revenue bonds, securities issued by Government-Sponsored Enterprises (“GSEs”) and satisfactorily-rated trust preferred obligations. Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments must be “investment-grade” as determined by a nationally recognized investment rating service. Investment securities where the Company has determined a certain level of credit risk are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Our Company may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and such bonds are determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Industrial development authority bonds, which normally are not rated, are purchased only if the issuer is located in the Company’s market area and if the bonds are considered to possess a high degree of credit soundness. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. government.

While our investment policy permits our Company to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Bank historically has not done so to any significant extent.

Our investment committee implements the investment policy and portfolio strategies and monitors the portfolio. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our Board of Directors each quarter. The written investment policy is reviewed annually by the Company’s Board of Directors and updated as needed.

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

On December 6, 2019, the Company completed the public offering and sale of $120.0 million in aggregate principal amount of its 4.25% Fixed-To-Floating Rate Subordinated Notes due 2029. The subordinated notes were sold to the public at par. The subordinated notes will mature on December 15, 2029 and through December 14, 2024 will bear a fixed rate of interest of 4.25% per annum. Beginning December 15, 2024, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 2.94%.

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

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $127.6 million as of December 31, 2019. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

The Company also enters into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

Use of Derivatives

The Company seeks to provide stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2018 and 2019, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from a variable to a fixed interest rate on certain junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which is classified as a cash flow hedge, is indexed to 90-day LIBOR.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in the value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $7.8 million and $2.5 million at December 31, 2019 and 2018, respectively, and a derivative liability of approximately $4.5 million and $1.3 million at December 31, 2019 and 2018, respectively.

CORPORATE RESTRUCTURING AND BUSINESS COMBINATIONS

Fidelity Southern Corporation

On July 1, 2019, the Company completed its acquisition of Fidelity, a bank holding company headquartered in Atlanta, Georgia. Upon consummation of the acquisition, Fidelity was merged with and into the Company, with Ameris as the surviving entity in the merger, and Fidelity's wholly owned banking subsidiary, Fidelity Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence in Georgia and Florida, as Fidelity Bank had a total of 62 branches at the time of closing, 46 of which were located in Georgia and 16 of which were located in Florida. Under the terms of the merger agreement, Fidelity's shareholders received 0.80 shares of Ameris common stock for each share of Fidelity common stock they previously held. As a result, the Company issued 22,181,522 shares of its common stock at a fair value of $869.3 million to Fidelity's shareholders as merger consideration.

Hamilton State Bancshares, Inc.

On June 29, 2018, the Company completed its acquisition of Hamilton. Upon consummation of the acquisition, Hamilton was merged with and into the Company, with Ameris as the surviving entity in the merger and Hamilton's wholly owned banking subsidiary, Hamilton State Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence, as Hamilton State Bank had a total of 28 full-service branches located in Atlanta, Georgia and the surrounding area as well as in Gainesville, Georgia. Under the terms of the merger agreement, Hamilton's shareholders received 0.16 shares of Ameris common stock and $0.93 in cash for each share of Hamilton voting common stock or nonvoting common stock they previously held. As a result, the Company issued 6,548,385 common shares at a fair value of $349.4 million and paid $47.8 million in cash to Hamilton's shareholders as merger consideration, resulting in an aggregate purchase price of approximately $397.1 million.

Atlantic Coast Financial Corporation

On May 25, 2018, the Company completed its acquisition of Atlantic. Upon consummation of the acquisition, Atlantic was merged with and into the Company, with Ameris as the surviving entity in the merger and Atlantic's wholly owned banking subsidiary, Atlantic Coast Bank, was merged with and into the Bank, with the Bank surviving. The acquisition expanded the Company's existing market presence, as Atlantic Coast Bank had a total of 12 full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida, Waycross, Georgia and Douglas, Georgia. Under the terms of the merger agreement, Atlantic's shareholders received 0.17 shares of Ameris common stock and $1.39 in cash for each share of Atlantic common stock they previously held. As a result, the Company issued 2,631,520 shares of Common Stock with a value of approximately $147.8 million and paid $21.5 million in cash to Atlantic's shareholders as merger consideration, resulting in an aggregate purchase price of approximately $169.3 million.
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

Jacksonville Bancorp, Inc.

On March 11, 2016, Ameris acquired JAXB by merger, at which time JAXB’s wholly owned banking subsidiary, The Jacksonville Bank (“Jacksonville Bank”), was merged with and into the Bank, with the Bank surviving. JAXB was headquartered in Jacksonville, Florida and it operated eight full-service branches located in Jacksonville and Jacksonville Beach, Duval County, Florida. The acquisition expanded the Company’s existing market presence in the Jacksonville market. The consideration for the acquisition was a combination of cash and our Common Stock, with an aggregate purchase price of approximately $96.4 million.  The total consideration consisted of $23.9 million in cash and 2,549,469 shares of Common Stock with a value of approximately $72.5 million.

Merchants & Southern Banks of Florida, Inc.

On May 22, 2015, Ameris acquired Merchants by merger, at which time Merchants’ wholly owned banking subsidiary, Merchants and Southern Bank, was merged with and into the Bank, with the Bank surviving. Merchants was headquartered in Gainesville, Florida and operated 13 banking locations in Alachua, Marion and Clay Counties in Florida.  The acquisition of Merchants was significant to the Company’s growth strategy, as it expanded our existing footprint in several attractive Florida markets. Ameris paid an aggregate purchase price of $50.0 million to acquire the stock of Merchants.

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

EMPLOYEES

At December 31, 2019, the Company employed approximately 2,722 full-time-equivalent employees. We consider our relationship with our employees to be good.

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

RELATED PARTY TRANSACTIONS

The Company makes loans to our directors and their affiliates and to banking officers. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. At December 31, 2019, we had approximately $14.48 billion in total loans outstanding, of which approximately $33.7 million were outstanding to certain directors and their affiliates.

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

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•it may merge or consolidate with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on performance under the Community Reinvestment Act (“CRA”), both of which are discussed elsewhere in more detail.

Subject to various exceptions, the Bank Holding Company Act and its implementing regulations, require Federal Reserve approval prior to any company acquiring “control” of a bank holding company. Control for this purpose includes either the acquisition of 25% or more of any class of voting securities of the bank holding company, the power to elect a majority of the directors of a bank holding company, or any arrangement in which the acquirer may direct the management or policies of a bank holding company. The Change in Bank Control Act requires a person or company that acquires control of a bank holding company to notify the Federal Reserve 60 days in advance of the acquisition. Control for this purpose is presumed to exist, although such presumption is rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•the bank holding company has registered securities under Section 12 of the Exchange Act; or

•no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Under the Bank Holding Company Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and thereby engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the CRA rating of each subsidiary bank must be satisfactory or better. Effective August 24, 2000, pursuant to a previously-filed election with the Federal Reserve, Ameris became a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities. In addition, if the Bank receives a rating of less than satisfactory under the CRA, we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, a company fails to continue to meet any of the prerequisites for financial holding company status, including those described above, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

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

Changes to our Regulation and Supervision in Crossing $10 Billion in Assets Threshold

Federal law imposes heightened requirements on banks and bank holding companies that exceed $10 billion in total consolidated assets. The Company and the Bank exceeded $10 billion in total consolidated assets upon completion of our acquisition of Hamilton in June 2018. As a result, we are now subject to certain additional requirements, which include the following:

•The calculation of the Bank’s FDIC deposit insurance assessment base has been changed and utilizes the performance score and a loss-severity score system as summarized under “FDIC Insurance Assessments.”
•The Consumer Financial Protection Bureau (“CFPB”) replaces the FDIC as our supervisor with respect to consumer protection laws and regulations and conducts examinations of our compliance with these laws and regulations.

•Under the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Federal Reserve’s implementing regulations, the debit card interchange fee that the Bank charges merchants must be reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is capped at the sum of $0.21 plus five basis points of the transaction value for many types of debit interchange transactions. The Bank may also recover $0.01 per transaction for fraud prevention purposes if it complies with certain fraud-related requirements. The Federal Reserve also has rules governing routing and exclusivity that require debit card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

In addition, the Dodd-Frank Act required publicly traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices. Banks with more than $10 billion in total consolidated assets also have been required to conduct annual stress tests. However, these requirements no longer apply to bank holding companies and banks with less than $100 billion in total consolidated assets following the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) and the finalization of implementing regulations. The Federal Reserve will continue to assess the substance of our risk management practices in its examinations.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%. As of December 31, 2019, there was approximately $93.1 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

In addition, our Bank is subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in and certain other transactions with Ameris. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also has indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if one or more of the holding company’s bank subsidiaries is classified as undercapitalized.

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

Capital Adequacy

We must comply with the Federal Reserve’s established capital adequacy standards, and our Bank is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two types of measures of capital adequacy for bank holding companies: risk-based measures and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile, primarily credit risk profile, among banks and bank holding companies, account for off-balance-sheet exposures and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The risk-based approach three measures of capital against risk-weighted assets: Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital.

The leverage measurement is the ratio of Tier 1 Capital to Average Total Consolidated Assets without any risk-weighting.

The regulatory capital framework under which we operate has changed over the past several years, in part as a result of the Dodd-Frank Act. This statute subjected bank holding companies to the same capital requirements as their bank subsidiaries and eliminated or significantly reduced the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital.

Apart from the Dodd-Frank Act, in July 2013, the Federal Reserve and the Office of the Comptroller of the Currency approved a final rule that implemented a series of previously proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III” and to implement requirements of the Dodd-Frank Act. Later in 2013, the FDIC imposed the same requirements in the form of an interim final rule. The regulations established new higher capital ratio requirements, enhanced the requirements for certain instruments to qualify as capital, imposed new operating restrictions on banking organizations with insufficient capital buffers and increased the risk weights of certain assets. The regulatory changes found in the new final rule include the following:

•The final rule established a new capital measure called Common Equity Tier 1 Capital consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike prior rules which excluded unrealized gains and losses on available for sale debt securities from regulatory capital, the final rule generally requires accumulated other comprehensive income to flow through to regulatory capital; however, pursuant to a one-time, permanent election made available to most FDIC-supervised institutions, the Bank elected to opt out of the requirement to include most components of accumulated other comprehensive income in its regulatory capital. Depository institutions and their holding companies are now required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets. Additionally, the regulations increased the required ratio of Tier 1 Capital to risk-weighted assets from 4% to 6%. Tier 1 Capital consists of Common Equity Tier 1 Capital plus Additional Tier 1 Capital which includes non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities qualify as Additional Tier 1 Capital, but they may be included in Tier 2 Capital along with qualifying subordinated debt. The new regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, while the minimum required ratio of total capital to risk-weighted assets remains at 8%.

•In addition to increased capital requirements, depository institutions and their holding companies are now required to maintain a capital conservation buffer of Common Equity Tier 1 Capital over and above the minimum risk-based capital requirements in order to avoid limitations on the payment of dividends, the repurchase of shares or the payment of discretionary bonuses. A banking organization will be prohibited from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer was less that the required level at the beginning of the quarter. As of January 1, 2019, the buffer requirement is 2.5%. Taking into account the buffer requirement, the Basel III risk-based capital requirements are as follows 10.50% Total Risk-Based Capital Ratio, 8.50% Tier 1 Risk-Based Capital Ratio and 7% Common Equity Tier 1 Risk-Based Capital Ratio. The buffer requirement does not apply to the leverage ratio requirement, which remains at 4%.

Since 2001, our consolidated capital ratios have increased due to the issuance and assumption of trust preferred securities. At December 31, 2019, all of our trust preferred securities were included in Tier 2 Capital. At December 31, 2019, our total risk-based capital ratio, our Tier 1 risk-based capital ratio and our common equity Tier 1 capital ratio were 12.94%, 9.93% and 9.93%, respectively. The same ratios at the Bank were 12.18%, 11.39% and 11.39%, respectively. Neither Ameris nor the Bank has been advised by any federal banking agency of any additional specific minimum capital ratio requirement applicable to it.

At December 31, 2019, our leverage ratio was 8.48%, compared with 9.17% at December 31, 2018. Federal Reserve guidelines provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised Ameris of any additional specific minimum leverage ratio or tangible Tier 1 Capital leverage ratio applicable to it. The Bank's leverage ratio was 9.73% at December 31, 2019.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Bank also must maintain capital under a framework knows as “prompt corrective action.” The Federal Deposit Insurance Act (or “FDI Act”) requires the primary federal regulator of an insured depository institution to take prompt corrective action if the institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measurers and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Capital ratio, Tier 1 Capital ratio, Common Equity Tier 1 Capital ratio and leverage ratio. Under the regulations, an FDIC-insured bank will be:

•“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 8% or greater, a Common Equity Tier 1 Capital ratio of 6.5% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 6% or greater, a Common Equity Tier 1 Capital ratio of 4.5% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized;”

•“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 6%, a Common Equity Tier 1 Capital ratio of less than 4.5% or a leverage ratio of less than 4%;

•“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 4%, a Common Equity Tier 1 Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2019, our Bank had capital levels that qualify as “well capitalized” under such regulations.

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

A bank that is not “well capitalized” may not accept brokered deposits although an adequately capitalized institution may request a waiver from the FDIC in order to do so. Well capitalized status is necessary to qualify for certain regulatory benefits, such as expedited processing of applications.

Transactions with Affiliates and Insiders; Tying Arrangements

The Bank is subject to certain restrictions in its dealings with us and our affiliates. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank typically is any company or entity that controls or is under common control with the bank. Some but not all subsidiaries of a bank may be exempt from the definition of an affiliate. In a holding company context, the parent holding company of a bank and any companies that are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, purchase of assets from an affiliate, issuance of a guarantee on behalf of an affiliate and several other types of transactions. Extensions of credit to an affiliate usually must be over-collateralized.

Restrictions also apply to extensions of credit by a bank to its executive officers, directors, principal shareholders and their related interests and to similar individuals at the holding company or affiliates. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of the bank’s board of directors.

A bank may not extend credit, lease or sell property or furnish any service or fix or vary the consideration for them on the condition that (i) the customer obtain or provide some additional credit, property or service from or to the bank or its holding company or their subsidiaries (other than a loan, discount, deposit or trust service or that are related to and usually provided in connection with any such product or service) or (ii) the customer not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The federal banking agencies have, however, allowed banks to offer combined-balance products and otherwise to offer more favorable terms if a customer obtains two or more traditional bank products. The law authorizes the Federal Reserve to grant additional exceptions by regulation or order.

Reserves

Pursuant to regulations of the Federal Reserve, a savings association must maintain reserves against its transaction accounts. During 2019, no reserves were required to be maintained on the first $16.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $107.9 million of transaction accounts and a reserve of 10% was required to be maintained against all remaining transaction accounts. These percentages are subject to adjustment by the Federal Reserve and have been increased for 2020. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement may reduce the amount of an institution’s interest-earning assets.

FDIC Insurance Assessments

The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (the “DIF”). As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. Deposit insurance is capped at $250,000 for each account (subject to certain restrictions) of a depositor at an insured depository institution.

The FDIC manages the DIF in part through the DIF’s reserve ratio and sets assessment rates to achieve a “designated reserve ratio” (the “DRR”), the ratio at which the FDIC believes the DIF can withstand a future banking crisis. The FDIC has set the DRR at 2.0% as a long-range minimum target. The Dodd-Frank Act requires the reserve ratio of the DIF to reach 1.35% by September 30, 2020. The DIF achieved this target as of September 30, 2018, when the reserve ratio reached 1.36%. The FDIC has adopted a risk-based premium system that provides for quarterly assessments. In addition, all institutions with deposits insured by the FDIC have been required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the DIF. These assessments ended in 2019 when these bonds matured.

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

The Bank’s adjusted average consolidated total assets exceeded $10 billion for four consecutive quarters with the first quarter of 2019. As a result, the Bank’s deposit insurance assessment was thereafter based on a large institution classification, rather than the small institution classification that had applied in prior years. For large insured depository institutions, generally defined as those with at least $10 billion in total assets, the FDIC has eliminated risk categories when calculating the initial base assessment rates and now combines CAMELS ratings and financial measures into two scorecards to calculate assessment rates, one for most large insured depository institutions and another for highly complex insured depository institutions (which are generally those with more than $50 billion in total assets that are controlled by a parent company with more than $500 billion in total assets). Each scorecard has two components - a performance score and loss severity score, which are combined and converted to an initial assessment rate. The FDIC has the ability to adjust a large or highly complex insured depository institution’s total score by a maximum of 15 points, up or down, based upon significant risk factors that are not captured by the scorecard. Under the current assessment rate schedule, the initial base assessment rate for large and highly complex insured depository institutions ranges from three to 30 basis points, and the total base assessment rate, after applying the unsecured debt and brokered deposit adjustments, ranges from one and one-half to 40 basis points.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. The agencies periodically examine the CRA performance of each of the institutions for which they are the primary federal regulator and assign one of four ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial Noncompliance. An institution’s size and business strategy determine the type of examination that it will receive. The FDIC evaluates the Bank as a large, retail-oriented institution and applies performance-based lending, investment and service tests. In order to take advantage of certain regulatory benefits, such as expedited processing of applications, an insured depository institution must maintain a rating of Outstanding or Satisfactory. In its most recent CRA evaluation, as of October 3, 2016, the Bank was rated Satisfactory.

The CRA regulations impose certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s CRA performance and to review the institution’s CRA public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The CRA requires public disclosure of an insured depository institution’s written CRA evaluations.

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

In addition, the Dodd-Frank Act created the CFPB, which has been given the power to promulgate and enforce federal consumer protection laws. All insured depository institutions are subject to the CFPB’s rulemaking authority, and the CFPB has sole authority to examine insured depository institutions with more than $10 billion in total consolidated assets (and its affiliates) for compliance with these laws and regulations. The CFPB became our exclusive supervisor in these areas starting in the second quarter of 2019. The focus of the CFPB is on the following: (i) risks to consumers and compliance with the federal consumer financial laws; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; (iv) depository institutions with a more specialized focus; and (v) non-depository companies that offer one or more consumer financial products or services.

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

The CFPB's approach to consumer financial protection has varied substantially between the Obama and Trump Administrations and could change in 2021, depending on the results of elections in November 2020.

Financial Privacy and Cybersecurity

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, with certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Anti-Money Laundering
The Bank Secrecy Act, the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other things, to institute and maintain an effective anti-money laundering (“AML”) program. Under these laws and regulations, the Bank is required to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. In addition, the Bank is required to develop and implement a comprehensive AML compliance program, as well as have in place appropriate “know your customer” policies and procedures.
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

OFAC Regulation
The Office of Foreign Assets Control, or “OFAC,” is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and in various pieces of legislation. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve. The Federal Reserve administers monetary policy by setting target interest rates that it attempts to effect, primarily through open market dealings in United States government securities. The Federal Reserve also may specifically target banking institutions through the discount rate at which banks may borrow from the Federal Reserve Banks and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Ameris cannot be known at this time.

Fiscal policy, the other principal tool of the federal government to oversee the national economy, is largely in the hands of congress through its authority to make taxation and budget decisions, subject to presidential approval. These decisions may have a significant impact on the economic sectors in which we operate.

Other current and future legislation and the policies established by federal and state regulatory authorities will affect our future operations. Banking legislation and regulations may limit our growth and the return to our investors by restricting certain of our activities.

In addition, capital requirements could be changed and have the effect of restricting our activities or requiring additional capital to be maintained. We cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business.

Federal Home Loan Bank System

Our Company has a correspondent relationship with the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings companies. Each FHLB serves as a reserve or central bank for its members within its assigned region. FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and make advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

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

Commercial Real Estate Concentrations

Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on our concentration of commercial real estate loans. The federal banking regulators previously issued guidance reminding financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital; or

•total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more.

As of December 31, 2019, excluding purchased non-covered and covered assets, our C&D concentration as a percentage of capital totaled 61.4% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 148.4%. Including purchased non-covered and covered loans subject to loss-sharing agreements with the FDIC, the Company’s C&D concentration as a percentage of capital totaled 87.8% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 238.4%.

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

Evolving Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, or by regulatory agencies, that may impact the Company or the Bank. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change the operating environment of Ameris in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

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

RISKS RELATED TO OUR COMPANY AND INDUSTRY

Unfavorable or uncertain economic and market conditions can adversely affect our industry and business.

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection, as well as reduced demand for the products and services we offer. In recent years there has been gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment, increased consumer demand and higher equities markets. However, economic growth and business spending appear to be slowing, financial market volatility has increased and opinions vary on whether the U.S. economy can continue to keep growing after more than a decade of growth and recovery following the Great Recession. Uncertainties also have arisen as a result of increased tariffs and other changes to U.S. trade policies and reactions to such changes by China and other U.S. trading partners, as well as impact from the recent coronavirus outbreak originating in Wuhan, China. In addition, economic growth in international markets also appears to be slowing, particularly in China and Europe, which also may impact the economy and financial markets in the United States. While we have no banking operations in Europe, the impact of Great Britain’s exit from the Europe Union on British and European businesses, financial markets and related businesses in the United States could also adversely affect financial markets generally. Our business also could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

Factors related to inflation, recession, unemployment, volatile interest rates, changes in tariffs and trade policies, international conflicts, real estate values, energy prices, state and local municipal budget deficits, consumer confidence level, government spending and any government shutdowns, the U.S. national debt, natural disasters, geopolitical events, public health crises (such as the recent coronavirus outbreak) and other factors outside of our control also may assert economic pressures on consumers and businesses and adversely affect our business, financial condition, results of operations and stock price.

We may face the following risks, among others, in connection with these events:
•Unfavorable market conditions triggered by any of these events (such as, for example, the recent coronavirus outbreak) can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and an overall material adverse effect on the quality of our loan portfolio.

•Economic pressure on consumers and uncertainty regarding continuing economic improvement resulting from any of these events (including, but not limited to, the recent coronavirus outbreak) may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.
•The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including qualitative factors that pertain to economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.
•The value of the portfolio of investment securities that we hold may be adversely affected by increasing interest rates and defaults by debtors.
•To the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future.
A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers’ costs, demand for our customers’ products and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

Our revenues are highly correlated to market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2019, net interest income made up 71.8% of our revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

Unlike larger organizations that are more geographically diversified, our banking offices are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

•an increase in loan delinquencies;
•an increase in problem assets and foreclosures;
•a decrease in the demand for our products and services; and
•a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

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

We sell the majority of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values could result in one or more of the following:

•our inability to sell mortgage loans on the secondary market, which could negatively impact our liquidity position;
•declines in real estate values could decrease the potential of mortgage originations, which could negatively impact our earnings;
•if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur losses associated with the loans;
•increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings; and
•a rise in interest rates could cause a decline in mortgage originations, which could negatively impact our earnings.

Legislation and regulatory proposals enacted in response to market and economic conditions may materially adversely affect our business and results of operations.

The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry and our compliance with them may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Federal economic and monetary policies may also affect our ability to attract deposits and other funding sources, make loans and investments and achieve satisfactory interest spreads.

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

Generally, we must receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on the competition, financial condition and future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including both institutions' CRA performance history) and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may also be required to sell banks or branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefits of any acquisition.

In the past, we have utilized de novo branching in new and existing markets as a way to supplement our growth. De novo branching and any acquisition carry with it numerous risks, including the following:

•the inability to obtain all required regulatory approvals;
•significant costs and anticipated operating losses associated with establishing a de novo branch or a new bank;
•the inability to secure the services of qualified senior management;
•the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;
•economic downturns in the new market;
•the inability to obtain attractive locations within a new market at a reasonable cost; and
•the additional strain on management resources and internal systems and controls.

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

The new CECL accounting standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently finalizing our evaluation of the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative effect adjustment to equity and the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We currently estimate our allowance for loan losses will increase to a range of $85 million to $120 million, and we expect to recognize a liability for unfunded commitments between $10 million and $20 million. However, the final impact of our transition to the CECL model may differ from these estimates.

Our total consolidated assets increased to over $10 billion as of June 30, 2018, which will subject us to additional regulations and oversight that were not previously applicable to us and that will impact our revenues and/or expenses.

Upon completion of the acquisition of Hamilton in June 2018, the Company and the Bank exceeded $10 billion in total consolidated assets. As a result, certain additional requirements now apply to the Company or the Bank, including the following: (i) the examination and enforcement authority of the CFPB with respect to consumer and small business products and services; (ii) deposit insurance premium assessments based on an FDIC scorecard based on, among other things, the Bank’s CAMELS rating and results of asset-related stress testing and funding-related stress testing; and (iii) a cap on interchange transaction fees for debit cards, as required by Federal Reserve regulations, which will significantly reduce our interchange revenue.

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

The transition away from the London Inter-Bank Offered Rate (LIBOR) will affect our adjustable rate loan and other agreements and may have an impact on our business operations.

In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee (the “ARRC”), was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. In 2019, the ARRC finalized draft language for adjustable rate debt product contracts to provide for the transition from LIBOR to SOFR rates. The language is voluntary and would apply only to new contracts. The Federal Reserve Bank of New York has said that in early 2020 it will begin to publish SOFR “term rates” which would provide replacements for specific LIBOR term rates.

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including Ameris and the Bank. Our commercial and consumer businesses issue, trade and hold various products that are indexed to LIBOR. As of December 31, 2019, Ameris had approximately $2.81 billion of loans and derivatives with a notional value of $57.8 million, indexed to LIBOR. In addition, we had approximately $309.5 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of December 31, 2019. We had $109.9 million of investment securities indexed to LIBOR as of December 31, 2019. Our financial instruments and products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

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

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our industry continues to experience well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit and debit cards, which have caused some consumers, including our customers, to use our credit and debit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these methods. Further cyberattacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyberattacks or other breaches, our brand and reputation could be affected, which could also have a material adverse effect on our business, financial condition or results of operations.

We have identified a material weakness in our internal control over financial reporting that may adversely affect our ability to prepare our consolidated financial statements in a timely and accurate manner.

As further described in Item 9A below, management has identified a material weakness in the Company's internal control over financial reporting as of December 31, 2019. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. The Company identified a control deficiency related to certain general ledger account reconciliations that began as of the conversion of Fidelity’s core platform on November 3, 2019. While the reconciliations were completed in a timely manner, various items, which were principally related to the acquired indirect auto loan portfolio, were not researched and resolved in a timely manner. Further review and analysis indicate that clearing of the items did not have any material adverse impact to customer account balances or the Company's results of operations for the year ended December 31, 2019. However, this control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements would not have been prevented or detected on a timely basis, and as such, management has concluded that the control deficiency represents a material weakness in internal control over financial reporting.

Management has been actively engaged during the first quarter of 2020 in developing remediation plans to address the material weakness. These plans include: (i) additional training for accounting staff performing the reconciliations; (ii) development of more detailed reconciliation procedures to allow for more timely research and resolution of items; (iii) increased personnel in the accounting department to ensure timeliness of clearing reconciling items; and (iv) the review of the system interface to the general ledger such that the number of reconciling items among impacted balance sheet accounts will be reduced.

If our remediation efforts are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, a material misstatement in our consolidated financial statements could occur that may continue undetected.

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

Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.

Natural disasters such as hurricanes, tropical storms, floods, wildfires, extreme weather conditions and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, and pandemics and other public health crises, such as the recent outbreaks of novel coronavirus originating in Wuhan, China, and other catastrophic events could adversely affect our business operations and those of our customers, counterparties and service providers, and cause substantial damage and loss to real and personal property, including damage to or destruction of mortgaged properties or our own banking facilities and offices. Natural disasters, geopolitical events, public health crises and other catastrophic events, or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, including mortgaged properties, result in an increase in the amount of our non-performing loans and a higher level of non-performing assets, including real estate owned, net charge-offs and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as an outbreak of a contagious disease), natural disaster, war, act of terrorism, accident or other reason.

RISKS RELATED TO OUR COMMON STOCK

The price of our Common Stock is volatile and may decline.

The trading price of our Common Stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our Common Stock. Among the factors that could affect our stock price are:

•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other financial institutions;
•failure to meet analysts’ revenue or earnings estimates;
•speculation in the press or investment community;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•actions by institutional shareholders;
•fluctuations in the stock price and operating results of our competitors;

•general market conditions and, in particular, developments related to market conditions for the financial services industry;
•proposed or adopted regulatory changes or developments, including changes in accounting rules;
•proposed or adopted changes or developments in tax policies or rates;
•anticipated or pending investigations, proceedings or litigation that involve or affect us; or
•domestic and international economic factors unrelated to our performance.

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

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2019, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $127.6 million and other subordinated notes payable with a carrying value of $268.2 million.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305. The Company occupies approximately 19,200 square feet at this location plus an additional 32,100 square feet used for a branch location and support services for banking operations, including credit, marketing and operational support. The Company also leases approximately 156,500 square feet in Atlanta and Jacksonville, Florida used for additional corporate support services. Inclusive of the branch at its headquarters, Ameris operates 170 office or branch locations. Of the 170 branch locations, 148 are owned and 22 are subject to either building or ground leases. Ameris also operates 31 mortgage and loan production offices, all of which are subject to building leases. At December 31, 2019, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

ITEM 3. LEGAL PROCEEDINGS

The Company is, and has been, involved in various legal proceedings with William J. Villari, who formerly owned USPF, and entities that Mr. Villari owns. First, on December 13, 2018, Mr. Villari filed a demand for arbitration, claiming that the Bank’s termination of his employment for “cause” was improper and that he was entitled to additional compensation from the Company and the Bank under his employment agreement. Second, on December 28, 2018, Mr. Villari and his wholly owned company, P1 Finance Holdings LLC (“P1”), filed a lawsuit against the Bank in Broward County, Florida, seeking additional compensation for his service while an employee, as well as other relief. Third, on May 30, 2019, CEBV LLC (“CEBV”), which also is wholly owned by Mr. Villari, filed a lawsuit against the Bank in Duval County, Florida, arising out of a loan purchase agreement with the Bank dated May 8, 2018. CEBV’s complaint in that lawsuit, which also names as a defendant the Company’s former Chief Executive Officer, Dennis J. Zember Jr., seeks unspecified damages and other relief related to asserted claims for fraudulent inducement and breach of contract based on the Bank’s alleged failure to provide sufficient assistance to CEBV in collecting on loans purchased by CEBV from the Bank.

In addition, on January 30, 2019, the Company and the Bank filed a lawsuit against Mr. Villari in Dekalb County, Georgia, asserting claims for unspecified damages arising from Mr. Villari’s alleged failure to disclose material information in connection with the sale of USPF to the Company and the Bank.

In the first of these proceedings to be adjudicated, the Company and the Bank received on November 20, 2019, an Order and Award from the American Arbitration Association in which the arbitrator ruled that the Company and the Bank had cause to terminate Mr. Villari and had properly exercised that right and that, as a result, Mr. Villari is not entitled to any additional payments under his employment agreement or a separate management and licensing agreement with the Bank.

We believe the remaining allegations of Mr. Villari, P1 and CEBV in their complaints are without merit, and we are vigorously defending the cases. We believe that the amount or any estimable range of reasonably possible or probable loss in connection with these matters will not, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

On November 19, 2019, the Company received a subpoena from the Atlanta Regional Office of the SEC, and the Bank received a grand jury subpoena from the United States Attorney’s Office for the Northern District of Georgia, each requesting that the Company and the Bank produce documents and other materials relating to the Company’s acquisition of USPF, the Bank’s sale of certain loans to CEBV and related disclosures. The Company intends to cooperate fully with the investigation and is currently producing documents in response to the subpoenas. The Company is unable to make any assurances regarding the outcome of the investigation or the impact, if any, that the investigation may have on the Company’s business, consolidated financial condition, results of operations or cash flows.
Furthermore, from time to time, the Company and the Bank are subject to various legal proceedings, claims and disputes that arise in the ordinary course of business. The Company and the Bank are also subject to regulatory examinations, information gathering requests, inquiries and investigations in the ordinary course of business. Based on the Company’s current knowledge, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on the Company’s results of operations and financial condition for any particular period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is listed on Nasdaq under the symbol “ABCB”. As of February 29, 2020, there were approximately 2,969 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

The amount of and nature of any dividends declared on our Common Stock will be determined by our Board of Directors in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Repurchases of Common Stock

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2019 through October 31, 2019	—	$—	—	$100,000,000
November 1, 2019 through November 30, 2019	—	$—	—	$100,000,000
December 1, 2019 through December 31, 2019	158,248	$43.28	—	$93,151,027
Total	158,248	$43.28	—	$93,151,027

(1)  On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur through October 31, 2020, will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of December 31, 2019, $6.8 million, or 158,248 shares of the Company's common stock, had been repurchased under the new program.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of SNL U.S. Bank NASDAQ Stocks for the five-year period commencing December 31, 2014, and ending December 31, 2019. This line graph assumes an investment of $100 on December 31, 2014, and reinvestment of dividends and other distributions to shareholders.

Total Return Performance
Index Value
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Ameris Bancorp
NASDAQ Stock Market (US Companies)
SNL U.S. Bank NASDAQ

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Ameris Bancorp	100.00	133.50	172.72	192.57	127.68	173.09
NASDAQ Stock Market (US Companies)	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75
Source: S&P Global Market Intelligence

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. Acquisitions, including the branch acquisition in 2015, the acquisition of Merchants in 2015, the acquisition of JAXB in 2016, the acquisitions of USPF, Atlantic and Hamilton in 2018, and the acquisition of Fidelity in 2019, as well as the December 2016 purchase of a pool of commercial insurance premium finance loans and the establishment of a division to originate loans of this type, significantly affected the comparability of selected financial data. Specifically, since the acquisitions were accounted for using the acquisition method of accounting, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in the “Corporate Restructuring and Business Combinations” section of Part I, Item 1. of this Annual Report and in Note 2 “Business Combinations” in the notes to consolidated financial statements. The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Selected Balance Sheet Data:
Total assets	$18,242,579	$11,443,515	$7,856,203	$6,892,031	$5,588,940
Earning assets	16,321,373	10,348,393	7,288,285	6,293,670	5,084,658
Loans held for sale	1,656,711	111,298	197,442	105,924	111,182
Loans	7,529,987	5,660,457	4,856,514	3,626,821	2,406,877
Purchased loans	5,075,281	2,588,832	861,595	1,069,191	909,083
Purchased loan pools	213,208	262,625	328,246	568,314	592,963
Investment securities	1,403,403	1,192,423	810,873	822,735	783,185
FDIC loss-share receivable, net of clawback	—	—	—	—	6,301
Total deposits	14,027,073	9,649,313	6,625,845	5,575,163	4,879,290
FDIC loss-share payable including clawback	19,642	19,487	8,803	6,313	—
Shareholders’ equity	2,469,582	1,456,347	804,479	646,437	514,759

Selected Average Balances:
Total assets	$14,621,185	$9,744,001	$7,330,974	$6,166,714	$4,804,245
Earning assets	13,128,229	8,861,205	6,759,509	5,598,077	4,320,948
Loans held for sale	667,078	140,273	113,657	97,995	87,952
Loans	6,865,526	5,415,757	4,188,378	2,777,505	2,161,726
Purchased loans	3,562,229	1,712,924	958,738	1,127,765	918,796
Purchased loan pools	239,223	297,850	496,844	619,440	201,689
Investment securities	1,400,440	1,036,822	861,189	842,886	731,165
Total deposits	11,702,441	7,862,988	5,845,430	5,200,241	4,126,885
Shareholders’ equity	1,970,780	1,178,275	770,296	613,435	492,242

Selected Income Statement Data:
Interest income	$636,394	$413,326	$294,347	$239,065	$190,393
Interest expense	131,228	69,934	34,222	19,694	14,856
Net interest income	505,166	343,392	260,125	219,371	175,537

Provision for loan losses	19,758	16,667	8,364	4,091	5,264
Noninterest income	198,113	118,412	104,457	105,801	85,586
Noninterest expense	471,937	293,647	231,936	215,835	199,115
Income before income taxes	211,584	151,490	124,282	105,246	56,744
Income tax expense	50,143	30,463	50,734	33,146	15,897
Net income	$161,441	$121,027	$73,548	$72,100	$40,847

	Year Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Per Share Data
Net income – basic	$2.76	$2.81	$2.00	$2.10	$1.29
Net income – diluted	2.75	2.80	1.98	2.08	1.27
Common book value	35.53	30.66	21.59	18.51	15.98
Tangible book value	20.81	18.83	17.86	14.42	12.65
Common dividends – cash	0.50	0.40	0.40	0.30	0.20

Profitability Ratios
Net income to average total assets	1.10%	1.24%	1.00%	1.17%	0.85%
Net income to average common shareholders’ equity	8.19	10.27	9.55	11.75	8.37
Net interest margin	3.88	3.92	3.95	3.99	4.12
Efficiency ratio	67.11	63.59	63.62	66.38	76.25

Loan Quality Ratios
Net charge-offs to average loans*	0.15%	0.27%	0.13%	0.11%	0.22%
Allowance for loan losses to total loans *	0.46	0.46	0.44	0.56	0.85
Nonperforming assets to total loans and OREO**	0.77	0.72	0.85	1.12	1.60

Liquidity Ratios
Loans to total deposits	91.38%	88.21%	91.25%	94.42%	80.11%
Average loans to average earnings assets	81.25	83.81	83.50	80.83	75.96
Noninterest-bearing deposits to total deposits	29.94	26.12	26.82	28.22	27.26

Capital Adequacy Ratios
Shareholders’ equity to total assets	13.54%	12.73%	10.24%	9.38%	9.21%
Common stock dividend payout ratio	18.12	14.23	20.00	14.29	15.50

* Excludes purchased non-covered and purchased loan pools.
** Excludes assets covered under FDIC loss share agreements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2019, the Company reported net income of $161.4 million, or $2.75 per diluted share, compared with $121.0 million, or $2.80 per diluted share, in 2018. The Company’s net income as a percentage of average assets for 2019 and 2018 was 1.10% and 1.24%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 8.19% and 10.27%, respectively. Reported net income for the year ended December 31, 2019 includes $73.1 million in merger and conversion charges, primarily related to the acquisition of Fidelity, compared with $20.5 million for 2018, primarily related to the acquisitions of Hamilton, Atlantic and USPF.

Highlights of the Company’s performance in 2019 include the following:
•Growth in adjusted net earnings1 of $76.7 million, representing a 52.5% increase over 2018
•Organic growth in loans of $751.8 million, or 9.2%, compared with $482.6 million, or 8.5%, in 2018
•Adjusted return on average assets1 of 1.52%, compared with 1.50% in 2018
•Adjusted return on average tangible common equity1 of 18.74%, compared with 19.18% in 2018
•Net interest margin of 3.88% during 2019, down 4 basis points from 2018 amid challenging interest rate environment
•Loan-to-deposit ratio at the end of 2019 of 91.4%, compared with 88.2% at the end of 2018
•Improvement in deposit mix with noninterest bearing deposits representing 29.9% of total deposits at the end of 2019
•Increase in total revenue of 52.3% to $703.3 million
•Annualized net charge-offs of 0.10% of average total loans and 0.15% of average non-purchased loans
•Continued management of nonperforming assets, approximately flat at 0.56% of total assets compared with 2018
______________________________________________________________________________________________________
1 A reconciliation of Non-GAAP financial measures can be found in following table.

Adjusted Net Income Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2019	2018
Net income available to common shareholders	$161,441	$121,027

Adjustment items:
Merger and conversion charges	73,105	20,499
Executive retirement benefits	—	8,424
Restructuring charge	245	983
Servicing right impairment	507	—
Expenses related to SEC and DOJ investigation	463	—
Financial impact of hurricanes	(39)	882
Gain on BOLI proceeds	(3,583)	—
Loss on sale of premises	6,021	1,033
Tax effect of adjustment items (Note 1)	(16,065)	(4,923)
After-tax adjustment items	60,654	26,898
Tax expense attributable to merger related compensation and acquired BOLI	849	—
Reduction in state tax expense accrued in prior year, net of federal tax impact	—	(1,717)
Adjusted net income	$222,944	$146,208

Average assets	$14,621,185	$9,744,001
Reported return on average assets	1.10%	1.24%
Adjusted return on average assets	1.52%	1.50%

Average common equity	$1,970,780	$1,178,275
Average tangible common equity	$1,189,493	$762,274
Reported return on average common equity	8.19%	10.27%
Adjusted return on average tangible common equity	18.74%	19.18%

Note 1: A portion of the merger and conversion charges for both periods and the 2018 executive retirement benefits are nondeductible for tax purposes.

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

Another factor that we have considered in the determination of the allowance for loan losses is loan concentrations to individual borrowers or industries. Based on total committed exposure at December 31, 2019, we had nine individual loans/lines of credit that exceeded our normal in-house credit limit of $40.0 million. Total exposure from these nine individual loans/lines of credit amounted to $600.6 million as of December 31, 2019. The largest total committed exposure for a single loan/line of credit at December 31, 2019 was $100.0 million, and we had one line of credit at this level extended to a client of our warehouse lending division. As of December 31, 2019, we had 14 relationships consisting of 52 loans/lines of credit that exceeded $40.0 million. Total exposure from these 14 relationships amounted to $874.0 million as of December 31, 2019. The largest total committed exposure for a single relationship at December 31, 2019 was $100.0 million, and we had one relationship at this level which is a client of our warehouse lending division as well. Additional disclosure concerning the Company’s largest loan relationships is provided in the “Balance Sheet Comparison” section below.

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

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for loan losses and gains on FDIC-

assisted transactions, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

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

Servicing Assets

We sell residential mortgage and SBA loans with servicing retained. We have also assumed servicing of loans sold with servicing retained, primarily indirect automobile loan pools, in prior acquisitions. When the contractual servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Management makes certain estimates and assumptions related to costs to service varying types of loans and pools of loans, the projected lives of loans and pools of loans sold, and discount factors used in calculating the present values of servicing fees projected to be received.

No less frequently than quarterly for mortgage servicing rights and semi-annually for all other servicing rights, management reviews the status of all loans and pools of loans sold with related capitalized servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these assets will result in reductions in their carrying values through a valuation allowance and a corresponding increase in operating expenses.

NET INCOME AND EARNINGS PER SHARE

The Company’s net income during 2019 was $161.4 million, or $2.75 per diluted share, compared with $121.0 million, or $2.80 per diluted share, in 2018, and $73.5 million, or $1.98 per diluted share, in 2017.

For the fourth quarter of 2019, the Company recorded net income of $61.2 million, or $0.88 per diluted share, compared with $43.5 million, or $0.91 per diluted share, for the quarter ended December 31, 2018, and $9.2 million, or $0.24 per diluted share, for the quarter ended December 31, 2017.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $13.13 billion in 2019, compared with approximately $8.86 billion in 2018. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

The following statistical information should be read in conjunction with the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate for 2019 and 2018 and a 35% federal tax rate for 2017.

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks and time deposits in other banks	$393,733	$8,815	2.24%	$257,579	$5,211	2.02%	$140,703	$1,725	1.23%
Investment securities	1,400,440	40,889	2.92	1,036,822	30,145	2.91	861,189	22,586	2.62
Loans held for sale	667,078	25,003	3.75	140,273	5,709	4.07	113,657	4,222	3.71
Loans	10,666,978	566,037	5.31	7,426,531	376,349	5.07	5,643,960	272,775	4.83
Total interest-earning assets	13,128,229	640,744	4.88	8,861,205	417,414	4.71	6,759,509	301,308	4.46
Noninterest-earning assets	1,492,956			882,796			571,465
Total assets	$14,621,185			$9,744,001			$7,330,974

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$5,641,123	$53,048	0.94%	$4,032,178	$26,594	0.66%	$3,172,234	$11,759	0.37%
Time deposits	2,696,533	49,485	1.84	1,666,639	22,460	1.35	1,002,697	8,118	0.81
Federal funds purchased and securities sold under agreements to repurchase	14,043	86	0.61	15,692	23	0.15	28,694	56	0.20
FHLB advances	483,735	10,044	2.08	421,891	8,153	1.93	496,541	5,174	1.04
Other borrowings	186,798	11,127	5.96	113,496	6,856	6.04	68,726	4,044	5.88
Subordinated deferrable interest debentures	110,129	7,438	6.75	87,444	5,848	6.69	84,878	5,071	5.97
Total interest-bearing liabilities	9,132,361	131,228	1.44	6,337,340	69,934	1.10	4,853,770	34,222	0.71
Noninterest-bearing demand deposits	3,364,785			2,164,171			1,670,499
Other liabilities	153,259			64,215			36,409
Shareholders' equity	1,970,780			1,178,275			770,296
Total liabilities and shareholders’ equity	$14,621,185			$9,744,001			$7,330,974
Interest rate spread			3.44%			3.61%			3.75%
Net interest income		$509,516			$347,480			$267,086
Net interest margin			3.88%			3.92%			3.95%

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

2019 compared with 2018. For the year ended December 31, 2019, interest income was $636.4 million, an increase of $223.1 million, or 54.0%, compared with the same period in 2018. Average earning assets increased $4.27 billion, or 48.2%, to $13.13 billion for the year ended December 31, 2019, compared with $8.86 billion for 2018. Yield on average earning assets on a taxable equivalent basis increased during 2019 to 4.88%, compared with 4.71% for the year ended December 31, 2018. Average yields on all interest-earning asset categories increased from 2018 to 2019 with the exception of loans held for sale, which experienced a decrease from 4.07% in 2018 to 3.75% in 2019.

Interest expense on deposits and other borrowings for the year ended December 31, 2019 was $131.2 million, an increase of $61.3 million, or 87.6%, compared with $69.9 million for the year ended December 31, 2018. During 2019 average interest-bearing liabilities were $9.13 billion as compared with $6.34 billion for 2018, an increase of $2.80 billion, or 44.1%. During 2019, average noninterest-bearing deposit accounts averaged $3.36 billion and comprised 28.8% of average total deposits, compared with $2.16 billion, or 27.5% of average total deposits, during 2018. Average balances of time deposits amounted to $2.70 billion and comprised 23.0% of average total deposits during 2019, compared with $1.67 billion, or 21.2% of average total deposits, during 2018.

On a taxable-equivalent basis, net interest income for 2019 was $509.5 million, compared with $347.5 million in 2018, an increase of $162.0 million, or 46.6%. The Company’s net interest margin, on a tax equivalent basis, decreased four basis points to 3.88% for the year ended December 31, 2019, compared with 3.92% for the year ended December 31, 2018. Accretion income for 2019 increased to $19.9 million, compared with $11.8 million for 2018.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2019 and 2018 are shown in the following table:

	2019 vs. 2018			2018 vs. 2017
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on federal funds sold, interest-bearing deposits in banks and time deposits in other banks	$3,604	$850	$2,754	$3,486	$2,053	$1,433
Interest on investment securities	10,744	172	10,572	7,559	2,953	4,606
Interest on loans held for sale	19,294	(2,147)	21,441	1,487	498	989
Interest and fees on loans	189,688	25,474	164,214	103,574	17,404	86,170
Total interest income	223,330	24,349	198,981	116,106	22,908	93,198
Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	26,454	15,842	10,612	14,835	11,647	3,188
Interest on time deposits	27,025	13,146	13,879	14,342	8,967	5,375
Interest on federal funds purchased and securities sold under agreements to repurchase	63	65	(2)	(33)	(8)	(25)
Interest on FHLB advances	1,891	696	1,195	2,979	3,757	(778)
Interest on other borrowings	4,271	(157)	4,428	2,812	178	2,634
Interest on trust preferred securities	1,590	73	1,517	777	624	153
Total interest expense	61,294	29,665	31,629	35,712	25,165	10,547
Net interest income	$162,036	$(5,316)	$167,352	$80,394	$(2,257)	$82,651
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

The Company’s provision for loan losses during 2019 amounted to $19.8 million, compared with $16.7 million for 2018 and $8.4 million for 2017. Net charge-offs in 2019 were 0.10% of average loans compared with 0.18% in 2018 and 0.12% in 2017. Net charge-offs in 2019 were 0.15% of average legacy loans, compared with 0.27% in 2018 and 0.13% in 2017. Of the $14.5 million in legacy loan net charge-offs recorded during 2018, approximately $7.2 million, or 49.5%, were charge-offs within the Premium Finance Division stemming from two purchased loan relationships. These two relationships were non-core general operating lines to insurance agencies and were not the traditional premium finance offerings that the Company primarily focuses on. Management notes that both agencies suffered unusual circumstances that precipitated their defaults. Excluding these unusual charge-offs, total net charge-offs for 2018 would have been 0.09% of average total loans and legacy net charge-offs in 2018 would have been 0.14% of average legacy loans. As of December 31, 2019, the remaining balance on those non-core loans totaled $6.8 million.

At December 31, 2019, non-performing assets amounted to $101.3 million, or 0.56% of total assets, compared with $63.0 million, or 0.55% of total assets, at December 31, 2018. Legacy non-performing assets totaled $39.5 million and $29.4 million at December 31, 2019 and 2018, respectively. Legacy other real estate was approximately $4.5 million as of December 31, 2019, reflecting a 37.7% decrease from the $7.2 million reported at December 31, 2018. Purchased other real estate was $15.0 million at December 31, 2019, reflecting a 57.3% increase from the $9.5 million at December 31, 2018.

The Company’s allowance for loan losses at December 31, 2019 was $38.2 million, or 0.30% of loans compared with $28.8 million, or 0.34%, and $25.8 million, or 0.43%, at December 31, 2018 and 2017, respectively. Excluding purchased loans and purchased loan pools, the Company’s allowance for loan losses at December 31, 2019 was $34.3 million, or 0.46% of loans, compared with $26.2 million, or 0.46%, and $21.5 million, or 0.44%, at December 31, 2018 and 2017, respectively. The Company experienced growth in all non-purchased loan segments in 2019 except consumer installment loans which decreased slightly. The allowance as a percentage of loans, excluding purchased loans and purchased loan pools, at December 31, 2019 remained stable compared with December 31, 2018, as increases in the loss rate on commercial, financial and agricultural loans and qualitative factors on residential real estate loans offset improvements in either qualitative factors or loss rates on other portfolios. A significant portion of the Company’s loan growth during 2019 consisted of commercial real estate, residential mortgage loans and funded balances on residential mortgage warehouse lines of credit, each of which the Company has experienced low rates of loss.

Noninterest Income

Following is a comparison of noninterest income for 2019, 2018 and 2017.

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Service charges on deposit accounts	$50,792	$46,128	$42,054
Mortgage banking activities	119,409	53,654	48,535
Other service charges, commissions and fees	3,913	3,059	2,883
Net gain (loss) on securities	138	(37)	37
Gain on sale of SBA loans	6,058	2,728	4,590
Other noninterest income	17,803	12,880	6,358
	$198,113	$118,412	$104,457

2019 compared with 2018. Total noninterest income in 2019 was $198.1 million, compared with $118.4 million in 2018, reflecting an increase of 67.3%, or $79.7 million.

Service charges on deposit accounts increased by $4.7 million, or 10.1%, to $50.8 million during 2019 compared with 2018. This increase was primarily attributable to the Fidelity acquisition which closed on July 1, 2019 and the full year impact of the Atlantic and Hamilton acquisitions which both closed during the second quarter of 2018. Maintenance service charges on deposits and non-sufficient funds/overdraft charges both increased during 2019 while interchange income decreased slightly due to the impact of the Durbin Amendment beginning in the third quarter of 2019.

Other service charges, commission and fees increased by $854,000 to $3.9 million during 2019, an increase of 27.9% compared with 2018 due primarily to an increase in ATM fees.

Income from mortgage banking activities increased $65.8 million, or 122.6%, to $119.4 million during 2019 compared with 2018. This increase was a result of both the Fidelity acquisition and additional growth from the low interest rate environment during the second half of 2019. Total production in the retail mortgage division increased to $4.3 billion for 2019, compared with $1.8 billion for 2018, while gain on sale spreads decreased in 2019 to 2.75% from 2.92% in 2018. The decrease in gain on sale spread is primarily related to a shift in product mix and transition of the Fidelity pricing model through conversion. Noninterest income from the Company's warehouse lending division was approximately flat at $2.0 million for 2019 compared with 2018.

Gain on sale of SBA loans increased by $3.3 million, or 122.1%, to $6.1 million during 2019 compared with 2018, reflecting an 118.1% increase in SBA loans sold during 2019 compared with 2018.

Other noninterest income increased by $4.9 million, or 38.2%, to $17.8 million during 2019 compared with 2018. This increase was primarily due to a $2.5 million increase in loan servicing income and a $3.6 million gain on BOLI proceeds due to the unfortunate death of a former officer of Fidelity. Additionally, check order fees, merchant fee income, trust services activities income and income from bank owned life insurance were higher in 2019. These increases were partially offset by $4.5 million in other income recorded during 2018 to reflect a decrease in the USPF acquisition contingent consideration expected to be paid.

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

Other service charges, commission and fees increased by $176,000 to $3.1 million during 2018, an increase of 6.1% compared with 2017 due to an increase in ATM fees.

Income from mortgage banking activities increased $5.1 million, or 10.5%, to $53.7 million during 2018 compared with 2017. Retail mortgage revenues increased $11.2 million, or 18.5%, during 2018, from $60.5 million for 2017 to $71.7 million for 2018. Net income for the Company’s retail mortgage division grew 35.9% during 2018 to $16.5 million. Revenues from the Company’s warehouse lending division increased $3.5 million, or 45.9%, during the year, from $7.6 million for 2017 to $11.1 million for 2018. Net income for the warehouse lending division increased $3.7 million, or 86.8%, during 2018, from $4.3 million for 2017 to $8.1 million for 2018.

Gain on sale of SBA loans decreased by $1.9 million, or 40.6%, to $2.7 million during 2018 compared with 2017, reflecting a 33.2% reduction in SBA loans sold during 2018 compared with 2017.

Other noninterest income increased by $6.5 million, or 102.6%, to $12.8 million during 2018 compared with 2017. This increase was primarily due to $4.5 million in other income recorded to reflect a decrease in the USPF acquisition contingent consideration expected to be paid. Additionally, loan servicing fee income, check order fees, merchant fee income, and income from bank owned life insurance were higher in 2018.

Noninterest Expense

Following is a comparison of noninterest expense for 2019, 2018 and 2017.

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Salaries and employee benefits	$223,938	$149,132	$119,783
Occupancy and equipment	40,596	29,131	24,069
Advertising and marketing	7,927	5,571	5,131
Amortization of intangible assets	17,713	9,512	3,932
Data processing and communications expenses	38,513	30,385	27,869
Legal and other professional fees	10,634	6,386	15,355
Credit resolution-related expenses	4,082	4,016	3,493
Merger and conversion charges	73,105	20,499	915
FDIC insurance	1,945	3,408	3,078
Other noninterest expenses	53,484	35,607	28,311
	$471,937	$293,647	$231,936

2019 compared with 2018. Total noninterest expense increased $178.3 million, or 60.7%, in 2019 to $471.9 million from $293.6 million in 2018. Total noninterest expense for 2019 include approximately $73.1 million in merger-related charges, $6.0 million in losses on sale of bank premises, $245,000 in restructuring charges, ($39,000) in financial impact of hurricanes charges, and $463,000 in expenses related to the previously announced SEC and DOJ investigation. Total noninterest expense for 2018 includes approximately $20.5 million in merger-related charges, $8.4 million in executive retirement benefits, $983,000 in restructuring charges, $882,000 in financial impact of hurricanes and $1.0 million in losses on sale of bank premises. Excluding these amounts, expenses in 2019 increased by $130.3 million, or 49.8%, compared with 2018 levels.

Salaries and benefits increased $74.8 million, or 50.2%, from $149.1 million in 2018 to $223.9 million in 2019. This increase was primarily attributable to staff additions resulting from the Fidelity acquisition which closed at the beginning of the third quarter of 2019 and an increase in variable pay resulting from increased production levels in our retail mortgage division. Full time equivalent employees increased from 1,804 at December 31, 2018 to 2,722 at December 31, 2019.

Occupancy costs increased $11.5 million, or 39.4%, from $29.1 million in 2018 to $40.6 million in 2019 due primarily to 62 branch locations being added during 2019 as a result of the Fidelity acquisition, partially offset by branch closures related to previously announced branch consolidations.

Amortization of intangible assets increased $8.2 million, or 86.2%, to $17.7 million for 2019 compared with $9.5 million for 2018 due to additional amortization of intangible assets recorded as part of the USPF, Atlantic, Hamilton and Fidelity acquisitions.

Data processing and telecommunications expenses increased $8.1 million, or 26.8%, to $38.5 million for 2019 compared with $30.4 million for 2018. This increase reflects increased core banking system charges due to an increase in the number of accounts being processed by our core banking system as a result of the Atlantic, Hamilton and Fidelity acquisitions and a $1.4 million refund recorded in the second quarter of 2018 related to overcharges on prior billings from a data processing vendor.

Other professional fees increased $4.2 million, or 66.5%, from $6.4 million in 2018 to $10.6 million in 2019, primarily due to consulting fees related to implementation of a new support system and an increase in mortgage consulting related to increases in production volume.

Merger and conversion charges were $73.1 million in 2019, an increase of $52.6 million, or 256.6%, compared with $20.5 million recorded for 2018. Merger and conversion charges in 2019 primarily related to the acquisition of Fidelity while those in 2018 were primarily related to the acquisitions of USPF, Atlantic and Hamilton during 2018, as well as the conversion of both Atlantic and Hamilton to our core system during 2018.

Other noninterest expense increased $17.9 million, or 50.2%, to $53.5 million in 2019 from $35.6 million in 2018, resulting primarily from increases in loss on sale of bank premises, ATM expenses, loan servicing expense, and deposit account charge-offs, partially offset by a decrease in hurricane related expenses and debit card charge-offs. Also contributing to the increase was an increase in variable expenses related to our elevated mortgage production.

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

Salaries and benefits increased $29.3 million, or 24.5%, from $119.8 million in 2017 to $149.1 million in 2018. This increase was attributable to $8.4 million in expense related to executive retirement benefits coupled with higher incentive pay, increased share-based compensation expense and increased investment in the Company's BSA function, as well as staff additions resulting from the Atlantic acquisition and the Hamilton acquisition both of which closed during the second quarter of 2018. Full time equivalent employees increased from 1,460 at December 31, 2017 to 1,804 at December 31, 2018.

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

Merger and conversion charges of $20.5 million in 2018 reflect an increase of $19.6 million, compared with $915,000 recorded in 2017. Merger and conversion charges were elevated in 2018 due to the acquisitions of USPF, Atlantic and Hamilton during 2018, as well as the conversion of both Atlantic and Hamilton to our core system during 2018.

Other noninterest expense increased $7.3 million, or 25.8%, to $35.6 million in 2018 from $28.3 million in 2017, resulting primarily from increases in loan servicing expense, debit card charge-offs, natural disaster expenses related to Hurricane Michael, and servicing asset amortization expense, partially offset by a decrease in loan expense.

Income Taxes

Income tax expense is influenced by statutory federal and state tax rates, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2019, the Company recorded income tax expense of approximately $50.1 million, compared with $30.5 million recorded in 2018 and $50.7 million recorded in 2017. The Company’s effective tax rate was 23.7%, 20.1% and 40.8% for the years ended December 31, 2019, 2018 and 2017, respectively. Income tax expense for the year ended December 31, 2017 includes a charge of approximately $13.6 million to income tax expense attributable to the remeasurement of the Company's deferred tax assets and deferred tax liabilities due to federal tax legislation that reduced the Company's future federal corporate tax rate. Excluding this remeasurement charge, income tax expense for the year ended December 31, 2017 would have been $37.1 million and the Company's effective tax rate would have been approximately 29.9%.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2019, approximately 72.1% of our legacy loan portfolio was secured by real estate, compared with 68.7% at December 31, 2018 and 65.2% at December 31, 2017.

The amount of loans outstanding, excluding purchased loans, at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial, financial and agricultural	$1,646,438	$1,316,359	$1,362,508	$967,138	$449,623
Real estate – construction and development	1,083,564	671,198	624,595	363,045	244,693
Real estate – commercial and farmland	2,447,834	1,814,529	1,535,439	1,406,219	1,104,991
Real estate – residential	1,901,352	1,403,000	1,009,461	781,018	570,430
Consumer installment	450,799	455,371	324,511	109,401	37,140
Loans, net of unearned income	$7,529,987	$5,660,457	$4,856,514	$3,626,821	$2,406,877

The following table summarizes the various loan types comprising the "Commercial, financial and agricultural" loan category displayed in the preceding table.

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Municipal loans	$486,178	$510,600	$522,880	$385,697	$239,151
Premium finance loans	654,669	410,381	482,536	353,858	—
Other commercial, financial and agricultural loans	505,591	395,378	357,092	227,583	210,472
	$1,646,438	$1,316,359	$1,362,508	$967,138	$449,623

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $40.0 million, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2019 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial, financial and agricultural	$126,109	2.70%	138	7.28%	—%
Real estate – construction and development	467,363	4.75%	36	—	—%
Real estate – commercial and farmland	141,331	4.29%	36	—	—%
Real estate – residential	10,000	5.25%	24	—	—%
Mortgage warehouse and mortgage servicing rights lines of credit	544,589	4.33%	3	—	—%
Total	$1,289,392	4.19%	37	0.71%	—%

Total legacy loans, excluding purchased loans, as of December 31, 2019, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Commercial, financial and agricultural	$728,795	$383,691	$533,952	$1,646,438
Real estate – construction and development	343,980	492,361	247,223	1,083,564
Real estate – commercial and farmland	243,844	1,124,192	1,079,798	2,447,834
Real estate – residential	585,333	158,122	1,157,897	1,901,352
Consumer installment	2,230	123,982	324,587	450,799
	$1,904,182	$2,282,348	$3,343,457	$7,529,987

Purchased Assets

Purchased loans are defined as loans that are acquired in bank acquisitions including those acquisitions covered by the loss-sharing agreements with the FDIC. Purchased loans totaled $5.08 billion and $2.59 billion at December 31, 2019 and 2018, respectively. Purchased OREO is defined as OREO that was acquired in bank acquisitions including those acquisitions covered by the loss-sharing agreements with the FDIC. Purchased OREO totaled $15.0 million and $9.5 million at December 31, 2019 and 2018, respectively.

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

The amount of purchased loans outstanding, at the indicated dates, is shown in the following table according to type of loan.

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial, financial and agricultural	$384,273	$372,686	$74,378	$96,537	$51,008
Real estate – construction and development	465,497	227,900	65,513	81,368	79,692
Real estate – commercial and farmland	1,905,205	1,337,859	468,246	576,355	461,981
Real estate – residential	1,220,271	623,199	250,539	310,277	311,191
Consumer installment	1,100,035	27,188	2,919	4,654	5,211
Total purchased non-covered loans	$5,075,281	$2,588,832	$861,595	$1,069,191	$909,083

Purchased loans as of December 31, 2019, are shown below according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Purchased loans	$702,900	$2,163,165	$2,209,216	$5,075,281
Purchased loan pools	—	23,772	189,436	213,208
Total purchased loans	$702,900	$2,186,937	$2,398,652	$5,288,489

Total loans (legacy loans, purchased loans and purchased loan pools) which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2019
Predetermined interest rates	$6,939,752
Floating or adjustable interest rates	3,271,642
$10,211,394

Purchased Loan Pools

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2019, purchased loan pools totaled $213.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $212.4 million and $811,000 of remaining purchase premium paid at acquisition. As of December 31, 2018, purchased loan pools totaled $262.6 million with principal balances totaling $260.5 million and $2.1 million of remaining purchase premium paid at acquisition. As of December 31, 2017, purchased loan pools totaled $328.2 million with principal balances totaling $324.4 million and $3.8 million of remaining purchase premium paid at acquisition. As of December 31, 2016, purchased loan pools totaled $568.3 million with principal balances totaling $559.4 million and $8.9 million of remaining purchase premium paid at acquisition. As of December 31, 2015, purchased loan pools totaled $593.0 million with principal balances totaling $580.7 million and $12.3 million of remaining purchase premium paid at acquisition. At December 31, 2019, 2018, 2017, 2016, and 2015 the Company has allocated approximately $624,000, $732,000, $1.1 million, $1.8 million and $581,000, respectively, of the allowance for loan losses to the purchased loan pools.

Assets Covered by Loss-Sharing Agreements with the FDIC

Included in purchased loans above are loans that were acquired in FDIC-assisted transactions that are covered by the loss-sharing agreements with the FDIC (“covered loans”) totaling $30.3 million and $38.1 million at December 31, 2019 and 2018, respectively. OREO that is covered by the loss-sharing agreements with the FDIC totaled $36,000 and $424,000 at December 31, 2019 and 2018, respectively. The loss-sharing agreements are subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The net FDIC loss-share payable reported at December 31, 2019 was $19.6 million which includes the clawback liability of $20.4 million the Bank expects to pay to the FDIC. The net FDIC loss-share payable reported at December 31, 2018 was $19.5 million which includes the clawback liability of $19.5 million the Bank expects to pay to the FDIC.

Covered loans are shown below according to loan type as of the end of the years shown (in thousands).

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial, financial and agricultural	$15	$577	$140	$794	$5,546
Real estate – construction and development	140	730	195	2,992	7,612
Real estate – commercial and farmland	28	74	107	12,917	71,226
Real estate – residential	29,937	36,618	29,604	41,389	53,038
Consumer installment	204	97	107	68	107
Total covered loans	$30,324	$38,096	$30,153	$58,160	$137,529

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

We have developed a methodology for determining the adequacy of the allowance for loan losses which is monitored by the Company’s Chief Credit Officer. Procedures provide for the assignment of a risk rating for every loan included in the total loan portfolio. Commercial insurance premium loans, overdraft protection loans and certain mortgage loans and consumer loans serviced by outside processors are treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percent factor to be applied to the loan balance to determine the adequate amount of allowance. Relationships in excess of $2.0 million require an annual review and are generally performed by someone independent of the loan officer. Those reviews are approved by Regional Credit Officers and are often reviewed by independent third parties, such as auditors, regulators or loan review. As a result of these loan reviews, certain loans may be assigned specific allowance allocations. Other loans that surface as problem loans may also be assigned specific allowance allocations. Assigned risk ratings can be adjusted based on the number of days past due. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed regularly by the independent internal loan review department.

Generally, the primary contributor to the allowance for loan losses methodology is historical losses by loan type.  The Company’s look-back period for historical losses is 16 quarters.  Current period losses are lower than those incurred four years ago, which has reduced the need in the allowance for loan losses, as a percentage of loans, at December 31, 2019, as compared with prior periods. The Company’s qualitative factors currently utilized in determining the allowance for loan losses are generally lower than those at December 31, 2018, with limited increases in certain segments primarily driven by portfolio growth rates. Additionally, a significant portion of the Company's loan growth during 2019 consisted of residential mortgage loans, funded balances on residential mortgage warehouse lines of credit and commercial real estate loans, each of which the Company has experienced low levels of loss. The growth in lower-risk loans during 2019, combined with the improved historical loss rates and qualitative factors on certain portfolios, are the primary reasons the allowance for loan losses as a percentage of loans, excluding purchased loans and purchased loan pools, remained stable at 0.46% at December 31, 2018 and December 31, 2019.

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial, financial, and agricultural	$6,927	18%	$4,287	15%	$3,631	14%	$2,192	9%	$1,144	5%
Real estate construction & development	5,859	15	3,734	13	3,629	14	2,990	13	5,009	24
Real estate – commercial and farmland	9,104	24	8,975	31	7,501	29	7,662	32	7,994	38
Total Commercial	21,890	57	16,996	59	14,761	57	12,844	54	14,147	67
Real estate - residential	8,606	23	5,363	19	4,786	19	6,786	28	4,760	23
Consumer installment and Other	3,784	10	3,795	13	1,916	7	827	3	1,574	7
Total excluding purchased loans and purchased loan pools	34,280	90	26,154	91	21,463	83	20,457	86	20,481	97
Purchased loans	3,285	9	1,933	7	3,253	13	1,626	7	—	—
Purchased loan pools	624	2	732	3	1,075	4	1,837	8	581	3
Total	$38,189	100%	$28,819	100%	$25,791	100%	$23,920	100%	$21,062	100%

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance of allowance for loan losses at beginning of period	$28,819	$25,791	$23,920	$21,062	$21,157
Provision charged to operating expense	19,758	16,667	8,364	4,091	5,264
Charge-offs:
Commercial, financial and agricultural	7,131	13,803	2,850	1,999	1,438
Real estate – construction and development	321	292	95	588	622
Real estate – commercial and farmland	1,430	338	853	708	2,367
Real estate - residential	160	771	2,151	1,122	1,587
Consumer installment	5,695	4,189	1,618	351	410
Purchased loans	5,051	1,738	2,900	1,559	2,709
Purchased loan pools	—	—	—	—	—
Total charge-offs	19,788	21,131	10,467	6,327	9,133
Recoveries:
Commercial, financial and agricultural	3,072	3,769	1,270	400	651
Real estate – construction and development	25	120	246	490	323
Real estate – commercial and farmland	113	176	184	269	317
Real estate - residential	295	346	237	391	151
Consumer installment	910	499	116	127	137
Purchased loans	4,985	2,582	1,921	3,417	2,195
Purchased loan pools	—	—	—	—	—
Total recoveries	9,400	7,492	3,974	5,094	3,774
Net charge-offs	10,388	13,639	6,493	1,233	5,359
Balance of allowance for loan losses at end of period	$38,189	$28,819	$25,791	$23,920	$21,062

The following table provides an analysis of the allowance for loan losses and net charge-offs for legacy loans, purchased loans, purchased loan pools and total loans held for investment.

(dollars in thousands)	Legacy Loans	Purchased Loans	Purchased Loan Pools	Total
December 31, 2019
Allowance for loan losses at end of period	$34,280	$3,285	$624	$38,189
Net charge-offs (recoveries) for the period	10,322	66	—	10,388
Loan balances:
End of period	7,529,987	5,075,281	213,208	12,818,476
Average for the period	6,865,526	3,562,229	239,223	10,666,978
Net charge-offs as a percentage of average loans	0.15%	0.00%	0.00%	0.10%
Allowance for loan losses as a percentage of end of period loans	0.46%	0.06%	0.29%	0.30%

December 31, 2018
Allowance for loan losses at end of period	$26,154	$1,933	$732	$28,819
Net charge-offs (recoveries) for the period	14,483	(844)	—	13,639
Loan balances:
End of period	5,660,457	2,588,832	262,625	8,511,914
Average for the period	5,415,757	1,712,924	297,850	7,426,531
Net charge-offs as a percentage of average loans	0.27%	(0.05)%	0.00%	0.18%
Allowance for loan losses as a percentage of end of period loans	0.46%	0.07%	0.28%	0.34%

December 31, 2017
Allowance for loan losses at end of period	$21,463	$3,253	$1,075	$25,791
Net charge-offs (recoveries) for the period	5,514	979	—	6,493
Loan balances:
End of period	4,856,514	861,595	328,246	6,046,355
Average for the period	4,188,378	958,738	496,844	5,643,960
Net charge-offs as a percentage of average loans	0.13%	0.10%	0.00%	0.12%
Allowance for loan losses as a percentage of end of period loans	0.44%	0.38%	0.33%	0.43%

December 31, 2016
Allowance for loan losses at end of period	$20,457	$1,626	$1,837	$23,920
Net charge-offs (recoveries) for the period	3,091	(1,858)	—	1,233
Loan balances:
End of period	3,626,821	1,069,191	568,314	5,264,326
Average for the period	2,777,505	1,127,765	619,440	4,524,710
Net charge-offs as a percentage of average loans	0.11%	(0.16)%	0.00%	0.03%
Allowance for loan losses as a percentage of end of period loans	0.56%	0.15%	0.32%	0.45%

December 31, 2015
Allowance for loan losses at end of period	$20,481	$—	$581	$21,062
Net charge-offs (recoveries) for the period	4,845	514	—	5,359
Loan balances:
End of period	2,406,877	909,083	592,963	3,908,923
Average for the period	2,161,726	918,796	201,689	3,282,211
Net charge-offs as a percentage of average loans	0.22%	0.06%	0.00%	0.16%
Allowance for loan losses as a percentage of end of period loans	0.85%	0.00%	0.10%	0.54%

At December 31, 2019, the allowance for loan losses allocated to legacy loans totaled $34.3 million, or 0.46% of legacy loans, compared with $26.2 million, or 0.46% of legacy loans, at December 31, 2018. The decrease in the allowance for loan losses as a percentage of legacy loans over the past several years reflects the change in credit risk of our portfolio, both from the mix of loan and collateral types, as well as the overall improvement in credit quality of the loan portfolio. Our legacy nonaccrual loans increased from $18.0 million at December 31, 2018 to $29.3 million at December 31, 2019. Legacy nonaccrual loans as a percentage of legacy loans increased from 0.32% at December 31, 2018 to 0.39% at December 31, 2019. For the year ended December 31, 2019, our legacy net charge off ratio as a percentage of average legacy loans decreased to 0.15%, compared with 0.27% for the year ended December 31, 2018. For the year ended December 31, 2019, the Company recorded legacy net charge-offs totaling $10.3 million, compared with $14.5 million for the year ended December 31, 2018.

The provision for loan losses for the year ended December 31, 2019 increased to $19.8 million, compared with $16.7 million for the year ended December 31, 2018. As of December 31, 2019 our ratio of nonperforming assets to total assets had increased slightly to 0.56% from 0.55% at December 31, 2018.

The balance of the allowance for loan losses allocated to loans collectively evaluated for impairment increased 30.1%, or $7.2 million, during the year ended December 31, 2019, while the balance of loans collectively evaluated for impairment increased 50.6%, or $4.23 billion, during the same period, reflecting the acquisition of Fidelity and organic loan growth. For legacy loans, increases in the loss rate on commercial, financial and agricultural loans and qualitative factors on residential real estate loans offset improvements in either qualitative factors or loss rates on other portfolios. A significant portion of the legacy loan growth during 2019 was concentrated in commercial real estate, residential mortgage loans and funded balances on residential mortgage warehouse lines of credit, each of which the Company has experienced low rates of loss on. We consider a four year loss rate on all loan categories and our charge off ratio has been steadily declining over that period. We have adjusted the qualitative factors to account for the inherent risks in the portfolio that are not captured in the historical loss rates, such as commodity prices for agriculture products, growth rates of certain loan types and other factors management deems appropriate. As a percentage of all loans collectively evaluated for impairment, the allowance allocated to those loans decreased three basis points, from 0.28% at December 31, 2018 to 0.25% at December 31, 2019. The largest increase in allowance allocated to loans collectively evaluated for impairment as a percentage of the related loans was noted in legacy residential real estate and commercial, financial, and agricultural loan categories. The allowance allocated to residential real estate loans evaluated collectively for impairment increased from 0.32% at December 31, 2018 to 0.36% at December 31, 2019 reflecting the elevated growth rate for this loan category. The allowance allocated to commercial, financial and agricultural loans evaluated collectively for impairment increased from 0.28% at December 31, 2018 to 0.32% at December 31, 2019 due to an increase in historical net chargeoffs for this loan category.

The balance of the allowance for loan losses allocated to loans individually evaluated for impairment increased 44.3%, or $2.2 million, during the year ended December 31, 2019, while the balance of loans individually evaluated for impairment increased 53.0%, or $28.6 million during the same period. The increase in the allowance for loan losses allocated to loans individually evaluated for impairment was primarily attributable to purchased loans. The increase in the balance of loans individually evaluated for impairment was primarily attributable to purchased loans and a small number of residential real estate and commercial, financial and agricultural loans.
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

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans, excluding purchased loans
Commercial, financial and agricultural	$3,914	$1,412	$1,306	$1,814	$1,302
Real estate – construction and development	1,145	892	554	547	1,812
Real estate – commercial and farmland	4,232	4,654	2,665	8,757	7,019
Real estate – residential	19,557	10,465	9,194	6,401	6,278
Consumer installment	443	529	483	595	449
Total	$29,291	$17,952	$14,202	$18,114	$16,860
Loans contractually past due 90 days or more as to interest or principal payments and still accruing, excluding purchased loans	$5,733	$4,222	$5,991	$—	$1

The following table presents an analysis of purchased loans accounted for on a non-accrual basis and loans contractually past due 90 days or more as to interest or principal payments and still accruing.

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Purchased non-accrual loans
Commercial, financial & agricultural	$5,933	$1,199	$813	$692	$3,867
Real estate – construction and development	842	6,119	3,139	2,611	2,807
Real estate – commercial and farmland	19,565	5,534	5,685	10,174	9,954
Real estate – residential	16,560	10,769	5,743	9,476	9,831
Consumer installment	2,123	486	48	13	109
Total	$45,023	$24,107	$15,428	$22,966	$26,568
Purchased loans contractually past due 90 days or more as to interest or principal payments and still accruing	$21	$—	$—	$—	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2019 and 2018, the Company had a balance of $14.1 million and $11.1 million, respectively, in troubled debt restructurings, excluding purchased loans. The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and non-accrual at December 31, 2019 and 2018.

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$642	14	$312
Real estate – construction and development	2	64	1	1
Real estate – commercial and farmland	12	2,740	2	359
Real estate – residential	83	8,192	21	1,751
Consumer installment	4	8	21	59
Total	106	$11,646	59	$2,482

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2019 and 2018.

As of December 31, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$115	10	$839
Real estate – construction and development	1	2	2	63
Real estate – commercial and farmland	3	1,034	11	2,064
Real estate – residential	24	1,959	80	7,985
Consumer installment	11	40	14	27
Total	48	$3,150	117	$10,978

As of December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$282	9	$112
Real estate – construction and development	5	147	1	—
Real estate – commercial and farmland	14	3,043	1	246
Real estate – residential	65	5,756	26	1,406
Consumer installment	18	36	12	49
Total	112	$9,264	49	$1,813

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2019 and 2018.

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	—	$—
Forbearance of interest	11	1,429	5	715
Forgiveness of principal	—	—	1	666
Forbearance of principal	19	3,725	4	44
Rate reduction only	10	887	2	88
Rate reduction, maturity extension	—	—	2	15
Rate reduction, forbearance of interest	24	1,986	11	522
Rate reduction, forbearance of principal	13	1,554	27	120
Rate reduction, forgiveness of interest	29	2,065	6	311
Rate reduction, forgiveness of principal	—	—	1	1
Total	106	$11,646	59	$2,482

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	—	$—	1	$55
Forbearance of interest	9	1,361	5	509
Forgiveness of principal	1	686	—	—
Forbearance of principal	6	360	4	75
Rate reduction only	11	1,155	1	56
Rate reduction, maturity extension	—	—	3	25
Rate reduction, forbearance of interest	27	2,149	13	618
Rate reduction, forbearance of principal	15	1,384	29	150
Rate reduction, forgiveness of interest	30	2,228	5	264
Rate reduction, forgiveness of principal	—	—	1	2
Total	99	$9,323	62	$1,754

The following table presents the amount of troubled debt restructurings, excluding purchased loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2019 and 2018.

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$244	1	$119
Raw land	3	114	2	120
Hotel and motel	1	224	1	241
Office	1	155	—	—
Retail, including strip centers	6	2,067	—	—
1-4 family residential	84	8,218	20	1,631
Automobile/equipment/CD	7	468	33	356
Livestock	—	—	1	14
Unsecured	1	156	1	1
Total	106	$11,646	59	$2,482

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$544	1	$137
Raw land	7	435	1	2
Hotel and motel	1	260	1	246
Office	1	161	—	—
Retail, including strip centers	6	1,980	—	—
1-4 family residential	71	5,835	21	1,161
Automobile/equipment/CD	8	108	36	188
Livestock	—	—	1	18
Unsecured	—	—	1	2
Total	99	$9,323	62	$1,754

As of December 31, 2019 and 2018, the Company had a balance of $21.1 million and $22.2 million, respectively, in troubled debt restructurings included in purchased loans. The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and non-accrual at December 31, 2019 and 2018.

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$30	3	$23
Real estate – construction and development	4	872	2	252
Real estate – commercial and farmland	9	3,992	6	1,712
Real estate – residential	114	13,069	19	1,106
Consumer installment	—	—	6	48
Total	128	$17,963	36	$3,141

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2019 and 2018.

As of December 31, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$6	2	$47
Real estate – construction and development	—	—	6	1,124
Real estate – commercial and farmland	4	1,332	11	4,372
Real estate – residential	31	2,495	102	11,680
Consumer installment	2	18	4	30
Total	39	$3,851	125	$17,253

As of December 31, 2018	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$63	—	$—
Real estate – construction and development	8	1,305	1	3
Real estate – commercial and farmland	17	7,576	2	271
Real estate – residential	106	10,040	33	2,916
Consumer installment	3	14	1	3
Total	138	$18,998	37	$3,193

The following table presents the amount of troubled debt restructurings included in purchased loans, by types of concessions made, classified separately as accrual and non-accrual at December 31, 2019 and 2018.

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$432	9	$1,277
Forbearance of principal	8	2,569	6	560
Forbearance of principal, extended amortization	—	—	1	226
Rate reduction only	62	9,000	5	451
Rate reduction, forbearance of interest	25	2,264	8	271
Rate reduction, forbearance of principal	6	1,713	3	144
Rate reduction, forgiveness of interest	22	1,985	4	212
Total	128	$17,963	36	$3,141

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	5	$224	10	$1,751
Forbearance of principal	6	2,368	3	226
Forbearance of principal, extended amortization	—	—	1	258
Rate reduction only	73	10,911	6	285
Rate reduction, forbearance of interest	24	2,304	14	356
Rate reduction, forbearance of principal	8	1,635	6	368
Rate reduction, forgiveness of interest	16	1,298	3	207
Total	132	$18,740	43	$3,451

The following table presents the amount of troubled debt restructurings included in purchased loans, by collateral types, classified separately as accrual and non-accrual at December 31, 2019 and 2018.

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	1	$23	1	$323
Raw land	2	755	3	612
Hotel and motel	1	140	—	—
Office	2	376	1	342
Retail, including strip centers	5	3,453	—	—
1-4 family residential	116	13,186	20	1,601
Church	—	—	1	183
Automobile/equipment/CD	1	30	10	80
Total	128	$17,963	36	$3,141

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$356	—	$—
Raw land	2	873	6	718
Hotel and motel	1	145	—	—
Office	2	419	2	457
Retail, including strip centers	5	3,882	—	—
1-4 family residential	118	11,837	26	2,009
Church	1	1,197	1	201
Automobile/equipment/CD	1	31	8	65
Total	132	$18,740	43	$3,450

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 39.7% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan category with the longest maturity, are usually made with fifteen to thirty year maturities, but a portion is at a variable interest rate with an adjustment between origination date and maturity date.

In July 2017, the Financial Conduct Authority, which is the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company has material contracts that are indexed to LIBOR, which include certain financial instruments within investment securities, loans, other borrowings, subordinated deferrable interest debentures and derivative financial instruments. Company management is monitoring this development in the financial markets and is evaluating the related risks. The Company has established a working committee with representatives from relevant functional areas to inventory the contracts and accounts that are tied to LIBOR and develop a transition plan for the affected items.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2019, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2019
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$375,615	$—	$—	$—	$375,615
Time deposits in other banks	—	—	249	—	249
Investment securities	69,563	25,341	112,169	1,263,249	1,470,322
Loans held for sale	1,656,711	—	—	—	1,656,711
Loans	2,043,566	797,315	2,164,497	2,524,609	7,529,987
Purchased loans	1,184,571	303,506	2,235,545	1,351,659	5,075,281
Purchased loan pools	3,768	20,908	153,650	34,882	213,208
	5,333,794	1,147,070	4,666,110	5,174,399	16,321,373

Interest-bearing liabilities:
Interest-bearing demand deposits	2,366,109	—	—	—	2,366,109
Money market deposit accounts	3,952,246	—	—	—	3,952,246
Savings	641,897	—	—	—	641,897
Time deposits	653,761	1,663,954	547,601	2,057	2,867,373
Federal funds purchased and securities sold under agreements to repurchase	20,635	—	—	—	20,635
FHLB advances	1,125,000	—	—	4,119	1,129,119
Other borrowings	—	—	193,244	76,346	269,590
Trust preferred securities	90,446	37,114	—	—	127,560
	8,850,094	1,701,068	740,845	82,522	11,374,529

Interest rate sensitivity gap	$(3,516,300)	$(553,998)	$3,925,265	$5,091,877	$4,946,844

Cumulative interest rate sensitivity gap	$(3,516,300)	$(4,070,298)	$(145,033)	$4,946,844

Interest rate sensitivity gap ratio	0.60	0.67	6.30	62.70

Cumulative interest rate sensitivity gap ratio	0.60	0.61	0.99	1.43

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2019	2018	2017
U.S. government sponsored agencies	$22,362	$—	$—
State, county and municipal securities	105,260	150,733	137,794
Corporate debt securities	52,999	67,314	47,143
SBA pool securities	73,912	77,804	90,582
Mortgage-backed securities	1,148,870	896,572	535,354
	$1,403,403	$1,192,423	$810,873

The amounts of securities available for sale in each category as of December 31, 2019 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield (1)
One year or less	$5,004	2.12%	$24,294	3.29%	$—	—%
After one year through five years	16,270	1.92%	29,206	3.40%	14,713	2.80%
After five years through ten years	1,088	2.16%	27,982	3.52%	36,312	5.40%
After ten years	—	—%	23,778	3.41%	1,974	5.65%
	$22,362	1.97%	$105,260	3.41%	$52,999	4.68%

	SBA Pool Securities		Mortgage-backed Securities
	Amount	Yield (1)	Amount	Yield (1)
One year or less	$—	—%	$187	3.04%
After one year through five years	2,841	2.09%	49,139	2.79%
After five years through ten years	28,440	2.17%	306,508	2.81%
After ten years	42,631	2.68%	793,036	2.54%
	$73,912	2.46%	$1,148,870	2.62%

(1)Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security in that range.
(2)Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 21%.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Substantially all of the unrealized losses on debt securities are related to changes in interest rates and do not affect the expected cash flows of the issuer or underlying collateral. All unrealized losses are considered temporary because each security carries an acceptable investment grade, the Company has the intent and ability to hold such securities until maturity and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2019.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$3,364,785	—%	$2,164,171	—%
NOW	1,831,024	0.54	1,441,849	0.34
Money market	3,280,233	1.29	2,240,115	0.95
Savings	529,866	0.13	350,214	0.08
Time	2,696,533	1.84	1,666,639	1.35
Total deposits	$11,702,441	0.88%	$7,862,988	0.62%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

At December 31, 2019, the Company had brokered deposits of $452.7 million. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2019, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(dollars in thousands)	December 31, 2019
Three months or less	$479,264
Three months to one year	1,068,594
One year or greater	325,980
Total	$1,873,838

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

The following table summarizes commitments outstanding at December 31, 2019 and 2018.

	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$2,486,949	$1,671,419
Unused lines of credit	262,089	112,310
Financial standby letters of credit	29,232	24,596
Mortgage interest rate lock commitments	288,490	81,833
Mortgage forward contracts with positive fair value	—	—
Mortgage forward contracts with negative fair value	1,814,669	163,189
	$4,881,429	$2,053,347

The following table summarizes short-term borrowings for the periods indicated.

	Year Ended December 31,
	2019		2018		2017
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$14,043	0.61%	$15,692	0.15%	$28,694	0.20%

	Year Ended December 31,
	2019	2018	2017
(dollars in thousands)	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$23,626	$23,270	$49,836

As of December 31, 2019 and 2018, the Company had a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at December 31, 2019 and 2018, for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The interest rate swap, which is classified as a cash flow hedge, is indexed to 90-Day LIBOR.

As of December 31, 2019, letters of credit issued by the Federal Home Loan Bank totaling $82.4 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

The following table sets forth certain information about contractual cash obligations as of December 31, 2019.

	Payments Due After December 31, 2019
(dollars in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	>5 Years
Deposits without a stated maturity	$11,159,700	$11,159,700	$—	$—	$—
Time certificates of deposit	2,867,373	2,317,715	494,421	53,180	2,057
Repurchase agreements with customers	20,635	20,635	—	—	—
Other borrowings	1,400,249	1,125,000	—	—	275,249
Subordinated deferrable interest debentures	159,545	—	—	—	159,545
Operating lease obligations	45,295	11,818	17,334	8,605	7,538
Strategic marketing and promotional arrangements	2,700	—	1,800	900	—
Total contractual cash obligations	$15,655,497	$14,634,868	$513,555	$62,685	$444,389

At December 31, 2019, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2019, the Company’s capital increased $1.01 billion, primarily due to the issuance of Common Stock of $869.3 million and net income of $161.4 million, which amounts were partially offset by the cash dividends declared on common shares of $30.4 million and treasury stock purchases of $18.4 million. During 2018, the Company’s capital increased $547.1 million, primarily due to the issuance of Common Stock of $547.1 million and net income of $121.0 million, which amounts were partially offset by the cash dividends declared on common shares of $17.4 million. For both 2019 and 2018, other capital related transactions, such as other comprehensive income, share-based compensation, common stock issuances through the exercise of stock options, and issuances of shares of restricted stock accounted for only a small change in the capital of the Company.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 0.625% for 2016, 1.250% for 2017, 1.875% for 2018 and 2.50% for 2019.

The following table summarizes the regulatory capital levels of Ameris at December 31, 2019.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$1,437,991	8.476%	$678,650	4.000%	$759,341	4.476%
Ameris Bank	$1,649,699	9.733%	$677,973	4.000%	$971,726	5.733%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$1,437,991	9.925%	$1,014,173	7.000%	$423,818	2.925%
Ameris Bank	$1,649,699	11.394%	$1,013,485	7.000%	$636,214	4.394%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$1,437,991	9.925%	$1,231,495	8.500%	$206,496	1.425%
Ameris Bank	$1,649,699	11.394%	$1,230,661	8.500%	$419,038	2.894%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$1,874,817	12.940%	$1,521,259	10.500%	$353,558	2.440%
Ameris Bank	$1,763,965	12.183%	$1,520,228	10.500%	$243,737	1.683%

The required CET1 Ratio, Tier 1 Capital Ratio, and the Total Capital Ratio reflected in the table above include a capital conservation buffer of 2.50%.

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

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Selected Income Statement Data:
Interest income	$194,076	$188,361	$129,028	$124,929
Interest expense	38,725	39,592	27,377	25,534
Net interest income	155,351	148,769	101,651	99,395
Provision for loan losses	5,693	5,989	4,668	3,408
Net interest income after provision for loan losses	149,658	142,780	96,983	95,987
Noninterest income	55,113	76,993	35,236	30,771
Noninterest expense excluding merger and conversion charges	120,149	127,539	77,776	73,368
Merger and conversion charges	2,415	65,158	3,475	2,057
Income before income taxes	82,207	27,076	50,968	51,333
Income tax	20,959	5,692	12,064	11,428
Net income	$61,248	$21,384	$38,904	$39,905

Per Share Data:
Net income – basic	$0.88	$0.31	$0.82	$0.84
Net income – diluted	0.88	0.31	0.82	0.84
Common dividends - cash	0.15	0.15	0.10	0.10

	Three Months Ended
(dollars in thousands)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Selected Income Statement Data:
Interest income	$122,749	$121,119	$89,946	$79,512
Interest expense	23,195	22,081	13,947	10,711
Net interest income	99,554	99,038	75,999	68,801
Provision for loan losses	3,661	2,095	9,110	1,801
Net interest income after provision for loan losses	95,893	96,943	66,889	67,000
Noninterest income	30,470	30,171	31,307	26,464
Noninterest expense excluding merger and conversion charges	74,813	72,077	67,995	58,263
Merger and conversion charges	997	276	18,391	835
Income before income taxes	50,553	54,761	11,810	34,366
Income tax	7,017	13,317	2,423	7,706
Net income	$43,536	$41,444	$9,387	$26,660

Per Share Data:
Net income – basic	$0.92	$0.87	$0.24	$0.70
Net income – diluted	0.91	0.87	0.24	0.70
Common dividends - cash	0.10	0.10	0.10	0.10

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

As indicated by the table below, we are slightly asset sensitive in relation to changes in market interest rates in the one-year and two-year time horizons. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2020. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	4.9%	16.4%
300	4.1%	13.2%
200	3.1%	9.4%
100	1.7%	5.0%
(100)	(1.1)%	(4.2)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2019 and 2018
Consolidated Statements of Income – Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

Not withstanding the material weakness in our internal control over financial reporting as of December 31, 2019 described below, senior management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

As permitted, the Company has excluded the operations of Fidelity acquired during 2019, as described in Note 2 of the consolidated financial statements. The assets acquired in the Fidelity acquisition and excluded from management’s assessment of internal control over financial reporting comprised approximately 26.1% of total consolidated assets at December 31, 2019.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 due to the material weakness identified below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

As of December 31, 2019, the Company identified a control deficiency related to certain general ledger account reconciliations that began as of the conversion of Fidelity’s core platform on November 3, 2019. While the reconciliations were completed in a timely manner, various items, which were principally related to the acquired indirect auto loan portfolio, were not researched and resolved in a timely manner. Further review and analysis indicate that clearing of the items did not have any material adverse impact to customer account balances or the Company's financial condition or results of operations as of and for the year ended December 31, 2019. However, this control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements would not have been prevented or detected on a timely basis, and as such, management has concluded that the control deficiency represents a material weakness in internal control over financial reporting.

Management has been actively engaged during the first quarter of 2020 in developing remediation plans to address the material weakness. These plans include: (i) additional training for accounting staff performing the reconciliations; (ii) development of more detailed reconciliation procedures to allow for more timely research and resolution of items; (iii) increased personnel in the accounting department to ensure timeliness of clearing reconciling items; and (iv) the review of the system interface to the general ledger such that the number of reconciling items among impacted balance sheet accounts will be reduced.

The Company’s material weakness will not be considered remediated until the remediation plans have been implemented and tested and management concludes these controls are operating effectively.

Crowe LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-2.

Changes in Internal Control Over Financial Reporting

Other than as described above in the report of the Company's management on internal control over financial reporting, during the quarter ended December 31, 2019, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors,” “Board and Committee Matters,” “Information About Our Executive Officers” and “Delinquent Section 16(a) Reports” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Code of Ethics

Ameris has adopted a code of ethics that is applicable to all employees, including its Chief Executive Officer and all senior financial officers, including its Chief Financial Officer and principal accounting officer. Ameris will provide to any person without charge, upon request, a copy of its code of ethics. Such requests should be directed to the Corporate Secretary of Ameris Bancorp at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	387,193	$26.51	699,992

(1)Consists of our 2014 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Proposal 2 – Ratification of Appointment of Independent Auditor” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial statements:
(a)Ameris Bancorp and Subsidiaries:
(i)Consolidated Balance Sheets – December 31, 2019 and 2018;
(ii)Consolidated Statements of Income – Years ended December 31, 2019, 2018 and 2017;
(iii)Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017;
(iv)Consolidated Statements of Shareholders' Equity – Years ended December 31, 2019, 2018 and 2017;
(v)Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017; and
(vi)Notes to Consolidated Financial Statements.
(b)Ameris Bancorp (parent company only):
Parent company only financial information has been included in Note 24 of the Notes to Consolidated Financial Statements.
2. Financial statement schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
3. A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of November 16, 2017 by and between Ameris Bancorp and Atlantic Coast Financial Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 17, 2017).

2.2	Stock Purchase Agreement dated as of December 29, 2017 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Registration Statement on Form S-3 (Registration No. 333-223080) filed with the SEC on February 16, 2018).

2.3	Agreement and Plan of Merger dated as of January 25, 2018 by and between Ameris Bancorp and Hamilton State Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.4	Stock Purchase Agreement dated as of January 25, 2018 by and among Ameris Bancorp, Ameris Bank, William J. Villari and The Villari Family Gift Trust (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.5	Agreement and Plan of Merger dated as of December 17, 2018 by and between Ameris Bancorp and Fidelity Southern Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 17, 2018).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Bylaws of Ameris Bancorp, as amended and restated through July 1, 2019 (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006) (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.12	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007 (incorporated by reference to Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007) (incorporated by reference to Exhibit 4.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.14	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed as Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.15	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.16	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.17	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.18	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.19	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.20	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.21	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.22	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 17, 2005) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.23	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.24	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.25	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 30, 2006) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.26	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.27	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of June 17, 2004 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.28	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.29	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.30	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of September 15, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.31	Second Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.32	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.33	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of December 14, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.34	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.35	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.36	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wells Fargo Bank, National Association dated as of June 20, 2008 (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.37	First Supplemental Indenture dated as of March 11, 2016 by and between Ameris Bancorp and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.38	Form of Junior Subordinated Debt Security Due 2038 (included as Exhibit A to the Indenture filed as Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.39	Subordinated Debt Indenture dated as of March 13, 2017 by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.40	First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.41	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.42	Indenture dated as of November 10, 2005 by and between Ameris Bancorp (as successor to Hamilton State Bancshares, Inc.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.43	Second Supplemental Indenture dated as of June 29, 2018 by and among Ameris Bancorp, Hamilton State Bancshares, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.44	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.45	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and U.S. Bank National Association, dated as of June 26, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.46	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and U.S. Bank National Association, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.47	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.48	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of March 17, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.49	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.50	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.51	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.52	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.53	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.54	Second Supplemental Indenture, dated as of December 6, 2019, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.55	Form of 4.25% Fixed-to-Floating Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.56	Form of Global Note representing Fixed/Floating Rate Subordinated Notes due 2030

4.57	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Supplemental Executive Retirement Agreement with Edwin W. Hortman, Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.2*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.3*	Supplemental Executive Retirement Agreement with Cindi H. Lewis, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.4*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

10.5*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.6*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.7*	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.8*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.9*	Supplemental Executive Retirement Agreement by and between Ameris Bank and Edwin W. Hortman, Jr. dated as of November 7, 2016 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.10*	First Amendment to Supplemental Executive Retirement Agreement by and between Ameris Bank and Cindi H. Lewis dated as of November 7, 2016 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.11*	Retirement Agreement dated June 6, 2018 by and among Ameris Bancorp, Ameris Bank and Edwin W. Hortman, Jr. (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

10.12*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on May 10, 2019).

10.13*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and James B. Miller, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.14*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.15*	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.16*	Supplemental Executive Retirement Agreement with Lawton E. Bassett, III, dated as of November 7, 2012.

10.17*	Form of Performance Stock Unit Grant Agreement.

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Crowe LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or a compensatory plan or arrangement.

         Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ameris Bancorp
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2020 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 - Summary of Significant Accounting Policies and Note 4 – Loans and Allowance for Loan Losses to the consolidated financial statements, the Company estimates and records an allowance for loan losses that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable incurred losses in the balance of the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for loan losses based on historical loss experience adjusted for qualitative factors, such as the growth and mix of the loan portfolio, current loan quality trends, current economic conditions, commodity prices for agriculture products, and other factors in the markets where the Company operates. The Company’s qualitative factors currently utilized in determining the allowance for loan losses are higher compared with prior periods, and now represent a significant portion of the allowance for loan loss estimate. Management exercised significant judgment when assessing these qualitative factors in estimating the allowance for loan losses, which in turn required significant auditor judgment to audit these adjustments. We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing this component of the allowance for loan losses involved especially complex and subjective auditor judgment. The principal consideration for our determination of this matter as a critical audit matter is that the Company’s historical loss experience is minimal and management’s adjustments for qualitative factors depend significantly on management’s professional judgment.

The primary audit procedures we performed to address this critical audit matter included the following:

•Tested the operating effectiveness of controls over the Company’s allowance for loan losses, including controls over the completeness and accuracy of data utilized in assessing the qualitative factors, reasonableness of assumptions and judgement applied including directional consistency in application, and mathematical accuracy of the calculation.
•Evaluated management’s judgments and assumptions used in the development of the qualitative adjustments for reasonableness, and the reliability of the underlying data on which these adjustments are based.
•Evaluated the relevance of management’s judgements, assumptions, and data used in the development of the qualitative factor adjustments made by management.
•Performed data validation of inputs and tested mathematical accuracy of management’s calculation.
•Performed substantive analytical procedures on the year-end allowance balance and year-to-date provision expense.

Business Combinations – Fair Value of Acquired Loans

As described in Note 2 – Business Combinations to the consolidated financial statements, on July 1, 2019 the Company completed its acquisition of Fidelity Southern Corporation (“Fidelity”) for total consideration of $869.3 million. Determination of the acquisition date fair values of the assets acquired and liabilities assumed requires management to make significant estimates and assumptions. As disclosed by management, the fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of goodwill recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. The principal considerations for our determination that this is a critical audit matter is the level of judgement involved in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

We performed the following procedures in connection with forming our overall opinion on the financial statements.

•Tested the operating effectiveness of controls over the Company’s identification of loans with credit deterioration at acquisition date and valuation of these loans, selection of the third-party valuation specialist and review of work performed including application of subjective assumptions in estimating cash flows, and completeness and accuracy of the data utilized in the fair value determination by the third-party specialist.
•Evaluated the significant assumptions and methods utilized in developing the fair value of the loan portfolio, including review of significant assumptions, and evaluating whether the assumptions used were reasonable considering past acquisitions and current market participant views and other factors.
•Utilized a valuation specialist to assist in testing the Company’s calculation of fair value of the loan portfolio acquired and certain significant assumptions, including among other assumptions, prepayment speeds and discount rates.
•Tested the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluated the reasonableness of the criteria utilized by management in the determination.
•Tested the accuracy of the data utilized in the acquisition date fair value by confirming, on a sample basis, select data.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia
March 9, 2020

         Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ameris Bancorp
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Ameris Bancorp and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management's Report on Internal Control Over Financial Reporting. Subsequent to the conversion of Fidelity’s core system to Ameris’s core system on November 3, 2019, certain balance sheet account reconciliations were being prepared, but reconciling items were not being researched and cleared in a timely manner.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements") and our report dated March 9, 2020 expressed an unqualified opinion. We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2019 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Crowe LLP

Atlanta, Georgia
March 9, 2020

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2019 and 2018
(dollars in thousands, except per share data)

	2019	2018
Assets
Cash and due from banks	$246,234	$172,036
Interest-bearing deposits in banks	351,202	472,443
Federal funds sold	24,413	35,048
Cash and cash equivalents	621,849	679,527

Time deposits in other banks	249	10,812
Investment securities available for sale, at fair value	1,403,403	1,192,423
Other investments	66,919	14,455
Loans held for sale, at fair value	1,656,711	111,298

Loans	7,529,987	5,660,457
Purchased loans	5,075,281	2,588,832
Purchased loan pools	213,208	262,625
Loans, net of unearned income	12,818,476	8,511,914
Allowance for loan losses	(38,189)	(28,819)
Loans, net	12,780,287	8,483,095

Other real estate owned, net	4,500	7,218
Purchased other real estate owned, net	15,000	9,535
Total other real estate owned, net	19,500	16,753

Premises and equipment, net	233,102	145,410
Goodwill	931,637	503,434
Other intangible assets, net	91,586	58,689
Cash value of bank owned life insurance	175,270	104,096
Deferred income taxes, net	2,180	35,126
Other assets	259,886	88,397
Total assets	$18,242,579	$11,443,515

Liabilities
Deposits
Noninterest-bearing	$4,199,448	$2,520,016
Interest-bearing	9,827,625	7,129,297
Total deposits	14,027,073	9,649,313
Securities sold under agreements to repurchase	20,635	20,384
Other borrowings	1,398,709	151,774
Subordinated deferrable interest debentures, net	127,560	89,187
FDIC loss-share payable, net	19,642	19,487
Other liabilities	179,378	57,023
Total liabilities	15,772,997	9,987,168

Commitments and Contingencies (Note 21)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 100,000,000 shares authorized; 71,499,829 and 49,014,925 shares issued	71,500	49,015
Capital surplus	1,907,108	1,051,584
Retained earnings	507,950	377,135
Accumulated other comprehensive income (loss), net of tax	17,995	(4,826)
Treasury stock, at cost, 1,995,996 and 1,514,984 shares	(34,971)	(16,561)
Total shareholders’ equity	2,469,582	1,456,347
Total liabilities and shareholders’ equity	$18,242,579	$11,443,515

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands, except per share data)

	2019	2018	2017
Interest income
Interest and fees on loans	$586,848	$378,209	$270,887
Interest on taxable securities	40,138	29,006	20,154
Interest on nontaxable securities	593	900	1,581
Interest on deposits in other banks	8,139	4,984	1,725
Interest on federal funds sold	676	227	—
Total interest income	636,394	413,326	294,347

Interest expense
Interest on deposits	102,533	49,054	19,877
Interest on other borrowings	28,695	20,880	14,345
Total interest expense	131,228	69,934	34,222

Net interest income	505,166	343,392	260,125
Provision for loan losses	19,758	16,667	8,364
Net interest income after provision for loan losses	485,408	326,725	251,761

Noninterest income
Service charges on deposit accounts	50,792	46,128	42,054
Mortgage banking activity	119,409	53,654	48,535
Other service charges, commissions and fees	3,913	3,059	2,883
Net gain (loss) on securities	138	(37)	37
Gain on sale of SBA loans	6,058	2,728	4,590
Other noninterest income	17,803	12,880	6,358
Total noninterest income	198,113	118,412	104,457

Noninterest expense
Salaries and employee benefits	223,938	149,132	119,783
Occupancy and equipment	40,596	29,131	24,069
Advertising and marketing	7,927	5,571	5,131
Amortization of intangible assets	17,713	9,512	3,932
Data processing and communications expenses	38,513	30,385	27,869
Legal and other professional fees	10,634	6,386	15,355
Credit resolution-related expenses	4,082	4,016	3,493
Merger and conversion charges	73,105	20,499	915
FDIC insurance	1,945	3,408	3,078
Other noninterest expenses	53,484	35,607	28,311
Total noninterest expense	471,937	293,647	231,936

Income before income tax expense	211,584	151,490	124,282
Income tax expense	50,143	30,463	50,734
Net income	$161,441	$121,027	$73,548

Basic earnings per common share	$2.76	$2.81	$2.00
Diluted earnings per common share	$2.75	$2.80	$1.98
Weighted average common shares outstanding
Basic	58,462	43,142	36,828
Diluted	58,614	43,248	37,144

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

	2019	2018	2017
Net income	$161,441	$121,027	$73,548

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $6,211, ($849) and ($169)	23,365	(3,196)	(314)
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $12, $19 and $13	(46)	(70)	(24)
Net unrealized gains (losses) on cash flow hedge during the period, net of tax expense (benefit) of ($133), $30 and $63	(498)	112	116
Total other comprehensive income (loss)	22,821	(3,154)	(222)

Comprehensive income	$184,262	$117,873	$73,326

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	36,377,807	$36,378	$410,276	$214,454	$(1,058)	1,456,333	$(13,613)	$646,437
Issuance of common stock, net of issuance costs of $4,925	2,141,072	2,141	92,359	—	—	—	—	94,500
Issuance of restricted shares	84,147	84	(84)	—	—	—	—	—
Forfeitures of restricted shares	(472)	—	—	—	—	—	—	—
Exercise of stock options	132,319	132	2,537	—	—	—	—	2,669
Share-based compensation	—	—	3,316	—	—	—	—	3,316
Purchase of treasury shares	—	—	—	—	—	18,528	(886)	(886)
Net income	—	—	—	73,548	—	—	—	73,548
Dividends on common shares ($0.40 per share)	—	—	—	(14,883)	—	—	—	(14,883)
Other comprehensive income (loss) during the period	—	—	—	—	(222)	—	—	(222)
Balance at December 31, 2017	38,734,873	$38,735	$508,404	$273,119	$(1,280)	1,474,861	$(14,499)	$804,479
Issuance of common stock	10,124,491	10,124	537,003	—	—	—	—	547,127
Issuance of restricted shares	89,855	90	(90)	—	—	—	—	—
Forfeitures of restricted shares	(10,580)	(10)	10	—	—	—	—	—
Exercise of stock options	76,286	76	838	—	—	—	—	914
Share-based compensation	—	—	5,419	—	—	—	—	5,419
Purchase of treasury shares	—	—	—	—	—	40,123	(2,062)	(2,062)
Net income	—	—	—	121,027	—	—	—	121,027
Dividends on common shares ($0.40 per share)	—	—	—	(17,431)	—	—	—	(17,431)
Cumulative effect of change in accounting for derivatives	—	—	—	28	—	—	—	28
Reclassification of stranded income tax effects	—	—	—	392	(392)	—	—	—
Other comprehensive income (loss) during the period	—		—	—	(3,154)	—	—	(3,154)
Balance at December 31, 2018	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at January 1, 2019	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347
Issuance of common stock	22,181,522	22,182	847,112	—	—	—	—	869,294
Issuance of restricted shares	147,574	147	768	—	—	—	—	915
Forfeitures of restricted shares	(41,295)	(41)	(518)	—	—	—	—	(559)
Exercise of stock options	197,103	197	4,942	—	—	—	—	5,139
Share-based compensation	—	—	3,220	—	—	—	—	3,220
Purchase of treasury shares	—	—	—	—	—	481,012	(18,410)	(18,410)
Net income	—	—	—	161,441	—	—	—	161,441
Dividends on common shares ($0.50 per share)	—	—	—	(30,350)	—	—	—	(30,350)
Cumulative effect of change in accounting for leases	—	—	—	(276)	—	—	—	(276)
Other comprehensive income (loss) during the period	—	—	—	—	22,821	—	—	22,821
Balance at December 31, 2019	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

	2019	2018	2017
Operating Activities
Net income	$161,441	$121,027	$73,548
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	13,120	10,014	9,196
Net losses (gains) on sale or disposal of premises and equipment	41	133	1,264
Net write-downs on other assets	6,210	—	—
Provision for loan losses	19,758	16,667	8,364
Net write-downs and losses on sale of other real estate owned	496	1,301	500
Share-based compensation expense	3,424	6,241	3,316
Amortization of intangible assets	17,713	9,512	3,932
Amortization of operating lease right of use assets	10,264	—	—
Provision for deferred taxes	22,821	1,374	12,430
Net amortization of investment securities available for sale	4,680	4,891	6,384
Net loss (gain) on securities	(138)	37	(37)
Accretion of discount on purchased loans	(20,255)	(11,918)	(11,308)
Amortization of premium on purchased loan pools	1,277	1,825	3,543
Net amortization (accretion) on other borrowings	80	96	95
Amortization of subordinated deferrable interest debentures	1,655	1,345	1,322
Originations of mortgage loans held for sale	(3,791,311)	(1,768,934)	(1,502,314)
Payments received on mortgage loans held for sale	17,445	986	1,238
Proceeds from sales of mortgage loans held for sale	2,620,290	1,542,755	1,370,008
Net gains on mortgage loans held for sale	(74,546)	(37,336)	(46,913)
Originations of SBA loans	(41,435)	(27,820)	(33,104)
Proceeds from sales of SBA loans	65,862	33,675	30,696
Net gains on sales of SBA loans	(6,058)	(2,728)	(4,590)
Increase in cash surrender value of bank owned life insurance	(2,692)	(1,819)	(1,588)
Gain on bank owned life insurance proceeds	(3,583)	—	—
Loss on sale of loans	1,233	—	—
Changes in FDIC loss-share receivable/payable, net of cash payments received	3,865	5,156	3,005
Increase in interest receivable	(15,392)	(10,965)	(3,728)
Increase (decrease) in interest payable	5,855	2,411	1,757
Increase (decrease) in taxes payable	(3,597)	4,032	(473)
Change attributable to other operating activities	41,266	(10,761)	10,895
Net cash used in operating activities	(940,211)	(108,803)	(62,562)
Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	10,563	746	—
Purchases of securities available for sale	(219,352)	(290,649)	(113,261)
Proceeds from prepayments and maturities of securities available for sale	266,171	152,393	115,166
Proceeds from sale of securities available for sale	64,995	68,727	3,090
Net decrease (increase) in other investments	(44,935)	33,515	11,046
Net increase in loans, excluding purchased loans	(1,934,070)	(470,156)	(1,016,409)
Payments received on purchased loans	1,015,798	330,226	210,470
Purchase of acquired formerly serviced portfolio	(103,530)	—	—
Payments received on purchased loan pools	48,140	71,817	112,330
Purchases of premises and equipment	(11,581)	(10,009)	(3,760)
Proceeds from sale of premises and equipment	5,587	588	16
Proceeds from sales of other real estate owned	10,140	11,784	14,920
Payments received from (paid to) FDIC under loss-sharing agreements	(3,710)	(3,791)	(515)
Proceeds from bank owned life insurance	7,429	—	—
Proceeds from sales of loans	157,087	—	—
Net cash proceeds received from (paid in) acquisitions	244,181	51,495	—
Net cash used in investing activities	(487,087)	(53,314)	(666,907)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

	2019	2018	2017
Financing Activities, net of effects of business combinations
Net increase in deposits	$334,437	$853,051	$1,050,682
Net decrease in securities sold under agreements to repurchase	(22,094)	(10,254)	(22,867)
Proceeds from other borrowings	5,236,572	1,530,000	1,837,692
Repayment of other borrowings	(4,141,349)	(1,844,258)	(2,079,554)
Issuance of common stock	—	—	88,656
Proceeds from exercise of stock options	5,139	914	2,669
Dividends paid - common stock	(24,675)	(16,405)	(14,650)
Purchase of treasury shares	(18,410)	(2,062)	(886)
Net cash provided by financing activities	1,369,620	510,986	861,742

Net increase (decrease) in cash and cash equivalents	(57,678)	348,869	132,273
Cash and cash equivalents at beginning of period	679,527	330,658	198,385
Cash and cash equivalents at end of period	$621,849	$679,527	$330,658

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$125,373	$67,523	$32,465
Income taxes	$35,865	$20,026	$38,939
Loans (excluding purchased loans) transferred to other real estate owned	$1,094	$4,124	$4,372
Purchased loans transferred to other real estate owned	$5,135	$6,393	$5,023
Loans transferred from loans held for sale to loans held for investment	$—	$10,817	$212,850
Loans transferred from loans held for investment to loans held for sale	$8,293	$8,831	$119,389
Loans provided for the sales of other real estate owned	$144	$931	$1,334
Initial recognition of operating lease right-of-use assets	$27,286	$—	$—
Initial recognition of operating lease liabilities	$29,651	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,016	$—	$—
Assets acquired in business combinations	$5,194,955	$3,064,615	$—
Liabilities assumed in business combinations	$4,325,642	$2,415,212	$—
Issuance of common stock in acquisitions	$869,294	$547,127	$—
Issuance of common stock in exchange for equity investment in US Premium Finance Holding Company	$—	$—	$5,844
Change in unrealized gain (loss) on securities available for sale, net of tax	$23,320	$(3,266)	$(338)
Change in unrealized gain on cash flow hedge, net of tax	$(499)	$112	$116

See notes to consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp and subsidiaries (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia, and whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida and South Carolina. The Bank also engages in mortgage banking activities and SBA lending, and, as such, originates, acquires, sells and services one-to-four family residential mortgage loans and SBA loans in the Southeast. The Bank has purchased residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. The Bank purchases consumer installment home improvement loans made to borrowers throughout the United States. The Bank also originates, administers and services commercial insurance premium loans made to borrowers throughout the United States. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The reserve requirement as of December 31, 2019 and 2018 was $109.7 million and $61.2 million, respectively, and was met by cash on hand and balances held at the Federal Reserve Bank which are reported on the Company's consolidated balance sheets in cash and due from banks and interest-bearing deposits in banks, respectively.

Investment Securities

The Company classifies its debt securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as available for sale. At December 31, 2019 and 2018, all debt securities were classified as available for sale.

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

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock. These investments do not have readily determinable fair values due to restrictions placed on transferability and therefore are carried at cost. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Also included in other investments are 57,611 Visa Class B restricted shares owned by the Bank with a carrying value of approximately $242,000 as of December 31, 2019.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Bank. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares.  As of December 31, 2019, the conversion ratio was 1.6228.

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

Servicing Rights

When mortgage and SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking activity or gains on sales of SBA loans accordingly. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company assumed the servicing of certain indirect automobile loans in an acquisition. The servicing asset was recorded at fair value on the date of acquisition and follows the amortization method.

Servicing fee income, which is reported on the income statement in mortgage banking activity for serviced mortgage loans and other noninterest income for all other serviced loans, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $19.9 million, $4.5 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Late fees and ancillary fees related to loan servicing are not material.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into strata based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized for a particular stratum through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular stratum, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in mortgage banking activity and other noninterest income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Loans

Loans, excluding purchased loans and residential mortgage purchased loan pools (“purchased loan pools”) are reported at their outstanding principal balances less unearned income, net of deferred fees and origination costs. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off, generally between 90 and 120 days past due, unless the loan is in the process of collection. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest income on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, an impairment loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it results in a reversal of the provision for loan losses to the extent of prior provisions and then is recognized as part of future interest income through an increase in accretable yield.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations with terms extending through September 2029. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2019, the Company had no leases classified as finance leases.

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

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $3.4 million, $6.2 million, and $3.3 million of share-based compensation cost in 2019, 2018 and 2017, respectively. The Company recognized forfeitures as they occur.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2019, 2018 and 2017, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars in thousands, shares in thousands)	2019	2018	2017
Net income available to common shareholders	$161,441	$121,027	$73,548

Weighted average number of common shares outstanding	58,462	43,142	36,828
Effect of dilutive stock options	69	6	62
Effect of dilutive restricted stock awards	83	100	254
Weighted average number of common shares outstanding used to calculate diluted earnings per share	58,614	43,248	37,144

For the years ended December 31, 2019, 2018 and 2017, the Company has not excluded any potential common shares with strike prices that would cause them to be anti-dilutive.
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

The Company had a cash flow hedge with notional amount of $37.1 million at December 31, 2019 and 2018 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The fair value of this instrument amounted to a liability of $187,000 as of December 31, 2019 and an asset of $102,000 as of December 31, 2018. No material hedge ineffectiveness from cash flow hedges was recognized in the statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness. The interest rate swap matures in September 2020.

Revenue Recognition

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

Gains on the Sale of OREO - The net gains and losses on sales of OREO are recorded in credit resolution related expenses in the Company's consolidated statement of income. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain on sale is recorded upon the transfer of control of the property to the buyer. The Company does not provide financing for the sale of OREO unless these criteria are met and the OREO can be derecognized.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity in the Company's consolidated statement of income. The fair value of these instruments amounted to an asset of approximately $7.8 million and $2.5 million at December 31, 2019 and 2018, respectively, and a derivative liability of approximately $4.5 million and $1.3 million at December 31, 2019 and 2018, respectively.

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

Accounting Standards Pending Adoption
ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain technical exceptions. ASU 2019-12 also clarifies and amends the accounting for income taxes in certain areas including, among others: (i) franchise taxes that are partially based on income; (ii) whether step ups in the tax basis of goodwill should be considered part of the acquisition to which it related or recognized as a separate transaction; and (iii) requiring the effect of an enacted change in tax laws or rates to be reflected in the annual effective tax rate computation in the interim period that includes the enactment date. The Company expects to apply the amendments in this update on a modified retrospective basis for the provision related to franchise taxes and prospectively for all other amendments. ASU is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated balance sheet, consolidated statement of income and comprehensive income, consolidated statement of shareholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact.

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

The Company is finalizing its evaluation of the adoption of this ASU. The Company to date has selected the software vendor of choice for implementation, sourced and tested required data from the Company’s loan systems, tested data feeds to the model, contracted for and received results from independent third parties of model validation and internal audit of the CECL model and process, determined appropriate segmentations of its portfolio, selected a preliminary forecast period for reasonable and supportable forecasts and reversion methodology, and has performed parallel runs of the model. The Company is currently finalizing its assessment of current and forecasted macroeconomic factors and assumptions and testing and finalization of internal controls. The Company currently estimates the allowance for loan losses will increase to a range of $85 million and $120 million and is inclusive of the gross up of the allowance for expected credit losses on purchased credit deteriorated assets. In addition, the Company expects to recognize a liability for unfunded commitments between $10 million and $20 million upon adoption. The Company will finalize the adoption during the first quarter of 2020.

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

The following table presents the assets acquired and liabilities assumed of Fidelity as of July 1, 2019, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances as of July 1, 2019, to assign fair values to assets acquired and liabilities assumed, which could result in further adjustments to the fair values presented below. At December 31, 2019, management continues to evaluate fair value adjustments related to loans, premises, intangibles, interest-bearing deposits, other borrowings, subordinated deferrable interest debentures and deferred taxes.

(dollars in thousands)	As Recorded by Fidelity	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$26,264	$—		$—		$26,264
Federal funds sold and interest-bearing deposits in banks	217,936	—		—		217,936
Investment securities	299,341	(1,444)	(a)	—		297,897
Other investments	7,449	—		—		7,449
Loans held for sale	328,657	(1,290)	(b)	—		327,367
Loans	3,587,412	(79,002)	(c)	3,235	(o)	3,511,645
Less allowance for loan losses	(31,245)	31,245	(d)	—		—
Loans, net	3,556,167	(47,757)		3,235		3,511,645
Other real estate owned	7,605	(427)	(e)	—		7,178
Premises and equipment	93,662	11,407	(f)	(2,418)	(p)	102,651
Other intangible assets, net	10,670	39,940	(g)	—		50,610
Cash value of bank owned life insurance	72,328	—		—		72,328
Deferred income taxes, net	104	(104)	(h)	—		—
Other assets	157,863	998	(i)	(13,014)	(q)	145,847
Total assets	$4,778,046	$1,323		$(12,197)		$4,767,172
Liabilities
Deposits:
Noninterest-bearing	$1,301,829	$—		$—		$1,301,829
Interest-bearing	2,740,552	942	(j)	—		2,741,494
Total deposits	4,042,381	942		—		4,043,323
Securities sold under agreements to repurchase	22,345	—		—		22,345
Other borrowings	149,367	2,265	(k)	—		151,632
Subordinated deferrable interest debentures	46,393	(9,675)	(l)	—		36,718
Deferred tax liability, net	12,222	(11,401)	(m)	8,791	(r)	9,612
Other liabilities	65,027	538	(n)	(839)	(s)	64,726
Total liabilities	4,337,735	(17,331)		7,952		4,328,356
Net identifiable assets acquired over (under) liabilities assumed	440,311	18,654		(20,149)		438,816
Goodwill	—	410,348		20,149		430,497
Net assets acquired over liabilities assumed	$440,311	$429,002		$—		$869,313
Consideration:
Ameris Bancorp common shares issued	22,181,522
Price per share of the Company's common stock	$39.19
Company common stock issued	$869,294
Cash exchanged for shares	$19
Fair value of total consideration transferred	$869,313
____________________________________________________________

Explanation of fair value adjustments
(a)Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.
(b)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loans held for sale.
(c)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio, net of the reversal of Fidelity's unamortized accounting adjustments from Fidelity's prior acquisitions, loan premiums, loan discounts, deferred loan origination costs and deferred loan origination fees.
(d)Adjustment reflects the elimination of Fidelity's allowance for loan losses.
(e)Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired OREO portfolio.
(f)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.

(g)Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts, net of reversal of Fidelity's remaining intangible assets from its past acquisitions.
(h)Adjustment reflects the reclassification of Fidelity's deferred tax asset against the deferred tax liability.
(i)Adjustment reflects the fair value adjustment to other assets.
(j)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.
(k)Adjustment reflects the fair value adjustment to the other borrowings at the acquisition date, net of reversal of Fidelity's unamortized deferred issuance costs.
(l)Adjustment reflects the fair value adjustment to the subordinated deferrable interest debentures at the acquisition date.
(m)Adjustment reflects the deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and reclassification of Fidelity's deferred tax asset against the deferred tax liability.
(n)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other liabilities.
(o)Adjustment reflects additional recording of fair value adjustments of the acquired loan portfolio.
(p)Adjustment reflects additional recording of fair value adjustments to premises and equipment.
(q)Adjustment reflects additional recording of fair value adjustments to other assets and includes a reclassification of deferred income taxes to current income taxes.
(r)Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and includes a reclassification of deferred income taxes to current income taxes.
(s)Adjustment reflects additional recording of fair value adjustments to other liabilities.

Goodwill of $430.5 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Fidelity acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $3.51 billion of loans at fair value, net of $75.8 million, or 2.11%, estimated discount to the acquired carrying value. Of the total loans acquired, management identified $120.7 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$191,534
Non-accretable difference	(23,668)
Cash flows expected to be collected	167,866
Accretable yield	(47,173)
Total purchased credit-impaired loans acquired	$120,693

The following table presents the acquired loan data for the Fidelity acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$120,693	$191,534	$23,668
Acquired receivables not subject to ASC 310-30	$3,390,952	$4,217,890	$32,466

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
____________________________________________________________

Explanation of fair value adjustments
(a)Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.
(b)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio, net of the reversal of Hamilton's unamortized accounting adjustments from their prior acquisitions, loan premiums, loan discounts, deferred loan origination costs and deferred loan origination fees.
(c)Adjustment reflects the elimination of Hamilton's allowance for loan losses.
(d)Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts, net of reversal of Hamilton's remaining intangible assets from its past acquisitions.
(e)Adjustment reflects the deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
(f)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.
(g)Adjustment reflects the reversal of Hamilton's unamortized accounting adjustments for other borrowings from its past acquisitions.

(h)Adjustment reflects the fair value adjustment to the subordinated deferrable interest debenture at the acquisition date.
(i)Adjustment reflects the fair value adjustment to the FDIC loss-share clawback liability included in other liabilities.
(j)Subsequent to acquisition, cash and due from banks were adjusted for Hamilton reconciling items.
(k)Adjustment reflects additional recording of fair value adjustments to the acquired loan portfolio.
(l)Adjustment reflects the recording of fair value adjustment to premises and equipment.
(m)Adjustment reflects additional recording of fair value adjustments to the core deposit intangible on the acquired core deposit accounts.
(n)Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
(o)Adjustment reflects the fair value adjustment to other assets.
(p)Adjustment reflects additional recording of fair value adjustments on the acquired deposits.
(q)Adjustment reflects the fair value adjustment to other borrowings.
(r)Adjustment reflects additional recording of fair value adjustments to the subordinated deferrable interest debenture.

Goodwill of $220.8 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Hamilton acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $1.29 billion of loans at fair value, net of $21.1 million, or 1.60%, estimated discount to the acquired carrying value. Of the total loans acquired, management identified $18.6 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$21,223
Non-accretable difference	(1,840)
Cash flows expected to be collected	19,383
Accretable yield	(794)
Total purchased credit-impaired loans acquired	$18,589

The following table presents the acquired loan data for the Hamilton acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$18,589	$21,223	$1,840
Acquired receivables not subject to ASC 310-30	$1,274,597	$1,441,534	$5,104

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

(dollars in thousands)	As Recorded by Atlantic	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$3,990	$—		$—		$3,990
Federal funds sold and interest-bearing deposits in banks	22,149	—		—		22,149
Investment securities	35,186	(60)	(a)	—		35,126
Other investments	9,576	—		—		9,576
Loans held for sale	358	—		—		358
Loans	777,605	(19,423)	(b)	(2,478)	(k)	755,704
Less allowance for loan losses	(8,573)	8,573	(c)	—		—
Loans, net	769,032	(10,850)		(2,478)		755,704
Other real estate owned	1,837	(796)	(d)	—		1,041
Premises and equipment	12,591	(1,695)	(e)	(161)	(l)	10,735
Other intangible assets, net	—	5,937	(f)	1,551	(m)	7,488
Cash value of bank owned life insurance	18,182	—		—		18,182
Deferred income taxes, net	5,782	709	(g)	1,220	(n)	7,711
Other assets	3,604	(634)	(h)	(11)	(o)	2,959
Total assets	$882,287	$(7,389)		$121		$875,019
Liabilities
Deposits:
Noninterest-bearing	$69,761	$—		—		$69,761
Interest-bearing	514,935	(554)	(i)	1,025	(p)	515,406
Total deposits	584,696	(554)		1,025		585,167
Other borrowings	204,475	—		—		204,475
Other liabilities	8,367	(13)	(j)	(1,922)	(q)	6,432
Total liabilities	797,538	(567)		(897)		796,074
Net identifiable assets acquired over (under) liabilities assumed	84,749	(6,822)		1,018		78,945
Goodwill	—	91,360		(1,018)		90,342
Net assets acquired over liabilities assumed	$84,749	$84,538		$—		$169,287
Consideration:
Ameris Bancorp common shares issued	2,631,520
Price per share of the Company's common stock	$56.15
Company common stock issued	$147,760
Cash exchanged for shares	$21,527
Fair value of total consideration transferred	$169,287

____________________________________________________________

Explanation of fair value adjustments
(a.)Adjustment reflects the fair value adjustments of the portfolio of investment securities as of the acquisition date.
(b.)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio, net of the reversal of Atlantic's unamortized accounting adjustments from loan premiums, loan discounts, deferred loan origination costs and deferred loan origination fees.
(c.)Adjustment reflects the elimination of Atlantic's allowance for loan losses.
(d.)Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired OREO portfolio.
(e.)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.
(f.)Adjustment reflects the recording of core deposit intangible on the acquired core deposit accounts.
(g.)Adjustment reflects the deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
(h.)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other assets.
(i.)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired deposits.
(j.)Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired other liabilities.
(k.)Adjustment reflects additional recording of fair value adjustments of the acquired loan portfolio.
(l.)Adjustment reflects additional recording of fair value adjustment to premises and equipment.
(m.)Adjustment reflects additional recording of fair value adjustments to the core deposit intangible on the acquired core deposit accounts.
(n.)Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes.
(o.)Adjustment reflects additional fair value adjustments on acquired other assets.
(p.)Adjustment reflects additional fair value adjustments on the acquired deposits.
(q.)Adjustment reflects additional fair value adjustments on acquired other liabilities.

Goodwill of $90.3 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Atlantic acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $755.7 million of loans at fair value, net of $21.9 million, or 2.82%, estimated discount to the acquired carrying value. Of the total loans acquired, management identified $10.8 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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

During the first quarter of 2019, the Company finalized its allocation of the purchase price to USPF's assets acquired and liabilities assumed based on estimated fair values as of January 31, 2018. The assets acquired include only identifiable intangible assets related to insurance agent relationships that lead to referral of insurance premium finance loans to USPF, the "US Premium Finance" trade name and a non-compete agreement with a former USPF shareholder.

The following table presents the assets acquired and liabilities assumed of USPF as of January 31, 2018, and their fair value estimates.

(dollars in thousands)	As Recorded by USPF	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Intangible asset - insurance agent relationships	$—	$20,000	(a)	$2,351	(e)	$22,351
Intangible asset - US Premium Finance trade name	—	1,136	(b)	(42)	(f)	1,094
Intangible asset - non-compete agreement	—	178	(c)	(16)	(g)	162
Total assets	$—	$21,314		$2,293		$23,607
Liabilities
Deferred tax liability	$—	$5,492	(d)	(368)	(h)	$5,124
Total liabilities	—	5,492		(368)		5,124
Net identifiable assets acquired over liabilities assumed	—	15,822		2,661		18,483
Goodwill	—	67,159		(2,661)		64,498
Net assets acquired over liabilities assumed	$—	$82,981		$—		$82,981
Consideration:
Ameris Bancorp common shares issued	1,073,158
Price per share of the Company's common stock (weighted average)	$52.047
Company common stock issued	$55,855
Cash exchanged for shares	$21,421
Present value of contingent earn-out consideration expected to be paid	$5,705
Fair value of total consideration transferred	$82,981
____________________________________________________________

Explanation of fair value adjustments
(a)Adjustment reflects the recording of the fair value of the insurance agent relationships intangible.
(b)Adjustment reflect the recording of the fair value of the trade name intangible.
(c)Adjustment reflects the recording of the fair value of the non-compete agreement intangible.

(d)Adjustment reflects the deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.
(e)Adjustment reflects additional fair value adjustment for the insurance agent relationships intangible.
(f)Adjustment reflects additional fair value adjustment for the trade name intangible.
(g)Adjustment reflects additional fair value adjustment for the non-compete agreement intangible.
(h)Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired intangible assets for financial reporting purposes and their basis for federal income tax purposes.
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

Pro Forma Financial Information

The results of operations of Fidelity, Hamilton, Atlantic and USPF subsequent to the respective acquisition dates are included in the Company’s consolidated statements of income.

The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the Fidelity, Hamilton, Atlantic and USPF acquisitions had occurred on January 1, 2017, unadjusted for potential cost savings. Merger and conversion charges are not included in the pro forma information below.

	Year Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017
Net interest income and noninterest income	$828,612	$803,281	$747,700
Net income	$228,798	$196,352	$138,359
Net income available to common shareholders	$228,798	$196,352	$138,359
Income per common share available to common shareholders – basic	$3.29	$2.82	$2.00
Income per common share available to common shareholders – diluted	$3.29	$2.82	$1.99
Average number of shares outstanding, basic	69,462	69,642	69,140
Average number of shares outstanding, diluted	69,614	69,748	69,456

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
U.S. government sponsored agencies	$22,246	$116	$—	$22,362
State, county and municipal securities	102,952	2,310	(2)	105,260
Corporate debt securities	51,720	1,281	(2)	52,999
SBA pool securities	73,704	617	(409)	73,912
Mortgage-backed securities	1,129,816	19,937	(883)	1,148,870
Total debt securities	$1,380,438	$24,261	$(1,296)	$1,403,403

December 31, 2018
State, county and municipal securities	$149,670	$1,367	$(304)	$150,733
Corporate debt securities	67,123	718	(527)	67,314
SBA pool securities	79,410	183	(1,789)	77,804
Mortgage-backed securities	902,773	3,989	(10,190)	896,572
Total debt securities	$1,198,976	$6,257	$(12,810)	$1,192,423

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019
State, county and municipal securities	$803	$(2)	$—	$—	$803	$(2)
Corporate debt securities	2,573	(2)	—	—	2,573	(2)
SBA pool securities	28,521	(285)	4,825	(124)	33,346	(409)
Mortgage-backed securities	99,279	(416)	52,326	(467)	151,605	(883)
Total debt securities	$131,176	$(705)	$57,151	$(591)	$188,327	$(1,296)

December 31, 2018
State, county and municipal securities	$23,784	$(52)	$33,873	$(252)	$57,657	$(304)
Corporate debt securities	17,291	(111)	17,952	(416)	35,243	(527)
SBA pool securities	1,291	(7)	61,966	(1,782)	63,257	(1,789)
Mortgage-backed securities	118,454	(573)	373,783	(9,617)	492,237	(10,190)
Total debt securities	$160,820	$(743)	$487,574	$(12,067)	$648,394	$(12,810)

As of December 31, 2019, the Company’s security portfolio consisted of 557 securities, 84 of which were in an unrealized loss position. The majority of the unrealized losses are related to the Company’s mortgage-backed securities as discussed below.

At December 31, 2019, the Company held 62 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

At December 31, 2019, the Company held 18 SBA pool securities, two state, county and municipal securities and two corporate securities that were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

During 2019 and 2018, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2019 or 2018.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. While the majority of the unrealized losses on debt securities relate to changes in interest rates, corporate debt securities have also been affected by reduced levels of liquidity and higher risk premiums. Occasionally, management engages independent third parties to evaluate the Company’s position in certain corporate debt securities to aid management and the ALCO Committee in its determination regarding the status of impairment. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2019, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Therefore, at December 31, 2019, these investments are not considered impaired on an other-than-temporary basis.

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2019, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Securities not due at a single maturity date are shown separately. Therefore, these securities are not included in the maturity categories in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,116	$29,298
Due from one year to five years	62,121	63,030
Due from five to ten years	91,717	93,822
Due after ten years	67,668	68,383
Mortgage-backed securities	1,129,816	1,148,870
	$1,380,438	$1,403,403

Securities with a carrying value of approximately $679.6 million and $510.0 million at December 31, 2019 and 2018, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table is a summary of sales activities in the Company's investment securities available for sale:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Gross gains on sales of securities	$522	$390	$38
Gross losses on sales of securities	(464)	(301)	(1)
Net realized gains on sales of securities available for sale	$58	$89	$37

Sales proceeds	$64,995	$68,727	$3,090

Total gain (loss) on securities reported on the consolidated statements of income is comprised of the following:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Net realized gains on sales of securities available for sale	$58	$89	$37
Unrealized holding gains (losses) on equity securities	19	(126)	—
Net realized gains on sales of other investments	61	—	—
Total gain (loss) on securities	$138	$(37)	$37

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. During 2015 and 2016, the Bank purchased residential mortgage loan pools collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. These loans are reported as purchased loan pools on the consolidated balance sheets. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. As of December 31, 2019 and 2018, the net carrying value of these consumer installment home improvement loans was approximately $415.0 million and $399.9 million, respectively, and such loans are reported in the consumer installment loan category. During the fourth quarter of 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began a division to originate, administer and service these types of loans. As of December 31, 2019 and 2018, the net carrying value of commercial insurance premium finance loans was approximately $646.5 million and $413.5 million, respectively, and such loans are reported in the commercial, financial and agricultural loan category. The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio.

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

	December 31,
(dollars in thousands)	2019	2018
Commercial, financial and agricultural	$1,646,438	$1,316,359
Real estate – construction and development	1,083,564	671,198
Real estate – commercial and farmland	2,447,834	1,814,529
Real estate – residential	1,901,352	1,403,000
Consumer installment	450,799	455,371
	$7,529,987	$5,660,457

Purchased loans are defined as loans that were acquired in bank acquisitions including those that are covered by a loss-sharing agreement with the FDIC. Purchased loans totaling $5.08 billion and $2.59 billion at December 31, 2019 and 2018, respectively, are not included in the above schedule.

The carrying value of purchased loans are shown below according to major loan type as of the end of the years shown.

(dollars in thousands)	2019	2018
Commercial, financial and agricultural	$384,273	$372,686
Real estate – construction and development	465,497	227,900
Real estate – commercial and farmland	1,905,205	1,337,859
Real estate – residential	1,220,271	623,199
Consumer installment	1,100,035	27,188
	$5,075,281	$2,588,832

A rollforward of purchased loans for the years ended December 31, 2019 and 2018 is shown below.

(dollars in thousands)	2019	2018
Balance, January 1	$2,588,832	$861,595
Charge-offs	(5,275)	(1,803)
Additions due to acquisitions	3,511,645	2,053,744
Accretion	20,255	11,918
Purchase of acquired formerly serviced portfolio	103,530	—
Subsequent fair value adjustments recorded to goodwill	(4,854)	—
Loans sold	(109,611)	—
Transfers to loans held for sale	(8,293)	—
Transfers to purchased other real estate owned	(5,135)	(6,396)
Payments received	(1,015,798)	(330,226)
Other	(15)	—
Ending balance	$5,075,281	$2,588,832

The following is a summary of changes in the accretable discounts of purchased loans during years ended December 31, 2019 and 2018:

(dollars in thousands)	2019	2018
Balance, January 1	$40,496	$20,192
Additions due to acquisitions	38,116	30,037
Reduction due to purchase of acquired formerly serviced portfolio	(750)	—
Accretion	(20,255)	(11,918)
Accretable discounts removed due to charge-offs	—	(42)
Transfers between non-accretable and accretable discounts, net	1,678	2,227
Ending balance	$59,285	$40,496

Purchased loan pools are defined as groups of residential mortgage loans that were not acquired in bank acquisitions or FDIC-assisted transactions. As of December 31, 2019, purchased loan pools totaled $213.2 million and consisted of whole-loan, adjustable rate residential mortgages on properties outside the Company’s markets, with principal balances totaling $212.4 million and $811,000 of remaining purchase premium paid at acquisition. As of December 31, 2018, purchased loan pools totaled $262.6 million with principal balances totaling $260.5 million and $2.1 million of purchase premium paid at acquisition.

As of December 31, 2019, purchased loan pools included principal balance of $810,000 risk-rated 7 (Substandard), while all other loans in purchased loan pools were performing current loans risk-rated 3 (Good Credit). As of December 31, 2019, purchased pool loans had one loan on nonaccrual status with a principal balance of $810,000 and had no loans classified as troubled debt restructurings.

As of December 31, 2018, all loans in purchased loan pools were performing current loans risk-rated 3 (Good Credit). As of December 31, 2018, purchased pool loans had no loans on nonaccrual status and no loans classified as troubled debt restructurings.

At December 31, 2019 and 2018, the Company had allocated $624,000 and $732,000, respectively, of allowance for loan losses for the purchased loan pools.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis, excluding purchased loans.

(dollars in thousands)	2019	2018
Commercial, financial and agricultural	$3,914	$1,412
Real estate – construction and development	1,145	892
Real estate – commercial and farmland	4,232	4,654
Real estate – residential	19,557	10,465
Consumer installment	443	529
	$29,291	$17,952

The following table presents an analysis of purchased loans accounted for on a nonaccrual basis.

(dollars in thousands)	2019	2018
Commercial, financial and agricultural	$5,933	$1,199
Real estate – construction and development	842	6,119
Real estate – commercial and farmland	19,565	5,534
Real estate – residential	16,560	10,769
Consumer installment	2,123	486
	$45,023	$24,107

The following table presents an analysis of past due loans, excluding purchased loans as of December 31, 2019 and 2018.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2019
Commercial, financial and agricultural	$16,323	$9,925	$7,167	$33,415	$1,613,023	$1,646,438	$4,811
Real estate – construction and development	6,054	1,222	994	8,270	1,075,294	1,083,564	—
Real estate – commercial and farmland	4,195	565	3,087	7,847	2,439,987	2,447,834	—
Real estate – residential	25,581	5,243	17,318	48,142	1,853,210	1,901,352	—
Consumer installment	2,752	1,301	1,260	5,313	445,486	450,799	922
Total	$54,905	$18,256	$29,826	$102,987	$7,427,000	$7,529,987	$5,733

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2018
Commercial, financial and agricultural	$6,479	$5,295	$4,763	$16,537	$1,299,822	$1,316,359	$3,808
Real estate – construction and development	1,218	481	725	2,424	668,774	671,198	—
Real estate – commercial and farmland	1,625	530	3,645	5,800	1,808,729	1,814,529	—
Real estate – residential	11,423	4,631	8,923	24,977	1,378,023	1,403,000	—
Consumer installment	2,344	1,167	735	4,246	451,125	455,371	414
Total	$23,089	$12,104	$18,791	$53,984	$5,606,473	$5,660,457	$4,222

The following table presents an analysis of purchased past due loans as of December 31, 2019 and 2018.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2019
Commercial, financial and agricultural	$1,087	$348	$4,738	$6,173	$378,100	$384,273	$—
Real estate – construction and development	1,731	2	588	2,321	463,176	465,497	—
Real estate – commercial and farmland	3,209	2,840	12,511	18,560	1,886,645	1,905,205	—
Real estate – residential	20,645	8,685	12,956	42,286	1,177,985	1,220,271	—
Consumer installment	6,714	1,102	1,704	9,520	1,090,515	1,100,035	21
Total	$33,386	$12,977	$32,497	$78,860	$4,996,421	$5,075,281	$21

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
As of December 31, 2018
Commercial, financial and agricultural	$421	$416	$1,015	$1,852	$370,834	$372,686	$—
Real estate – construction and development	627	370	5,273	6,270	221,630	227,900	—
Real estate – commercial and farmland	1,935	736	1,698	4,369	1,333,490	1,337,859	—
Real estate – residential	12,531	2,407	7,005	21,943	601,256	623,199	—
Consumer installment	679	237	249	1,165	26,023	27,188	—
Total	$16,193	$4,166	$15,240	$35,599	$2,553,233	$2,588,832	$—

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

The following is a summary of information pertaining to impaired loans, excluding purchased loans:

	As of and For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Nonaccrual loans	$29,291	$17,952	$14,202
Troubled debt restructurings not included above	11,646	9,323	13,599
Total impaired loans	$40,937	$27,275	$27,801

Interest income recognized on impaired loans	$1,023	$827	$1,867
Foregone interest income on impaired loans	$882	$853	$950

The following table presents an analysis of information pertaining to impaired loans, excluding purchased loans as of December 31, 2019 and 2018.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2019
Commercial, financial and agricultural	$5,825	$1,084	$3,472	$4,556	$1,025	$3,027
Real estate – construction and development	1,535	612	598	1,210	68	1,266
Real estate – commercial and farmland	7,586	627	6,344	6,971	392	6,682
Real estate – residential	28,122	5,315	22,434	27,749	1,695	21,270
Consumer installment	473	451	—	451	—	467
Total	$43,541	$8,089	$32,848	$40,937	$3,180	$32,712

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2018
Commercial, financial and agricultural	$1,902	$1,155	$513	$1,668	$4	$1,637
Real estate – construction and development	1,378	613	424	1,037	3	984
Real estate – commercial and farmland	8,950	867	6,649	7,516	1,591	7,879
Real estate – residential	16,885	5,144	11,365	16,509	867	15,029
Consumer installment	561	545	—	545	—	534
Total	$29,676	$8,324	$18,951	$27,275	$2,465	$26,063

The following is a summary of information pertaining to purchased impaired loans:

	As of and For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Nonaccrual loans	$45,023	$24,107	$15,428
Troubled debt restructurings not included above	17,963	18,740	20,472
Total impaired loans	$62,986	$42,847	$35,900

Interest income recognized on impaired loans	$3,108	$2,203	$1,625
Foregone interest income on impaired loans	$3,218	$1,483	$1,239

The following table presents an analysis of information pertaining to purchased impaired loans as of December 31, 2019 and 2018.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2019
Commercial, financial and agricultural	$13,380	$838	$5,125	$5,963	$673	$4,377
Real estate – construction and development	3,358	707	1,007	1,714	136	5,640
Real estate – commercial and farmland	34,929	11,520	12,037	23,557	561	19,126
Real estate – residential	33,744	8,098	21,531	29,629	1,897	38,572
Consumer installment	3,540	2,123	—	2,123	—	932
Total	$88,951	$23,286	$39,700	$62,986	$3,267	$68,647

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2018
Commercial, financial and agricultural	$5,717	$473	$757	$1,230	$—	$836
Real estate – construction and development	13,714	623	6,511	7,134	476	5,712
Real estate – commercial and farmland	14,766	1,115	10,581	11,696	684	12,349
Real estate – residential	24,839	8,185	14,116	22,301	773	21,433
Consumer installment	526	486	—	486	—	229
Total	$59,562	$10,882	$31,965	$42,847	$1,933	$40,559

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

The following table presents the loan portfolio, excluding purchased loans, by risk grade as of December 31, 2019 and 2018 (in thousands).

As of December 31, 2019

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
1 - Prime credit	$497,942	$—	$208	$27	$11,807	$509,984
2 - Strong credit	670,267	17,535	26,688	32,101	—	746,591
3 - Good credit	161,353	76,871	1,313,853	1,730,257	7,551	3,289,885
4 - Satisfactory credit	289,882	954,555	993,053	104,597	430,707	2,772,794
5 - Fair credit	19,450	24,415	67,047	8,077	30	119,019
6 - Other assets especially mentioned	1,952	7,786	20,268	2,540	120	32,666
7 - Substandard	5,592	2,402	26,717	23,753	574	59,038
8 - Doubtful	—	—	—	—	8	8
9 - Loss	—	—	—	—	2	2
Total	$1,646,438	$1,083,564	$2,447,834	$1,901,352	$450,799	$7,529,987

As of December 31, 2018

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
1 - Prime credit	$530,864	$40	$500	$16	$10,744	$542,164
2 - Strong credit	452,250	681	37,079	33,043	48	523,101
3 - Good credit	174,811	74,657	888,433	1,246,383	23,844	2,408,128
4 - Satisfactory credit	137,038	582,456	814,068	94,143	419,983	2,047,688
5 - Fair credit	13,714	6,264	30,364	8,634	78	59,054
6 - Other assets especially mentioned	5,130	4,091	20,959	4,881	57	35,118
7 - Substandard	2,552	3,009	23,126	15,900	617	45,204
8 - Doubtful	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—
Total	$1,316,359	$671,198	$1,814,529	$1,403,000	$455,371	$5,660,457

The following table presents the purchased loan portfolio by risk grade as of December 31, 2019 and 2018 (in thousands).

As of December 31, 2019

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
1 - Prime credit	$76,516	$—	$—	$—	$1,377	$77,893
2 - Strong credit	5,729	—	8,611	60,154	19,287	93,781
3 - Good credit	72,008	13,252	406,185	990,302	1,050,368	2,532,115
4 - Satisfactory credit	192,890	423,119	1,355,031	118,181	22,526	2,111,747
5 - Fair credit	13,867	17,343	66,072	16,541	178	114,001
6 - Other assets especially mentioned	2,950	9,437	33,674	7,592	93	53,746
7 - Substandard	20,313	2,346	35,632	27,501	6,206	91,998
8 - Doubtful	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—
Total	$384,273	$465,497	$1,905,205	$1,220,271	$1,100,035	$5,075,281

As of December 31, 2018

Risk Grade	Commercial, Financial and Agricultural	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Consumer Installment	Total
1 - Prime credit	$90,205	$—	$—	$—	$570	$90,775
2 - Strong credit	2,648	—	7,407	74,398	164	84,617
3 - Good credit	20,489	18,022	230,089	385,279	2,410	656,289
4 - Satisfactory credit	215,096	195,079	1,034,943	118,082	23,177	1,586,377
5 - Fair credit	14,445	2,728	29,468	16,937	35	63,613
6 - Other assets especially mentioned	11,601	1,459	10,063	7,231	94	30,448
7 - Substandard	18,202	10,612	25,889	21,272	738	76,713
8 - Doubtful	—	—	—	—	—	—
9 - Loss	—	—	—	—	—	—
Total	$372,686	$227,900	$1,337,859	$623,199	$27,188	$2,588,832

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2019 and 2018 totaling $325.7 million and $111.7 million, respectively, under such parameters.

As of December 31, 2019 and 2018, the Company had a balance of $14.1 million and $11.0 million, respectively, in troubled debt restructurings, excluding purchased loans. The Company has recorded $827,000 and $890,000 in previous charge-offs on such loans at December 31, 2019 and 2018, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $1.8 million and $820,000 at December 31, 2019 and 2018, respectively. At December 31, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2019 and 2018, the Company modified loans as troubled debt restructurings, excluding purchased loans, with principal balances of $4.8 million and $2.3 million, respectively, and these modifications did not have a material impact on the Company's allowance for loan losses. The following table presents the loans by class modified as troubled debt restructurings, excluding purchased loans, which occurred during the year ending December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$784	11	$348
Real estate – construction and development	—	—	1	3
Real estate – commercial and farmland	2	220	2	440
Real estate – residential	20	3,751	13	1,430
Consumer installment	7	24	6	35
Total	34	$4,779	33	$2,256

Troubled debt restructurings, excluding purchased loans, with an outstanding balance of $1.9 million and $1.3 million at December 31, 2019 and 2018 defaulted during the year ended December 31, 2019 and 2018, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$81	8	$107
Real estate – construction and development	1	2	1	—
Real estate – commercial and farmland	2	794	1	246
Real estate – residential	6	1,052	16	911
Consumer installment	4	17	7	34
Total	17	$1,946	33	$1,298

The following table presents the amount of troubled debt restructurings by loan class, excluding purchased loans, classified separately as accrual and non-accrual at December 31, 2019 and 2018.

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$642	14	$312
Real estate – construction and development	2	64	1	1
Real estate – commercial and farmland	12	2,740	2	359
Real estate – residential	83	8,192	21	1,751
Consumer installment	4	8	21	59
Total	106	$11,646	59	$2,482

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$256	14	$138
Real estate – construction and development	5	145	1	2
Real estate – commercial and farmland	12	2,863	3	426
Real estate – residential	71	6,043	20	1,119
Consumer installment	6	16	24	69
Total	99	$9,323	62	$1,754

As of December 31, 2019 and 2018, the Company had a balance of $21.1 million and $22.2 million, respectively, in troubled debt restructurings included in purchased loans. The Company has recorded $1.1 million and $940,000, respectively, in previous charge-offs on such loans at December 31, 2019 and 2018. At December 31, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2019 and 2018, the Company modified purchased loans as troubled debt restructurings, with principal balances of $3.7 million and $2.5 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan losses. The following table presents the purchased loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	4	$63
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	—	—	1	71
Real estate – residential	28	3,691	27	2,351
Consumer installment	3	34	2	14
Total	31	$3,725	34	$2,499

Troubled debt restructurings included in purchased loans with an outstanding balance of $2.2 million and $2.5 million defaulted during the years ended December 31, 2019 and 2018, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$6	—	$—
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	3	1,148	1	71
Real estate – residential	17	1,078	25	2,400
Consumer installment	1	15	—	—
Total	23	$2,247	26	$2,471

The following table presents the amount of troubled debt restructurings by loan class of purchased loans, classified separately as accrual and non-accrual at December 31, 2019 and 2018.

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$30	3	$23
Real estate – construction and development	4	872	2	252
Real estate – commercial and farmland	9	3,992	6	1,712
Real estate – residential	114	13,069	19	1,106
Consumer installment	—	—	6	48
Total	128	$17,963	36	$3,141

As of December 31, 2018	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$31	3	$32
Real estate – construction and development	4	1,015	5	293
Real estate – commercial and farmland	12	6,162	7	1,685
Real estate – residential	115	11,532	24	1,424
Consumer installment	—	—	4	17
Total	132	$18,740	43	$3,451

As of December 31, 2019, there were no loans in purchased loan pools that had been modified as troubled debt restructurings. As of December 31, 2018, there were no loans in purchased loan pools that had been modified as a troubled debt restructurings.

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain executive officers, directors and their affiliates. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2019	2018
Balance, January 1	$1,458	$2,145
Advances	6,799	257
Repayments	(2,537)	(944)
Transactions due to changes in related parties	27,960	—
Ending balance	$33,680	$1,458

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate - Residential	Consumer Installment	Purchased Loans	Purchased Loan Pools	Total
Twelve months ended December 31, 2019
Balance, January 1, 2019	$4,287	$3,734	$8,975	$5,363	$3,795	$1,933	$732	$28,819
Provision for loan losses	6,699	2,421	1,446	3,108	4,774	1,418	(108)	19,758
Loans charged off	(7,131)	(321)	(1,430)	(160)	(5,695)	(5,051)	—	(19,788)
Recoveries of loans previously charged off	3,072	25	113	295	910	4,985	—	9,400
Balance, December 31, 2019	$6,927	$5,859	$9,104	$8,606	$3,784	$3,285	$624	$38,189

Period-end amount allocated to:
Loans individually evaluated for impairment(1)	$1,627	$68	$392	$1,790	$—	$3,285	$—	$7,162
Loans collectively evaluated for impairment	5,300	5,791	8,712	6,816	3,784	—	624	31,027
Ending balance	$6,927	$5,859	$9,104	$8,606	$3,784	$3,285	$624	$38,189

Loans:
Individually evaluated for impairment(1)	$9,483	$598	$6,344	$22,998	$—	$42,242	$810	$82,475
Collectively evaluated for impairment	1,636,955	1,082,966	2,441,490	1,878,354	450,799	4,899,116	212,398	12,602,078
Acquired with deteriorated credit quality	—	—	—	—	—	133,923	—	133,923
Ending balance	$1,646,438	$1,083,564	$2,447,834	$1,901,352	$450,799	$5,075,281	$213,208	$12,818,476

(1)At December 31, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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

(1)At December 31, 2018, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

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

(1)At December 31, 2017, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2019	2018
Land	$74,868	$49,518
Buildings and leasehold improvements	167,837	110,623
Furniture and equipment	69,108	53,425
Construction in progress	2,282	3,312
Premises and equipment, gross	314,095	216,878
Accumulated depreciation	(80,993)	(71,468)
Premises and equipment, net	$233,102	$145,410

Depreciation expense was approximately $13.1 million, $10.0 million, and $9.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2019 and 2018 is summarized below for both the total Company and by the Company's reportable segments.

	December 31,
(dollars in thousands)	2019	2018
Consolidated
Carrying amount of goodwill at beginning of year	$503,434	$125,532
Additions related to acquisitions in current year	430,497	377,902
Fair value adjustments related to acquisitions in prior year	(2,294)	—
Carrying amount of goodwill at end of year	$931,637	$503,434

Banking Division
Carrying amount of goodwill at beginning of year	$438,144	$125,532
Additions related to acquisitions in current year	430,497	312,612
Fair value adjustments related to acquisitions in prior year	(1,502)	—
Carrying amount of goodwill at end of year	$867,139	$438,144

Premium Finance Division
Carrying amount of goodwill at beginning of year	$65,290	$—
Additions related to acquisitions in current year	—	65,290
Fair value adjustments related to acquisitions in prior year	(792)	—
Carrying amount of goodwill at end of year	$64,498	$65,290

During 2019, the Company recorded net additions to goodwill totaling $428.2 million comprised of $430.5 million related to the Fidelity acquisition and $1.1 million, $(2.6) million and $(792,000) related to subsequent fair value adjustments on the Hamilton, Atlantic and USPF acquisitions, respectively.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.

At December 31, 2019, the Banking Division had positive equity and the Company's qualitative assessment indicated that it was more likely than not that the Banking Division's fair value exceeded its carrying value, resulting in no goodwill impairment.

At December 31, 2019, the Premium Finance Division had positive equity but the Company’s qualitative assessment did not indicate that it was more likely than not that the reporting unit’s fair value exceeded its carrying value. Therefore, the Company proceeded to the two step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the goodwill and intangible assets, and estimating fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, Step 2 determines the impairment. Step 1 was completed for the Premium Finance Division by updating the original cash flow model used to value the division with current customer information, margin assumptions and future growth. The resulting fair value of the Premium Finance Division exceeded its carrying value, indicating no goodwill impairment and eliminating the need to do Step 2.

The carrying value of intangible assets as of December 31, 2019 and 2018 was $91.6 million and $58.7 million, respectively. Intangible assets are comprised of core deposit intangibles, an insurance agent relationships intangible, a "US Premium Finance" trade name intangible and a non-compete agreement intangible. During 2019, the Company recorded core deposit intangible assets of $50.6 million associated with the Fidelity acquisition. During 2018, the Company recorded core deposit intangible assets of $23.6 million and $7.5 million associated with the Hamilton acquisition and the Atlantic acquisition, respectively. The amortization period used for core deposit intangibles ranges from seven to ten years. Also during 2018, in connection with the USPF acquisition, the Company recorded an insurance agent relationships intangible asset of $22.4 million, a "US Premium Finance" trade name intangible asset of $1.1 million and a non-compete agreement intangible asset of $162,000. The amortization periods used for the insurance agent relationships, the "US Premium Finance" trade name and the non-compete agreement intangible assets are eight years, seven years and three years, respectively.

The following is a summary of information related to acquired intangible assets:

	As of December 31, 2019		As of December 31, 2018
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premiums	$107,958	$34,220	$57,348	$19,512
Insurance agent relationships	22,351	5,355	22,351	2,561
US Premium Finance trade name	1,094	300	1,094	143
Non-compete agreement	162	104	162	50
	$131,565	$39,979	$80,955	$22,266

The aggregate amortization expense for intangible assets was approximately $17.7 million, $9.5 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2020	$19,612
2021	14,965
2022	12,554
2023	11,054
2024	9,999
Thereafter	23,402
$91,586

NOTE 7. DEPOSITS

The scheduled maturities of time deposits at December 31, 2019 are as follows:

(dollars in thousands)
2020	$2,317,715
2021	400,703
2022	93,718
2023	31,522
2024	21,658
Thereafter	2,057
$2,867,373

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2019 and 2018 was $702.3 million and $423.6 million, respectively.

As of December 31, 2019, the Company had brokered deposits of $452.7 million. As of December 31, 2018, the Company had brokered deposits of $846.7 million.

Deposits from principal officers, directors, and their affiliates at December 31, 2019 and 2018 were $118.5 million and $8.0 million, respectively.

NOTE 8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At December 31, 2019 and 2018, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of securities sold under repurchase agreements for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Average daily balance during the year	$14,043	$15,692	$28,694
Average interest rate during the year	0.61%	0.15%	0.20%
Maximum month-end balance during the year	$23,626	$23,270	$49,836
Weighted average interest rate at year-end	0.81%	0.14%	0.18%

The following is a summary of the Company’s securities sold under agreements to repurchase at December 31, 2019 and 2018:

(dollars in thousands)	December 31, 2019	December 31, 2018
Securities sold under agreements to repurchase	$20,635	$20,384

At December 31, 2019, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities. At December 31, 2018, the investment securities underlying these agreements were comprised of mortgage-backed securities.

NOTE 9. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2019	2018
Federal Home Loan Bank ("FHLB") borrowings:
Convertible Flipper Advance due May 22, 2019; current interest rate of 4.68%	$—	$1,514
Principal Reducing Advance due June 20, 2019; fixed interest rate of 1.274%	—	500
Fixed Rate Advance due January 10, 2020; fixed interest rate of 1.68%	50,000	—
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.68%	50,000	—
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.67%	100,000	—
Fixed Rate Advance due January 15, 2020; fixed interest rate of 1.71%	50,000	—
Fixed Rate Advance due January 16, 2020; fixed interest rate of 1.69%	150,000	—
Fixed Rate Advance due January 17, 2020; fixed interest rate of 1.70%	100,000	—
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	50,000	—
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	200,000	—
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.70%	25,000	—
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	75,000	—
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	25,000	—
Fixed Rate Advance due January 23, 2020; fixed interest rate of 1.71%	100,000	—
Fixed Rate Advance due January 27, 2020; fixed interest rate of 1.73%	50,000	—
Fixed Rate Advance due February 18, 2020; fixed interest rate of 1.72%	100,000	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,422	1,434
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	985	993
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,712	1,858
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $943 and $1,074, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,057	73,926
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $2,408 and $0, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	117,592	—
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,596 and $0, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	76,595	—
Other debt:
Advance from correspondent bank due October 5, 2019; fixed interest rate of 4.25%	—	20
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,346	1,529
Advances under revolving credit agreement with a regional bank due September 26, 2020; secured by subsidiary bank stock; variable interest rate at 90-day LIBOR plus 3.50% (6.24% at December 31, 2018)	—	70,000
	$1,398,709	$151,774

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2019, $1.66 billion was available for borrowing on lines with the FHLB.

At December 31, 2018, the Company had a revolving credit arrangement with a regional bank with a maximum line amount of $100.0 million. This line of credit was secured by subsidiary bank stock, expired on September 26, 2020, and bore a variable interest rate of 90-day LIBOR plus 3.50%. The revolving credit arrangement was terminated by the Company during December 2019.

As of December 31, 2019, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $157.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At December 31, 2019, the Bank had $2.22 billion of loans pledged at the Federal Reserve discount window and had $1.49 billion available for borrowing.

Subordinated Notes Payable

On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 (the “2027 subordinated notes”). The 2027 subordinated notes were sold to the public at par pursuant to an underwriting agreement and were issued pursuant to an indenture and a supplemental indenture. The 2027 subordinated notes will mature on March 15, 2027 and through March 14, 2022 will bear a fixed rate of interest of 5.75% per annum, payable semi-annually in arrears on September 15 and March 15 of each year. Beginning March 15, 2022, the interest rate on the 2027 subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month LIBOR plus 3.616%, payable quarterly in arrears on June 15, September 15, December 15 and March 15 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning March 15, 2022, the Company may, at its option, redeem the 2027 subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

On December 6, 2019, the Company completed the public offering and sale of $120.0 million in aggregate principal amount of its 4.25% Fixed-To-Floating Rate Subordinated Notes due 2029 (the “2029 subordinated notes”). The 2029 subordinated notes were sold to the public at par pursuant to an underwriting agreement and were issued pursuant to an indenture and a supplemental indenture. The 2029 subordinated notes will mature on December 15, 2029 and through December 14, 2024 will bear a fixed rate of interest of 4.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. Beginning December 15, 2024, the interest rate on the 2029 subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 2.94%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning December 15, 2024, the Company may, at its option, redeem the 2029 subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The 2027 and 2029 subordinated notes are unsecured and rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the 2027 and 2029 subordinated notes. The 2027 and 2029 subordinated notes are subordinated in right of payment to all senior indebtedness of the Company. The 2027 and 2029 subordinated notes are obligations of the Company only and are not guaranteed by any subsidiaries, including the Bank. Additionally, the 2027 and 2029 subordinated notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, meaning that creditors of the Company’s subsidiaries (including, in the case of the Bank, its depositors) generally will be paid from those subsidiaries’ assets before holders of the 2027 and 2029 subordinated notes have any claim to those assets.

As a result of the Fidelity acquisition on July 1, 2019, the Bank assumed $75.0 million in aggregate principal amount of 5.875% Fixed-To-Floating Rate Subordinated Notes due 2030 (the "2030 subordinated notes"). The 2030 subordinated notes were acquired inclusive of an unaccreted purchase accounting fair value adjustment of $1.6 million. The 2030 subordinated notes will mature on May 31, 2030, and through May 31, 2025 will bear a fixed rate of interest of 5.875% per annum, payable semi-annually in arrears on December 1 and June 1 of each year. Beginning on June 1, 2025, the interest rate on the 2030 subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month LIBOR plus 3.63%, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning June 1, 2025, the Bank may, at its option, redeem the 2030 subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The 2030 subordinated notes of the Bank are unsecured and structurally rank senior to all other unsecured subordinated indebtedness of the Company. The 2030 subordinated notes are subordinated in right of payment to all senior indebtedness of the Bank.

For regulatory capital adequacy purposes, the 2030 subordinated notes qualify as Tier 2 capital for the Bank and the 2027, 2029 and 2030 subordinated notes (collectively "subordinated notes") qualify as Tier 2 capital for the Company. If in the future the subordinated notes no longer qualify as Tier 2 capital, the subordinated notes may be redeemed by the Bank or Company at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, subject to prior approval by the Board of Governors of the Federal Reserve System.

NOTE 10. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

During 2005, the Company acquired First National Banc Statutory Trust I, a statutory trust subsidiary of First National Banc, Inc., whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.80% (4.74% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in April 2009. There are certain circumstances (as described in the trust agreement) in which the securities may be redeemed within the first five years at the Company’s option. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2006, the Company formed Ameris Statutory Trust I, issuing trust preferred certificates in the aggregate principal amount of $36,000,000. The related debentures issued by the Company were in the aggregate principal amount of $37,114,000. Both the trust preferred securities and the related debentures bear interest at 3-Month LIBOR plus 1.63% (3.52% at December 31, 2019). Distributions on the trust preferred securities are paid quarterly, with interest on the debentures being paid on the corresponding dates. The trust preferred securities mature on December 15, 2036 and are redeemable at the Company’s option beginning September 15, 2011. The Company’s investment in the common stock of the trust was $1,114,000 and is included in other assets.

During 2013, the Company acquired Prosperity Banking Capital Trust I, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.57% (4.53% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in July 2009. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,670,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust II, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $4,500,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (5.10% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2008. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $4,500,000. The aggregate principal amount of debentures outstanding was $4,640,000, and is being carried at $3,592,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $140,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust III, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (3.49% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2011. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $6,241,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2013, the Company acquired Prosperity Bank Statutory Trust IV, a statutory trust subsidiary of Prosperity, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.54% (3.43% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2012. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $3,587,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust I, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $5,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.15% (5.14% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in October 2008. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $5,000,000. The aggregate principal amount of debentures outstanding was $5,155,000, and is being carried at $4,091,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

During 2014, the Company acquired Coastal Bankshares Statutory Trust II, a statutory trust subsidiary of Coastal, whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.60% (3.49% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2010. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $6,650,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust I, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.90% (3.80% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2010. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $2,131,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2015, the Company acquired Merchants & Southern Statutory Trust II, a statutory trust subsidiary of Merchants, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (3.39% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2011.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,979,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Atlantic BancGroup, Inc. Statutory Trust I, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (3.39% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in September 2015. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $1,902,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Statutory Trust I, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $4,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 2.63% (4.53% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2009.  The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $4,000,000. The aggregate principal amount of debentures outstanding was $4,124,000, and is being carried at $3,251,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $124,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Statutory Trust II, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.73% (3.62% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2011. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $3,000,000. The aggregate principal amount of debentures outstanding was $3,093,000, and is being carried at $2,100,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2016, the Company acquired Jacksonville Bancorp, Inc. Statutory Trust III, a statutory trust subsidiary of JAXB, whose sole purpose was to issue $7,550,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.75% (5.64% at December 31, 2019). The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2013. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $7,550,000. The aggregate principal amount of debentures outstanding was $7,784,000, and is being carried at $6,730,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $234,000 and is included in other assets.

During 2018, the Company acquired Cherokee Statutory Trust I, a statutory trust subsidiary of Hamilton, whose sole purpose was to issue $3,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.50% (3.39% at December 31, 2019) through a pool sponsored by a national brokerage firm. The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in December 2010. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $3,093,000. The aggregate principal amount of debentures outstanding was $3,000,000, and is being carried at $2,362,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $93,000 and is included in other assets.

During 2019, the Company acquired Fidelity Southern Statutory Trust I, a statutory trust subsidiary of Fidelity whose sole purpose was to issue $15,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 3.10% (5.05% at December 31, 2019). The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in June 2008. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $15,000,000. The aggregate principal amount of debentures outstanding was $15,464,000, and is being carried at $14,139,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $464,000 and is included in other assets.

During 2019, the Company acquired Fidelity Southern Statutory Trust II, a statutory trust subsidiary of Fidelity whose sole purpose was to issue $10,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.89% (3.79% at December 31, 2019). The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in March 2010. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $10,000,000. The aggregate principal amount of debentures outstanding was $10,310,000, and is being carried at $8,120,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $310,000 and is included in other assets.

During 2019, the Company acquired Fidelity Southern Statutory Trust III, a statutory trust subsidiary of Fidelity whose sole purpose was to issue $20,000,000 principal amount of trust preferred securities at a rate per annum equal to the 3-Month LIBOR plus 1.40% (3.29% at December 31, 2019). The trust preferred securities have a maturity of 30 years and are redeemable at the Company’s option on any quarterly interest payment date beginning in September 2012. The aggregate principal amount of trust preferred certificates outstanding at December 31, 2019 was $20,000,000. The aggregate principal amount of debentures outstanding was $20,619,000, and is being carried at $14,746,000 on the Company’s balance sheet net of unamortized purchase discount. The Company’s investment in the common stock of the trust was $619,000 and is included in other assets.

Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements. However, the subordinated debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. In addition, the related interest expense continues to be included in the consolidated statements of income. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 2 Capital.

NOTE 11. SHAREHOLDERS' EQUITY

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. Repurchases of shares, which are authorized to occur through October 31, 2020, will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the repurchase of any specific number of shares. It replaces the Company's prior share repurchase program which was set to expire in October 2019 and under which the Company repurchased $10.6 million, or 296,335 of its outstanding common stock in the past year. As of December 31, 2019, $6.8 million, or 158,248 shares of the Company's common stock had been repurchased under the new program.

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

On January 31, 2018, in exchange for the final 70% of the outstanding shares of common stock of USPF, the Company issued 830,301 unregistered shares of its common stock and paid $8.9 million in cash to the selling shareholders of USPF. The issuance of the 830,301 common shares, valued at $53.55 per share at the time of issuance, resulted in an increase in shareholders’ equity of $44.5 million. The selling shareholders of USPF could receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. The total contingent consideration paid was $1.2 million based on results achieved through the applicable measurement period.

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statements of income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of December 31, 2019, 2018 and 2017.

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(46)	(46)
Current year changes, net of tax	(498)	23,365	22,867
Balance, December 31, 2019	$(147)	$18,142	$17,995

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(70)	(70)
Current year changes, net of tax	112	(3,196)	(3,084)
Balance, December 31, 2018	$351	$(5,177)	$(4,826)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$176	$(1,234)	$(1,058)
Reclassification for gains included in net income, net of tax	—	(24)	(24)
Current year changes, net of tax	116	(314)	(198)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)

NOTE 13. – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following provides information on noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$18,909	$18,945	$16,086
Overdraft fees	21,710	18,267	17,736
Other service charges on deposit accounts	10,173	8,916	8,232
Total ASC 606 revenue included in service charges on deposits accounts	50,792	46,128	42,054
Total service charges on deposit accounts	$50,792	$46,128	$42,054

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$3,228	$2,721	$2,575
Total ASC 606 revenue included in other service charges, commission and fees	3,228	2,721	2,575
Other	685	338	308
Total other service charges, commission and fees	$3,913	$3,059	$2,883

The following provides information on net gains (losses) recognized on the sale of OREO for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Net gains (losses) recognized on sale of OREO	$10	$(459)	$850

NOTE 14. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Current – federal	$21,994	$27,714	$33,074
Current - state	5,328	1,375	5,230
Deferred - federal	19,639	496	3,874
Deferred - state	3,182	878	(5,069)
Remeasurement of deferred tax assets and deferred tax liabilities at reduced federal corporate tax rate	—	—	13,625
	$50,143	$30,463	$50,734

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Federal income statutory rate	21%	21%	35%

Tax at federal income tax rate	$44,433	$31,813	$43,499
Change resulting from:
State income tax, net of federal benefit	7,389	1,965	(680)
Tax-exempt interest	(2,911)	(3,095)	(4,390)
Increase in cash value of bank owned life insurance	(581)	(382)	(556)
Excess tax benefit from stock compensation	(108)	(602)	(939)
Nondeductible merger expenses	799	1,002	—
Other	1,122	(238)	175
Remeasurement of deferred tax assets and deferred tax liabilities at reduced federal corporate tax rate	—	—	13,625
Provision for income taxes	$50,143	$30,463	$50,734

The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2019	2018
Deferred tax assets
Allowance for loan losses	$9,596	$7,222
Deferred compensation	3,459	3,467
Deferred gain on interest rate swap	39	56
Nonaccrual interest	107	107
Purchase accounting adjustments	21,104	13,144
Other real estate owned	4,556	2,980
Net operating loss tax carryforward	18,775	19,277
Tax credit carryforwards	3,701	1,655
Unrealized loss on securities available for sale	—	2,792
FDIC-assisted transaction adjustments	2,060	2,501
Capitalized costs, accrued expenses and other	4,840	2,535
Lease liability	10,619	—
	78,856	55,736

Deferred tax liabilities
Premises and equipment	12,211	4,597
Mortgage servicing rights	25,990	3,716
Subordinated debentures	7,226	5,259
Goodwill and intangible assets	15,756	7,017
Unrealized gain on securities available for sale	5,430	—
Unrealized gain on interest rate swap	—	21
Right of use lease asset	10,063	—
	76,676	20,610

Net deferred tax asset	$2,180	$35,126

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $74.47 million which expire at various dates from 2027 to 2035. At December 31, 2019, the Company had state net operating loss carryforwards of approximately $74.84 million which expire at various dates from 2027 to 2035. The federal net operating loss carryforwards are subject to limitations pursuant to Section 382 of the Internal Revenue Code and are expected to be recovered over the next 16 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 16 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

The Company did not record any interest and penalties related to income taxes for the years ended December 31, 2019, 2018 and 2017, and the Company did not have any amount accrued for interest and penalties at December 31, 2019, 2018 and 2017.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by federal taxing authorities for years before 2016 and state taxing authorities for years before 2015.

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company has established a retirement plan for eligible employees. The Ameris Bancorp 401(k) Profit Sharing Plan allows a participant to defer a portion of their compensation and provides that the Company will match a portion of the deferred compensation. The Plan also provides for non-elective and discretionary contributions. All full-time and part-time employees are eligible to participate in the Plan provided they have met the eligibility requirements. An employee is eligible to participate in the Plan after 30 days of employment and having attained an age of 18 years.

The aggregate expense under the Plan charged to operations during 2019, 2018 and 2017 amounted to $4.4 million, $2.9 million and $2.2 million, respectively.

NOTE 16. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $175.3 million and $104.1 million at December 31, 2019 and 2018, respectively. The Company and the Bank assumed certain split dollar agreements in the acquisition of Fidelity which provide for death benefits to designated beneficiaries of the executive or director. Accrued deferred compensation of $698,000 and $769,000 at December 31, 2019 and 2018, respectively, is included in other liabilities. Accrued supplemental executive retirement plan and split dollar agreement liabilities of $9.5 million and $5.5 million at December 31, 2019 and 2018, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $386,000, $739,000 and $1.4 million per year for 2019, 2018 and 2017, respectively, which is included in salaries and employee benefits.

NOTE 17. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 1,200,000 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2019, there were 699,992 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2019, 2018 or 2017. As of December 31, 2019, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance-based options.  During 2019, the Company assumed 576,588 fully vested options in the Fidelity acquisition.

As of December 31, 2019, the Company has 182,401 outstanding restricted shares granted under the plans as compensation to certain employees and directors. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is one to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2019, 2018 and 2017, compensation expense related to these grants was approximately $3.4 million, $6.2 million, and $3.3 million, respectively. The total income tax benefit related to these grants was approximately $113,000, $818,000 and $698,000 in 2019, 2018 and 2017, respectively. Approximately $460,000 of the compensation expense recorded for the year ending December 31, 2019 for restricted stock awards was related to performance-based restricted stock that was not yet granted as of December 31, 2019, and was therefore recorded in other liabilities rather than in shareholders' equity on the Company's consolidated balance sheet as of December 31, 2019.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2019, 2018 and 2017. The total income tax benefit related to stock options was approximately $0, $24,000 and $248,000 in 2019, 2018 and 2017, respectively.

The fair value of each share-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the activity of non-performance-based and performance-based options as of December 31, 2019 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	—	$—			7,711	$6.94
Granted	—	—			—	—
Options assumed pursuant to acquisition of Fidelity	576,588	26.62			—	—
Exercised	(189,395)	26.85		$2,437	(7,711)	6.94		$229
Forfeited	—	—			—	—
Under option, end of year	387,193	$26.51	1.91	$6,208	—	$—	—	$—
Exercisable at end of year	387,193	$26.51	1.91	$6,208	—	$—	—	$—

A summary of the activity of non-performance-based and performance-based options as of December 31, 2018 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	47,294	$14.76			37,013	$7.36
Granted	—	—			—	—
Exercised	(47,294)	14.76		$653	(29,014)	7.47		$217
Forfeited	—	—			(288)	7.47
Under option, end of year	—	$—	—	$—	7,711	$6.94	0.11	$308
Exercisable at end of year	—	$—	—	$—	7,711	$6.94	0.11	$308

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2019, and 2018 is presented below.

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	161,746	$43.40	277,815	$33.24
Granted	125,022	39.35	89,855	53.37
Vested	(63,072)	32.52	(195,344)	33.21
Forfeited	(41,295)	44.93	(10,580)	49.52
Nonvested shares at end of year	182,401	44.04	161,746	43.40

The balance of unearned compensation related to restricted stock grants as of December 31, 2019, 2018 and 2017 was approximately $3.7 million, $3.3 million, and $4.5 million, respectively. At December 31, 2019, the cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedge

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on certain junior subordinated debentures. The interest rate swap contract has a notional amount of $37.1 million and is hedging the variable rate on certain junior subordinated debentures described in Note 10 of the consolidated financial statements. The Company receives a variable rate of the 90-day LIBOR rate plus 1.63% and pays a fixed rate of 4.11%. The swap matures in September 2020.

This contract is classified as a cash flow hedge of an exposure to changes in the cash flow of a recognized liability. At December 31, 2019 and 2018, the fair value of the remaining instrument totaled a liability of $187,000 and an asset of $102,000, respectively. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings. As of December 31, 2019, the hedge is deemed to be highly effective. Interest expense recorded on this swap transaction totaled $(10,000), $122,000, and $484,000 during 2019, 2018, and 2017 and is reported as a component of interest expense on other borrowings. At December 31, 2019, the Company expected $187,000 of the unrealized loss to be reclassified as an increase of interest expense during the next 12 months.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2019, the Company had approximately $288.5 million of IRLCs and $1.81 billion of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $7.8 million and a derivative liability of $4.5 million. At December 31, 2018, the Company had approximately $81.8 million of IRLCs and $163.2 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $2.5 million and a derivative liability of $1.3 million. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sales of mortgage loans.

The net gains (losses) relating to free-standing mortgage banking derivative instruments used for risk management are summarized below as of December 31, 2019, 2018 and 2017.

(dollars in thousands)	Location	December 31, 2019	December 31, 2018	December 31, 2017
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	$(4,471)	$(1,276)	$(12)
Interest rate lock commitments	Mortgage banking activity	$7,814	$2,537	$2,833

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheets as of December 31, 2019 and 2018.

	2019		2018
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$288,490	$7,814	$81,833	$2,537
Total included in other assets	$288,490	$7,814	$81,833	$2,537
Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$1,814,669	$4,471	$163,189	$1,276
Total included in other liabilities	$1,814,669	$4,471	$163,189	$1,276

NOTE 19. FAIR VALUE MEASURES

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

The Company's loans held for sale under the fair value option are comprised of the following:

	December 31,
(dollars in thousands)	2019	2018
Mortgage loans held for sale	$1,647,900	$107,428
SBA loans held for sale	8,811	3,870
Total loans held for sale	$1,656,711	$111,298

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $37.7 million, $4.1 million and $4.6 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2019, 2018 and 2017, respectively. A net loss of $9.3 million, a net gain of $1.8 million and a net loss of $3.0 million resulting from changes in the fair value and the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the years ended December 31, 2019, 2018 and 2017, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2019 and 2018.

	December 31,
(dollars in thousands)	2019	2018
Aggregate fair value of mortgage loans held for sale	$1,647,900	$107,428
Aggregate unpaid principal balance of mortgage loans held for sale	1,598,057	103,319
Past due loans of 90 days or more	1,649	—
Nonaccrual loans	1,649	—
Unpaid principal balance of nonaccrual loans	1,616	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of December 31, 2019 and 2018.

	December 31,
(dollars in thousands)	2019	2018
Aggregate fair value of SBA loans held for sale	$8,811	$3,870
Aggregate unpaid principal balance of SBA loans held for sale	8,206	3,581
Past due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2019 and 2018.

	Recurring Basis Fair Value Measurements December 31, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$22,362	$—	$22,362	$—
State, county and municipal securities	105,260	—	105,260	—
Corporate debt securities	52,999	—	51,499	1,500
SBA pool securities	73,912	—	73,912	—
Mortgage-backed securities	1,148,870	—	1,148,870	—
Loans held for sale	1,656,711	—	1,656,711	—
Mortgage banking derivative instruments	7,814	—	7,814	—
Total recurring assets at fair value	$3,067,928	$—	$3,066,428	$1,500
Financial liabilities:
Derivative financial instruments	$187	$—	$187	$—
Mortgage banking derivative instruments	4,471	—	4,471	—
Total recurring liabilities at fair value	$4,658	$—	$4,658	$—

	Recurring Basis Fair Value Measurements December 31, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
State, county and municipal securities	$150,733	$—	$150,733	$—
Corporate debt securities	67,314	—	65,814	1,500
SBA pool securities	77,804	—	77,804	—
Mortgage-backed securities	896,572	—	896,572	—
Loans held for sale	111,298	—	111,298	—
Derivative financial instruments	102	—	102	—
Mortgage banking derivative instruments	2,537	—	2,537	—
Total recurring assets at fair value	$1,306,360	$—	$1,304,860	$1,500
Financial liabilities:
Mortgage banking derivative instruments	$1,276	$—	$1,276	$—
Total recurring liabilities at fair value	$1,276	$—	$1,276	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2019 and 2018.

	Nonrecurring Basis Fair Value Measurements December 31, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$43,788	$—	$—	$43,788
Other real estate owned	2,289	—	—	2,289
Purchased other real estate owned	15,000	—	—	15,000
Total nonrecurring assets at fair value	$61,077	$—	$—	$61,077

	Nonrecurring Basis Fair Value Measurements December 31, 2018
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans carried at fair value	$28,653	$—	$—	$28,653
Other real estate owned	408	—	—	408
Purchased other real estate owned	9,535	—	—	9,535
Total nonrecurring assets at fair value	$38,596	$—	$—	$38,596

The inputs used to determine estimated fair value of impaired loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of other real estate owned include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2019 and 2018, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2019
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$43,788	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	1% - 95%	27%
Other real estate owned	$2,289	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 31%	25%
Purchased other real estate owned	$15,000	Third party appraisals	Collateral discounts and estimated costs to sell	9% - 89%	31%

As of December 31, 2018
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$28,653	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	3% - 53%	30%
Other real estate owned	$408	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 69%	31%
Purchased other real estate owned	$9,535	Third party appraisals	Collateral discounts and estimated costs to sell	6% - 74%	39%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements December 31, 2019
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$246,234	$246,234	$—	$—	$246,234
Federal funds sold and interest-bearing accounts	375,615	375,615	—	—	375,615
Time deposits in other banks	249	—	249	—	249
Loans, net	12,736,499	—	—	12,806,709	12,806,709
Accrued interest receivable	52,362	—	5,179	47,183	52,362
Financial liabilities:
Deposits	14,027,073	—	14,035,686	—	14,035,686
Securities sold under agreements to repurchase	20,635	20,635	—	—	20,635
Other borrowings	1,398,709	—	1,402,510	—	1,402,510
Subordinated deferrable interest debentures	127,560	—	126,815	—	126,815
FDIC loss-share payable	19,642	—	—	19,657	19,657
Accrued interest payable	11,524	—	11,524	—	11,524

		Fair Value Measurements December 31, 2018
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$172,036	$172,036	$—	$—	$172,036
Federal funds sold and interest-bearing accounts	507,491	507,491	—	—	507,491
Time deposits in other banks	10,812	—	10,812	—	10,812
Loans, net	8,454,442	—	—	8,365,293	8,365,293
Accrued interest receivable	36,970	—	5,456	31,514	36,970
Financial liabilities:
Deposits	9,649,313	—	9,645,617	—	9,645,617
Securities sold under agreements to repurchase	20,384	20,384	—	—	20,384
Other borrowings	151,774	—	152,873	—	152,873
Subordinated deferrable interest debentures	89,187	—	90,180	—	90,180
FDIC loss-share payable	19,487	—	—	19,576	19,576
Accrued interest payable	5,669	—	5,669	—	5,669

NOTE 20. LEASES

Operating lease cost was $10.0 million for the year ended December 31, 2019. For the year ended December 31, 2019, the Company had no sublease income offsetting operating lease cost. Variable rent expense and short-term lease expense were not material for the year ended December 31, 2019. Rental expense measured under ASC 840, Leases, amounted to approximately $7.9 million and $4.9 million for the years ended December 31, 2018 and 2017, respectively.

The following table presents the impact of leases on the Company's consolidated balance sheet at December 31, 2019:

(dollars in thousands)	Location	December 31, 2019
Operating lease right-of-use assets	Other assets	$39,321
Operating lease liabilities	Other liabilities	42,262

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Year Ended December 31,	Lease Liability
2020	$11,818
2021	9,988
2022	7,346
2023	5,320
2024	3,285
Thereafter	7,538
Total lease payments	$45,295
Less: Interest	(3,033)
Present value of lease liabilities	$42,262

Supplemental lease information (dollars in thousands)	December 31, 2019
Weighted-average remaining lease term (years)	5.1
Weighted-average discount rate	2.56%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$9,910
Operating cash flows from operating leases (lease liability reduction)	$10,244
Operating lease right-of-use assets obtained in exchange for leases entered into during the period, net of business combinations	$5,826

NOTE 21. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$2,486,949	$1,671,419
Unused home equity lines of credit	262,089	112,310
Financial standby letters of credit	29,232	24,596
Mortgage interest rate lock commitments	288,490	81,833

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments, predominantly at variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2019 and 2018.

Other Commitments

As of December 31, 2019, letters of credit issued by the FHLB totaling $82.4 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

Contingencies

The Company is, and has been, involved in various legal proceedings with William J. Villari, who formerly owned USPF, and entities that Mr. Villari owns. First, on December 13, 2018, Mr. Villari filed a demand for arbitration, claiming that the Bank’s termination of his employment for “cause” was improper and that he was entitled to additional compensation from the Company and the Bank under his employment agreement. Second, on December 28, 2018, Mr. Villari and his wholly owned company, P1 Finance Holdings LLC (“P1”), filed a lawsuit against the Bank in Broward County, Florida, seeking additional compensation for his service while an employee, as well as other relief. Third, on May 30, 2019, CEBV LLC (“CEBV”), which also is wholly owned by Mr. Villari, filed a lawsuit against the Bank in Duval County, Florida, arising out of a loan purchase agreement with the Bank dated May 8, 2018. CEBV’s complaint in that lawsuit, which also names as a defendant the Company’s former Chief Executive Officer, Dennis J. Zember Jr., seeks unspecified damages and other relief related to asserted claims for fraudulent inducement and breach of contract based on the Bank’s alleged failure to provide sufficient assistance to CEBV in collecting on loans purchased by CEBV from the Bank.

In addition, on January 30, 2019, the Company and the Bank filed a lawsuit against Mr. Villari in Dekalb County, Georgia, asserting claims for unspecified damages arising from Mr. Villari’s alleged failure to disclose material information in connection with the sale of USPF to the Company and the Bank.

In the first of these proceedings to be adjudicated, the Company and the Bank received on November 20, 2019, an Order and Award from the American Arbitration Association in which the arbitrator ruled that the Company and the Bank had cause to terminate Mr. Villari and had properly exercised that right and that, as a result, Mr. Villari is not entitled to any additional payments under his employment agreement or a separate management and licensing agreement with the Bank.

We believe the remaining allegations of Mr. Villari, P1 and CEBV in their complaints are without merit, and we are vigorously defending the cases. We believe that the amount or any estimable range of reasonably possible or probable loss in connection with these matters will not, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

On November 19, 2019, the Company received a subpoena from the Atlanta Regional Office of the SEC, and the Bank received a grand jury subpoena from the United States Attorney’s Office for the Northern District of Georgia, each requesting that the Company and the Bank produce documents and other materials relating to the Company’s acquisition of USPF, the Bank’s sale of certain loans to CEBV and related disclosures. The Company intends to cooperate fully with the investigation and is currently producing documents in response to the subpoenas. The Company is unable to make any assurances regarding the outcome of the investigation or the impact, if any, that the investigation may have on the Company’s business, consolidated financial condition, results of operations or cash flows.

Furthermore, from time to time, the Company and the Bank are subject to various legal proceedings, claims and disputes that arise in the ordinary course of business. The Company and the Bank are also subject to regulatory examinations, information gathering requests, inquiries and investigations in the ordinary course of business. Based on the Company’s current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on the Company’s results of operations and financial condition for any particular period.

The Company’s management and its legal counsel periodically assess contingent liabilities, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

NOTE 22. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2019, $93.1 million of retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total, Tier 1 capital and Common Equity Tier 1 capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.500%. The capital conservation buffer for 2018 was 1.875%. The net realized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes that, as of December 31, 2019 and 2018, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2019 and 2018, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$1,437,991	8.476%	$678,650	4.000%		—N/A—
Ameris Bank	$1,649,699	9.733%	$677,973	4.000%	$847,446	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$1,437,991	9.925%	$1,014,173	7.000%		—N/A—
Ameris Bank	$1,649,699	11.394%	$1,013,485	7.000%	$941,094	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$1,437,991	9.925%	$1,231,495	8.500%		—N/A—
Ameris Bank	$1,649,699	11.394%	$1,230,661	8.500%	$1,158,269	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$1,874,817	12.940%	$1,521,259	10.500%		—N/A—
Ameris Bank	$1,763,965	12.183%	$1,520,228	10.500%	$1,447,836	10.00%

As of December 31, 2018
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$984,620	9.166%	$429,690	4.000%		—N/A—
Ameris Bank	$1,127,926	10.506%	$429,428	4.000%	$536,785	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$895,433	10.070%	$566,859	6.375%		—N/A—
Ameris Bank	$1,127,926	12.716%	$565,486	6.375%	$576,573	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$984,620	11.073%	$700,237	7.875%		—N/A—
Ameris Bank	$1,127,926	12.716%	$698,541	7.875%	$709,629	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$1,087,364	12.229%	$878,075	9.875%		—N/A—
Ameris Bank	$1,156,745	13.041%	$875,948	9.875%	$887,036	10.00%

The December 31, 2019 The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” include a capital conservation buffer of 2.500% for December 31, 2019 and 1.875% for December 31, 2018.

NOTE 23. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$478,340	$88,129	$22,370	$12,735	$34,820	$636,394
Interest expense	59,327	43,577	9,753	5,704	12,867	131,228
Net interest income	419,013	44,552	12,617	7,031	21,953	505,166
Provision for loan losses	12,654	3,472	67	544	3,021	19,758
Noninterest income	69,005	118,188	1,999	8,915	6	198,113
Noninterest expense
Salaries and employee benefits	130,134	82,470	934	4,783	5,617	223,938
Occupancy and equipment expenses	35,281	4,666	5	269	375	40,596
Data processing and communications expenses	34,934	2,418	156	32	973	38,513
Other expenses	149,919	12,536	223	1,651	4,561	168,890
Total noninterest expense	350,268	102,090	1,318	6,735	11,526	471,937
Income before income tax expense	125,096	57,178	13,231	8,667	7,412	211,584
Income tax expense	31,609	12,202	2,778	1,820	1,734	50,143
Net income	$93,487	$44,976	$10,453	$6,847	$5,678	$161,441

Total assets	$13,063,461	$3,636,321	$527,527	$267,273	$747,997	$18,242,579
Goodwill	$867,139	$—	$—	$—	$64,498	$931,637
Other intangible assets, net	$73,737	$—	$—	$—	$17,849	$91,586

	Year Ended December 31, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$323,757	$37,146	$14,522	$7,672	$30,229	$413,326
Interest expense	38,199	13,686	5,434	2,617	9,998	69,934
Net interest income	285,558	23,460	9,088	5,055	20,231	343,392
Provision for loan losses	4,486	584	—	1,137	10,460	16,667
Noninterest income	58,694	48,260	2,021	4,858	4,579	118,412
Noninterest expense
Salaries and employee benefits	100,716	39,469	547	2,709	5,691	149,132
Occupancy and equipment expenses	26,112	2,440	2	234	343	29,131
Data processing and communications expenses	27,026	1,425	122	19	1,793	30,385
Other expenses	71,788	6,998	238	1,298	4,677	84,999
Total noninterest expense	225,642	50,332	909	4,260	12,504	293,647
Income before income tax expense	114,124	20,804	10,200	4,516	1,846	151,490
Income tax expense	23,607	4,335	2,142	948	(569)	30,463
Net income	$90,517	$16,469	$8,058	$3,568	$2,415	$121,027

Total assets	$9,290,437	$1,153,615	$360,839	$139,671	$498,953	$11,443,515
Goodwill	$438,144	$—	$—	$—	$65,290	$503,434
Other intangible assets, net	$37,836	$—	$—	$—	$20,853	$58,689

	Year Ended December 31, 2017
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$231,111	$21,318	$7,701	$5,293	$28,924	$294,347
Interest expense	20,392	5,731	1,824	1,549	4,726	34,222
Net interest income	210,719	15,587	5,877	3,744	24,198	260,125
Provision for loan losses	6,787	771	186	(111)	731	8,364
Noninterest income	51,416	44,913	1,739	6,277	112	104,457
Noninterest expense
Salaries and employee benefits	78,857	32,996	530	2,893	4,507	119,783
Occupancy and equipment expenses	21,436	2,217	4	215	197	24,069
Data processing and communications expenses	25,177	1,611	98	21	962	27,869
Other expenses	46,192	4,260	163	971	8,629	60,215
Total noninterest expense	171,662	41,084	795	4,100	14,295	231,936
Income before income tax expense	83,686	18,645	6,635	6,032	9,284	124,282
Income tax expense	36,518	6,526	2,322	2,111	3,257	50,734
Net income	$47,168	$12,119	$4,313	$3,921	$6,027	$73,548

Total assets	$6,431,151	$598,355	$238,561	$101,737	$486,399	$7,856,203
Goodwill	$125,532	$—	$—	$—	$—	$125,532
Other intangible assets, net	$13,496	$—	$—	$—	$—	$13,496

NOTE 24. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2019 and 2018
(dollars in thousands)

	2019	2018
Assets
Cash and due from banks	$102,392	$6,977
Investment in subsidiaries	2,688,952	1,684,810
Other assets	16,667	9,169
Total assets	$2,808,011	$1,700,956

Liabilities
Other liabilities	$19,220	$11,496
Other borrowings	191,649	143,926
Subordinated deferrable interest debentures	127,560	89,187
Total liabilities	338,429	244,609
Shareholders' equity	2,469,582	1,456,347
Total liabilities and shareholders' equity	$2,808,011	$1,700,956

Condensed Statements of Income
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

	2019	2018	2017
Income
Dividends from subsidiaries	$67,200	$46,000	$—
Other income	493	4,726	132
Total income	67,693	50,726	132

Expense
Interest expense	16,264	12,670	9,065
Other expense	12,199	8,578	4,612
Total expense	28,463	21,248	13,677

Income (loss) before taxes and equity in undistributed income of subsidiaries	39,230	29,478	(13,545)
Income tax benefit	5,603	5,051	10,622
Income (loss) before equity in undistributed income of subsidiaries	44,833	34,529	(2,923)
Equity in undistributed income of subsidiaries	116,608	86,498	76,471
Net income	$161,441	$121,027	$73,548

Condensed Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(dollars in thousands)

	2019	2018	2017
OPERATING ACTIVITIES
Net income	$161,441	$121,027	$73,548
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,424	6,241	3,316
Undistributed earnings of subsidiaries	(116,608)	(86,498)	(76,471)
Increase (decrease) in interest payable	33	313	1,142
Decrease (increase) in tax receivable	(6,860)	1,436	5,176
Provision for deferred taxes	1,595	195	(4,620)
Gain on sale of equity security	(61)	—	—
Other operating activities	(2,396)	(2,051)	1,230
Total adjustments	(120,873)	(80,364)	(70,227)
Net cash provided by operating activities	40,568	40,663	3,321

INVESTING ACTIVITIES
Proceeds from sale of equity security	282	—	—
Repayment of advances to subsidiary bank	10,000	—	—
Investment in subsidiary	—	—	(110,000)
Net cash proceeds received from (paid for) acquisitions	34,939	(90,542)	—
Net cash provided by (used in) investing activities	45,221	(90,542)	(110,000)

FINANCING ACTIVITIES
Issuance of common stock	—	—	88,656
Purchase of treasury shares	(18,410)	(2,062)	(886)
Dividends paid common stock	(24,675)	(16,405)	(14,650)
Proceeds from other borrowings	117,572	70,000	73,692
Repayment of other borrowings	(70,000)	—	(38,850)
Proceeds from exercise of stock options	5,139	914	2,669
Net cash provided by financing activities	9,626	52,447	110,631

Net change in cash and cash equivalents	95,415	2,568	3,952
Cash and cash equivalents at beginning of year	6,977	4,409	457
Cash and cash equivalents at end of year	$102,392	$6,977	$4,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$16,173	$12,357	$7,923
Cash paid (received) during the year for income taxes	$—	$(7,500)	$(11,000)

NOTE 25. QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth certain consolidated quarterly financial information of the Company for 2019 and 2018.  During the third quarter of 2019, the Company recorded $65.2 million of pre-tax merger and conversion charges. During the second quarter of 2018, the Company recorded $18.4 million of pre-tax merger and conversion charges and $5.5 million of pre-tax executive retirement benefits.

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Selected Income Statement Data
Interest income	$194,076	$188,361	$129,028	$124,929
Interest expense	38,725	39,592	27,377	25,534
Net interest income	155,351	148,769	101,651	99,395
Provision for loan losses	5,693	5,989	4,668	3,408
Net interest income after provision for loan losses	149,658	142,780	96,983	95,987
Noninterest income	55,113	76,993	35,236	30,771
Other noninterest expense	120,149	127,539	77,776	73,368
Merger and conversion charges	2,415	65,158	3,475	2,057
Income before income taxes	82,207	27,076	50,968	51,333
Income tax	20,959	5,692	12,064	11,428
Net income	$61,248	$21,384	$38,904	$39,905

Per Share Data
Net income – basic	$0.88	$0.31	$0.82	$0.84
Net income – diluted	0.88	0.31	0.82	0.84
Common dividends - cash	0.15	0.15	0.10	0.10

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Selected Income Statement Data
Interest income	$122,749	$121,119	$89,946	$79,512
Interest expense	23,195	22,081	13,947	10,711
Net interest income	99,554	99,038	75,999	68,801
Provision for loan losses	3,661	2,095	9,110	1,801
Net interest income after provision for loan losses	95,893	96,943	66,889	67,000
Noninterest income	30,470	30,171	31,307	26,464
Other noninterest expense	74,813	72,077	67,995	58,263
Merger and conversion charges	997	276	18,391	835
Income before income taxes	50,553	54,761	11,810	34,366
Income tax	7,017	13,317	2,423	7,706
Net income	$43,536	$41,444	$9,387	$26,660

Per Share Data
Net income – basic	$0.92	$0.87	$0.24	$0.70
Net income – diluted	0.91	0.87	0.24	0.70
Common dividends - cash	0.10	0.10	0.10	0.10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERIS BANCORP

Date: March 9, 2020	By:	/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr.,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on March 9, 2020.

/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr., Chief Executive Officer
(principal executive officer)

/s/ Nicole S. Stokes
Nicole S. Stokes, Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

/s/ William I. Bowen, Jr.
William I. Bowen, Jr., Director

/s/ Rodney D. Bullard
Rodney D. Bullard, Director

/s/ Wm. Millard Choate
Wm. Millard Choate, Director

/s/ R. Dale Ezzell
R. Dale Ezzell, Director

/s/ Leo J. Hill
Leo J. Hill, Director

/s/ Daniel B. Jeter
Daniel B. Jeter, Director

/s/ Robert P. Lynch
Robert P. Lynch, Director

/s/ Elizabeth A. McCague
Elizabeth A. McCague, Director
(Continued)

/s/ James B. Miller, Jr.
James B. Miller, Jr., Executive Chairman

/s/ Gloria A. O'Neal
/ Gloria A. O'Neal, Director

/s/ William H. Stern
William H. Stern, Director

/s/ Jimmy D. Veal
Jimmy D. Veal, Director
(Concluded)