Form 10-K/A
period 2019-12-31
Ameris Bancorp
filed 2020-03-20
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
This Form 10-K/A amends Ameris Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "Original Filing"), as filed with the Securities and Exchange Commission on March 9, 2020 (the "Original Filing Date").

We are filing this Form 10-K/A to amend the report of Crowe LLP ("Crowe") relating to the effectiveness of our internal control over financial reporting included in Item 15 of the Original Filing (the "Audit Report") to include certain omitted language on the exclusion of Fidelity Southern Corporation from the scope of Crowe's audit of internal control over financial reporting. This amendment to the Audit Report does not affect Crowe's unqualified opinion on our consolidated financial statements or Crowe's adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

In addition to amending the Audit Report as described above, Part IV, Item 15 of the Form 10-K/A includes: (1) a new consent of Crowe as Exhibit 23.1 thereto; and (2) new certifications of our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2 thereto.

No other changes were made to the Original Filing. This Form 10-K/A speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date and, except as described above, does not modify or update in any way disclosures made in the Original Filing.

AMERIS BANCORP
TABLE OF CONTENTS

Page
PART IV
Item 15.	Exhibits, Financial Statement Schedules	3

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

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of November 16, 2017 by and between Ameris Bancorp and Atlantic Coast Financial Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 17, 2017).

2.2	Stock Purchase Agreement dated as of December 29, 2017 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Registration Statement on Form S-3 (Registration No. 333-223080) filed with the SEC on February 16, 2018).

2.3	Agreement and Plan of Merger dated as of January 25, 2018 by and between Ameris Bancorp and Hamilton State Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.4	Stock Purchase Agreement dated as of January 25, 2018 by and among Ameris Bancorp, Ameris Bank, William J. Villari and The Villari Family Gift Trust (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.5	Agreement and Plan of Merger dated as of December 17, 2018 by and between Ameris Bancorp and Fidelity Southern Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 17, 2018).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Bylaws of Ameris Bancorp, as amended and restated through July 1, 2019 (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006) (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.12	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007 (incorporated by reference to Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007) (incorporated by reference to Exhibit 4.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.14	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed as Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.15	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.16	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.17	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.18	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.19	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.20	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.21	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.22	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 17, 2005) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.23	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.24	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.25	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 30, 2006) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.26	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.27	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of June 17, 2004 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.28	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.29	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.30	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of September 15, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.31	Second Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.32	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.33	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of December 14, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.34	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.35	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.36	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wells Fargo Bank, National Association dated as of June 20, 2008 (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.37	First Supplemental Indenture dated as of March 11, 2016 by and between Ameris Bancorp and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.38	Form of Junior Subordinated Debt Security Due 2038 (included as Exhibit A to the Indenture filed as Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.39	Subordinated Debt Indenture dated as of March 13, 2017 by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.40	First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.41	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.42	Indenture dated as of November 10, 2005 by and between Ameris Bancorp (as successor to Hamilton State Bancshares, Inc.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.43	Second Supplemental Indenture dated as of June 29, 2018 by and among Ameris Bancorp, Hamilton State Bancshares, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.44	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.45	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and U.S. Bank National Association, dated as of June 26, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.46	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and U.S. Bank National Association, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.47	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.48	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of March 17, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.49	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.50	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.51	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.52	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.53	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.54	Second Supplemental Indenture, dated as of December 6, 2019, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.55	Form of 4.25% Fixed-to-Floating Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.56#	Form of Global Note representing Fixed/Floating Rate Subordinated Notes due 2030

4.57#	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Supplemental Executive Retirement Agreement with Edwin W. Hortman, Jr., dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.2*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.3*	Supplemental Executive Retirement Agreement with Cindi H. Lewis, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.4*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

10.5*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.6*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.7*	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.8*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.9*	Supplemental Executive Retirement Agreement by and between Ameris Bank and Edwin W. Hortman, Jr. dated as of November 7, 2016 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.10*	First Amendment to Supplemental Executive Retirement Agreement by and between Ameris Bank and Cindi H. Lewis dated as of November 7, 2016 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.11*	Retirement Agreement dated June 6, 2018 by and among Ameris Bancorp, Ameris Bank and Edwin W. Hortman, Jr. (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 6, 2018).

10.12*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on May 10, 2019).

10.13*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and James B. Miller, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.14*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.15*	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.16* #	Supplemental Executive Retirement Agreement with Lawton E. Bassett, III, dated as of November 7, 2012.

10.17* #	Form of Performance Stock Unit Grant Agreement.

21.1#	Schedule of Subsidiaries of Ameris Bancorp.

23.1**	Consent of Crowe LLP.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1**	Section 1350 Certification by Chief Executive Officer.

32.2**	Section 1350 Certification by Chief Financial Officer.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or a compensatory plan or arrangement.
** Filed herewith.
# Previously filed as an exhibit to the Original Filing.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Fidelity Southern Corporation acquired during 2019, from the scope of management's report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

AMERIS BANCORP

Date: March 20, 2020	By:	/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr.,
Chief Executive Officer (principal executive officer)