Form 10-Q
period 2020-03-31
Ameris Bancorp
filed 2020-05-11
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1456434
(State of incorporation)	(IRS Employer ID No.)

3490 Piedmont Rd N.E., Suite 1550
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

 There were 69,439,367 shares of Common Stock outstanding as of May 5, 2020.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$255,312	$246,234
Federal funds sold and interest-bearing deposits in banks	396,844	375,615
Cash and cash equivalents	652,156	621,849

Time deposits in other banks	249	249
Investment securities available for sale, at fair value	1,353,040	1,403,403
Other investments	81,754	66,919
Loans held for sale, at fair value	1,398,229	1,656,711

Loans, net of unearned income	13,094,106	12,818,476
Allowance for credit losses	(149,524)	(38,189)
Loans, net	12,944,582	12,780,287

Other real estate owned, net	21,027	19,500

Premises and equipment, net	231,347	233,102
Goodwill	931,947	931,637
Other intangible assets, net	85,955	91,586
Cash value of bank owned life insurance	176,239	175,270
Deferred income taxes, net	24,196	2,180
Other assets	323,827	259,886
Total assets	$18,224,548	$18,242,579

Liabilities
Deposits:
Noninterest-bearing	$4,226,253	$4,199,448
Interest-bearing	9,618,365	9,827,625
Total deposits	13,844,618	14,027,073
Securities sold under agreements to repurchase	15,160	20,635
Other borrowings	1,543,371	1,398,709
Subordinated deferrable interest debentures	122,890	127,560
FDIC loss-share payable, net	18,111	19,642
Other liabilities	243,248	179,378
Total liabilities	15,787,398	15,772,997

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019)	—	—
Common stock, par value $1 (100,000,000 shares authorized; 71,651,986 and 71,499,829 shares issued at March 31, 2020 and December 31, 2019, respectively)	71,652	71,500
Capital surplus	1,908,721	1,907,108
Retained earnings	460,153	507,950
Accumulated other comprehensive income (loss), net of tax	39,551	17,995
Treasury stock, at cost (2,210,712 shares and 1,995,996 shares at March 31, 2020 and December 31, 2019, respectively)	(42,927)	(34,971)
Total shareholders’ equity	2,437,150	2,469,582
Total liabilities and shareholders’ equity	$18,224,548	$18,242,579

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income
Interest and fees on loans	$171,242	$112,401
Interest on taxable securities	10,082	9,043
Interest on nontaxable securities	157	156
Interest on deposits in other banks and federal funds sold	1,287	3,329
Total interest income	182,768	124,929

Interest expense
Interest on deposits	24,102	21,684
Interest on other borrowings	10,721	3,850
Total interest expense	34,823	25,534

Net interest income	147,945	99,395
Provision for loan losses	37,047	3,408
Provision for unfunded commitments	4,000	—
Provision for credit losses	41,047	3,408
Net interest income after provision for credit losses	106,898	95,987

Noninterest income
Service charges on deposit accounts	11,844	11,646
Mortgage banking activity	35,333	14,677
Other service charges, commissions and fees	1,128	789
Net gain (loss) on securities	(9)	66
Other noninterest income	6,083	3,593
Total noninterest income	54,379	30,771

Noninterest expense
Salaries and employee benefits	75,946	38,332
Occupancy and equipment expense	12,028	8,204
Data processing and communications expenses	11,954	8,391
Credit resolution-related expenses	2,198	911
Advertising and marketing expense	2,358	1,741
Amortization of intangible assets	5,631	3,132
Merger and conversion charges	540	2,057
Other noninterest expenses	27,398	12,657
Total noninterest expense	138,053	75,425

Income before income tax expense	23,224	51,333
Income tax expense	3,902	11,428
Net income	19,322	39,905

Other comprehensive income
Net unrealized holding gains arising during period on investment securities available for sale, net of tax expense of $5,756 and $1,028	21,653	3,867
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $0 and $(12)	—	(46)
Unrealized losses on cash flow hedges arising during period, net of tax benefit of $(26) and $(46)	(97)	(173)
Other comprehensive income	21,556	3,648
Total comprehensive income	$40,878	$43,553

Basic earnings per common share	$0.28	$0.84
Diluted earnings per common share	$0.28	$0.84
Weighted average common shares outstanding (in thousands)
Basic	69,248	47,366
Diluted	69,502	47,456
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2020

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	118,625	119	171	—	—	—	—	290
Proceeds from exercise of stock options	33,532	33	668	—	—	—	—	701
Share-based compensation	—	—	774	—	—	—	—	774
Purchase of treasury shares	—	—	—	—	—	214,716	(7,956)	(7,956)
Net income	—	—	—	19,322	—	—	—	19,322
Dividends on common shares ($0.15 per share)	—	—	—	(10,415)	—	—	—	(10,415)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income (loss) during the period	—	—	—	—	21,556	—	—	21,556
Balance at end of period	71,651,986	$71,652	$1,908,721	$460,153	$39,551	2,210,712	$(42,927)	$2,437,150

	Three Months Ended March 31, 2019

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount	Total Shareholders' Equity
Balance at beginning of period	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347
Issuance of restricted shares	103,794	103	812	—	—	—	—	915
Proceeds from exercise of stock options	7,708	8	46	—	—	—	—	54
Share-based compensation	—	—	748	—	—	—	—	748
Purchase of treasury shares	—	—	—	—	—	26,134	(998)	(998)
Net income	—	—	—	39,905	—	—	—	39,905
Dividends on common shares ($0.10 per share)	—	—	—	(4,759)	—	—	—	(4,759)
Cumulative effect of change in accounting for leases	—	—	—	(276)	—	—	—	(276)
Other comprehensive income (loss) during the period	—	—	—	—	3,648	—	—	3,648
Balance at end of period	49,126,427	$49,126	$1,053,190	$412,005	$(1,178)	1,541,118	$(17,559)	$1,495,584

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$19,322	$39,905
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	3,916	2,623
Net losses on sale or disposal of premises and equipment including write-downs	125	348
Net write-downs on other assets	417	571
Provision for credit losses	41,047	3,408
Net losses on sale of other real estate owned including write-downs	885	9
Share-based compensation expense	559	1,152
Amortization of intangible assets	5,631	3,132
Amortization of operating lease right-of-use assets	3,400	1,547
Provision for deferred taxes	(7,333)	2,963
Net amortization of investment securities available for sale	1,385	819
Net (gain) loss on securities	9	(66)
Accretion of discount on purchased loans, net	(6,320)	(2,632)
Accretion on other borrowings	46	18
Accretion on subordinated deferrable interest debentures	485	342
Loan servicing asset impairment	22,165	—
Originations of mortgage loans held for sale	(1,252,379)	(296,197)
Payments received on mortgage loans held for sale	14,957	194
Proceeds from sales of mortgage loans held for sale	1,530,122	305,473
Net gains on sale of mortgage loans held for sale	(40,809)	(11,484)
Originations of SBA loans	(11,647)	(9,515)
Proceeds from sales of SBA loans	20,062	11,870
Net gains on sale of SBA loans	(1,824)	(1,113)
Increase in cash surrender value of bank owned life insurance	(969)	(501)
Changes in FDIC loss-share payable, net of cash payments	(1,506)	1,141
Change attributable to other operating activities	(40,757)	5,670
Net cash provided by operating activities	300,989	59,677

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	—	3,441
Purchases of securities available for sale	—	(146,874)
Proceeds from prepayments and maturities of securities available for sale	76,386	43,942
Proceeds from sales of securities available for sale	—	64,995
Net (increase) decrease in other investments	(14,844)	(694)
Net (increase) decrease in loans	(264,063)	24,041
Purchases of premises and equipment	(3,572)	(1,550)
Proceeds from sales of premises and equipment	—	275
Proceeds from sales of other real estate owned	1,284	2,610
Payments paid to FDIC under loss-share agreements	(25)	(1,794)
Net cash and cash equivalents received in acquisitions	2	—
Net cash used in investing activities	(204,832)	(11,608)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Financing Activities, net of effects of business combinations
Net (decrease) increase in deposits	$(182,455)	$151,562
Net decrease in securities sold under agreements to repurchase	(5,475)	(16,125)
Proceeds from other borrowings	2,770,000	—
Repayment of other borrowings	(2,625,084)	(338)
Repayment of subordinated deferrable interest debentures	(5,155)	—
Proceeds from exercise of stock options	701	54
Dividends paid - common stock	(10,426)	(4,751)
Purchase of treasury shares	(7,956)	(998)
Net cash provided by (used in) financing activities	(65,850)	129,404

Net increase in cash and cash equivalents	30,307	177,473
Cash and cash equivalents at beginning of period	621,849	679,527
Cash and cash equivalents at end of period	$652,156	$857,000

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$35,234	$25,741
Income taxes	(77)	49
Loans transferred to other real estate owned	3,674	2,787
Loans provided for the sales of other real estate owned	299	75
Initial recognition of operating lease right-of-use assets	—	27,286
Initial recognition of operating lease liabilities	—	29,651
Right-of-use assets obtained in exchange for new operating lease liabilities	2,889	—
Assets acquired in business acquisitions	—	1,335
Liabilities assumed in business acquisitions	—	(792)
Change in unrealized gain (loss) on securities available for sale, net of tax	21,653	3,821
Change in unrealized gain (loss) on cash flow hedge, net of tax	(97)	(173)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2020

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2020, the Bank operated 170 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The required reserve rate was set to 0% effective March 26, 2020 and, accordingly, the Bank had no reserve requirement at March 31, 2020. The reserve requirement as of December 31, 2019 was $109.7 million and was met by cash on hand and balances at the Federal Reserve Bank of Atlanta which are reported on the Company's consolidated balance sheets in cash and due from banks and federal funds sold and interest-bearing deposits in banks, respectively.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Accounting Standards Adopted in 2020

ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires that application development stage implementation costs incurred in a Cloud Computing Arrangement ("CCA") that are service contracts be capitalized and amortized over the term of the hosting arrangement, including renewal option terms if the customer entity is reasonably certain to exercise the option. Costs incurred in the preliminary project and post-implementation stages are expensed as incurred. Training costs and certain data conversion costs also cannot be capitalized for a CCA that is a service contract. Amortization expense of capitalized implementation costs will be presented in the same income statement caption as the CCA fees. Similarly, capitalized implementation costs will be presented in the same balance sheet caption as any prepaid CCA fees, and cash flows from capitalized implementation costs will be classified in the statement of cash flows in the same manner as payments made for the CCA fees. The requirements of ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. During the first quarter of 2020, the Company adopted the provision of ASU 2018-15, and the adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13). ASU 2018-13 changes fair value measurement disclosure requirements by removing certain requirements, modifying certain requirements and adding certain new requirements. Disclosure requirements removed include the following: transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for determining when transfers between any of the three levels have occurred; the valuation processes for Level 3 measurements; and the changes in unrealized gains or losses presented in earnings for Level 3 instruments held at end of the reporting period. Disclosure requirements that have been modified include the following: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and clarification that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date. New disclosure requirements include the following: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used for Level 3 measurements or disclosure of other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs. ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. During the first quarter of 2020, the Company adopted the provision of ASU 2018-13, and the adoption did not have a material impact on the Company's consolidated financial statements.

ASU 2017-04 – Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard must be adopted using a prospective basis and the nature and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. During the first quarter of 2020, the Company adopted the provision of ASU 2017-04, and the adoption did not have a material impact on the Company's consolidated financial statements.

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

The Company adopted ASU 2016-13 and all related subsequent amendments thereto effective January 1, 2020 using the modified retrospective approach. The Company recognized an increase in the allowance for credit losses on loans of $78.7 million, an increase in the allowance for unfunded commitments of $12.7 million and a reduction of retained earnings of $56.7 million, net of the increase in deferred tax assets of $19.0 million.

The Company adopted ASU 2016-13 using the prospective transition approach for purchased financial assets with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASU 310-30. In accordance with ASU 2016-13, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The Company determined $15.6 million of existing discounts on PCD loans was related to credit factors and was reclassified to the ACL upon adoption. The remaining discount on the PCD assets was determined to be related to noncredit factors and will be accreted into interest income on a level-yield method over the life of the loans.

In addition, for available-for-sale debt securities, the new methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. There was no financial impact related to this implementation. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2020 and 2019. Accrued interest receivable on available-for-sale debt securities totaled $5.3 million as of March 31, 2020. Refer to Note 3 for additional information.

Allowance for Credit Losses – Loans

Under the current expected credit loss model, the allowance for credit losses (“ACL”) on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $43.6 million at March 31, 2020.

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses the discounted cash flow (“DCF”) method, the vintage method, the PD×LGD method or a qualitative approach as discussed further below.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts.

The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial, financial, and agricultural - These loans include both secured and unsecured loans for working capital, expansion, crop production and other business purposes. Commercial, financial and agricultural loans also include certain U.S. Small Business Administration (“SBA”) loans. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

Consumer installment - These loans include home improvement loans, direct automobile loans, boat and recreational vehicle financing, and both secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

Indirect automobile - Indirect automobile loans are secured by automobile collateral, generally new and used cars and trucks from auto dealers that operate within selected states. Repayment of these loans depends largely on the personal income of the borrowers which can be affected by changes in economic conditions such as unemployment levels. Collateral consists of rapidly depreciating assets that may not provide an adequate source of repayment of the loan in the event of default.

Mortgage warehouse - Mortgage Warehouse facilities are provided to unaffiliated mortgage origination companies and are collateralized by one-to-four family residential loans or mortgage servicing rights. The originator closes new mortgage loans with the intent to sell these loans to third party investors for a profit. The Bank provides funding to the mortgage companies for the period between the origination and their sale of the loan. The Bank has a policy that requires that it separately validate that each residential mortgage loan was underwritten consistent with the underwriting requirements of the final investor or market standards prior to advancing funds. The Bank is repaid with the proceeds received from sale of the mortgage loan to the final investor.

Municipal - Municipal loans consists of loans made to counties, municipalities and political subdivisions. The source of repayment for these loans is either general revenue of the municipality or revenues of the project being financed by the loan. These loans may be secured by real estate, machinery, equipment or assignment of certain revenues.

Premium Finance - Premium finance provides loans for the acquisition of certain commercial insurance policies. Repayment of these loans is dependent on the cash flow of the insured which can be affected by changes in economic conditions. The Bank has procedures in place to cancel the insurance policy after default by the borrower to minimize the risk of loss.

Real Estate - Construction and Development - Construction and development loans include loans for the development of residential neighborhoods, one-to-four family home residential construction loans to builders and consumers, and commercial real estate construction loans, primarily for owner-occupied and investment properties. The Company limits its construction lending risk through adherence to established underwriting procedures.

Real Estate - Commercial and Farmland - Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Real Estate - Residential - The Company's residential loans represent permanent mortgage financing and are secured by residential properties located within the Bank's market areas. Residential real estate loans also include purchased loan pools secured by residential properties located outside the Bank's market area.

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for the commercial, financial and agricultural, consumer installment, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data adjusted based upon peer data.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, the Company uses a combination of national and regional data including gross domestic product, home price indices, unemployment rates, retail sales, and rental vacancy rates depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

Vintage Method

The Company uses a vintage method to estimate expected credit losses for the indirect automobile loans segment. The Company’s vintage analysis is based on loss rates by origination date and includes data on loan amounts, loan charge-offs and recoveries by date. Using this information, vintage tables are created to evaluate loss rate patterns and develop estimated losses by vintage year. Once the tables have been calculated, reserves are estimated by multiplying the balance of a given origination year by the remaining loss to be experienced by that vintage.

PD×LGD Method

The Company uses the PD×LGD method to estimate expected credit losses (“EL”) for the premium finance and municipal loan segments. Under the PD×LGD method, the loss rate is a function of two components: (1) the lifetime default rate (“PD”); and (2) the loss given default (“LGD”). For the premium finance loan segment, calculations of lifetime default rates and corresponding loss given default rates of static pools are performed. The PD×LGD method uses the default rates and loss given default rates of different static pools to quantify the relationship between those rates and the credit mix of the pools and applies that relationship on a going forward basis. The Company has not incurred any historical defaults or charge offs in its municipal portfolio. Therefore, in lieu of historical loss rates, the Company applies historical benchmarking PD and LGD ratios provided by a reputable and independent third party to the current municipal loan balance.

Qualitative Factors

The Company uses qualitative factors for model risk uncertainty as well as for loan segment specific risks that cannot be addressed in the quantitative methods. In particular, the warehouse loan segment uses a qualitative factor for fraud losses based upon historical fraud loss data since the Company has not experienced any credit related losses in this loan segment to date.

Individually Evaluated Assets

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

A loan that has been modified or renewed is considered a troubled debt restructuring (“TDR”) when two conditions are met: (1) the borrower is experiencing financial difficulty; and (2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees and is included in other liabilities on the Company’s consolidated balance sheets.

Guidance on Non-TDR Loan Modifications due to COVID-19

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the novel coronavirus pandemic (“COVID-19”) and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (“TDRs”). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Accounting Standards Pending Adoption

ASU No. 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments, which are elective, provide expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. The optional expedients for contract modifications apply consistently for all contracts or transactions within the relevant Codification Topic, Subtopic, or Industry Subtopic that contains the guidance that otherwise would be required to be applied, while those for hedging relationships can be elected on an individual hedging relationship basis. Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company has established a working committee with representatives from relevant functional areas to inventory the contracts and accounts that are tied to LIBOR and develop a transition plan for the affected items. The Company is currently evaluating the impact of adopting ASU 2020-04 on the consolidated financial statements.

ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain technical exceptions. ASU 2019-12 also clarifies and amends the accounting for income taxes in certain areas including, among others: (i) franchise taxes that are partially based on income; (ii) whether step ups in the tax basis of goodwill should be considered part of the acquisition to which it related or recognized as a separate transaction; and (iii) requiring the effect of an enacted change in tax laws or rates to be reflected in the annual effective tax rate computation in the interim period that includes the enactment date. The Company expects to apply the amendments in this update on a modified retrospective basis for the provision related to franchise taxes and prospectively for all other amendments. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated balance sheet, consolidated statement of income and comprehensive income, consolidated statement of shareholders’ equity and consolidated statement of cash flows, but it is not expected to have a material impact.

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

The following table presents the assets acquired and liabilities assumed of Fidelity as of July 1, 2019, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of July 1, 2019, to assign fair values to assets acquired and liabilities assumed, which could result in further adjustments to the fair values presented below. At March 31, 2020, management continues to evaluate fair value adjustments related to loans, premises, intangibles, interest-bearing deposits, other borrowings, subordinated deferrable interest debentures and deferred taxes.

(dollars in thousands)	As Recorded by Fidelity	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$26,264	$—		$2	(o)	$26,266
Federal funds sold and interest-bearing deposits in banks	217,936	—		—		217,936
Investment securities	299,341	(1,444)	(a)	—		297,897
Other investments	7,449	—		—		7,449
Loans held for sale	328,657	(1,290)	(b)	—		327,367
Loans	3,587,412	(79,002)	(c)	3,235	(p)	3,511,645
Less allowance for loan losses	(31,245)	31,245	(d)	—		—
Loans, net	3,556,167	(47,757)		3,235		3,511,645
Other real estate owned	7,605	(427)	(e)	—		7,178
Premises and equipment	93,662	11,407	(f)	(2,431)	(q)	102,638
Other intangible assets, net	10,670	39,940	(g)	—		50,610
Cash value of bank owned life insurance	72,328	—		—		72,328
Deferred income taxes, net	104	(104)	(h)	—		—
Other assets	157,863	998	(i)	(14,710)	(r)	144,151
Total assets	$4,778,046	$1,323		$(13,904)		$4,765,465
Liabilities
Deposits:
Noninterest-bearing	$1,301,829	$—		$—		$1,301,829
Interest-bearing	2,740,552	942	(j)	—		2,741,494
Total deposits	4,042,381	942		—		4,043,323
Securities sold under agreements to repurchase	22,345	—		—		22,345
Other borrowings	149,367	2,265	(k)	(300)	(s)	151,332
Subordinated deferrable interest debentures	46,393	(9,675)	(l)	—		36,718
Deferred tax liability, net	12,222	(11,401)	(m)	7,694	(t)	8,515
Other liabilities	65,027	538	(n)	(839)	(u)	64,726
Total liabilities	4,337,735	(17,331)		6,555		4,326,959
Net identifiable assets acquired over (under) liabilities assumed	440,311	18,654		(20,459)		438,506
Goodwill	—	410,348		20,459		430,807
Net assets acquired over liabilities assumed	$440,311	$429,002		$—		$869,313
Consideration:
Ameris Bancorp common shares issued	22,181,522
Price per share of the Company's common stock	39.19
Company common stock issued	$869,294
Cash exchanged for shares	$19
Fair value of total consideration transferred	$869,313
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
(o)Subsequent to acquisition, cash and due from banks were adjusted for Fidelity reconciling items
(p)Adjustment reflects additional recording of fair value adjustments of the acquired loan portfolio.
(q)Adjustment reflects additional recording of fair value adjustments to premises and equipment.
(r)Adjustment reflects additional recording of fair value adjustments to other assets and includes a reclassification of deferred income taxes to current income taxes.
(s)Adjustment reflects additional recording of fair value adjustments to other borrowings.
(t)Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and includes a reclassification of deferred income taxes to current income taxes.
(u)Adjustment reflects additional recording of fair value adjustments to other liabilities.

Goodwill of $430.8 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Fidelity acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $3.51 billion of loans at fair value, net of $75.8 million, or 2.11%, estimated discount to the acquired carrying value. Of the total loans acquired, management identified $120.7 million that were considered to be credit impaired and were accounted for under ASC Topic 310-30 prior to the adoption of ASC 326 on January 1, 2020. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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

Pro Forma Financial Information

The results of operations of Fidelity subsequent to its acquisition date are included in the Company’s consolidated statements of income and comprehensive income. The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the acquisitions had occurred on January 1, 2019, unadjusted for potential cost savings. Merger and conversion charges are not included in the pro forma information below.

	Three Months Ended March 31,
(dollars in thousands, except per share data; shares in thousands)	2020	2019
Net interest income and noninterest income	$202,324	$192,254
Net income	$19,750	$47,853
Net income available to common shareholders	$19,750	$47,853
Income per common share available to common shareholders – basic	$0.29	$0.69
Income per common share available to common shareholders – diluted	$0.28	$0.69
Average number of shares outstanding, basic	69,248	69,548
Average number of shares outstanding, diluted	69,502	69,638

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
U.S. government sponsored agencies	$22,227	$484	$—	$22,711
State, county and municipal securities	94,318	2,785	—	97,103
Corporate debt securities	51,700	495	(127)	52,068
SBA pool securities	68,909	1,484	(118)	70,275
Mortgage-backed securities	1,065,512	45,552	(181)	1,110,883
Total debt securities	$1,302,666	$50,800	$(426)	$1,353,040

December 31, 2019
U.S. government sponsored agencies	$22,246	$116	$—	$22,362
State, county and municipal securities	102,952	2,310	(2)	105,260
Corporate debt securities	51,720	1,281	(2)	52,999
SBA pool securities	73,704	617	(409)	73,912
Mortgage-backed securities	1,129,816	19,937	(883)	1,148,870
Total debt securities	$1,380,438	$24,261	$(1,296)	$1,403,403

The amortized cost and estimated fair value of debt securities available for sale securities as of March 31, 2020, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,753	$33,022
Due from one year to five years	60,227	61,576
Due from five to ten years	82,608	84,851
Due after ten years	61,566	62,708
Mortgage-backed securities	1,065,512	1,110,883
	$1,302,666	$1,353,040

Securities with a carrying value of approximately $658.5 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at March 31, 2020, compared with $679.6 million at December 31, 2019.

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2020
State, county and municipal securities	$548	$—	$—	$—	$548	$—
Corporate debt securities	13,438	(127)	—	—	13,438	(127)
SBA pool securities	3,814	(13)	4,168	(105)	7,982	(118)
Mortgage-backed securities	12,250	(112)	2,297	(69)	14,547	(181)
Total debt securities	$30,050	$(252)	$6,465	$(174)	$36,515	$(426)

December 31, 2019
State, county and municipal securities	$803	$(2)	$—	$—	$803	$(2)
Corporate debt securities	2,573	(2)	—	—	2,573	(2)
SBA pool securities	28,521	(285)	4,825	(124)	33,346	(409)
Mortgage-backed securities	99,279	(416)	52,326	(467)	151,605	(883)
Total debt securities	$131,176	$(705)	$57,151	$(591)	$188,327	$(1,296)

As of March 31, 2020, the Company’s security portfolio consisted of 547 securities, 24 of which were in an unrealized loss position. At March 31, 2020, the Company held nine mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At March 31, 2020, the Company held ten SBA pool securities, one state, county and municipal security and four corporate securities that were in an unrealized loss position.

During 2020 and 2019, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at March 31, 2020 or December 31, 2019.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2020, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2020, management believes the unrealized losses have resulted from factors other than credit and no allowance for credit losses was recorded.

At March 31, 2020 and December 31, 2019, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the three months ended March 31, 2020 and 2019:

(dollars in thousands)	March 31, 2020	March 31, 2019
Gross gains on sales of securities	$—	$522
Gross losses on sales of securities	—	(464)
Net realized gains on sales of securities available for sale	$—	$58

Sales proceeds	$—	$64,995

Total gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three months ended March 31, 2020 and 2019:

(dollars in thousands)	March 31, 2020	March 31, 2019
Net realized gains on sales of securities available for sale	$—	$58
Unrealized holding gains (losses) on equity securities	(9)	8
Total gain (loss) on securities	$(9)	$66

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. The Bank also offers certain SBA and commercial insurance premium finance loans nationally.

The Bank concentrates the majority of its lending activities in real estate loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. A substantial portion of the Bank’s loans are secured by real estate in the Bank’s primary market area. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in real estate conditions in the Bank’s primary market area.

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial, financial and agricultural	$827,392	$802,171
Consumer installment	520,592	498,577
Indirect automobile	937,736	1,061,824
Mortgage warehouse	547,328	526,369
Municipal	749,633	564,304
Premium finance	661,845	654,669
Real estate – construction and development	1,628,367	1,549,062
Real estate – commercial and farmland	4,516,451	4,353,039
Real estate – residential	2,704,762	2,808,461
	$13,094,106	$12,818,476

The following is a summary of changes in the accretable discounts of purchased loans during the three months ended March 31, 2019:

(dollars in thousands)	March 31, 2019
Balance, January 1	$40,496
Additions due to acquisitions	—
Accretion	(2,980)
Accretable discounts removed due to charge-offs	—
Transfers between non-accretable and accretable discounts, net	(1,869)
Ending balance	$35,647

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial, financial and agricultural	$10,457	$9,236
Consumer installment	897	831
Indirect automobile	1,732	1,746
Premium finance	579	600
Real estate – construction and development	2,437	1,988
Real estate – commercial and farmland	26,575	23,797
Real estate – residential	35,189	36,926
	$77,866	$75,124

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2020.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	March 31, 2020
Real estate – commercial and farmland	$610
Real estate – residential	2,772
$3,382

The following table presents an analysis of past-due loans as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2020
Commercial, financial and agricultural	$5,511	$1,510	$6,211	$13,232	$814,160	$827,392	$—
Consumer installment	3,784	1,432	1,416	6,632	513,960	520,592	856
Indirect automobile	4,698	712	1,462	6,872	930,864	937,736	10
Mortgage warehouse	—	—	—	—	547,328	547,328	—
Municipal	—	—	—	—	749,633	749,633	—
Premium finance	9,066	2,031	11,665	22,762	639,083	661,845	11,086
Real estate – construction and development	9,363	655	2,390	12,408	1,615,959	1,628,367	—
Real estate – commercial and farmland	19,944	2,500	18,699	41,143	4,475,308	4,516,451	—
Real estate – residential	34,179	9,939	30,691	74,809	2,629,953	2,704,762	22
Total	$86,545	$18,779	$72,534	$177,858	$12,916,248	$13,094,106	$11,974

December 31, 2019
Commercial, financial and agricultural	$3,609	$2,251	$6,484	$12,344	$789,827	$802,171	$—
Consumer installment	3,488	1,336	1,452	6,276	492,301	498,577	922
Indirect automobile	5,978	1,067	1,522	8,567	1,053,257	1,061,824	21
Mortgage warehouse	—	—	—	—	526,369	526,369	—
Municipal	—	—	—	—	564,304	564,304	—
Premium finance	13,801	8,022	5,411	27,234	627,435	654,669	4,811
Real estate – construction and development	7,785	1,224	1,583	10,592	1,538,470	1,549,062	—
Real estate – commercial and farmland	7,404	3,405	15,598	26,407	4,326,632	4,353,039	—
Real estate – residential	46,226	15,277	31,083	92,586	2,715,875	2,808,461	—
Total	$88,291	$32,582	$63,133	$184,006	$12,634,470	$12,818,476	$5,754

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. These loans are written down to the lower of cost or collateral value less estimated selling costs. As of March 31, 2020, there were $70.0 million of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

Impaired Loans

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. Impaired loans include loans on nonaccrual status and accruing troubled debt restructurings. When determining if the Company would be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement, the Company considered the borrower’s capacity to pay, which included such factors as the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations and an evaluation of secondary sources of repayment, such as guarantor support and collateral value. The Company individually assessed for impairment all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000 (including all troubled debt restructurings, whether or not currently classified as such). The tables below include all loans deemed impaired, whether or not individually assessed for impairment. If a loan was deemed impaired, a specific valuation allowance was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the collateral. Interest payments on impaired loans were typically applied to principal unless collectability of the principal amount was reasonably assured, in which case interest was recognized on a cash basis.

The following is a summary of information pertaining to impaired loans:

	As of and for the Period Ended
(dollars in thousands)	December 31, 2019	March 31, 2019
Nonaccrual loans	$75,124	$41,879
Troubled debt restructurings not included above	29,609	30,906
Total impaired loans	$104,733	$72,785

Quarter-to-date interest income recognized on impaired loans	$1,201	$854
Quarter-to-date foregone interest income on impaired loans	$1,044	$729

The following table presents an analysis of information pertaining to impaired loans as of December 31, 2019 and March 31, 2019:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
December 31, 2019
Commercial, financial and agricultural	$18,438	$1,911	$7,840	$9,751	$1,542	$9,073
Consumer installment	2,179	839	—	839	—	420
Indirect automobile	1,845	1,746	—	1,746	—	1,481
Premium finance	757	—	757	757	156	758
Real estate – construction and development	4,893	1,319	1,605	2,924	204	5,277
Real estate – commercial and farmland	42,515	12,147	18,381	30,528	953	30,749
Real estate – residential	62,675	13,413	44,775	58,188	3,592	70,723
Total	$133,302	$31,375	$73,358	$104,733	$6,447	$118,481

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment
March 31, 2019
Commercial, financial and agricultural	$12,886	$3,666	$1,687	$5,353	$180	$4,126
Consumer installment	1,133	1,031	—	1,030	—	1,031
Real estate – construction and development	15,022	1,226	7,103	8,329	706	8,250
Real estate – commercial and farmland	20,514	2,209	15,406	17,615	1,248	18,414
Real estate – residential	42,918	15,715	24,742	40,458	1,341	39,634
Total	$92,473	$23,847	$48,938	$72,785	$3,475	$71,455

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

Grade 5 – Fair Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity but exhibits a loan-to-value ratio greater than 110%, based on a documented collateral valuation. Certain loans approved for modification in response to the COVID-19 pandemic were assigned risk grade 5 out of an abundance of caution.

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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. There were no loans risk graded 9 at March 31, 2020.

	Term Loans
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
Commercial, Financial and Agricultural
Risk Grade:
1	$1,492	$4,751	$2,019	$771	$696	$5,647	$8,098	$—	$23,474
2	38	1,413	957	6,503	117	2,409	6,413	—	17,850
3	29,139	66,134	22,793	18,347	10,487	6,613	78,883	—	232,396
4	17,656	99,490	104,684	60,227	25,697	30,166	112,462	—	450,382
5	7,082	14,084	12,095	11,354	3,017	11,995	16,199	—	75,826
6	—	390	1,530	649	270	1,269	1,845	—	5,953
7	—	333	1,158	2,599	711	3,738	12,733	—	21,272
8	—	239	—	—	—	—	—	—	239
Total commercial, financial and agricultural loans	$55,407	$186,834	$145,236	$100,450	$40,995	$61,837	$236,633	$—	$827,392
Consumer Installment
Risk Grade:
1	$1,973	$6,918	$2,697	$1,065	$200	$112	$624	$—	$13,589
2	—	5	86	3	—	96	43	—	233
3	5,623	12,432	5,632	2,162	2,016	954	3,735	—	32,554
4	68,942	139,741	145,674	81,547	21,034	11,078	4,104	—	472,120
5	10	58	20	69	91	385	9	—	642
6	—	15	14	5	51	81	—	—	166
7	—	193	143	175	213	452	112	—	1,288
Total consumer installment	$76,548	$159,362	$154,266	$85,026	$23,605	$13,158	$8,627	$—	$520,592
Indirect Automobile
Risk Grade:
2	$—	$—	$141	$40	$9,226	$6,177	$—	$—	$15,584
3	—	50,064	269,735	291,917	175,293	129,460	—	—	916,469
4	—	996	—	—	—	—	—	—	996
7	—	35	473	711	1,594	1,874	—	—	4,687
Total indirect automobile	$—	$51,095	$270,349	$292,668	$186,113	$137,511	$—	$—	$937,736
Mortgage Warehouse
Risk Grade:
3	$—	$—	$—	$—	$—	$—	$547,328	$—	$547,328
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$547,328	$—	$547,328

	Term Loans
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
Municipal
Risk Grade:
1	$199,851	$12,806	$36,333	$178,779	$176,282	$133,614	$—	$—	$737,665
2	—	—	—	—	—	2,639	—	—	2,639
3	—	806	—	6,300	—	1,627	—	—	8,733
4	—	—	—	—	—	596	—	—	596
Total municipal	$199,851	$13,612	$36,333	$185,079	$176,282	$138,476	$—	$—	$749,633
Premium Finance
Risk Grade:
2	$324,711	$320,085	$2,751	$1,352	$321	$960	$—	$—	$650,180
7	—	7,990	113	—	3,466	96	—	—	11,665
Total premium finance	$324,711	$328,075	$2,864	$1,352	$3,787	$1,056	$—	$—	$661,845
Real Estate – Construction and Development
Risk Grade:
2	$—	$—	$—	$—	$—	$22	$—	$—	$22
3	29,824	83,506	24,815	7,930	4,192	10,450	1,487	—	162,204
4	94,621	638,391	302,673	102,194	13,439	38,513	88,208	—	1,278,039
5	17	36,633	45,990	16,283	22,066	17,361	24,323	—	162,673
6	—	3,889	7,595	2,805	761	4,719	115	—	19,884
7	—	607	354	642	103	3,715	124	—	5,545
Total real estate – construction and development	$124,462	$763,026	$381,427	$129,854	$40,561	$74,780	$114,257	$—	$1,628,367
Real Estate – Commercial and Farmland
Risk Grade:
1	$—	$—	$204	$—	$—	$—	$—	$—	$204
2	842	574	579	2,248	5,310	17,267	1,998	—	28,818
3	120,521	397,469	173,358	232,985	218,717	341,457	64,639	—	1,549,146
4	66,287	421,177	370,277	280,928	231,586	538,615	31,941	—	1,940,811
5	46,316	125,732	103,005	177,642	152,518	246,543	3,410	—	855,166
6	—	7,793	8,615	8,363	13,160	33,336	355	—	71,622
7	1,117	1,242	3,073	5,507	11,038	48,232	475	—	70,684
Total real estate – commercial and farmland	$235,083	$953,987	$659,111	$707,673	$632,329	$1,225,450	$102,818	$—	$4,516,451

	Term Loans
As of March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
Real Estate - Residential
Risk Grade:
1	$—	$—	$—	$—	$—	$25	$—	$—	$25
2	—	428	32	130	1,686	66,302	1,869	—	70,447
3	130,436	560,981	355,435	267,876	215,327	551,033	240,959	1,956	2,324,003
4	8,257	22,733	26,359	14,195	14,311	71,260	53,612	61	210,788
5	101	3,671	2,340	4,482	5,142	15,730	5,354	—	36,820
6	—	1,295	894	200	335	5,438	1,097	—	9,259
7	323	8,321	7,001	8,083	3,475	19,624	6,593	—	53,420
Total real estate - residential	$139,117	$597,429	$392,061	$294,966	$240,276	$729,412	$309,484	$2,017	$2,704,762

The following table presents the loan portfolio by risk grade as of December 31, 2019 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Total
1	$22,396	$13,184	$—	$—	$552,062	$—	$—	$208	$27	$587,877
2	18,937	1,233	18,354	—	2,690	654,069	17,535	35,299	92,255	840,372
3	215,180	33,314	1,033,861	526,369	8,925	—	90,124	1,720,039	2,406,587	6,034,399
4	482,146	449,224	4,009	—	627	—	1,377,674	2,348,083	222,779	4,884,542
5	33,317	208	—	—	—	—	41,759	133,119	24,618	233,021
6	4,901	213	—	—	—	—	17,223	53,941	10,132	86,410
7	25,294	1,191	5,600	—	—	600	4,747	62,350	52,063	151,845
8	—	8	—	—	—	—	—	—	—	8
9	—	2	—	—	—	—	—	—	—	2
Total	$802,171	$498,577	$1,061,824	$526,369	$564,304	$654,669	$1,549,062	$4,353,039	$2,808,461	$12,818,476

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2020 and 2019 totaling $71.3 million and $26.9 million, respectively, under such parameters. During the three months ended March 31, 2020, the Company additionally modified $147.8 million in loans for borrowers impacted by the COVID-19 pandemic. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed as troubled debt restructurings.

As of March 31, 2020 and December 31, 2019, the Company had a balance of $36.2 million and $35.2 million, respectively, in troubled debt restructurings. The Company has recorded $2.0 million and $1.9 million in previous charge-offs on such loans at March 31, 2020 and December 31, 2019, respectively. The Company’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $2.7 million and $3.7 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ended March 31, 2020 and 2019, the Company modified loans as troubled debt restructurings with principal balances of $1.0 million and $2.9 million, respectively, and these modifications did not have a material impact on the Company’s allowance for loan loss. The following table presents the loans by class modified as troubled debt restructurings which occurred during the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$7
Consumer installment	1	9	6	45
Real estate – construction and development	—	—	—	—
Real estate – commercial and farmland	1	64	1	33
Real estate – residential	8	903	17	2,849
Total	10	$976	25	$2,934
Troubled debt restructurings with an outstanding balance of $3.0 million and $1.7 million defaulted during the three months ended March 31, 2020 and 2019, respectively, and these defaults did not have a material impact on the Company’s allowance for loan loss. The following table presents for loans the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$200	1	$3
Consumer installment	—	—	2	28
Real estate – construction and development	2	287	—	—
Real estate – commercial and farmland	2	681	1	163
Real estate – residential	19	1,800	15	1,474
Total	24	$2,968	19	$1,668

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at March 31, 2020 and December 31, 2019:

March 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$575	15	$334
Consumer installment	4	4	27	105
Premium finance	1	159	—	—
Real estate – construction and development	5	925	4	289
Real estate – commercial and farmland	19	5,587	9	2,415
Real estate – residential	212	22,775	39	3,078
Total	246	$30,025	94	$6,221

December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$516	17	$335
Consumer installment	4	8	27	107
Premium finance	1	156	—	—
Real estate – construction and development	6	936	3	253
Real estate – commercial and farmland	21	6,732	8	2,071
Real estate – residential	197	21,261	40	2,857
Total	234	$29,609	95	$5,623

 Allowance for Credit Losses

The allowance for credit losses represents an allowance for expected losses over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company reasonably expects to execute a troubled debt restructuring with a borrower. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

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

During the three months ended, March 31, 2020, the allowance for credit losses increases primarily due to deterioration in forecasted macroeconomic factors resulting from the COVID-19 pandemic. The current forecast reflects, among other things, a decline in GDP and elevated unemployment levels through the forecast period compared to the forecast at the time of adoption of ASC 326 on January 1, 2020. In addition, a specific qualitative factor was incorporated to reflect elevated collection risk in our premium finance loan segment resulting from governmental requirements to defer insurance premium loan payments for 60 days to borrowers experiencing financial difficulty in New York and New Jersey and allow deferred payments to be paid equally over twelve months.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three-month periods ended March 31, 2020 and March 31, 2019 and end of period balances by portfolio segment as of March 31, 2020, December 31, 2019 and March 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2019	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASU 2016-13	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	3,080	4,149	564	(1)	130	4,634
Loans charged off	(2,486)	(1,142)	(1,231)	—	—	(831)
Recoveries of loans previously charged off	362	643	22	—	—	684
Balance, March 31, 2020	$8,110	$15,446	$3,464	$1,102	$522	$11,508

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2019	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASU 2016-13	12,248	27,073	19,790	78,661
Provision for loan losses	6,734	15,858	1,899	37,047
Loans charged off	—	(928)	(100)	(6,718)
Recoveries of loans previously charged off	342	85	207	2,345
Balance, March 31, 2020	$25,319	$51,754	$32,299	$149,524

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
December 31, 2019
Period-end allocation:
Loans individually evaluated for impairment (1)	$1,543	$—	$—	$—	$—	$758
Loans collectively evaluated for impairment	3,024	3,784	—	640	484	1,792
Ending balance	$4,567	$3,784	$—	$640	$484	$2,550

Loans:
Individually evaluated for impairment (1)	$8,032	$—	$—	$—	$—	$6,768
Collectively evaluated for impairment	789,252	498,363	1,056,811	526,369	564,304	647,901
Acquired with deteriorated credit quality	4,887	214	5,013	—	—	—
Ending balance	$802,171	$498,577	$1,061,824	$526,369	$564,304	$654,669

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
December 31, 2019
Period-end allocation:
Loans individually evaluated for impairment (1)	$204	$953	$3,704	$7,162
Loans collectively evaluated for impairment	5,791	8,713	6,799	31,027
Ending balance	$5,995	$9,666	$10,503	$38,189

Loans:
Individually evaluated for impairment (1)	$1,605	$19,759	$46,311	$82,475
Collectively evaluated for impairment	1,532,786	4,256,397	2,737,095	12,609,278
Acquired with deteriorated credit quality	14,671	76,883	25,055	126,723
Ending balance	$1,549,062	$4,353,039	$2,808,461	$12,818,476

(1) At December 31, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Three Months Ended March 31, 2019
Balance, December 31, 2018	$2,352	$3,795	$—	$640	$509	$1,426
Provision for loan losses	300	1,823	—	—	(1)	714
Loans charged off	(684)	(1,897)	—	—	—	(1,320)
Recoveries of loans previously charged off	222	215	—	—	—	1,010
Balance, March 31, 2019	$2,190	$3,936	$—	$640	$508	$1,830

Period-end allocation:
Loans individually evaluated for impairment (1)	$180	$—	$—	$—	$—	$500
Loans collectively evaluated for impairment	2,010	3,936	—	640	508	1,330
Ending balance	$2,190	$3,936	$—	$640	$508	$1,830

Loans:
Individually evaluated for impairment (1)	$1,687	$—	$—	$—	$—	$2,106
Collectively evaluated for impairment	627,690	462,976	—	296,372	591,302	485,874
Acquired with deteriorated credit quality	2,220	129	—	—	—	—
Ending balance	$631,597	$463,105	$—	$296,372	$591,302	$487,980

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Three Months Ended March 31, 2019
Balance, December 31, 2018	$4,210	$9,659	$6,228	$28,819
Provision for loan losses	122	792	(342)	3,408
Loans charged off	(25)	(1,254)	(199)	(5,379)
Recoveries of loans previously charged off	117	40	207	1,811
Balance, March 31, 2019	$4,424	$9,237	$5,894	$28,659

Period-end allocation:
Loans individually evaluated for impairment (1)	$706	$1,248	$1,342	$3,976
Loans collectively evaluated for impairment	3,718	7,989	4,552	24,683
Ending balance	$4,424	$9,237	$5,894	$28,659

Loans:
Individually evaluated for impairment (1)	$7,103	$15,406	$24,912	$51,214
Collectively evaluated for impairment	901,586	3,106,929	1,876,367	8,349,096
Acquired with deteriorated credit quality	7,287	53,117	19,276	82,029
Ending balance	$915,976	$3,175,452	$1,920,555	$8,482,339

(1) At March 31, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the investment securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At March 31, 2020 and December 31, 2019, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at March 31, 2020 and December 31, 2019.

(dollars in thousands)	March 31, 2020	December 31, 2019
Securities sold under agreements to repurchase	$15,160	$20,635

At March 31, 2020 and December 31, 2019 the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 6 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2020	December 31, 2019
FHLB borrowings:
Fixed Rate Advance due January 10, 2020; fixed interest rate of 1.68%	$—	$50,000
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.68%	—	50,000
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.67%	—	100,000
Fixed Rate Advance due January 15, 2020; fixed interest rate of 1.71%	—	50,000
Fixed Rate Advance due January 16, 2020; fixed interest rate of 1.69%	—	150,000
Fixed Rate Advance due January 17, 2020; fixed interest rate of 1.70%	—	100,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	50,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	200,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.70%	—	25,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	75,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	25,000
Fixed Rate Advance due January 23, 2020; fixed interest rate of 1.71%	—	100,000
Fixed Rate Advance due January 27, 2020; fixed interest rate of 1.73%	—	50,000
Fixed Rate Advance due February 18, 2020; fixed interest rate of 1.72%	—	100,000
Fixed Rate Advance due April 13, 2020; fixed interest rate of 1.68%	100,000	—
Fixed Rate Advance due April 13, 2020; fixed interest rate of 0.72%	50,000	—
Fixed Rate Advance due April 16, 2020; fixed interest rate of 0.65%	250,000	—
Fixed Rate Advance due April 17, 2020; fixed interest rate of 1.70%	150,000	—
Fixed Rate Advance due April 20, 2020; fixed interest rate of 0.35%	25,000	—
Fixed Rate Advance due April 27, 2020; fixed interest rate of 0.18%	50,000	—
Fixed Rate Advance due May 21, 2020; fixed interest rate of 1.70%	100,000	—
Fixed Rate Advance due May 26, 2020; fixed interest rate of 0.324%	50,000	—
Fixed Rate Advance due June 11, 2020; fixed interest rate of 1.71%	100,000	—
Fixed Rate Advance due June 19, 2020; fixed interest rate of 0.35%	100,000	—
Fixed Rate Advance due June 23, 2020; fixed interest rate of 0.36%	100,000	—
Fixed Rate Advance due June 29, 2020; fixed interest rate of 0.18%	50,000	—
Fixed Rate Advance due July 23, 2020; fixed interest rate of 0.38%	100,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	—
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	—
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,420	1,422
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	983	985
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,675	1,712

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $911 and $943, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,089	74,057
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $2,347 and $2,408, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	117,653	117,592
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $(1,252) and $(1,596), respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	76,252	76,595
Other debt:
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,299	1,346
Total	$1,543,371	$1,398,709

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2020, $1.64 billion was available for borrowing on lines with the FHLB.

As of March 31, 2020, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $157.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2020, the Company had $2.31 billion of loans pledged at the Federal Reserve discount window and had $1.47 billion available for borrowing.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. Repurchases of shares, which are authorized to occur through October 31, 2020, will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the repurchase of any specific number of shares. As of March 31, 2020, $14.3 million, or 358,664 shares, of the Company's common stock had been repurchased under the new program.

Fidelity Acquisition

On July 1, 2019, the Company issued 22,181,522 shares of its common stock to the shareholders of Fidelity. Such shares had a value of $39.19 per share at the time of issuance, resulting in an increase in shareholders’ equity of $869.3 million.

For additional information regarding the Fidelity acquisition, see Note 2.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in gain (loss) on securities in the consolidated statement of income and comprehensive income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of March 31, 2020 and 2019:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(147)	$18,142	$17,995
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	(97)	21,653	21,556
Balance, March 31, 2020	$(244)	$39,795	$39,551

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(46)	(46)
Current year changes, net of tax	(173)	3,867	3,694
Balance, March 31, 2019	$178	$(1,356)	$(1,178)

NOTE 9 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
(share data in thousands)	2020	2019
Average common shares outstanding	69,248	47,366
Common share equivalents:
Stock options	93	—
Nonvested restricted share grants	161	90
Average common shares outstanding, assuming dilution	69,502	47,456

For the three-month periods ended March 31, 2020 and 2019, there were no potential common shares with strike prices that would cause them to be anti-dilutive.

NOTE 10 – FAIR VALUE MEASURES

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	March 31, 2020	December 31, 2019
Mortgage loans held for sale	$1,396,010	$1,647,900
SBA loans held for sale	2,219	8,811
Total loans held for sale	$1,398,229	$1,656,711

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. A net gain of $15.1 million and a net loss of $150,000 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2020 and 2019, respectively. A net loss of $2.6 million and a net gain $2.5 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended March 31, 2020 and 2019, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Aggregate fair value of mortgage loans held for sale	$1,396,010	$1,647,900
Aggregate unpaid principal balance of mortgage loans held for sale	1,331,108	1,598,057
Past-due loans of 90 days or more	2,823	1,649
Nonaccrual loans	2,823	1,649
Unpaid principal balance of nonaccrual loans	2,706	1,616

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Aggregate fair value of SBA loans held for sale	$2,219	$8,811
Aggregate unpaid principal balance of SBA loans held for sale	1,987	8,206
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, loans held for sale and derivative financial instruments are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral-dependent impaired loans, loan servicing rights and OREO. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2020 and December 31, 2019:

	Recurring Basis Fair Value Measurements
	March 31, 2020
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$22,711	$—	$22,711	$—
State, county and municipal securities	97,103	—	97,103	—
Corporate debt securities	52,068	—	50,568	1,500
SBA pool securities	70,275	—	70,275	—
Mortgage-backed securities	1,110,883	—	1,110,883	—
Loans held for sale	1,398,229	—	1,398,229	—
Mortgage banking derivative instruments	48,793	—	48,793	—
Total recurring assets at fair value	$2,800,062	$—	$2,798,562	$1,500
Financial liabilities:
Derivative financial instruments	$310	$—	$310	$—
Mortgage banking derivative instruments	48,075	—	48,075	—
Total recurring liabilities at fair value	$48,385	$—	$48,385	$—

	Recurring Basis Fair Value Measurements
	December 31, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$22,362	$—	$22,362	$—
State, county and municipal securities	105,260	—	105,260	—
Corporate debt securities	52,999	—	51,499	1,500
SBA pool securities	73,912	—	73,912	—
Mortgage-backed securities	1,148,870	—	1,148,870	—
Loans held for sale	1,656,711	—	1,656,711	—
Mortgage banking derivative instruments	7,814	—	7,814	—
Total recurring assets at fair value	$3,067,928	$—	$3,066,428	$1,500
Financial liabilities:
Derivative financial instruments	$187	$—	$187	$—
Mortgage banking derivative instruments	4,471	—	4,471	—
Total recurring liabilities at fair value	$4,658	$—	$4,658	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2020 and December 31, 2019:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Collateral-dependent loans	$53,368	$—	$—	$53,368
Other real estate owned	2,521	—	—	2,521
Mortgage servicing rights	85,922	—	85,922	—
SBA servicing rights	5,394	—	5,394	—
Total nonrecurring assets at fair value	$147,205	$—	$91,316	$55,889

December 31, 2019
Impaired loans carried at fair value	$43,788	$—	$—	$43,788
Other real estate owned	17,289	—	—	17,289
Total nonrecurring assets at fair value	$61,077	$—	$—	$61,077

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2020 and the year ended December 31, 2019, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2020
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Collateral-dependent loans	$53,368	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	1% - 95%	36%
Other real estate owned	$2,521	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 26%	22%

December 31, 2019
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$43,788	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	1% - 95%	27%
Other real estate owned	$17,289	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	9% - 89%	31%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements
		March 31, 2020
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$255,312	$255,312	$—	$—	$255,312
Federal funds sold and interest-bearing accounts	396,844	396,844	—	—	396,844
Time deposits in other banks	249	—	249	—	249
Loans, net	12,891,214	—	—	12,949,045	12,949,045
Accrued interest receivable	48,846	—	5,271	43,575	48,846
Financial liabilities:
Deposits	13,844,618	—	13,851,760	—	13,851,760
Securities sold under agreements to repurchase	15,160	15,160	—	—	15,160
Other borrowings	1,543,371	—	1,549,322	—	1,549,322
Subordinated deferrable interest debentures	122,890	—	108,888	—	108,888
FDIC loss-share payable	18,111	—	—	18,360	18,360
Accrued interest payable	11,133	—	11,133	—	11,133

		Fair Value Measurements
		December 31, 2019
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$246,234	$246,234	$—	$—	$246,234
Federal funds sold and interest-bearing accounts	375,615	375,615	—	—	375,615
Time deposits in other banks	249	—	249	—	249
Loans, net	12,736,499	—	—	12,806,709	12,806,709
Accrued interest receivable	52,362	—	5,179	47,183	52,362
Financial liabilities:
Deposits	14,027,073	—	14,035,686	—	14,035,686
Securities sold under agreements to repurchase	20,635	20,635	—	—	20,635
Other borrowings	1,398,709	—	1,402,510	—	1,402,510
Subordinated deferrable interest debentures	127,560	—	126,815	—	126,815
FDIC loss-share payable	19,642	—	—	19,657	19,657
Accrued interest payable	11,524	—	11,524	—	11,524

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$2,561,808	$2,486,949
Unused home equity lines of credit	259,717	262,089
Financial standby letters of credit	32,738	29,232
Mortgage interest rate lock commitments	1,415,744	288,490

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2020 and the year ended December 31, 2019.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the period presented:

(dollars in thousands)	Three Months Ended March 31, 2020
Balance at beginning of period	$1,077
Adjustment to reflect adoption of ASU 2016-13	12,714
Provision for unfunded commitments	4,000
Balance at end of period	$17,791

Other Commitments

As of March 31, 2020, letters of credit issued by the FHLB totaling $82.4 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

COVID-19

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The COVID-19 pandemic has caused significant economic dislocation in the United States, as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slowdown in economic activity and a related increase in unemployment and unemployment claims. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. This could cause a material, adverse effect on the Company’s business, financial condition, liquidity and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; and increases in our allowance for credit losses.

NOTE 12 – SEGMENT REPORTING

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$132,301	$33,411	$4,850	$3,728	$8,478	$182,768
Interest expense	13,926	15,655	1,548	1,547	2,147	34,823
Net interest income	118,375	17,756	3,302	2,181	6,331	147,945
Provision for credit losses	35,997	1,997	(9)	(903)	3,965	41,047
Noninterest income	17,773	34,369	960	1,277	—	54,379
Noninterest expense
Salaries and employee benefits	41,621	31,097	210	1,476	1,542	75,946
Equipment and occupancy expenses	10,347	1,504	1	97	79	12,028
Data processing and telecommunications expenses	10,797	986	41	13	117	11,954
Other expenses	30,645	5,875	34	515	1,056	38,125
Total noninterest expense	93,410	39,462	286	2,101	2,794	138,053
Income before income tax expense	6,741	10,666	3,985	2,260	(428)	23,224
Income tax expense	275	2,408	837	475	(93)	3,902
Net income	$6,466	$8,258	$3,148	$1,785	$(335)	$19,322

Total assets	$13,201,373	$3,466,766	$548,837	$252,668	$754,904	$18,224,548
Goodwill	867,449	—	—	—	64,498	931,947
Other intangible assets, net	68,857	—	—	—	17,098	85,955

	Three Months Ended March 31, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$97,874	$12,512	$4,804	$2,174	$7,565	$124,929
Interest expense	12,835	6,759	2,114	1,088	2,738	25,534
Net interest income	85,039	5,753	2,690	1,086	4,827	99,395
Provision for credit losses	2,058	136	—	231	983	3,408
Noninterest income	14,370	14,290	379	1,730	2	30,771
Noninterest expense
Salaries and employee benefits	27,932	8,207	161	727	1,305	38,332
Equipment and occupancy expenses	7,281	766	1	59	97	8,204
Data processing and telecommunications expenses	7,592	330	30	2	437	8,391
Other expenses	16,956	2,114	68	387	973	20,498
Total noninterest expense	59,761	11,417	260	1,175	2,812	75,425
Income before income tax expense	37,590	8,490	2,809	1,410	1,034	51,333
Income tax expense	8,775	1,613	590	296	154	11,428
Net income	$28,815	$6,877	$2,219	$1,114	$880	$39,905

Total assets	$9,457,529	$1,184,097	$296,357	$142,769	$575,523	$11,656,275
Goodwill	436,810	—	—	—	64,498	501,308
Other intangible assets, net	35,455	—	—	—	20,102	55,557

Net income

Net income

NOTE 13 – SUBSEQUENT EVENTS

On March 27, 2020, the CARES Act was enacted. The CARES Act, among other things, added a temporary product, loans under the Paycheck Protection Program (“PPP”), to the SBA's 7(a) loan program. The CARES Act provides for forgiveness of up to the full principal amount of the qualifying loans guaranteed by the SBA under the PPP. The Company generated approximately 7,200 loans totaling $1.1 billion to customers under the PPP though May 4, 2020. The Company has also received approval from the FRB to access its newly created PPP Liquidity Facility to fund PPP loans if needed. In addition, through April 30, 2020, the Company approved approximately 7,700 loans with outstanding balances of $2.5 billion for COVID-19 related payment modifications.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following: general competitive, economic, political and market conditions and fluctuations; movements in interest rates and our expectations regarding net interest margin; expectations on credit quality and performance; competitive pressures on product pricing and services; legislative and regulatory changes; additional competition in our markets; changes in state and federal banking laws and regulations to which we are subject; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by us; the successful integration of acquired businesses on a timely basis; the timely realization of expected cost savings and any revenue synergies from acquisition transactions; our outlook and long-term goals for future growth; weather events, natural disasters, geopolitical events, public health crises and other catastrophic events; and other factors discussed in our filings with the SEC under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2020, as compared with December 31, 2019, and operating results for the three-month periods ended March 31, 2020 and 2019. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than in accordance with GAAP. Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include tangible common equity, tangible book value per common share, adjusted net income, and adjusted net income per diluted share. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

The following table sets forth unaudited selected financial data for the most recent five quarters. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto and the information contained in this Item 2.

(in thousands, except share and per share data)	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Results of Operations:
Net interest income	$147,945	$155,351	$148,769	$101,651	$99,395
Net interest income (tax equivalent)	149,018	156,454	149,896	102,714	100,453
Provision for credit losses	41,047	5,693	5,989	4,668	3,408
Noninterest income	54,379	55,113	76,993	35,236	30,771
Noninterest expense	138,053	122,564	192,697	81,251	75,425
Income tax expense	3,902	20,959	5,692	12,064	11,428
Net income available to common shareholders	19,322	61,248	21,384	38,904	39,905
Selected Average Balances:
Investment securities	$1,456,462	$1,514,494	$1,592,005	$1,264,415	$1,225,564
Loans held for sale	1,587,131	1,537,648	856,572	154,707	101,521
Loans	12,712,997	12,697,912	12,677,063	8,740,561	8,483,978
Earning assets	16,203,479	16,077,986	15,478,774	10,547,095	10,319,954
Assets	18,056,445	17,998,494	17,340,387	11,625,344	11,423,677
Deposits	13,702,332	13,903,846	13,520,926	9,739,892	9,577,574
Shareholders’ equity	2,456,617	2,437,272	2,432,182	1,519,598	1,478,462
Period-End Balances:
Investment securities	$1,434,794	$1,470,322	$1,558,128	$1,305,725	$1,249,592
Loans held for sale	1,398,229	1,656,711	1,187,551	261,073	112,070
Loans	13,094,106	12,818,476	12,826,284	9,049,870	8,482,339
Earning assets	16,324,222	16,321,373	15,858,175	10,804,385	10,563,571
Total assets	18,224,548	18,242,579	17,764,277	11,889,336	11,656,275
Deposits	13,844,618	14,027,073	13,659,594	9,582,370	9,800,875
Shareholders’ equity	2,437,150	2,469,582	2,420,723	1,537,121	1,495,584
Per Common Share Data:
Earnings per share - basic	$0.28	$0.88	$0.31	$0.82	$0.84
Earnings per share - diluted	$0.28	$0.88	$0.31	$0.82	$0.84
Book value per common share	$35.10	$35.53	$34.78	$32.52	$31.43
Tangible book value per common share	$20.44	$20.81	$20.29	$20.81	$19.73
End of period shares outstanding	69,441,274	69,503,833	69,593,833	47,261,584	47,585,309

(in thousands, except share and per share data)	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	First Quarter 2019
Weighted Average Shares Outstanding:
Basic	69,247,661	69,429,193	69,372,125	47,310,561	47,366,296
Diluted	69,502,022	69,683,999	69,600,499	47,337,809	47,456,314
Market Price:
High intraday price	$43.79	$44.90	$40.65	$39.60	$42.01
Low intraday price	$17.89	$38.34	$33.71	$33.57	$31.27
Closing price for quarter	$23.76	$42.54	$40.24	$39.19	$34.35
Average daily trading volume	461,692	353,783	461,289	352,684	387,800
Cash dividends declared per share	$0.15	$0.15	$0.15	$0.10	$0.10
Closing price to book value	0.68	1.20	1.16	1.21	1.09
Performance Ratios:
Return on average assets	0.43%	1.35%	0.49%	1.34%	1.42%
Return on average common equity	3.16%	9.97%	3.49%	10.27%	10.95%
Average loans to average deposits	104.36%	102.39%	100.09%	91.33%	89.64%
Average equity to average assets	13.61%	13.54%	14.03%	13.07%	12.94%
Net interest margin (tax equivalent)	3.70%	3.86%	3.84%	3.91%	3.95%
Efficiency ratio	68.23%	58.24%	85.35%	59.36%	57.95%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$2,437,150	$2,469,582	$2,420,723	$1,537,121	$1,495,584
Less:
Goodwill	931,947	931,637	911,488	501,140	501,308
Other intangible assets, net	85,955	91,586	97,328	52,437	55,557
Tangible common equity	$1,419,248	$1,446,359	$1,411,907	$983,544	$938,719
End of period shares outstanding	69,441,274	69,503,833	69,593,833	47,261,584	47,585,309
Book value per common share	$35.10	$35.53	$34.78	$32.52	$31.43
Tangible book value per common share	20.44	20.81	20.29	20.81	19.73

Fidelity Acquisition

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

In accounting for the Fidelity acquisition, the Company recorded assets (exclusive of goodwill) of $4.77 billion, investment securities of $297.9 million, loans held for investment of $3.51 billion, and deposits of $4.04 billion. For additional information regarding the Fidelity acquisition, see Note 2.

CECL Adoption

On January 1, 2020, the Company adopted ASC Topic 326 which replaces the current incurred loss approach for measuring credit losses with an expected loss model, referred to the current expected credit loss ("CECL") model. CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The adoption of this guidance resulted in an increase of the allowance for credit losses of $78.7 million, an increase in the allowance for unfunded commitments of $12.7 million and a reduction of retained earnings of $56.7 million, net of the increase in deferred tax assets of $19.0 million.

Impact and Response to the COVID-19 Pandemic

The Company has locations and personnel located in multiple states. Many of these states have placed significant restrictions on companies and individuals in March and April 2020 as a result of the COVID-19 pandemic. As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health guidelines. All branch drive thru facilities remain open, branch lobbies are available by appointment only and ATMs are available. Online and mobile banking platforms are also available to serve our customers. Approximately 75% of our workforce has transitioned to working remotely and those remaining in our offices are appropriately spaced.

At the same time, the Company enacted its disaster relief program, which allows 90-day extensions for borrowers impacted by the COVID-19 outbreak. During the three months ended March 31, 2020, the Company modified $148.8 million in loans under its disaster relief program. Additionally, the Company participated in the SBA's PPP program and approved approximately $1.1 billion in loans under the program through May 4, 2020.

The COVID-19 pandemic materially impacted the allowance for credit losses and related provision for credit losses during the first quarter of 2020. Updated economic forecasts during the reasonable and supportable forecast period showed, among other things, a significant decline in expected GDP and an increase in expected unemployment rates. These factors were the primary drivers of the Company's $41.0 million provision for credit losses during the first quarter of 2020. Additionally, the Company incurred $548,000 in incremental expenses related to the COVID-19 pandemic primarily for additional sanitizing of our locations and “thank you” pay for certain of our employees who are unable to work remotely.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $19.3 million, or $0.28 per diluted share, for the quarter ended March 31, 2020, compared with $39.9 million, or $0.84 per diluted share, for the same period in 2019. The Company’s return on average assets and average shareholders’ equity were 0.43% and 3.16%, respectively, in the first quarter of 2020, compared with 1.42% and 10.95%, respectively, in the first quarter of 2019. During the first quarter of 2020, the Company incurred pre-tax merger and conversion charges of $540,000, pre-tax servicing right impairment of $22.2 million, pre-tax expenses related to SEC and DOJ investigation of $1.4 million, pre-tax expenses related to the COVID-19 pandemic of $548,000 and pre-tax losses on the sale of premises of $470,000. During the first quarter of 2019, the Company incurred pre-tax merger and conversion charges of $2.1 million, pre-tax reduction in financial impact of hurricanes of $89,000, pre-tax restructuring charges related to branch consolidations of $245,000, and pre-tax losses on the sale of premises of $919,000. Excluding these adjustment items, the Company’s net income would have been $39.2 million, or $0.56 per diluted share, for the first quarter of 2020 and $42.6 million, or $0.90 per diluted share, for the first quarter of 2019.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Net income available to common shareholders	$19,322	$39,905
Adjustment items:
Merger and conversion charges	540	2,057
Restructuring charge	—	245
Servicing right impairment	22,165	—
Expenses related to SEC and DOJ investigation	1,443	—
Natural disaster and pandemic expenses	548	(89)
Loss on the sale of premises	470	919
Tax effect of adjustment items (Note 1)	(5,283)	(450)
After tax adjustment items	19,883	2,682
Adjusted net income	$39,205	$42,587

Weighted average common shares outstanding - diluted	69,502,022	47,456,314
Net income per diluted share	$0.28	$0.84
Adjusted net income per diluted share	$0.56	$0.90

Note 1: A portion of the merger and conversion charges for both periods are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first quarter of 2020 and 2019, respectively:

	Three Months Ended March 31, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$132,301	$33,411	$4,850	$3,728	$8,478	$182,768
Interest expense	13,926	15,655	1,548	1,547	2,147	34,823
Net interest income	118,375	17,756	3,302	2,181	6,331	147,945
Provision for credit losses	35,997	1,997	(9)	(903)	3,965	41,047
Noninterest income	17,773	34,369	960	1,277	—	54,379
Noninterest expense
Salaries and employee benefits	41,621	31,097	210	1,476	1,542	75,946
Equipment and occupancy expenses	10,347	1,504	1	97	79	12,028
Data processing and telecommunications expenses	10,797	986	41	13	117	11,954
Other expenses	30,645	5,875	34	515	1,056	38,125
Total noninterest expense	93,410	39,462	286	2,101	2,794	138,053
Income before income tax expense	6,741	10,666	3,985	2,260	(428)	23,224
Income tax expense	275	2,408	837	475	(93)	3,902
Net income	$6,466	$8,258	$3,148	$1,785	$(335)	$19,322

	Three Months Ended March 31, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$97,874	$12,512	$4,804	$2,174	$7,565	$124,929
Interest expense	12,835	6,759	2,114	1,088	2,738	25,534
Net interest income	85,039	5,753	2,690	1,086	4,827	99,395
Provision for credit losses	2,058	136	—	231	983	3,408
Noninterest income	14,370	14,290	379	1,730	2	30,771
Noninterest expense
Salaries and employee benefits	27,932	8,207	161	727	1,305	38,332
Equipment and occupancy expenses	7,281	766	1	59	97	8,204
Data processing and telecommunications expenses	7,592	330	30	2	437	8,391
Other expenses	16,956	2,114	68	387	973	20,498
Total noninterest expense	59,761	11,417	260	1,175	2,812	75,425
Income before income tax expense	37,590	8,490	2,809	1,410	1,034	51,333
Income tax expense	8,775	1,613	590	296	154	11,428
Net income	$28,815	$6,877	$2,219	$1,114	$880	$39,905

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2020 and 2019. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended March 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$446,889	$1,287	1.16%	$508,891	$3,329	2.65%
Investment securities	1,456,462	10,281	2.84%	1,225,564	9,240	3.06%
Loans held for sale	1,587,131	13,637	3.46%	101,521	1,152	4.60%
Loans	12,712,997	158,636	5.02%	8,483,978	112,266	5.37%
Total interest-earning assets	16,203,479	183,841	4.56%	10,319,954	125,987	4.95%
Noninterest-earning assets	1,852,966			1,103,723
Total assets	$18,056,445			$11,423,677

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$6,936,013	$12,732	0.74%	$4,630,092	$11,233	0.98%
Time deposits	2,685,399	11,370	1.70%	2,402,439	10,451	1.76%
Federal funds purchased and securities sold under agreements to repurchase	15,637	40	1.03%	15,879	11	0.28%
FHLB advances	1,267,303	5,109	1.62%	6,257	44	2.85%
Other borrowings	269,454	3,511	5.24%	145,473	2,227	6.21%
Subordinated deferrable interest debentures	127,731	2,061	6.49%	89,343	1,568	7.12%
Total interest-bearing liabilities	11,301,537	34,823	1.24%	7,289,483	25,534	1.42%
Demand deposits	4,080,920			2,545,043
Other liabilities	217,371			110,689
Shareholders’ equity	2,456,617			1,478,462
Total liabilities and shareholders’ equity	$18,056,445			$11,423,677
Interest rate spread			3.32%			3.53%
Net interest income		$149,018			$100,453
Net interest margin			3.70%			3.95%

On a tax-equivalent basis, net interest income for the first quarter of 2020 was $149.0 million, an increase of $48.6 million, or 48.3%, compared with $100.5 million reported in the same quarter in 2019. The higher net interest income is a result of growth in average interest earning assets which increased $5.88 billion, or 57.0%, from $10.32 billion in the first quarter of 2019 to $16.20 billion for the first quarter of 2020. This growth in interest earning assets resulted primarily from the Fidelity acquisition occurring in the third quarter of 2019, as well as organic growth in average loans and strong production in mortgage. The Company’s net interest margin during the first quarter of 2020 was 3.70%, down 25 basis points from 3.95% reported in the first quarter of 2019.

Total interest income, on a tax-equivalent basis, increased to $183.8 million during the first quarter of 2020, compared with $126.0 million in the same quarter of 2019.  Yields on earning assets decreased to 4.56% during the first quarter of 2020, compared with 4.95% reported in the first quarter of 2019. During the first quarter of 2020, loans comprised 88.3% of average earning assets, compared with 83.2% in the same quarter of 2019. Yields on loans decreased to 5.02% in the first quarter of 2020, compared with 5.37% in the same period of 2019. Accretion income for the first quarter of 2020 was $6.6 million, compared with $2.9 million in the first quarter of 2019.

The yield on total interest-bearing liabilities decreased from 1.42% in the first quarter of 2019 to 1.24% in the first quarter of 2020. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.91% in the first quarter of 2020, compared with 1.05% during the first quarter of 2019. Deposit costs decreased from 0.92% in the first quarter of 2019 to 0.71% in the first quarter of 2020. Non-deposit funding costs decreased from 6.08% in the first quarter of 2019 to 2.57% in the first quarter of 2020. Average balances of interest bearing deposits and their respective costs for the first quarter of 2020 and 2019 are shown below:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$2,287,947	0.49%	$1,553,988	0.55%
MMDA	4,004,644	0.98%	2,677,015	1.37%
Savings	643,422	0.13%	399,089	0.08%
Retail CDs	2,624,209	1.70%	1,892,138	1.57%
Brokered CDs	61,190	2.01%	510,301	2.48%
Interest-bearing deposits	$9,621,412	1.01%	$7,032,531	1.25%

Provision for Credit Losses

The Company’s provision for credit losses during the first quarter of 2020 amounted to $41.0 million, compared with $3.4 million in the first quarter of 2019. This increase was primarily attributable to an updated economic forecast in our CECL model which reflects the impact of the coronavirus pandemic including, among other things, a corresponding decrease in forecasted GDP and increase in forecasted unemployment. The provision for credit losses for the first quarter of 2020 was comprised of $37.0 million related to loans and $4.0 million related to unfunded commitments while the $3.4 million recorded for the first quarter of 2019 related solely to loans. At March 31, 2020, classified loans still accruing increased to $80.1 million, compared with $78.2 million at December 31, 2019. Non-performing assets as a percentage of total assets increased from 0.55% at December 31, 2019 to 0.61% at March 31, 2020. The increase in non-performing assets is primarily attributable to an increase in accruing loans past due 90 days or more within our premium finance division. Net charge-offs on loans during the first quarter of 2020 were approximately $4.4 million, or 0.14% of average loans on an annualized basis, compared with approximately $3.6 million, or 0.17%, in the first quarter of 2019. The Company’s total allowance for loan losses at March 31, 2020 was $149.5 million, or 1.14% of total loans, compared with $38.2 million, or 0.30% of total loans, at December 31, 2019. This increase is primarily attributable to the adoption impact of CECL which increased the allowance for loan losses $78.7 million and the provision noted above.

Noninterest Income

Total noninterest income for the first quarter of 2020 was $54.4 million, an increase of $23.6 million, or 76.7%, from the $30.8 million reported in the first quarter of 2019.  Service charges on deposit accounts increased $198,000, or 1.7%, to $11.8 million in the first quarter of 2020, compared with $11.6 million in the first quarter of 2019. This increase in service charges on deposit accounts is due primarily to an increase in the number of deposit accounts resulting from the Fidelity acquisition in the third quarter of 2019 and organic growth, partially offset by the impact of the Durbin Amendment. Income from mortgage-related activities was $35.3 million in the first quarter of 2020, an increase of $20.7 million, or 140.7%, from $14.7 million in the first quarter of 2019. Total production in the first quarter of 2020 amounted to $1.36 billion, compared with $356.0 million in the same quarter of 2019, while spread (gain on sale) decreased to 2.88% in the current quarter, compared with 3.18% in the same quarter of 2019. The retail mortgage open pipeline finished the first quarter of 2020 at $2.43 billion, compared with $1.16 billion at December 31, 2019 and $200.9 million at the end of the first quarter of 2019. Mortgage-related activities was negatively impacted during the first quarter of 2020 by a mortgage servicing right impairment of $20.9 million compared with no such impairment in the first quarter of 2019.

Other service charges, commissions and fees increased $339,000, or 43.0%, to $1.1 million during the first quarter of 2020, compared with $789,000 during the first quarter of 2019, due primarily to increased ATM fees. Other noninterest income increased $2.5 million, or 69.3%, to $6.1 million for the first quarter of 2020, compared with $3.6 million during the first quarter of 2019. The increase in other noninterest income was primarily attributable to a $711,000 increase in gain on sale of SBA loans, an increase in servicing income from indirect automobile loans of $668,000, an increase of $468,000 in BOLI income and an increase in trust income of $526,000. These increases were partially offset by an impairment of $1.3 million on our SBA servicing rights.

Noninterest Expense

Total noninterest expenses for the first quarter of 2020 increased $62.6 million, or 83.0%, to $138.1 million, compared with $75.4 million in the same quarter 2019. Salaries and employee benefits increased $37.6 million, or 98.1%, from $38.3 million in the first quarter of 2019 to $75.9 million in the first quarter of 2020, due primarily to an increase of 913, or 51.7%, full-time equivalent employees from 1,766 at March 31, 2019 to 2,679 at March 31, 2020, resulting from staff added as a result of the Fidelity acquisition which occurred in the third quarter of 2019. Also contributing to the increase in salary and employee benefits was an increase in variable incentive pay of $17.4 million resulting from an increase in mortgage production. Occupancy and equipment expenses increased $3.8 million, or 46.6%, to $12.0 million for the first quarter of 2020, compared with $8.2 million in the first quarter of 2019, due primarily to an increase of 56 branch locations from 114 at March 31, 2019 to 170 at March 31, 2020, resulting from branch locations added as a result of the Fidelity acquisition. Data processing and telecommunications expense increased $3.6 million, or 42.5%, to $12.0 million in the first quarter of 2020, compared with $8.4 million in the first quarter of 2019, due to the Fidelity acquisition. Credit resolution-related expenses increased $1.3 million, or 141.3%, from $911,000 in the first quarter of 2019 to $2.2 million in the first quarter of 2020. This increase primarily relates to an increase in write-downs on OREO. Advertising and marketing expense was $2.4 million in the first quarter of 2020, compared with $1.7 million in the first quarter of 2019. Amortization of intangible assets increased $2.5 million, or 79.8%, from $3.1 million in the first quarter of 2019 to $5.6 million in the first quarter of 2020 due to additional amortization of intangible assets recorded as part of the Fidelity acquisition. Merger and conversion charges were $540,000 in the first quarter of 2020, compared with $2.1 million in the same quarter of 2019. Other noninterest expenses increased $14.7 million, or 116.5%, from $12.7 million in the first quarter of 2019 to $27.4 million in the first quarter of 2020, due primarily to an increase of $1.2 million in accounting and audit fees principally related to additional work performed for our 2019 audit, an increase of $2.1 million in legal fees, an increase of $1.4 million in expenses principally related to final adjustments to the clawback liability on one of our FDIC loss share agreements and certain unreimbursed expenses related to that agreement, and an increase of $878,000 in deposit related losses. Also contributing to the increase in other noninterest expenses was an increase in volume in certain areas related to our acquisition of Fidelity and increases in variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses.  For the first quarter of 2020, the Company reported income tax expense of $3.9 million, compared with $11.4 million in the same period of 2019. The Company’s effective tax rate for the three months ending March 31, 2020 and 2019 was 16.8% and 22.3%, respectively. The decrease in the effective tax rate is primarily a result of loss carrybacks allowed as a result of the recently enacted CARES Act.

Financial Condition as of March 31, 2020

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

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2020, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity.

Based on the results of management's review, at March 31, 2020, management believes the unrealized losses have resulted from factors other than credit and no allowance for credit losses was recorded.

The following table is a summary of our investment portfolio at the dates indicated.

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2020
U.S. government sponsored agencies	$22,227	$22,711	$22,246	$22,362
State, county and municipal securities	94,318	97,103	102,952	105,260
Corporate debt securities	51,700	52,068	51,720	52,999
SBA pool securities	68,909	70,275	73,704	73,912
Mortgage-backed securities	1,065,512	1,110,883	1,129,816	1,148,870
Total debt securities	$1,302,666	$1,353,040	$1,380,438	$1,403,403

The amounts of securities available for sale in each category as of March 31, 2020 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield (1)
One year or less	$5,015	2.12%	$20,181	3.34%	$—	—%
After one year through five years	16,550	1.92	28,373	3.42	14,573	2.77
After five years through ten years	1,146	2.16	28,038	3.61	35,597	5.34
After ten years	—	—	20,511	3.51	1,898	5.65
	$22,711	1.97%	$97,103	3.47%	$52,068	4.63%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)
One year or less	$—	—%	$122	3.19%
After one year through five years	2,515	2.12	48,830	2.76
After five years through ten years	26,750	2.19	303,522	2.84
After ten years	41,010	2.66	758,409	2.64
	$70,275	2.46%	$1,110,883	2.70%

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

Loans and Allowance for Credit Losses

At March 31, 2020, gross loans outstanding (including loans and loans held for sale) were $14.49 billion, essentially unchanged from $14.48 billion reported at December 31, 2019. Loans held for sale decreased from $1.66 billion at December 31, 2019 to $1.40 billion at March 31, 2020 primarily due to seasonal decrease in mortgage production levels in the first quarter of 2020. Loans increased $275.6 million, or 2.2%, from $12.82 billion at December 31, 2019 to $13.09 billion at March 31, 2020, driven primarily by growth in our municipal loan categories.

The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for loan losses in light of the impact that changes in the economic environment may have on the loan portfolio. The Company focuses on the following loan categories: (1) commercial, financial and agricultural; (2) consumer installment; (3) indirect automobile; (4) mortgage warehouse; (5) municipal; (6) premium finance; (7) construction and development related real estate; (8) commercial and farmland real estate; and (9) residential real estate. The Company’s management has strategically located its branches in select markets in Georgia, Florida, Alabama and South Carolina to take advantage of the growth in these areas.

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

The Company estimates the allowance for credit losses ("ACL") on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the allowance for credit losses through a charge to credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses the DCF method, the vintage method, the PD×LGD method or a qualitative approach.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts.

At the end of the first quarter of 2020, the allowance for credit losses on loans totaled $149.5 million, or 1.14% of loans, compared with $38.2 million, or 0.30% of loans, at December 31, 2019. Our nonaccrual loans increased slightly from $75.1 million at December 31, 2019 to $77.9 million at March 31, 2020. For the first three months of 2020, our net charge off ratio as a percentage of average loans decreased to 0.14%, compared with 0.17% for the first three months of 2019. The total provision for credit losses for the first three months of 2020 was $41.0 million, increasing from $3.4 million recorded for the first three months of 2019. Our ratio of total nonperforming assets to total assets increased from 0.56% at December 31, 2019 to 0.61% at March 31, 2020.

The following tables present an analysis of the allowance for loan losses as of and for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance of allowance for credit losses at beginning of period	$38,189	$28,819
Adjustment to allowance for adoption of ASU 2016-13	78,661	—
Provision charged to operating expense	37,047	3,408
Charge-offs:
Commercial, financial and agricultural	2,486	684
Consumer installment	1,142	1,897
Indirect automobile	1,231	—
Mortgage warehouse	—	—
Municipal	—	—
Premium finance	831	1,320
Real estate – construction and development	—	25
Real estate – commercial and farmland	928	1,254
Real estate – residential	100	199
Total charge-offs	6,718	5,379

Recoveries:
Commercial, financial and agricultural	362	222
Consumer installment	643	215
Indirect automobile	22	—
Mortgage warehouse	—	—
Municipal	—	—
Premium finance	684	1,010
Real estate – construction and development	342	117
Real estate – commercial and farmland	85	40
Real estate – residential	207	207
Total recoveries	2,345	1,811
Net charge-offs	4,373	3,568
Balance of credit for loan losses at end of period	$149,524	$28,659

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2020	March 31, 2019
Allowance for credit losses at end of period	$149,524	$28,659
Net charge-offs (recoveries) for the period	4,373	3,568
Loan balances:
End of period	13,094,106	8,482,339
Average for the period	12,712,997	8,483,978
Net charge-offs as a percentage of average loans (annualized)	0.14%	0.17%
Allowance for credit losses as a percentage of end of period loans	1.14%	0.34%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial, financial and agricultural	$827,392	$802,171
Consumer installment	520,592	498,577
Indirect automobile	937,736	1,061,824
Mortgage warehouse	547,328	526,369
Municipal	749,633	564,304
Premium finance	661,845	654,669
Real estate – construction and development	1,628,367	1,549,062
Real estate – commercial and farmland	4,516,451	4,353,039
Real estate – residential	2,704,762	2,808,461
	$13,094,106	$12,818,476
Non-Performing Assets

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and OREO. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the principal and interest and generally when such loans are 90 days or more past due. Management performs a detailed review and valuation assessment of non-performing loans over $250,000 on a quarterly basis. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income.

Nonaccrual loans totaled $77.9 million at March 31, 2020, an increase of $2.7 million, or 3.6%, from $75.1 million at December 31, 2019. Accruing loans delinquent 90 days or more totaled $12.0 million at March 31, 2020, an increase of $6.2 million, or 108.1%, compared with $5.8 million at December 31, 2019. At March 31, 2020, OREO totaled $21.0 million, an increase of $1.5 million, or 7.8%, compared with $19.5 million at December 31, 2019. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2020, total non-performing assets as a percent of total assets increased to 0.61% compared with 0.56% at December 31, 2019.

Non-performing assets at March 31, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans	$77,866	$75,124
Accruing loans delinquent 90 days or more	11,974	5,754
Repossessed assets	783	939
Other real estate owned	21,027	19,500
Total non-performing assets	$111,650	$101,317

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of March 31, 2020 and December 31, 2019, the Company had a balance of $36.2 million and $35.2 million, respectively, in troubled debt restructurings. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at March 31, 2020 and December 31, 2019:

March 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$575	15	$334
Consumer installment	4	4	27	105
Premium finance	1	159	—	—
Real estate – construction and development	5	925	4	289
Real estate – commercial and farmland	19	5,587	9	2,415
Real estate – residential	212	22,775	39	3,078
Total	246	$30,025	94	$6,221

December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$516	17	$335
Consumer installment	4	8	27	107
Premium finance	1	156	—	—
Real estate – construction and development	6	936	3	253
Real estate – commercial and farmland	21	6,732	8	2,071
Real estate – residential	197	21,261	40	2,857
Total	234	$29,609	95	$5,623

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2020 and December 31, 2019:

March 31, 2020	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$566	10	$343
Consumer installment	19	57	12	51
Indirect automobile	—	—	—	—
Mortgage warehouse	—	—	—	—
Municipal	—	—	—	—
Premium finance	—	—	1	159
Real estate – construction and development	7	926	2	287
Real estate – commercial and farmland	21	5,533	7	2,470
Real estate – residential	197	20,839	54	5,015
Total	254	$27,921	86	$8,325

December 31, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$121	11	$730
Consumer installment	13	57	18	58
Premium finance	—	—	1	156
Real estate – construction and development	1	2	8	1,187
Real estate – commercial and farmland	7	2,366	22	6,437
Real estate – residential	55	4,454	182	19,664
Total	87	$7,000	242	$28,232

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2020 and December 31, 2019:

March 31, 2020	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	16	$1,850	12	$1,910
Forgiveness of principal	—	—	1	666
Forbearance of principal	21	4,077	15	1,488
Forbearance of principal, extended amortization	17	2,827	2	217
Rate reduction only	75	10,323	4	156
Rate reduction, maturity extension	—	—	2	14
Rate reduction, forbearance of interest	48	4,164	18	642
Rate reduction, forbearance of principal	19	2,774	31	731
Rate reduction, forgiveness of interest	50	4,010	8	396
Rate reduction, forgiveness of principal	—	—	1	1
Total	246	$30,025	94	$6,221

December 31, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	16	$1,860	14	$1,993
Forgiveness of principal	—	—	1	666
Forbearance of principal	27	6,294	10	605
Forbearance of principal, extended amortization	—	—	1	225
Rate reduction only	72	9,887	7	538
Rate reduction, maturity extension	—	—	2	15
Rate reduction, forbearance of interest	49	4,250	19	793
Rate reduction, forbearance of principal	19	3,267	30	264
Rate reduction, forgiveness of interest	51	4,051	10	523
Rate reduction, forgiveness of principal	—	—	1	1
Total	234	$29,609	95	$5,623

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at March 31, 2020 and December 31, 2019:

March 31, 2020	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$260	1	$323
Raw land	4	859	5	670
Hotel and motel	2	358	1	241
Office	3	493	2	395
Retail, including strip centers	9	4,427	1	367
1-4 family residential	215	22,915	40	3,587
Church	—	—	1	191
Automobile/equipment/CD	8	554	41	444
Livestock	—	—	1	2
Unsecured	1	159	1	1
Total	246	$30,025	94	$6,221

December 31, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$267	2	$442
Raw land	5	869	5	732
Apartments	—	—	—	—
Hotel and motel	2	364	1	241
Office	3	531	1	342
Retail, including strip centers	11	5,520	—	—
1-4 family residential	200	21,404	40	3,232
Church	—	—	1	183
Automobile/equipment/CD	8	498	43	436
Livestock	—	—	1	14
Unsecured	1	156	1	1
Total	234	$29,609	95	$5,623

Commercial Lending Practices

The federal bank regulatory agencies previously issued interagency guidance on commercial real estate lending and prudent risk management practices. This guidance defines commercial real estate (“CRE”) loans as loans secured by raw land, land development and construction (including one-to-four family residential construction), multi-family property and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property, excluding owner-occupied properties (loans for which 50% or more of the source of repayment is derived from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property) or the proceeds of the sale, refinancing or permanent financing of the property. Loans for owner-occupied CRE are generally excluded from the CRE guidance.

The CRE guidance is applicable when either:

(1)total loans for construction, land development, and other land, net of owner-occupied loans, represent 100% or more of a bank’s total risk-based capital; or
(2)total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land, net of owner-occupied loans, represent 300% or more of a bank’s total risk-based capital.

Banks that are subject to the CRE guidance criteria are required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

As of March 31, 2020, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

(1)within CRE loans, construction and development loans are somewhat dependent upon continued strength in demand for residential real estate, which is reliant on favorable real estate mortgage rates and changing population demographics;
(2)on average, CRE loan sizes are generally larger than non-CRE loan types; and
(3)certain construction and development loans may be less predictable and more difficult to evaluate and monitor.

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2020 and December 31, 2019. The loan categories and concentrations below are based on Federal Reserve Call codes:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,628,367	12%	$1,549,062	12%
Multi-family loans	262,589	2%	297,317	2%
Nonfarm non-residential loans (excluding owner-occupied)	2,595,913	20%	2,358,987	18%
Total CRE Loans (excluding owner-occupied)	4,486,869	34%	4,205,366	33%
All other loan types	8,607,237	66%	8,613,110	67%
Total Loans	$13,094,106	100%	$12,818,476	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of March 31, 2020 and December 31, 2019:

	Internal Limit	Actual
		March 31, 2020	December 31, 2019
Construction and development loans	100%	89%	88%
Total CRE loans (excluding owner-occupied)	300%	245%	238%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At March 31, 2020, the Company’s short-term investments were $396.8 million, compared with $375.6 million at December 31, 2019. At March 31, 2020, the Company had $30.4 million in federal funds sold and $366.4 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at March 31, 2020 and December 31, 2019 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of $310,000 at March 31, 2020 and $187,000 at December 31, 2019. No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $48.8 million and $7.8 million at March 31, 2020 and December 31, 2019, respectively, and a liability of $48.1 million and $4.5 million at March 31, 2020 and December 31, 2019, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur through October 31 2020, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2020, $14.3 million, or 358,664 shares of the Company's common stock, had been repurchased under the program.

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

In July 2013, the FRB published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules defined a new capital measure called "Common Equity Tier 1" ("CET1"), established that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, defined Common Equity Tier 1, established a capital conservation buffer and expanded the scope of the adjustments as compared with existing regulations. The capital conservation buffer is 2.50% for 2020 and 2019.

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

b) The “CET1 Ratio” is defined as Common equity tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a CET1 ratio greater than or equal to 4.50% (7.00% including the 2.50% capital conservation buffer). For a bank to be considered “well capitalized,” it must maintain a CET1 ratio greater than or equal to 6.50%.

c) The “Tier 1 Capital Ratio” is defined as Tier 1 capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a Tier 1 capital ratio greater than or equal to 6.00% (8.50% including the 2.50% capital conservation buffer). For a bank to be considered “well capitalized,” it must maintain a Tier 1 capital ratio greater than or equal to 8.00%.

d) The “Total Capital Ratio” is defined as total capital to total risk weighted assets. To be considered “adequately capitalized” under this measurement, a bank must maintain a total capital ratio greater than or equal to 8.00% (10.50% including the 2.50% capital conservation buffer). For a bank to be considered “well capitalized,” it must maintain a total capital ratio greater than or equal to 10.00%.

In March 2020, the Office of the Comptroller of the Currency, the FRB and the FDIC (collectively, the “agencies”) issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule provides banking organizations that implement CECL in 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. As a result, the Company and Bank elected the five-year transition relief allowed under the interim final rule effective March 31, 2020.

As of March 31, 2020, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.48%	8.48%
Ameris Bank	9.89%	9.73%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	9.82%	9.90%
Ameris Bank	11.45%	11.36%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	9.82%	9.90%
Ameris Bank	11.45%	11.36%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	12.94%	12.90%
Ameris Bank	12.41%	12.15%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2020 and December 31, 2019, the net carrying value of the Company’s other borrowings was $1.54 billion and $1.40 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2019	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment securities available for sale to total deposits	9.77%	10.00%	10.92%	13.29%	12.60%
Loans (net of unearned income) to total deposits	94.58%	91.38%	93.90%	94.44%	86.55%
Interest-earning assets to total assets	89.57%	89.47%	89.27%	90.87%	90.63%
Interest-bearing deposits to total deposits	69.47%	70.06%	70.15%	71.08%	71.91%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2020 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

At March 31, 2020, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of $310,000 at March 31, 2020 and $187,000 at December 31, 2019.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $48.8 million and $7.8 million at March 31, 2020 and December 31, 2019, respectively, and a liability of $48.1 million and $4.5 million at March 31, 2020 and December 31, 2019, respectively.

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

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective, due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

We continue to have a material weakness in our internal control over financial reporting as disclosed in Management's Assessment of Internal Control over Financial Reporting in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2019, as amended. Specifically, during the first quarter of 2020, the Company identified a control deficiency related to certain general ledger account reconciliations that began as of the conversion of Fidelity’s core platform on November 3, 2019. While the reconciliations were completed in a timely manner, various items, which were principally related to the acquired indirect auto loan portfolio, were not researched and resolved in a timely manner. This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements would not have been prevented or detected on a timely basis, and as such, management has concluded that the control deficiency represents a material weakness in internal control over financial reporting.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020.

Remediation Plan

Management has been actively engaged during the first quarter of 2020 in implementing remediation plans to address the material weakness. These plans include: (i) additional training for accounting staff performing the reconciliations; (ii) development of more detailed reconciliation procedures to allow for more timely research and resolution of items; (iii) increased personnel in the accounting department to ensure timeliness of clearing reconciling items; and (iv) the review of the system interface to the general ledger such that the number of reconciling items among impacted balance sheet accounts will be reduced.

The Company’s material weakness will not be considered remediated until the remediation plans have been implemented and tested and management concludes these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

On January 1, 2020, the Company adopted ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The Company implemented changes to the policies, processes, and controls over the allowance for credit losses. Many of the controls mirror controls over our prior incurred loss methodology. New controls were implemented over data quality of critical data elements used in the new model, unfunded commitments and reconciliations. Other than the controls related to ASU 2016-13 and remediation efforts as described above, during the quarter ended March 31, 2020, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, except as follows:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and difficult to predict.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States, as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slowdown in economic activity and a related increase in unemployment and unemployment claims. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and have provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Additionally, the spread of the coronavirus has caused us to modify our business practices, including the implementation of temporary branch and office closures. Although the Company has established a pandemic response plan and procedures, our workforce has been, is and may continue to be impacted by COVID-19. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the coronavirus or will otherwise be satisfactory to government authorities. In addition, the unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

As the result, we could be subject to any of the following risks, among others, any of which could have a material, adverse effect on our business, financial condition, liquidity and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business and prospects as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and the consequences of any recession that has occurred or may occur in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1, 2020 through January 31, 2020	—	$—	—	$93,151,027
February 1, 2020 through February 29, 2020(2)	191,870	$38.30	181,416	$86,231,187
March 1, 2020 through March 31, 2020(3)	22,846	$26.56	19,000	$85,723,412
Total	214,716	$37.05	200,416	$85,723,412

(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur through October 31, 2020, will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2020, $14.3 million, or 358,664 shares of the Company's common stock, had been repurchased under the new program.
(2)The shares purchased from February 1, 2020 through February 29, 2020 includes 10,454 shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.
(3)The shares purchased from March 1, 2020 through March 31, 2020 includes 3,846 shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

Dated: May 11, 2020	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)