Form 10-Q
period 2020-06-30
Ameris Bancorp
filed 2020-08-10
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

 There were 69,487,546 shares of Common Stock outstanding as of July 31, 2020.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Cash and due from banks	$292,899	$246,234
Federal funds sold and interest-bearing deposits in banks	428,560	375,615
Cash and cash equivalents	721,459	621,849

Time deposits in other banks	249	249
Investment securities available for sale, at fair value	1,238,896	1,403,403
Other investments	76,453	66,919
Loans held for sale, at fair value	1,736,397	1,656,711

Loans, net of unearned income	14,503,157	12,818,476
Allowance for credit losses	(208,793)	(38,189)
Loans, net	14,294,364	12,780,287

Other real estate owned, net	23,563	19,500
Premises and equipment, net	230,118	233,102
Goodwill	928,005	931,637
Other intangible assets, net	80,354	91,586
Cash value of bank owned life insurance	175,011	175,270
Deferred income taxes, net	56,306	2,180
Other assets	311,454	259,886
Total assets	$19,872,629	$18,242,579

Liabilities
Deposits:
Noninterest-bearing	$5,595,868	$4,199,448
Interest-bearing	9,993,950	9,827,625
Total deposits	15,589,818	14,027,073
Securities sold under agreements to repurchase	12,879	20,635
Other borrowings	1,418,336	1,398,709
Subordinated deferrable interest debentures	123,375	127,560
FDIC loss-share payable, net	18,903	19,642
Other liabilities	249,188	179,378
Total liabilities	17,412,499	15,772,997

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019)	—	—
Common stock, par value $1 (200,000,000 and 100,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 71,674,087 and 71,499,829 shares issued at June 30, 2020 and December 31, 2019, respectively)	71,674	71,500
Capital surplus	1,909,839	1,907,108
Retained earnings	481,948	507,950
Accumulated other comprehensive income (loss), net of tax	39,613	17,995
Treasury stock, at cost (2,211,305 shares and 1,995,996 shares at June 30, 2020 and December 31, 2019, respectively)	(42,944)	(34,971)
Total shareholders’ equity	2,460,130	2,469,582
Total liabilities and shareholders’ equity	$19,872,629	$18,242,579

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$175,345	$117,010	$346,587	$229,411
Interest on taxable securities	9,347	9,383	19,429	18,426
Interest on nontaxable securities	157	102	314	258
Interest on deposits in other banks and federal funds sold	169	2,533	1,456	5,862
Total interest income	185,018	129,028	367,786	253,957

Interest expense
Interest on deposits	14,273	23,454	38,375	45,138
Interest on other borrowings	6,931	3,923	17,652	7,773
Total interest expense	21,204	27,377	56,027	52,911

Net interest income	163,814	101,651	311,759	201,046
Provision for loan losses	68,449	4,668	105,496	8,076
Provision for unfunded commitments	19,712	—	23,712	—
Provision for credit losses	88,161	4,668	129,208	8,076
Net interest income after provision for credit losses	75,653	96,983	182,551	192,970

Noninterest income
Service charges on deposit accounts	9,922	12,168	21,766	23,814
Mortgage banking activity	104,925	18,523	140,258	33,200
Other service charges, commissions and fees	1,130	803	2,258	1,592
Net gain on securities	14	69	5	135
Other noninterest income	4,969	3,673	11,052	7,266
Total noninterest income	120,960	35,236	175,339	66,007

Noninterest expense
Salaries and employee benefits	95,168	38,331	171,114	76,663
Occupancy and equipment expense	13,807	7,834	25,835	16,038
Data processing and communications expenses	10,514	8,388	22,468	16,779
Credit resolution-related expenses	950	979	3,148	1,890
Advertising and marketing expense	1,455	1,987	3,813	3,728
Amortization of intangible assets	5,601	3,121	11,232	6,253
Merger and conversion charges	895	3,475	1,435	5,532
Other noninterest expenses	27,378	17,136	54,776	29,793
Total noninterest expense	155,768	81,251	293,821	156,676

Income before income tax expense	40,845	50,968	64,069	102,301
Income tax expense	8,609	12,064	12,511	23,492
Net income	32,236	38,904	51,558	78,809

Other comprehensive income
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $(13), $4,765, $5,743 and $5,793	(49)	17,927	21,604	21,794
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $0, $13, $0 and $25	—	(48)	—	(94)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of $30, $(64), $4 and $(110)	111	(239)	14	(412)
Other comprehensive income	62	17,640	21,618	21,288
Total comprehensive income	$32,298	$56,544	$73,176	$100,097

Basic earnings per common share	$0.47	$0.82	$0.74	$1.66
Diluted earnings per common share	$0.47	$0.82	$0.74	$1.66
Weighted average common shares outstanding (in thousands)
Basic	69,192	47,311	69,235	47,354
Diluted	69,293	47,338	69,413	47,395
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	71,651,986	$71,652	$1,908,721	$460,153	$39,551	2,210,712	$(42,927)	$2,437,150
Issuance of restricted shares	33,351	33	(33)	—	—	—	—	—
Forfeitures of restricted shares	(11,250)	(11)	(159)	—	—	—	—	(170)
Share-based compensation	—	—	1,310	—	—	—	—	1,310
Purchase of treasury shares	—	—	—	—	—	593	(17)	(17)
Net income	—	—	—	32,236	—	—	—	32,236
Dividends on common shares ($0.15 per share)	—	—	—	(10,441)	—	—	—	(10,441)
Other comprehensive income (loss) during the period	—	—	—	—	62	—	—	62
Balance at end of period	71,674,087	$71,674	$1,909,839	$481,948	$39,613	2,211,305	$(42,944)	$2,460,130

	Six Months Ended June 30, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	151,976	152	137	—	—	—	—	289
Forfeitures of restricted shares	(11,250)	(11)	(159)	—	—	—	—	(170)
Proceeds from exercise of stock options	33,532	33	668	—	—	—	—	701
Share-based compensation	—	—	2,085	—	—	—	—	2,085
Purchase of treasury shares	—	—	—	—	—	215,309	(7,973)	(7,973)
Net income	—	—	—	51,558	—	—	—	51,558
Dividends on common shares ($0.30 per share)	—	—	—	(20,856)	—	—	—	(20,856)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income (loss) during the period	—	—	—	—	21,618	—	—	21,618
Balance at end of period	71,674,087	$71,674	$1,909,839	$481,948	$39,613	2,211,305	$(42,944)	$2,460,130

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2019

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	49,126,427	$49,126	$1,053,190	$412,005	$(1,178)	1,541,118	$(17,559)	$1,495,584
Issuance of restricted shares	13,328	13	(13)	—	—	—	—	—
Forfeitures of restricted shares	(40,423)	(40)	(484)	—	—	—	—	(524)
Proceeds from exercise of stock options	—	—	—	—	—	—	—	—
Share-based compensation	—	—	807	—	—	—	—	807
Purchase of treasury shares	—	—	—	—	—	296,630	(10,563)	(10,563)
Net income	—	—	—	38,904	—	—	—	38,904
Dividends on common shares ($0.10 per share)	—	—	—	(4,727)	—	—	—	(4,727)
Other comprehensive income (loss) during the period	—	—	—	—	17,640	—	—	17,640
Balance at end of period	49,099,332	$49,099	$1,053,500	$446,182	$16,462	1,837,748	$(28,122)	$1,537,121

	Six Months Ended June 30, 2019

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347
Issuance of restricted shares	117,122	116	799	—	—	—	—	915
Forfeitures of restricted shares	(40,423)	(40)	(484)	—	—	—	—	(524)
Proceeds from exercise of stock options	7,708	8	46	—	—	—	—	54
Share-based compensation	—	—	1,555	—	—	—	—	1,555
Purchase of treasury shares	—	—	—	—	—	322,764	(11,561)	(11,561)
Net income	—	—	—	78,809	—	—	—	78,809
Dividends on common shares ($0.20 per share)	—	—	—	(9,486)	—	—	—	(9,486)
Cumulative effect of change in accounting for leases	—	—	—	(276)	—	—	—	(276)
Other comprehensive income (loss) during the period	—	—	—	—	21,288	—	—	21,288
Balance at end of period	49,099,332	$49,099	$1,053,500	$446,182	$16,462	1,837,748	$(28,122)	$1,537,121

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$51,558	$78,809
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	7,923	5,292
Net losses on sale or disposal of premises and equipment including write-downs	8	70
Net write-downs on other assets	1,090	3,580
Provision for credit losses	129,208	8,076
Net losses on sale of other real estate owned including write-downs	873	84
Share-based compensation expense	1,700	1,514
Amortization of intangible assets	11,232	6,253
Amortization of operating lease right-of-use assets	6,599	3,029
Provision for deferred taxes	(32,544)	3,962
Net amortization of investment securities available for sale	2,932	1,653
Net gain on securities	(5)	(135)
Accretion of discount on purchased loans, net	(16,138)	(5,452)
Accretion on other borrowings	94	41
Accretion on subordinated deferrable interest debentures	970	684
Loan servicing asset impairment	30,239	1,460
Originations of mortgage loans held for sale	(3,799,622)	(798,429)
Payments received on mortgage loans held for sale	34,849	488
Proceeds from sales of mortgage loans held for sale	3,724,287	745,876
Net gains on sale of mortgage loans held for sale	(129,450)	(27,222)
Originations of SBA loans	(28,595)	(33,191)
Proceeds from sales of SBA loans	35,152	29,952
Net gains on sale of SBA loans	(2,614)	(2,476)
Increase in cash surrender value of bank owned life insurance	(1,876)	(968)
Gain on bank owned life insurance proceeds	(845)	—
Changes in FDIC loss-share payable, net of cash payments	(562)	3,431
Change attributable to other operating activities	(52,715)	2,495
Net cash provided by (used in) operating activities	(26,252)	28,876

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	—	10,064
Purchases of securities available for sale	—	(219,352)
Proceeds from prepayments and maturities of securities available for sale	188,920	99,408
Proceeds from sales of securities available for sale	—	64,995
Net (increase) decrease in other investments	(9,529)	(17,949)
Net (increase) decrease in loans	(1,591,894)	(613,881)
Purchases of premises and equipment	(9,267)	(4,610)
Proceeds from sales of premises and equipment	409	762
Proceeds from sales of other real estate owned	3,169	4,854
Payments paid to FDIC under loss-share agreements	(177)	(2,322)
Proceeds from bank owned life insurance	2,980	—
Net cash and cash equivalents received in acquisitions	(2,417)	—
Net cash used in investing activities	(1,417,806)	(678,031)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$1,564,859	$(66,943)
Net decrease in securities sold under agreements to repurchase	(7,756)	(17,077)
Proceeds from other borrowings	4,745,000	415,000
Repayment of other borrowings	(4,725,167)	(2,179)
Repayment of subordinated deferrable interest debentures	(5,155)	—
Proceeds from exercise of stock options	701	54
Dividends paid - common stock	(20,841)	(9,511)
Purchase of treasury shares	(7,973)	(11,561)
Net cash provided by financing activities	1,543,668	307,783

Net increase (decrease) in cash and cash equivalents	99,610	(341,372)
Cash and cash equivalents at beginning of period	621,849	679,527
Cash and cash equivalents at end of period	$721,459	$338,155

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$60,725	$51,250
Income taxes	7,934	21,377
Loans transferred to other real estate owned	8,165	2,875
Loans transferred from loans held for sale to loans held for investment	86,557	—
Loans transferred from loans held for investment to loans held for sale	—	64,773
Loans provided for the sales of other real estate owned	299	144
Initial recognition of operating lease right-of-use assets	—	27,286
Initial recognition of operating lease liabilities	—	29,651
Right-of-use assets obtained in exchange for new operating lease liabilities	8,844	262
Assets acquired in business acquisitions	—	373
Liabilities assumed in business acquisitions	—	(1,922)
Change in unrealized gain (loss) on securities available for sale, net of tax	21,603	21,700
Change in unrealized gain (loss) on cash flow hedge, net of tax	14	(412)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2020

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2020, the Bank operated 170 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The required reserve rate was set to 0% effective March 26, 2020 and, accordingly, the Bank had no reserve requirement at June 30, 2020. The reserve requirement as of December 31, 2019 was $109.7 million and was met by cash on hand and balances at the Federal Reserve Bank of Atlanta which are reported on the Company's consolidated balance sheets in cash and due from banks and federal funds sold and interest-bearing deposits in banks, respectively.

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

In addition, for available-for-sale debt securities, the new methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. There was no financial impact related to this implementation. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and six months ended June 30, 2020 and 2019. Accrued interest receivable on available-for-sale debt securities totaled $4.5 million as of June 30, 2020. Refer to Note 3 for additional information.

Allowance for Credit Losses – Loans

Under the current expected credit loss model, the allowance for credit losses (“ACL”) on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $67.7 million at June 30, 2020.

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

Guidance on Non-TDR Loan Modifications due to COVID-19

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"), issued a revised interagency statement encouraging financial institutions to work with customers affected by the novel coronavirus pandemic (“COVID-19”) and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 4013 of the CARES Act allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

The following table presents the assets acquired and liabilities assumed of Fidelity as of July 1, 2019, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company finalized its fair value adjustments during the second quarter of 2020.

(dollars in thousands)	As Recorded by Fidelity	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$26,264	$—		$(2,417)	(o)	$23,847
Federal funds sold and interest-bearing deposits in banks	217,936	—		—		217,936
Investment securities	299,341	(1,444)	(a)	—		297,897
Other investments	7,449	—		—		7,449
Loans held for sale	328,657	(1,290)	(b)	250	(p)	327,617
Loans	3,587,412	(79,002)	(c)	3,852	(q)	3,512,262
Less allowance for loan losses	(31,245)	31,245	(d)	—		—
Loans, net	3,556,167	(47,757)		3,852		3,512,262
Other real estate owned	7,605	(427)	(e)	—		7,178
Premises and equipment	93,662	11,407	(f)	(3,820)	(r)	101,249
Other intangible assets, net	10,670	39,940	(g)	—		50,610
Cash value of bank owned life insurance	72,328	—		—		72,328
Deferred income taxes, net	104	(104)	(h)	—		—
Other assets	157,863	998	(i)	(17,138)	(s)	141,723
Total assets	$4,778,046	$1,323		$(19,273)		$4,760,096
Liabilities
Deposits:
Noninterest-bearing	$1,301,829	$—		$(2,114)	(t)	$1,299,715
Interest-bearing	2,740,552	942	(j)	—		2,741,494
Total deposits	4,042,381	942		(2,114)		4,041,209
Securities sold under agreements to repurchase	22,345	—		—		22,345
Other borrowings	149,367	2,265	(k)	(300)	(u)	151,332
Subordinated deferrable interest debentures	46,393	(9,675)	(l)	—		36,718
Deferred tax liability, net	12,222	(11,401)	(m)	497	(v)	1,318
Other liabilities	65,027	538	(n)	(839)	(w)	64,726
Total liabilities	4,337,735	(17,331)		(2,756)		4,317,648
Net identifiable assets acquired over (under) liabilities assumed	440,311	18,654		(16,517)		442,448
Goodwill	—	410,348		16,517		426,865
Net assets acquired over liabilities assumed	$440,311	$429,002		$—		$869,313
Consideration:
Ameris Bancorp common shares issued	22,181,522
Price per share of the Company's common stock	39.19
Company common stock issued	$869,294
Cash exchanged for shares	$19
Fair value of total consideration transferred	$869,313
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
(o)Subsequent to acquisition, cash and due from banks were adjusted for Fidelity reconciling items.
(p)Adjustment reflects additional recording of fair value adjustments to loans held for sale.
(q)Adjustment reflects additional recording of fair value adjustments of the acquired loan portfolio.
(r)Adjustment reflects additional recording of fair value adjustments to premises and equipment.
(s)Adjustment reflects additional recording of fair value adjustments to other assets and includes a reclassification of deferred income taxes to current income taxes.
(t)Subsequent to acquisition, noninterest-bearing deposits were adjusted for Fidelity reconciling items.
(u)Adjustment reflects additional recording of fair value adjustments to other borrowings.
(v)Adjustment reflects additional recording of deferred taxes on the differences in the carrying values of acquired assets and assumed liabilities for financial reporting purposes and their basis for federal income tax purposes and includes a reclassification of deferred income taxes to current income taxes.
(w)Adjustment reflects additional recording of fair value adjustments to other liabilities.

Goodwill of $426.9 million, which is the excess of the purchase price over the fair value of net assets acquired, was recorded in the Fidelity acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

In the acquisition, the Company purchased $3.51 billion of loans at fair value, net of $75.2 million, or 2.09%, estimated discount to the acquired carrying value. Of the total loans acquired, management identified $121.3 million that were considered to be credit impaired and were accounted for under ASC Topic 310-30 prior to the adoption of ASC 326 on January 1, 2020. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$191,534
Non-accretable difference	(23,058)
Cash flows expected to be collected	168,476
Accretable yield	(47,173)
Total purchased credit-impaired loans acquired	$121,303

The following table presents the acquired loan data for the Fidelity acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$121,303	$191,534	$23,058
Acquired receivables not subject to ASC 310-30	$3,390,959	$4,217,890	$33,076

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data; shares in thousands)	2020	2019	2020	2019
Net interest income and noninterest income	$284,774	$200,132	$357,890	$392,386
Net income	$32,943	$44,495	$52,693	$92,348
Net income available to common shareholders	$32,943	$44,495	$52,693	$92,348
Income per common share available to common shareholders – basic	$0.48	$0.64	$0.76	$1.33
Income per common share available to common shareholders – diluted	$0.48	$0.64	$0.76	$1.33
Average number of shares outstanding, basic	69,192	69,492	69,235	69,535
Average number of shares outstanding, diluted	69,293	69,519	69,413	69,576

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
U.S. government sponsored agencies	$17,207	$474	$—	$17,681
State, county and municipal securities	90,012	3,186	—	93,198
Corporate debt securities	51,680	701	(68)	52,313
SBA pool securities	67,241	2,815	(114)	69,942
Mortgage-backed securities	962,445	43,471	(154)	1,005,762
Total debt securities	$1,188,585	$50,647	$(336)	$1,238,896

December 31, 2019
U.S. government sponsored agencies	$22,246	$116	$—	$22,362
State, county and municipal securities	102,952	2,310	(2)	105,260
Corporate debt securities	51,720	1,281	(2)	52,999
SBA pool securities	73,704	617	(409)	73,912
Mortgage-backed securities	1,129,816	19,937	(883)	1,148,870
Total debt securities	$1,380,438	$24,261	$(1,296)	$1,403,403

The amortized cost and estimated fair value of debt securities available for sale securities as of June 30, 2020, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,971	$33,230
Due from one year to five years	54,049	55,792
Due from five to ten years	79,549	82,322
Due after ten years	59,571	61,790
Mortgage-backed securities	962,445	1,005,762
	$1,188,585	$1,238,896

Securities with a carrying value of approximately $586.0 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at June 30, 2020, compared with $679.6 million at December 31, 2019.

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2020
Corporate debt securities	$16,932	$(68)	$—	$—	$16,932	$(68)
SBA pool securities	250	(1)	4,202	(113)	4,452	(114)
Mortgage-backed securities	33,274	(154)	2	—	33,276	(154)
Total debt securities	$50,456	$(223)	$4,204	$(113)	$54,660	$(336)

December 31, 2019
State, county and municipal securities	$803	$(2)	$—	$—	$803	$(2)
Corporate debt securities	2,573	(2)	—	—	2,573	(2)
SBA pool securities	28,521	(285)	4,825	(124)	33,346	(409)
Mortgage-backed securities	99,279	(416)	52,326	(467)	151,605	(883)
Total debt securities	$131,176	$(705)	$57,151	$(591)	$188,327	$(1,296)

As of June 30, 2020, the Company’s security portfolio consisted of 536 securities, 30 of which were in an unrealized loss position. At June 30, 2020, the Company held 19 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At June 30, 2020, the Company held seven SBA pool securities and four corporate securities that were in an unrealized loss position.

During 2020 and 2019, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at June 30, 2020 or December 31, 2019.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2020, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2020, management believes the unrealized losses have resulted from factors other than credit and no allowance for credit losses was recorded.

At June 30, 2020 and December 31, 2019, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the six months ended June 30, 2020 and 2019:

(dollars in thousands)	June 30, 2020	June 30, 2019
Gross gains on sales of securities	$—	$522
Gross losses on sales of securities	—	(464)
Net realized gains on sales of securities available for sale	$—	$58

Sales proceeds	$—	$64,995

Total gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the six months ended June 30, 2020 and 2019:

(dollars in thousands)	June 30, 2020	June 30, 2019
Net realized gains on sales of securities available for sale	$—	$58
Unrealized holding gains on equity securities	5	15
Net realized gains on sales of other investments	—	62
Total gain on securities	$5	$135

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. The Bank also offers certain SBA and commercial insurance premium finance loans nationally. Loans oustanding under the SBA's Paycheck Protection Program ("PPP") are reported in the commercial, financial and agricultural loan category.

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

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial, financial and agricultural	$1,839,921	$802,171
Consumer installment	575,782	498,577
Indirect automobile	739,543	1,061,824
Mortgage warehouse	748,853	526,369
Municipal	731,508	564,304
Premium finance	690,584	654,669
Real estate – construction and development	1,641,744	1,549,062
Real estate – commercial and farmland	4,804,420	4,353,039
Real estate – residential	2,730,802	2,808,461
	$14,503,157	$12,818,476

The following is a summary of changes in the accretable discounts of purchased loans during the six months ended June 30, 2019:

(dollars in thousands)	June 30, 2019
Balance, January 1	$40,496
Additions due to acquisitions	—
Accretion	(6,125)
Accretable discounts removed due to charge-offs	—
Transfers between non-accretable and accretable discounts, net	(2,291)
Ending balance	$32,080

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial, financial and agricultural	$11,032	$9,236
Consumer installment	1,186	831
Indirect automobile	1,643	1,746
Premium finance	—	600
Real estate – construction and development	1,913	1,988
Real estate – commercial and farmland	21,874	23,797
Real estate – residential	40,097	36,926
	$77,745	$75,124

There was no interest income recognized on nonaccrual loans during the six months ended June 30, 2020.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	June 30, 2020
Commercial, financial and agricultural	$1,081
Real estate – commercial and farmland	9,632
Real estate – residential	10,367
$21,080

The following table presents an analysis of past-due loans as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2020
Commercial, financial and agricultural	$802	$1,917	$6,246	$8,965	$1,830,956	$1,839,921	$—
Consumer installment	1,699	1,691	2,173	5,563	570,219	575,782	1,377
Indirect automobile	1,458	597	1,528	3,583	735,960	739,543	24
Mortgage warehouse	—	—	—	—	748,853	748,853	—
Municipal	—	—	—	—	731,508	731,508	—
Premium finance	5,141	6,767	11,928	23,836	666,748	690,584	11,928
Real estate – construction and development	8,064	1,359	3,523	12,946	1,628,798	1,641,744	1,795
Real estate – commercial and farmland	890	1,910	15,517	18,317	4,786,103	4,804,420	—
Real estate – residential	20,601	6,507	34,637	61,745	2,669,057	2,730,802	2
Total	$38,655	$20,748	$75,552	$134,955	$14,368,202	$14,503,157	$15,126

December 31, 2019
Commercial, financial and agricultural	$3,609	$2,251	$6,484	$12,344	$789,827	$802,171	$—
Consumer installment	3,488	1,336	1,452	6,276	492,301	498,577	922
Indirect automobile	5,978	1,067	1,522	8,567	1,053,257	1,061,824	21
Mortgage warehouse	—	—	—	—	526,369	526,369	—
Municipal	—	—	—	—	564,304	564,304	—
Premium finance	13,801	8,022	5,411	27,234	627,435	654,669	4,811
Real estate – construction and development	7,785	1,224	1,583	10,592	1,538,470	1,549,062	—
Real estate – commercial and farmland	7,404	3,405	15,598	26,407	4,326,632	4,353,039	—
Real estate – residential	46,226	15,277	31,083	92,586	2,715,875	2,808,461	—
Total	$88,291	$32,582	$63,133	$184,006	$12,634,470	$12,818,476	$5,754

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. These loans are written down to the lower of cost or collateral value less estimated selling costs. As of June 30, 2020, there were $102.1 million of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

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

The following is a summary of information pertaining to impaired loans:

	As of and for the Period Ended
(dollars in thousands)	December 31, 2019	June 30, 2019
Nonaccrual loans	$75,124	$41,479
Troubled debt restructurings not included above	29,609	31,383
Total impaired loans	$104,733	$72,862

Quarter-to-date interest income recognized on impaired loans	$1,201	$1,171
Year-to-date interest income recognized on impaired loans	$4,131	$2,025
Quarter-to-date foregone interest income on impaired loans	$1,044	$750
Year-to-date foregone interest income on impaired loans	$4,100	$1,478

The following table presents an analysis of information pertaining to impaired loans as of December 31, 2019 and June 30, 2019:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2019
Commercial, financial and agricultural	$18,438	$1,911	$7,840	$9,751	$1,542	$9,073	$6,287
Consumer installment	2,179	839	—	839	—	420	767
Indirect automobile	1,845	1,746	—	1,746	—	1,481	592
Premium finance	757	—	757	757	156	758	524
Real estate – construction and development	4,893	1,319	1,605	2,924	204	5,277	7,278
Real estate – commercial and farmland	42,515	12,147	18,381	30,528	953	30,749	23,280
Real estate – residential	62,675	13,413	44,775	58,188	3,592	70,723	51,817
Total	$133,302	$31,375	$73,358	$104,733	$6,447	$118,481	$90,545

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Six Month Average Recorded Investment
June 30, 2019
Commercial, financial and agricultural	$13,097	$1,632	$3,407	$5,039	$634	$5,196	$4,430
Consumer installment	1,034	932	—	932	—	982	998
Premium finance	1,104	913	191	1,104	10	552	368
Real estate – construction and development	16,219	2,059	7,279	9,338	498	8,834	8,612
Real estate – commercial and farmland	20,075	1,951	16,125	18,076	1,984	17,846	18,301
Real estate – residential	41,025	12,221	26,152	38,373	1,880	39,416	39,213
Total	$92,554	$19,708	$53,154	$72,862	$5,006	$72,826	$71,922

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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. There were no loans risk graded 9 at June 30, 2020.

	Term Loans
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
Commercial, Financial and Agricultural
Risk Grade:
1	$1,040,825	$3,753	$1,793	$690	$688	$5,800	$10,509	$—	$1,064,058
2	36	1,354	935	3,782	108	2,109	6,043	—	14,367
3	52,010	62,009	18,813	19,721	9,505	6,450	73,670	—	242,178
4	50,333	102,834	103,960	60,081	24,471	35,983	95,792	—	473,454
5	1,020	2,961	2,999	5,944	1,482	3,718	2,784	—	20,908
6	—	356	1,860	561	248	1,306	1,482	—	5,813
7	—	744	1,692	2,098	694	4,531	9,384	—	19,143
Total commercial, financial and agricultural	$1,144,224	$174,011	$132,052	$92,877	$37,196	$59,897	$199,664	$—	$1,839,921
Consumer Installment
Risk Grade:
1	$3,941	$4,734	$2,374	$845	$145	$67	$1,181	$—	$13,287
2	—	—	77	3	2,862	1,187	50	—	4,179
3	8,284	10,517	4,510	5,298	39,040	25,378	3,222	—	96,249
4	98,445	120,187	133,148	73,783	18,923	10,625	3,810	—	458,921
5	50	136	37	38	27	243	9	—	540
6	—	14	14	4	50	78	—	—	160
7	—	192	150	196	816	965	127	—	2,446
Total consumer installment	$110,720	$135,780	$140,310	$80,167	$61,863	$38,543	$8,399	$—	$575,782
Indirect Automobile
Risk Grade:
2	$—	$—	$112	$38	$5,047	$3,908	$—	$—	$9,105
3	—	47,286	241,703	252,508	112,068	74,214	—	—	727,779
7	—	93	388	579	638	961	—	—	2,659
Total indirect automobile	$—	$47,379	$242,203	$253,125	$117,753	$79,083	$—	$—	$739,543
Mortgage Warehouse
Risk Grade:
3	$—	$—	$—	$—	$—	$—	$748,853	$—	$748,853
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$748,853	$—	$748,853

	Term Loans
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
Municipal
Risk Grade:
1	$198,131	$12,763	$37,851	$175,644	$172,620	$115,134	$—	$—	$712,143
2	—	—	—	—	—	2,587	—	—	2,587
3	—	775	—	6,300	—	9,107	—	—	16,182
4	—	—	—	—	—	596	—	—	596
Total municipal	$198,131	$13,538	$37,851	$181,944	$172,620	$127,424	$—	$—	$731,508
Premium Finance
Risk Grade:
2	$563,735	$111,749	$1,203	$1,112	$262	$594	$—	$—	$678,655
7	2,781	6,297	10	—	2,841	—	—	—	11,929
Total premium finance	$566,516	$118,046	$1,213	$1,112	$3,103	$594	$—	$—	$690,584
Real Estate – Construction and Development
Risk Grade:
3	$16,000	$18,405	$17,828	$9,991	$4,005	$8,759	$685	$—	$75,673
4	288,761	661,716	280,311	120,430	21,001	37,348	92,226	—	1,501,793
5	171	5,100	2,420	607	17,806	9,447	111	—	35,662
6	339	2,652	12,421	2,488	527	4,562	—	—	22,989
7	—	9	1,190	889	46	3,493	—	—	5,627
Total real estate – construction and development	$305,271	$687,882	$314,170	$134,405	$43,385	$63,609	$93,022	$—	$1,641,744
Real Estate – Commercial and Farmland
Risk Grade:
1	$—	$—	$198	$—	$—	$—	$—	$—	$198
2	1,449	547	578	2,289	4,543	15,895	1,946	—	27,247
3	275,436	387,436	172,702	219,630	204,796	325,464	73,997	—	1,659,461
4	220,881	602,402	532,184	418,685	356,739	686,276	33,349	—	2,850,516
5	5,846	4,685	2,798	26,617	15,162	74,695	566	—	130,369
6	—	8,254	9,905	13,851	14,933	24,053	730	—	71,726
7	170	6,096	5,048	8,944	11,173	32,535	937	—	64,903
Total real estate – commercial and farmland	$503,782	$1,009,420	$723,413	$690,016	$607,346	$1,158,918	$111,525	$—	$4,804,420
Real Estate - Residential
Risk Grade:
1	$—	$—	$—	$—	$—	$23	$—	$—	$23
2	—	418	14	126	1,525	61,280	1,768	—	65,131
3	284,058	541,802	303,447	220,661	177,896	462,308	225,353	2,313	2,217,838
4	16,675	74,152	43,926	32,278	34,830	105,288	51,186	59	358,394
5	310	1,453	2,366	3,268	1,499	12,330	3,963	—	25,189
6	172	1,736	939	62	331	4,180	597	—	8,017
7	2,836	8,179	11,568	5,120	2,091	19,355	7,061	—	56,210
Total real estate - residential	$304,051	$627,740	$362,260	$261,515	$218,172	$664,764	$289,928	$2,372	$2,730,802

The following table presents the loan portfolio by risk grade as of December 31, 2019 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Total
1	$22,396	$13,184	$—	$—	$552,062	$—	$—	$208	$27	$587,877
2	18,937	1,233	18,354	—	2,690	654,069	17,535	35,299	92,255	840,372
3	215,180	33,314	1,033,861	526,369	8,925	—	90,124	1,720,039	2,406,587	6,034,399
4	482,146	449,224	4,009	—	627	—	1,377,674	2,348,083	222,779	4,884,542
5	33,317	208	—	—	—	—	41,759	133,119	24,618	233,021
6	4,901	213	—	—	—	—	17,223	53,941	10,132	86,410
7	25,294	1,191	5,600	—	—	600	4,747	62,350	52,063	151,845
8	—	8	—	—	—	—	—	—	—	8
9	—	2	—	—	—	—	—	—	—	2
Total	$802,171	$498,577	$1,061,824	$526,369	$564,304	$654,669	$1,549,062	$4,353,039	$2,808,461	$12,818,476

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed to be troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2020 and 2019 totaling $139.6 million and $107.7 million, respectively, under such parameters.

As of June 30, 2020 and December 31, 2019, the Company had a balance of $42.3 million and $35.2 million, respectively, in troubled debt restructurings. The Company has recorded $1.7 million and $1.9 million in previous charge-offs on such loans at June 30, 2020 and December 31, 2019, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $2.9 million and $3.7 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the six months ended June 30, 2020 and 2019, the Company modified loans as troubled debt restructurings with principal balances of $11.3 million and $5.3 million, respectively, and these modifications did not have a material impact on the Company’s allowance for credit losses. The following table presents the loans by class modified as troubled debt restructurings which occurred during the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$731	1	$7
Consumer installment	4	15	9	62
Premium finance	—	—	1	191
Real estate – construction and development	1	20	—	—
Real estate – commercial and farmland	1	16	2	214
Real estate – residential	76	10,496	34	4,794
Total	83	$11,278	47	$5,268
Troubled debt restructurings with an outstanding balance of $1.7 million and $1.9 million defaulted during the six months ended June 30, 2020 and 2019, respectively, and these defaults did not have a material impact on the Company’s allowance for credit losses. The following table presents for loans the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$200	2	$4
Consumer installment	3	4	4	24
Real estate – construction and development	2	285	—	—
Real estate – commercial and farmland	2	676	—	—
Real estate – residential	8	567	19	1,832
Total	16	$1,732	25	$1,860

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at June 30, 2020 and December 31, 2019:

June 30, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	7	$592	13	$1,034
Consumer installment	13	42	20	67
Real estate – construction and development	5	919	4	308
Real estate – commercial and farmland	18	5,252	8	1,877
Real estate – residential	250	29,935	37	2,231
Total	293	$36,740	82	$5,517

December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$516	17	$335
Consumer installment	4	8	27	107
Premium finance	1	156	—	—
Real estate – construction and development	6	936	3	253
Real estate – commercial and farmland	21	6,732	8	2,071
Real estate – residential	197	21,261	40	2,857
Total	234	$29,609	95	$5,623

COVID-19 Deferrals

As of June 30, 2020, the Company modified $2.76 billion in loans for borrowers impacted by the COVID-19 pandemic. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$155,310	8.4%
Consumer installment	15,502	2.7%
Indirect automobile	65,064	8.8%
Municipal	2,461	0.3%
Premium finance	46,496	6.7%
Real estate – construction and development	192,474	11.7%
Real estate – commercial and farmland	1,961,513	40.8%
Real estate – residential	318,881	11.7%
	$2,757,701	19.0%

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

During the three and six months ended June 30, 2020, the allowance for credit losses increased primarily due to deterioration in forecasted macroeconomic factors resulting from the COVID-19 pandemic. The current forecast reflects, among other things, a decline in GDP and elevated unemployment levels compared to the forecast at both the time of adoption of ASC 326 on January 1, 2020 and the most recent quarter end of March 31, 2020. In addition, the Company also uses certain qualitative adjustments for specific portfolios as well as model uncertainty.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six-month periods ended June 30, 2020 and June 30, 2019 and end of period balances by portfolio segment as of June 30, 2020, December 31, 2019 and June 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2020	$8,110	$15,446	$3,464	$1,102	$522	$11,508
Provision for loan losses	11	4,824	915	396	(15)	(2,083)
Loans charged off	(486)	(962)	(1,016)	—	—	(1,903)
Recoveries of loans previously charged off	303	777	18	—	—	676
Balance, June 30, 2020	$7,938	$20,085	$3,381	$1,498	$507	$8,198

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2020	$25,319	$51,754	$32,299	$149,524
Provision for loan losses	28,853	38,133	(2,585)	68,449
Loans charged off	(74)	(6,315)	(525)	(11,281)
Recoveries of loans previously charged off	168	21	138	2,101
Balance, June 30, 2020	$54,266	$83,593	$29,327	$208,793

Six Months Ended June 30, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2019	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASU 2016-13	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	3,091	8,973	1,479	395	115	2,551
Loans charged off	(2,972)	(2,104)	(2,247)	—	—	(2,734)
Recoveries of loans previously charged off	665	1,420	40	—	—	1,360
Balance, June 30, 2020	$7,938	$20,085	$3,381	$1,498	$507	$8,198

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2019	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASU 2016-13	12,248	27,073	19,790	78,661
Provision for loan losses	35,587	53,991	(686)	105,496
Loans charged off	(74)	(7,243)	(625)	(17,999)
Recoveries of loans previously charged off	510	106	345	4,446
Balance, June 30, 2020	$54,266	$83,593	$29,327	$208,793

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

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Mortgage Warehouse	Municipal	Premium Finance
Three Months Ended June 30, 2019
Balance, March 31, 2019	$2,190	$3,936	$640	$508	$1,830
Provision for loan losses	717	334	—	(6)	1,369
Loans charged off	(473)	(1,171)	—	—	(865)
Recoveries of loans previously charged off	382	289	—	—	650
Balance, June 30, 2019	$2,816	$3,388	$640	$502	$2,984

(dollars in thousands)	Commercial, Financial and Agricultural		Consumer Installment	Mortgage Warehouse	Municipal	Premium Finance
Six Months Ended June 30, 2019
Balance, December 31, 2018	$2,352		$3,795	$640	$509	$1,426
Provision for loan losses	1,017		2,157	—	(7)	2,083
Loans charged off	(1,157)		(3,068)	—	—	(2,185)
Recoveries of loans previously charged off	604		504	—	—	1,660
Balance, June 30, 2019	$2,816	F	$3,388	$640	$502	$2,984

Period-end allocation:
Loans individually evaluated for impairment (1)	$634		$—	$—	$—	$1,391
Loans collectively evaluated for impairment	2,182		3,388	640	502	1,593
Ending balance	$2,816		$3,388	$640	$502	$2,984

Loans:
Individually evaluated for impairment (1)	$3,407		$—	$—	$—	$2,997
Collectively evaluated for impairment	697,804		474,071	462,481	583,558	610,967
Acquired with deteriorated credit quality	2,079		124	—	—	—
Ending balance	$703,290		$474,195	$462,481	$583,558	$613,964

	Real Estate – Construction and Development		Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Three Months Ended June 30, 2019
Balance, March 31, 2019	$4,424		$9,237	$5,894	$28,659
Provision for loan losses	314		(50)	1,990	4,668
Loans charged off	(243)		(589)	(155)	(3,496)
Recoveries of loans previously charged off	268		78	295	1,962
Balance, June 30, 2019	$4,763		$8,676	$8,024	$31,793

Six Months Ended June 30, 2019
Balance, December 31, 2018	$4,210		$9,659	$6,228	$28,819
Provision for loan losses	436		742	1,648	8,076
Loans charged off	(268)		(1,843)	(354)	(8,875)
Recoveries of loans previously charged off	385		118	502	3,773
Balance, June 30, 2019	$4,763	F	$8,676	$8,024	$31,793

Period-end allocation:
Loans individually evaluated for impairment (1)	$498		$1,984	$1,881	$6,388
Loans collectively evaluated for impairment	4,265		6,692	6,143	25,405
Ending balance	$4,763		$8,676	$8,024	$31,793

Loans:
Individually evaluated for impairment (1)	$7,279		$17,130	$26,647	$57,460
Collectively evaluated for impairment	1,089,546		3,118,126	1,883,519	8,920,072
Acquired with deteriorated credit quality	6,725		46,957	16,453	72,338
Ending balance	$1,103,550		$3,182,213	$1,926,619	$9,049,870

(1) At June 30, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the investment securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At June 30, 2020 and December 31, 2019, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at June 30, 2020 and December 31, 2019.

(dollars in thousands)	June 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$12,879	$20,635

At June 30, 2020 and December 31, 2019 the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 6 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2020	December 31, 2019
FHLB borrowings:
Fixed Rate Advance due January 10, 2020; fixed interest rate of 1.68%	$—	$50,000
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.68%	—	50,000
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.67%	—	100,000
Fixed Rate Advance due January 15, 2020; fixed interest rate of 1.71%	—	50,000
Fixed Rate Advance due January 16, 2020; fixed interest rate of 1.69%	—	150,000
Fixed Rate Advance due January 17, 2020; fixed interest rate of 1.70%	—	100,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	50,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	200,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.70%	—	25,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	75,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	25,000
Fixed Rate Advance due January 23, 2020; fixed interest rate of 1.71%	—	100,000
Fixed Rate Advance due January 27, 2020; fixed interest rate of 1.73%	—	50,000
Fixed Rate Advance due February 18, 2020; fixed interest rate of 1.72%	—	100,000
Fixed Rate Advance due July 6, 2020; fixed interest rate of 0.27%	150,000	—
Fixed Rate Advance due July 8, 2020; fixed interest rate of 0.27%	100,000	—
Fixed Rate Advance due July 10, 2020; fixed interest rate of 0.246%	100,000	—
Fixed Rate Advance due July 20, 2020; fixed interest rate of 0.25%	100,000	—
Fixed Rate Advance due July 22, 2020; fixed interest rate of 0.27%	100,000	—
Fixed Rate Advance due July 23, 2020; fixed interest rate of 0.38%	100,000	—
Fixed Rate Advance due July 23, 2020; fixed interest rate of 0.27%	100,000	—
Fixed Rate Advance due July 28, 2020; fixed interest rate of 0.25%	100,000	—
Fixed Rate Advance due August 18, 2020; fixed interest rate of 0.21%	150,000	—
Fixed Rate Advance due September 21, 2020; fixed interest rate of 0.22%	100,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	—
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	—
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,417	1,422
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	981	985
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,639	1,712

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $878 and $943, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,122	74,057
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $2,287 and $2,408, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	117,713	117,592
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,212 and $1,596, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	76,212	76,595
Other debt:
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	1,252	1,346
Total	$1,418,336	$1,398,709

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2020, $2.83 billion was available for borrowing on lines with the FHLB.

As of June 30, 2020, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $152.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2020, the Company had $2.41 billion of loans pledged at the Federal Reserve discount window and had $1.43 billion available for borrowing.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. Repurchases of shares, which are authorized to occur through October 31, 2020, will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the repurchase of any specific number of shares. As of June 30, 2020, $14.3 million, or 375,241 shares, of the Company's common stock had been repurchased under the program.

Fidelity Acquisition

On July 1, 2019, the Company issued 22,181,522 shares of its common stock to the shareholders of Fidelity. Such shares had a value of $39.19 per share at the time of issuance, resulting in an increase in shareholders’ equity of $869.3 million.

For additional information regarding the Fidelity acquisition, see Note 2.
NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in gain (loss) on securities in the consolidated statement of income and comprehensive income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of June 30, 2020 and 2019:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(147)	$18,142	$17,995
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	14	21,604	21,618
Balance, June 30, 2020	$(133)	$39,746	$39,613

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(94)	(94)
Current year changes, net of tax	(412)	21,794	21,382
Balance, June 30, 2019	$(61)	$16,523	$16,462

NOTE 9 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(share data in thousands)	2020	2019	2020	2019
Average common shares outstanding	69,192	47,311	69,235	47,354
Common share equivalents:
Stock options	9	—	33	—
Nonvested restricted share grants	75	27	130	41
Performance share units	17	—	15	—
Average common shares outstanding, assuming dilution	69,293	47,338	69,413	47,395

For the three and six-month periods ended June 30, 2020, there were outstanding 252,765 and 56,000 options exerciseable for common shares, respectively, with strike prices that would cause the underlying shares to be anti-dilutive. Therefore, such option shares have been excluded. For the three and six-month periods ended June 30, 2019, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	June 30, 2020	December 31, 2019
Mortgage loans held for sale	$1,731,530	$1,647,900
SBA loans held for sale	4,867	8,811
Total loans held for sale	$1,736,397	$1,656,711

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statements of income and comprehensive income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments (“IRLCs”) with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. A net gain of $41.1 million and a net gain of $2.7 million resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2020 and 2019, respectively. A net gain of $33.8 million and a net gain $3.1 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the six months ended June 30, 2020 and 2019, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Aggregate fair value of mortgage loans held for sale	$1,731,530	$1,647,900
Aggregate unpaid principal balance of mortgage loans held for sale	1,640,561	1,598,057
Past-due loans of 90 days or more	—	1,649
Nonaccrual loans	—	1,649
Unpaid principal balance of nonaccrual loans	—	1,616

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Aggregate fair value of SBA loans held for sale	$4,867	$8,811
Aggregate unpaid principal balance of SBA loans held for sale	4,439	8,206
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2020 and December 31, 2019:

	Recurring Basis Fair Value Measurements
	June 30, 2020
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$17,681	$—	$17,681	$—
State, county and municipal securities	93,198	—	93,198	—
Corporate debt securities	52,313	—	50,813	1,500
SBA pool securities	69,942	—	69,942	—
Mortgage-backed securities	1,005,762	—	1,005,762	—
Loans held for sale	1,736,397	—	1,736,397	—
Mortgage banking derivative instruments	51,919	—	51,919	—
Total recurring assets at fair value	$3,027,212	$—	$3,025,712	$1,500
Financial liabilities:
Derivative financial instruments	$170	$—	$170	$—
Mortgage banking derivative instruments	14,769	—	14,769	—
Total recurring liabilities at fair value	$14,939	$—	$14,939	$—

	Recurring Basis Fair Value Measurements
	December 31, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$22,362	$—	$22,362	$—
State, county and municipal securities	105,260	—	105,260	—
Corporate debt securities	52,999	—	51,499	1,500
SBA pool securities	73,912	—	73,912	—
Mortgage-backed securities	1,148,870	—	1,148,870	—
Loans held for sale	1,656,711	—	1,656,711	—
Mortgage banking derivative instruments	7,814	—	7,814	—
Total recurring assets at fair value	$3,067,928	$—	$3,066,428	$1,500
Financial liabilities:
Derivative financial instruments	$187	$—	$187	$—
Mortgage banking derivative instruments	4,471	—	4,471	—
Total recurring liabilities at fair value	$4,658	$—	$4,658	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2020 and December 31, 2019:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Collateral-dependent loans	$92,826	$—	$—	$92,826
Other real estate owned	1,753	—	—	1,753
Mortgage servicing rights	91,381	—	91,381	—
SBA servicing rights	5,241	—	5,241	—
Total nonrecurring assets at fair value	$191,201	$—	$96,622	$94,579

December 31, 2019
Impaired loans carried at fair value	$43,788	$—	$—	$43,788
Other real estate owned	17,289	—	—	17,289
Total nonrecurring assets at fair value	$61,077	$—	$—	$61,077

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2020 and the year ended December 31, 2019, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2020
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Collateral-dependent loans	$92,826	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	17% - 81%	32%
Other real estate owned	$1,753	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	21% - 48%	35%

December 31, 2019
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$43,788	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	1% - 95%	27%
Other real estate owned	$17,289	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	9% - 89%	31%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements
		June 30, 2020
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$292,899	$292,899	$—	$—	$292,899
Federal funds sold and interest-bearing accounts	428,560	428,560	—	—	428,560
Time deposits in other banks	249	—	249	—	249
Loans, net	14,201,538	—	—	14,249,663	14,249,663
Accrued interest receivable	72,175	—	4,490	67,685	72,175
Financial liabilities:
Deposits	15,589,818	—	15,611,958	—	15,611,958
Securities sold under agreements to repurchase	12,879	12,879	—	—	12,879
Other borrowings	1,418,336	—	1,424,093	—	1,424,093
Subordinated deferrable interest debentures	123,375	—	116,869	—	116,869
FDIC loss-share payable	18,903	—	—	19,085	19,085
Accrued interest payable	6,862	—	6,826	—	6,826

		Fair Value Measurements
		December 31, 2019
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$246,234	$246,234	$—	$—	$246,234
Federal funds sold and interest-bearing accounts	375,615	375,615	—	—	375,615
Time deposits in other banks	249	—	249	—	249
Loans, net	12,736,499	—	—	12,806,709	12,806,709
Accrued interest receivable	52,362	—	5,179	47,183	52,362
Financial liabilities:
Deposits	14,027,073	—	14,035,686	—	14,035,686
Securities sold under agreements to repurchase	20,635	20,635	—	—	20,635
Other borrowings	1,398,709	—	1,402,510	—	1,402,510
Subordinated deferrable interest debentures	127,560	—	126,815	—	126,815
FDIC loss-share payable	19,642	—	—	19,657	19,657
Accrued interest payable	11,524	—	11,524	—	11,524

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$2,468,695	$2,486,949
Unused home equity lines of credit	261,647	262,089
Financial standby letters of credit	32,877	29,232
Mortgage interest rate lock commitments	1,279,952	288,490

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2020 and the year ended December 31, 2019.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in thousands)	2020	2020
Balance at beginning of period	$17,791	$1,077
Adjustment to reflect adoption of ASU 2016-13	—	12,714
Provision for unfunded commitments	19,712	23,712
Balance at end of period	$37,503	$37,503

Other Commitments

As of June 30, 2020, letters of credit issued by the FHLB totaling $157.4 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

COVID-19

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic has caused significant economic dislocation in the United States, as many state and local governments have intermittently ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slowdown in economic activity and a related increase in unemployment and unemployment claims. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. This could cause a material, adverse effect on the Company’s business, financial condition, liquidity and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; increases in our allowance for credit losses; and decreases in the value of our intangible assets.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$128,653	$34,714	$5,285	$8,757	$7,609	$185,018
Interest expense	8,323	10,412	259	1,723	487	21,204
Net interest income	120,330	24,302	5,026	7,034	7,122	163,814
Provision for credit losses	86,805	423	403	2,322	(1,792)	88,161
Noninterest income	14,468	104,195	727	1,570	—	120,960
Noninterest expense
Salaries and employee benefits	40,423	50,003	209	2,612	1,921	95,168
Equipment and occupancy expenses	11,679	1,953	1	97	77	13,807
Data processing and telecommunications expenses	8,919	1,406	55	15	119	10,514
Other expenses	27,997	6,949	88	359	886	36,279
Total noninterest expense	89,018	60,311	353	3,083	3,003	155,768
Income before income tax expense	(41,025)	67,763	4,997	3,199	5,911	40,845
Income tax expense	(8,582)	14,231	1,049	671	1,240	8,609
Net income	$(32,443)	$53,532	$3,948	$2,528	$4,671	$32,236

Total assets	$13,121,679	$3,905,683	$753,668	$1,310,077	$781,522	$19,872,629
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	64,007	—	—	—	16,347	80,354

	Three Months Ended June 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$98,892	$13,633	$5,550	$2,287	$8,666	$129,028
Interest expense	14,137	6,066	2,563	1,105	3,506	27,377
Net interest income	84,755	7,567	2,987	1,182	5,160	101,651
Provision for credit losses	2,306	609	—	178	1,575	4,668
Noninterest income	14,830	18,070	450	1,883	3	35,236
Noninterest expense
Salaries and employee benefits	24,228	11,886	162	735	1,320	38,331
Equipment and occupancy expenses	7,034	670	1	65	64	7,834
Data processing and telecommunications expenses	7,635	394	38	3	318	8,388
Other expenses	22,728	2,385	75	359	1,151	26,698
Total noninterest expense	61,625	15,335	276	1,162	2,853	81,251
Income before income tax expense	35,654	9,693	3,161	1,725	735	50,968
Income tax expense	8,691	2,170	664	362	177	12,064
Net income	$26,963	$7,523	$2,497	$1,363	$558	$38,904

Total assets	$9,208,685	$1,306,063	$462,780	$211,433	$700,375	$11,889,336
Goodwill	436,642	—	—	—	64,498	501,140
Other intangible assets, net	33,086	—	—	—	19,351	52,437

	Six Months Ended June 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$260,954	$68,125	$10,135	$12,485	$16,087	$367,786
Interest expense	22,249	26,067	1,807	3,270	2,634	56,027
Net interest income	238,705	42,058	8,328	9,215	13,453	311,759
Provision for credit losses	122,802	2,420	394	1,419	2,173	129,208
Noninterest income	32,241	138,564	1,687	2,847	—	175,339
Noninterest expense
Salaries and employee benefits	82,044	81,100	419	4,088	3,463	171,114
Equipment and occupancy expenses	22,026	3,457	2	194	156	25,835
Data processing and telecommunications expenses	19,716	2,392	96	28	236	22,468
Other expenses	58,642	12,824	122	874	1,942	74,404
Total noninterest expense	182,428	99,773	639	5,184	5,797	293,821
Income before income tax expense	(34,284)	78,429	8,982	5,459	5,483	64,069
Income tax expense	(8,307)	16,639	1,886	1,146	1,147	12,511
Net income	$(25,977)	$61,790	$7,096	$4,313	$4,336	$51,558

	Six Months Ended June 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$196,766	$26,145	$10,354	$4,461	$16,231	$253,957
Interest expense	26,972	12,825	4,677	2,193	6,244	52,911
Net interest income	169,794	13,320	5,677	2,268	9,987	201,046
Provision for credit losses	4,364	745	—	409	2,558	8,076
Noninterest income	29,200	32,360	829	3,613	5	66,007
Noninterest expense
Salaries and employee benefits	52,160	20,093	323	1,462	2,625	76,663
Equipment and occupancy expenses	14,315	1,436	2	124	161	16,038
Data processing and telecommunications expenses	15,227	724	68	5	755	16,779
Other expenses	39,684	4,499	143	746	2,124	47,196
Total noninterest expense	121,386	26,752	536	2,337	5,665	156,676
Income before income tax expense	73,244	18,183	5,970	3,135	1,769	102,301
Income tax expense	17,466	3,783	1,254	658	331	23,492
Net income	$55,778	$14,400	$4,716	$2,477	$1,438	$78,809

NOTE 13 – LOAN SERVICING RIGHTS

The Company sells certain residential mortgage loans and SBA loans to third parties. All such transfers are accounted for as sales and the continuing involvement in the loans sold is limited to certain servicing responsibilities. The Company has also acquired portfolios of residential mortgage, SBA and indirect automobile loans serviced for others. Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair value and are amortized over the remaining service life of the loans, with consideration given to prepayment assumptions. Loan servicing rights are recorded in other assets on the consolidated balance sheets. The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	June 30, 2020	December 31, 2019
Loan Servicing Rights
Residential mortgage	$91,381	$94,902
SBA	5,241	7,886
Indirect automobile	162	247
Total loan servicing rights	$96,784	$103,035

Residential Mortgage Loans

The Company sells certain first-lien residential mortgage loans to third party investors, primarily Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”). The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the consolidated statements of income and comprehensive income as part of mortgage banking activity.

During the three- and six-months ended June 30, 2020, the Company recorded servicing fee income of $6.9 million and $13.1 million, respectively. During the three- and six-months ended June 30, 2019, the Company recorded servicing fee income of $949,000 and $1.8 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Residential mortgage servicing rights
Beginning carrying value, net	$85,922	$12,104	$94,902	$11,814
Additions	19,298	1,007	35,359	1,699
Amortization	(5,687)	(466)	(9,853)	(868)
Impairment	(8,152)	(1,460)	(29,027)	(1,460)
Ending carrying value, net	$91,381	$11,185	$91,381	$11,185

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Residential mortgage servicing impairment
Beginning balance	$20,979	$—	$104	$—
Additions	8,152	1,460	29,027	1,460
Ending balance	$29,131	$1,460	$29,131	$1,460

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	June 30, 2020	December 31, 2019
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$10,266,233	$8,469,600
Composition of residential loans serviced for others:
FHLMC	21.24%	25.87%
FNMA	64.77%	65.35%
GNMA	13.99%	8.78%
Total	100.00%	100.00%
Weighted average term (months)	341	341
Weighted average age (months)	28	33
Modeled prepayment speed	20.21%	14.41%
Decline in fair value due to a 10% adverse change	(5,255)	(4,455)
Decline in fair value due to a 20% adverse change	(9,945)	(8,520)
Weighted average discount rate	9.64%	9.49%
Decline in fair value due to a 10% adverse change	(2,936)	(3,557)
Decline in fair value due to a 20% adverse change	(5,686)	(6,810)

SBA Loans

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. The net gain on SBA loan sales, amortization and impairment/recoveries of servicing rights, and ongoing servicing fees are recorded in the consolidated statements of income and comprehensive income as part of other noninterest income.

During the three- and six-months ended June 30, 2020, the Company recorded servicing fee income of $1.0 million and $2.1 million, respectively. During the three- and six-months ended June 30, 2019, the Company recorded servicing fee income of $520,000 and $1.1 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
SBA servicing rights
Beginning carrying value, net	$5,394	$3,042	$7,886	$3,012
Additions	100	170	475	429
Purchase accounting adjustment	—	—	(1,214)	—
Amortization	(416)	(102)	(779)	(331)
(Impairment)/recovery	163	—	(1,127)	—
Ending carrying value, net	$5,241	$3,110	$5,241	$3,110

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
SBA servicing impairment
Beginning balance	$1,431	$—	$141	$—
Additions	—	—	1,127	—
Recoveries	(163)	—	—	—
Ending balance	$1,268	$—	$1,268	$—

(dollars in thousands)	June 30, 2020	December 31, 2019
SBA servicing rights
Unpaid principal balance of loans serviced for others	$335,416	$339,247
Weighted average life (in years)	3.37	3.81
Modeled prepayment speed	19.87%	17.86%
Decline in fair value due to a 10% adverse change	(306)	(299)
Decline in fair value due to a 20% adverse change	(581)	(570)
Weighted average discount rate	10.91%	11.47%
Decline in fair value due to a 100 basis point adverse change	(130)	(144)
Decline in fair value due to a 200 basis point adverse change	(254)	(280)

Indirect Automobile Loans

The Company acquired a portfolio of indirect automobile loans serviced for others. These loans, or portions of loans, were sold on a servicing retained basis. Amortization and impairment/recoveries of servicing rights, and ongoing servicing fees are recorded in the consolidated statements of income and comprehensive income as part of other noninterest income. The Company is not actively originating or selling indirect automobile loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Indirect automobile servicing rights
Beginning carrying value, net	$204	$—	$247	$—
Amortization	(42)	—	(85)	—
Ending carrying value, net	$162	$—	$162	$—

During the three- and six-months ended June 30, 2020, the Company recorded servicing fee income of $518,000 and $1.2 million, respectively. The Company did not record any servicing fee income for the three- and six-months ended June 30, 2019. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

NOTE 14 – GOODWILL

The Company has goodwill at its Banking Division and Premium Finance Division (collectively "the divisions"). The carrying value of goodwill at the Banking Division was $863.5 million and $867.1 million at June 30, 2020 and December 31, 2019, respectively. The carrying value of goodwill at the Premium Finance Division was $64.5 million at both June 30, 2020 and December 31, 2019. The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. At December 31, 2019, the Company performed a qualitative assessment of goodwill at the divisions and determined it was more likely than not that the reporting unit's fair value exceeded its carrying value. The Company performed an interim qualitative assessment at March 31, 2020 considering the decline in the Company's stock price relative to book value and the impact of COVID-19 on the economy and determined that it was more likely than not that the reporting unit's fair value exceeded its carrying value.

During the second quarter of 2020, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred. Triggering events included sustained decline in the Company's share price, the impact of COVID-19 on the economy and low interest rate environment. The Company performed a quantitative analysis of goodwill at the divisions as of May 31, 2020. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach and the Company also used a market approach comparing to similar public companies multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at May 31, 2020. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 11% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 42% higher than its carrying value and the market approach indicated a fair value approximately 5% higher than its carrying value. Economic conditions and forecasted results through June 30, 2020 are materially consistent with those modeled at May 31, 2020 and therefore, management determined no impairment existed at June 30, 2020.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2020, as compared with December 31, 2019, and operating results for the three- and six-month periods ended June 30, 2020 and 2019. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

						Six Months Ended June 30,
(in thousands, except share and per share data)	Second Quarter 2020	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	2020	2019
Results of Operations:
Net interest income	$163,814	$147,945	$155,351	$148,769	$101,651	$311,759	$201,046
Net interest income (tax equivalent)	165,178	149,018	156,454	149,896	102,714	314,196	203,166
Provision for credit losses	88,161	41,047	5,693	5,989	4,668	129,208	8,076
Noninterest income	120,960	54,379	55,113	76,993	35,236	175,339	66,007
Noninterest expense	155,768	138,053	122,564	192,697	81,251	293,821	156,676
Income tax expense	8,609	3,902	20,959	5,692	12,064	12,511	23,492
Net income available to common shareholders	32,236	19,322	61,248	21,384	38,904	51,558	78,809
Selected Average Balances:
Investment securities	$1,382,699	$1,456,462	$1,514,494	$1,592,005	$1,264,415	$1,419,580	$1,245,098
Loans held for sale	1,614,080	1,587,131	1,537,648	856,572	154,707	1,600,606	128,261
Loans	13,915,406	12,712,997	12,697,912	12,677,063	8,740,561	13,308,960	8,612,978
Earning assets	17,334,983	16,203,479	16,077,986	15,478,774	10,547,095	16,763,989	10,434,152
Assets	19,222,181	18,056,445	17,998,494	17,340,387	11,625,344	18,649,746	11,525,068
Deposits	14,890,348	13,702,332	13,903,846	13,520,926	9,739,892	14,296,340	9,659,181
Shareholders’ equity	2,478,373	2,456,617	2,437,272	2,432,182	1,519,598	2,486,140	1,499,144
Period-End Balances:
Investment securities	$1,315,349	$1,434,794	$1,470,322	$1,558,128	$1,305,725	$1,315,349	$1,305,725
Loans held for sale	1,736,397	1,398,229	1,656,711	1,187,551	261,073	1,736,397	261,073
Loans	14,503,157	13,094,106	12,818,476	12,826,284	9,049,870	14,503,157	9,049,870
Earning assets	17,983,712	16,324,222	16,321,373	15,858,175	10,804,385	17,983,712	10,804,385
Total assets	19,872,629	18,224,548	18,242,579	17,764,277	11,889,336	19,872,629	11,889,336
Deposits	15,589,818	13,844,618	14,027,073	13,659,594	9,582,370	15,589,818	9,582,370
Shareholders’ equity	2,460,130	2,437,150	2,469,582	2,420,723	1,537,121	2,460,130	1,537,121
Per Common Share Data:
Earnings per share - basic	$0.47	$0.28	$0.88	$0.31	$0.82	$0.74	$1.66
Earnings per share - diluted	$0.47	$0.28	$0.88	$0.31	$0.82	$0.74	$1.66
Book value per common share	$35.42	$35.10	$35.53	$34.78	$32.52	$35.42	$32.52
Tangible book value per common share	$20.90	$20.44	$20.81	$20.29	$20.81	$20.90	$20.81
End of period shares outstanding	69,462,782	69,441,274	69,503,833	69,593,833	47,261,584	69,462,782	47,261,584

						Six Months Ended June 30,
(in thousands, except share and per share data)	Second Quarter 2020	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	Second Quarter 2019	2020	2019
Weighted Average Shares Outstanding:
Basic	69,191,778	69,247,661	69,429,193	69,372,125	47,310,561	69,235,117	47,353,678
Diluted	69,292,972	69,502,022	69,683,999	69,600,499	47,337,809	69,413,027	47,394,911
Market Price:
High intraday price	$29.82	$43.79	$44.90	$40.65	$39.60	$43.79	$42.01
Low intraday price	$17.12	$17.89	$38.34	$33.71	$33.57	$17.12	$31.27
Closing price for quarter	$23.59	$23.76	$42.54	$40.24	$39.19	$23.59	$39.19
Average daily trading volume	470,151	461,692	353,783	461,289	352,684	465,955	369,959
Cash dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.10	$0.30	$0.20
Closing price to book value	0.67	0.68	1.20	1.16	1.21	0.67	1.21
Performance Ratios:
Return on average assets	0.67%	0.43%	1.35%	0.49%	1.34%	0.56%	1.38%
Return on average common equity	5.23%	3.16%	9.97%	3.49%	10.27%	4.17%	10.60%
Average loans to average deposits	104.29%	104.36%	102.39%	100.09%	91.33%	104.29%	90.50%
Average equity to average assets	12.89%	13.61%	13.54%	14.03%	13.07%	13.33%	13.01%
Net interest margin (tax equivalent)	3.83%	3.70%	3.86%	3.84%	3.91%	3.77%	3.93%
Efficiency ratio	54.70%	68.23%	58.24%	85.35%	59.36%	60.32%	58.67%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$2,460,130	$2,437,150	$2,469,582	$2,420,723	$1,537,121	$2,460,130	$1,537,121
Less:
Goodwill	928,005	931,947	931,637	911,488	501,140	928,005	501,140
Other intangible assets, net	80,354	85,955	91,586	97,328	52,437	80,354	52,437
Tangible common equity	$1,451,771	$1,419,248	$1,446,359	$1,411,907	$983,544	$1,451,771	$983,544
End of period shares outstanding	69,462,782	69,441,274	69,503,833	69,593,833	47,261,584	69,462,782	47,261,584
Book value per common share	$35.42	$35.10	$35.53	$34.78	$32.52	$35.42	$32.52
Tangible book value per common share	20.90	20.44	20.81	20.29	20.81	20.90	20.81

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

In accounting for the Fidelity acquisition, the Company recorded assets (exclusive of goodwill) of $4.76 billion, investment securities of $297.9 million, loans held for investment of $3.51 billion, and deposits of $4.04 billion. For additional information regarding the Fidelity acquisition, see Note 2.

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

Impact and Response to the COVID-19 Pandemic

The Company has locations and personnel in multiple states. Many of these states have intermittently placed significant restrictions on companies and individuals since March 2020 as a result of the COVID-19 pandemic. As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health guidelines. All branch drive thru facilities remain open, branch lobbies are available by appointment only and ATMs are available. Online and mobile banking platforms are also available to serve our customers. Approximately 75% of our workforce has transitioned to working remotely and those remaining in our offices are appropriately spaced.

At the same time, the Company enacted its disaster relief program, which allows 90-day extensions for borrowers impacted by the COVID-19 outbreak. During the six months ended June 30, 2020, the Company modified $2.66 billion in loans under its disaster relief program. Additionally, the Company participated in the SBA's PPP program and approximately $1.1 billion in loans under the program were outstanding at June 30, 2020. These loans bear interest at 1% and have two or five-year terms, depending on the date of origination. These loans also earn an origination fee of 1% to 5%, depending on the loan size, that is deferred and amortized over the estimated life of the loan using the effective yield method.

The COVID-19 pandemic materially impacted the allowance for credit losses and related provision for credit losses during the first quarter of 2020. Updated economic forecasts during the reasonable and supportable forecast period showed, among other things, a significant decline in expected GDP and an increase in expected unemployment rates. These factors were the primary drivers of the Company's $129.2 million provision for credit losses during the first six months of 2020. Additionally, the Company incurred $2.6 million in incremental expenses related to the COVID-19 pandemic primarily for additional sanitizing of our locations and “thank you” pay for certain of our employees who are unable to work remotely.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2019 Annual Report on Form 10-K, as amended, except as described below related to the adoption of CECL. The reader should refer to the notes to our consolidated financial statements in our 2019 Annual Report on Form 10-K, as amended, for a full disclosure of all critical accounting policies.

Allowance for Credit Losses

The allowance for credit losses ("ACL") is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from financial assets measured at amortized cost to present the net amount expected to be collected on those assets. Management uses a systematic methodology to determine its ACL for loans and certain off-balance-sheet credit exposures. Management considers relevant information including past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in the consolidated statements of income and comprehensive income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 - Basis of Presentation and Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 4 — Loans in this Quarterly Report on Form 10-Q, “Loans and Allowance for Credit Losses” in this MD&A.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $32.2 million, or $0.47 per diluted share, for the quarter ended June 30, 2020, compared with $38.9 million, or $0.82 per diluted share, for the same period in 2019. The Company’s return on average assets and average shareholders’ equity were 0.67% and 5.23%, respectively, in the second quarter of 2020, compared with 1.34% and 10.27%, respectively, in the second quarter of 2019. During the second quarter of 2020, the Company recorded pre-tax merger and conversion charges of $895,000, pre-tax restructuring charges related to branch consolidations and efficiency initiatives of $1.5 million, pre-tax servicing right impairment of $8.0 million, pre-tax gain on bank owned life insurance ("BOLI") proceeds of $845,000, pre-tax expenses related to SEC and DOJ investigation of $1.3 million, pre-tax expenses related to the COVID-19 pandemic of $2.0 million and pre-tax losses on the sale of premises of $281,000. During the second quarter of 2019, the Company incurred pre-tax merger and conversion charges of $3.5 million, pre-tax servicing right impairment of $1.5 million, pre-tax financial impact of hurricanes of $50,000 and pre-tax losses on the sale of premises of $2.8 million. Excluding these adjustment items, the Company’s net income would have been $42.4 million, or $0.61 per diluted share, for the second quarter of 2020 and $45.2 million, or $0.96 per diluted share, for the second quarter of 2019.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended June 30,
(in thousands, except share and per share data)	2020	2019
Net income available to common shareholders	$32,236	$38,904
Adjustment items:
Merger and conversion charges	895	3,475
Restructuring charge	1,463	—
Servicing right impairment	7,989	1,460
Gain on BOLI proceeds	(845)	—
Expenses related to SEC and DOJ investigation	1,294	—
Natural disaster and pandemic expenses	2,043	50
Loss on the sale of premises	281	2,800
Tax effect of adjustment items (Note 1)	(2,933)	(1,479)
After tax adjustment items	10,187	6,306
Adjusted net income	$42,423	$45,210

Weighted average common shares outstanding - diluted	69,292,972	47,337,809
Net income per diluted share	$0.47	$0.82
Adjusted net income per diluted share	$0.61	$0.96

Note 1: A portion of the merger and conversion charges for both periods are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the second quarter of 2020 and 2019, respectively:

	Three Months Ended June 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$128,653	$34,714	$5,285	$8,757	$7,609	$185,018
Interest expense	8,323	10,412	259	1,723	487	21,204
Net interest income	120,330	24,302	5,026	7,034	7,122	163,814
Provision for credit losses	86,805	423	403	2,322	(1,792)	88,161
Noninterest income	14,468	104,195	727	1,570	—	120,960
Noninterest expense
Salaries and employee benefits	40,423	50,003	209	2,612	1,921	95,168
Equipment and occupancy expenses	11,679	1,953	1	97	77	13,807
Data processing and telecommunications expenses	8,919	1,406	55	15	119	10,514
Other expenses	27,997	6,949	88	359	886	36,279
Total noninterest expense	89,018	60,311	353	3,083	3,003	155,768
Income before income tax expense	(41,025)	67,763	4,997	3,199	5,911	40,845
Income tax expense	(8,582)	14,231	1,049	671	1,240	8,609
Net income	$(32,443)	$53,532	$3,948	$2,528	$4,671	$32,236

	Three Months Ended June 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$98,892	$13,633	$5,550	$2,287	$8,666	$129,028
Interest expense	14,137	6,066	2,563	1,105	3,506	27,377
Net interest income	84,755	7,567	2,987	1,182	5,160	101,651
Provision for credit losses	2,306	609	—	178	1,575	4,668
Noninterest income	14,830	18,070	450	1,883	3	35,236
Noninterest expense
Salaries and employee benefits	24,228	11,886	162	735	1,320	38,331
Equipment and occupancy expenses	7,034	670	1	65	64	7,834
Data processing and telecommunications expenses	7,635	394	38	3	318	8,388
Other expenses	22,728	2,385	75	359	1,151	26,698
Total noninterest expense	61,625	15,335	276	1,162	2,853	81,251
Income before income tax expense	35,654	9,693	3,161	1,725	735	50,968
Income tax expense	8,691	2,170	664	362	177	12,064
Net income	$26,963	$7,523	$2,497	$1,363	$558	$38,904

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2020 and 2019. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$422,798	$168	0.16%	$387,412	$2,533	2.62%
Investment securities	1,382,699	9,544	2.78%	1,264,415	9,512	3.02%
Loans held for sale	1,614,080	14,053	3.50%	154,707	1,632	4.23%
Loans	13,915,406	162,617	4.70%	8,740,561	116,413	5.34%
Total interest-earning assets	17,334,983	186,382	4.32%	10,547,095	130,090	4.95%
Noninterest-earning assets	1,887,198			1,078,249
Total assets	$19,222,181			$11,625,344

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$7,355,593	$5,123	0.28%	$4,567,335	$11,833	1.04%
Time deposits	2,473,177	9,150	1.49%	2,448,714	11,621	1.90%
Federal funds purchased and securities sold under agreements to repurchase	12,452	25	0.81%	3,213	2	0.25%
FHLB advances	1,212,537	1,686	0.56%	22,390	141	2.53%
Other borrowings	269,300	3,487	5.21%	145,453	2,210	6.09%
Subordinated deferrable interest debentures	123,120	1,733	5.66%	89,686	1,570	7.02%
Total interest-bearing liabilities	11,446,179	21,204	0.75%	7,276,791	27,377	1.51%
Demand deposits	5,061,578			2,723,843
Other liabilities	236,051			105,112
Shareholders’ equity	2,478,373			1,519,598
Total liabilities and shareholders’ equity	$19,222,181			$11,625,344
Interest rate spread			3.57%			3.44%
Net interest income		$165,178			$102,713
Net interest margin			3.83%			3.91%

On a tax-equivalent basis, net interest income for the second quarter of 2020 was $165.2 million, an increase of $62.5 million, or 60.8%, compared with $102.7 million reported in the same quarter in 2019. The higher net interest income is a result of growth in average interest earning assets which increased $6.79 billion, or 64.4%, from $10.55 billion in the second quarter of 2019 to $17.33 billion for the second quarter of 2020. This growth in interest earning assets resulted primarily from the Fidelity acquisition occurring in the third quarter of 2019, as well as organic growth in average loans, including PPP loans, and strong production in mortgage. The Company’s net interest margin during the second quarter of 2020 was 3.83%, down eight basis points from 3.91% reported in the second quarter of 2019. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $7.2 billion during the second quarter of 2020, with weighted average yields of 3.17%, compared with $2.6 billion and 5.20%, respectively, during the second quarter of 2019. Loan production yields in the lines of business were materially impacted by originations of Paycheck Protection Program ("PPP") loans in our SBA division. Excluding PPP loans, loan production in the lines of business amounted to $6.1 billion during the second quarter of 2020, with weighted average yields of 3.53%

Total interest income, on a tax-equivalent basis, increased to $186.4 million during the second quarter of 2020, compared with $130.1 million in the same quarter of 2019.  Yields on earning assets decreased to 4.32% during the second quarter of 2020, compared with 4.95% reported in the second quarter of 2019. During the second quarter of 2020, loans comprised 89.6% of average earning assets, compared with 84.3% in the same quarter of 2019. Yields on loans decreased to 4.70% in the second quarter of 2020, compared with 5.34% in the same period of 2019. Accretion income for the second quarter of 2020 was $9.6 million, compared with $3.1 million in the second quarter of 2019.

The yield on total interest-bearing liabilities decreased from 1.51% in the second quarter of 2019 to 0.75% in the second quarter of 2020. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.52% in the second quarter of 2020, compared with 1.10% during the second quarter of 2019. Deposit costs decreased from 0.97% in the second quarter of 2019 to 0.39% in the second quarter of 2020. Non-deposit funding costs decreased from 6.03% in the second quarter of 2019 to 1.72% in the second quarter of 2020. The decrease in non-deposit funding costs was driven primarily by a shift in mix to short-term FHLB advances coupled with lower market interest rates being paid on FHLB advances. Average balances of interest bearing deposits and their respective costs for the second quarter of 2020 and 2019 are shown below:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$2,441,305	0.21%	$1,506,721	0.60%
MMDA	4,221,906	0.36%	2,655,108	1.43%
Savings	692,382	0.05%	405,506	0.08%
Retail CDs	2,471,134	1.49%	1,962,422	1.75%
Brokered CDs	2,043	2.76%	486,292	2.50%
Interest-bearing deposits	$9,828,770	0.58%	$7,016,049	1.34%

Provision for Credit Losses

The Company’s provision for credit losses during the second quarter of 2020 amounted to $88.2 million, compared with $4.7 million in the second quarter of 2019. This increase was primarily attributable to an updated economic forecast in our CECL model which reflects the impact of the coronavirus pandemic, including, among other things, a corresponding decrease in forecasted GDP and increase in forecasted unemployment. The provision for credit losses for the second quarter of 2020 was comprised of $68.4 million related to loans and $19.7 million related to unfunded commitments while the $4.7 million recorded for the second quarter of 2019 related solely to loans. At June 30, 2020, classified loans still accruing increased to $73.4 million, compared with $69.8 million at December 31, 2019. Non-performing assets as a percentage of total assets increased from 0.56% at December 31, 2019 to 0.59% at June 30, 2020. The increase in non-performing assets is primarily attributable to an increase in accruing loans past due 90 days or more within our premium finance division. Net charge-offs on loans during the second quarter of 2020 were approximately $9.2 million, or 0.27% of average loans on an annualized basis, compared with approximately $1.5 million, or 0.07%, in the second quarter of 2019. Approximately $3.7 million of the net charge-offs for the second quarter of 2020 was related to the sale of certain substandard loans acquired in the acquisition of Fidelity. The Company’s total allowance for loan losses at June 30, 2020 was $208.8 million, or 1.44% of total loans, compared with $38.2 million, or 0.30% of total loans, at December 31, 2019. This increase is primarily attributable to the adoption impact of CECL which increased the allowance for loan losses $78.7 million and the provision recorded year-to-date.

Noninterest Income

Total noninterest income for the second quarter of 2020 was $121.0 million, an increase of $85.7 million, or 243.3%, from the $35.2 million reported in the second quarter of 2019.  Service charges on deposit accounts decreased $2.2 million, or 18.5%, to $9.9 million in the second quarter of 2020, compared with $12.2 million in the second quarter of 2019. This decrease in service charges on deposit accounts is due primarily to the impact of the Durbin Amendment and a decrease in NSF income, partially offset by an increase in the number of deposit accounts resulting from the Fidelity acquisition in the third quarter of 2019 and organic growth. Income from mortgage-related activities was $104.9 million in the second quarter of 2020, an increase of $86.4 million, or 466.5%, from $18.5 million in the second quarter of 2019. Total production in the second quarter of 2020 amounted to $2.67 billion, compared with $585.1 million in the same quarter of 2019, while spread (gain on sale) increased to 3.53% in the current quarter, compared with 3.11% in the same quarter of 2019. The retail mortgage open pipeline finished the second quarter of 2020 at $2.67 billion, compared with $1.16 billion at March 31, 2020 and $287.4 million at the end of the second quarter of 2019. Mortgage-related activities were negatively impacted during the second quarter of 2020 by a mortgage servicing right impairment of $8.2 million compared with $1.5 million in the second quarter of 2019.

Other service charges, commissions and fees increased $327,000, or 40.7%, to $1.1 million during the second quarter of 2020, compared with $803,000 during the second quarter of 2019, due primarily to increased ATM fees. Other noninterest income increased $1.3 million, or 35.3%, to $5.0 million for the second quarter of 2020, compared with $3.7 million during the second quarter of 2019. The increase in other noninterest income was primarily attributable to a $845,000 gain on BOLI proceeds, an increase in servicing income from indirect automobile loans of $475,000, an increase of $318,000 in BOLI income and an increase in trust income of $595,000. These increases were partially offset by a decrease of $574,000 in gain on sales of SBA loans as the SBA division shifted its focus temporarily to PPP loan production during the second quarter of 2020.

Noninterest Expense

Total noninterest expenses for the second quarter of 2020 increased $74.5 million, or 91.7%, to $155.8 million, compared with $81.3 million in the same quarter 2019. Salaries and employee benefits increased $56.8 million, or 148.3%, from $38.3 million in the second quarter of 2019 to $95.2 million in the second quarter of 2020, due primarily to an increase of 868, or 48.8%, full-time equivalent employees from 1,777 at June 30, 2019 to 2,645 at June 30, 2020, resulting from staff added as a result of the Fidelity acquisition which occurred in the third quarter of 2019. Also contributing to the increase in salary and employee benefits was an increase in mortgage commissions of $23.6 million resulting from an increase in mortgage production. Occupancy and equipment expenses increased $6.0 million, or 76.2%, to $13.8 million for the second quarter of 2020, compared with $7.8 million in the second quarter of 2019, due primarily to an increase of 56 branch locations from 114 at June 30, 2019 to 170 at June 30, 2020, resulting from branch locations added as a result of the Fidelity acquisition. Data processing and telecommunications expense increased $2.1 million, or 25.3%, to $10.5 million in the second quarter of 2020, compared with $8.4 million in the second quarter of 2019, due to the Fidelity acquisition. Advertising and marketing expense was $1.5 million in the second quarter of 2020, compared with $2.0 million in the second quarter of 2019. Amortization of intangible assets increased $2.5 million, or 79.5%, from $3.1 million in the second quarter of 2019 to $5.6 million in the second quarter of 2020 due to additional amortization of intangible assets recorded as part of the Fidelity acquisition. Merger and conversion charges were $895,000 in the second quarter of 2020, compared with $3.5 million in the same quarter of 2019. Other noninterest expenses increased $10.2 million, or 59.8%, from $17.1 million in the second quarter of 2019 to $27.4 million in the second quarter of 2020, due primarily to an increase of $2.6 million in FDIC insurance, an increase of $1.9 million in legal fees, an increase of $3.1 million in mortgage servicing expenses, and an increase of $2.0 million in natural disaster and pandemic charges related to the COVID-19 pandemic. Also contributing to the increase in other noninterest expenses was an increase in volume in certain areas related to our acquisition of Fidelity and increases in variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the second quarter of 2020, the Company reported income tax expense of $8.6 million, compared with $12.1 million in the same period of 2019. The Company’s effective tax rate for the three months ending June 30, 2020 and 2019 was 21.1% and 23.7%, respectively. The decrease in the effective tax rate is primarily a result of decreased nondeductible expenses compared with the same period a year ago.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $51.6 million, or $0.74 per diluted share, for the six months ended June 30, 2020, compared with $78.8 million, or $1.66 per diluted share, for the same period in 2019. The Company’s return on average assets and average shareholders’ equity were 0.56% and 4.17%, respectively, in the six months ended June 30, 2020, compared with 1.38% and 10.60%, respectively, in the same period in 2019. During the first six months of 2020, the Company incurred pre-tax merger and conversion charges of $1.4 million, pre-tax restructuring charges related to branch consolidations and efficiency initiatives of $1.5 million, pre-tax servicing right impairment of $30.2 million, pre-tax gain on BOLI proceeds of $845,000, pre-tax expenses related to SEC and DOJ investigation of $2.7 million, pre-tax expenses related to the COVID-19 pandemic of $2.6 million and pre-tax losses on the sale of premises of $751,000. During the first six months of 2019, the Company incurred pre-tax merger and conversion charges of $5.5 million, pre-tax restructuring charges related to branch consolidations of $245,000, pre-tax servicing right impairment of $1.5 million, pre-tax reduction in financial impact of hurricanes of $39,000 and pre-tax losses on the sale of premises of $3.7 million. Excluding these adjustment items, the Company’s net income would have been $81.6 million, or $1.18 per diluted share, for the six months ended June 30, 2020 and $87.8 million, or $1.85 per diluted share, for the same period in 2019.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019
Net income available to common shareholders	$51,558	$78,809
Adjustment items:
Merger and conversion charges	1,435	5,532
Restructuring charge	1,463	245
Servicing right impairment	30,154	1,460
Gain on BOLI proceeds	(845)	—
Expenses related to SEC and DOJ investigation	2,737	—
Natural disaster and pandemic charges	2,591	(39)
Loss on the sale of premises	751	3,719
Tax effect of adjustment items (Note 1)	(8,216)	(1,929)
After tax adjustment items	30,070	8,988
Adjusted net income	$81,628	$87,797

Weighted average common shares outstanding - diluted	69,413,027	47,394,911
Net income per diluted share	$0.74	$1.66
Adjusted net income per diluted share	$1.18	$1.85

Note 1: A portion of the merger and conversion charges for all periods are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$260,954	$68,125	$10,135	$12,485	$16,087	$367,786
Interest expense	22,249	26,067	1,807	3,270	2,634	56,027
Net interest income	238,705	42,058	8,328	9,215	13,453	311,759
Provision for loan losses	122,802	2,420	394	1,419	2,173	129,208
Noninterest income	32,241	138,564	1,687	2,847	—	175,339
Noninterest expense
Salaries and employee benefits	82,044	81,100	419	4,088	3,463	171,114
Equipment and occupancy expenses	22,026	3,457	2	194	156	25,835
Data processing and telecommunications expenses	19,716	2,392	96	28	236	22,468
Other expenses	58,642	12,824	122	874	1,942	74,404
Total noninterest expense	182,428	99,773	639	5,184	5,797	293,821
Income before income tax expense	(34,284)	78,429	8,982	5,459	5,483	64,069
Income tax expense	(8,307)	16,639	1,886	1,146	1,147	12,511
Net income	$(25,977)	$61,790	$7,096	$4,313	$4,336	$51,558

	Six Months Ended June 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$196,766	$26,145	$10,354	$4,461	$16,231	$253,957
Interest expense	26,972	12,825	4,677	2,193	6,244	52,911
Net interest income	169,794	13,320	5,677	2,268	9,987	201,046
Provision for loan losses	4,364	745	—	409	2,558	8,076
Noninterest income	29,200	32,360	829	3,613	5	66,007
Noninterest expense
Salaries and employee benefits	52,160	20,093	323	1,462	2,625	76,663
Equipment and occupancy expenses	14,315	1,436	2	124	161	16,038
Data processing and telecommunications expenses	15,227	724	68	5	755	16,779
Other expenses	39,684	4,499	143	746	2,124	47,196
Total noninterest expense	121,386	26,752	536	2,337	5,665	156,676
Income before income tax expense	73,244	18,183	5,970	3,135	1,769	102,301
Income tax expense	17,466	3,783	1,254	658	331	23,492
Net income	$55,778	$14,400	$4,716	$2,477	$1,438	$78,809

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2020 and 2019. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$434,843	$1,455	0.67%	$447,815	$5,862	2.64%
Investment securities	1,419,580	19,825	2.81%	1,245,098	18,753	3.04%
Loans held for sale	1,600,606	27,690	3.48%	128,261	2,784	4.38%
Loans	13,308,960	321,253	4.85%	8,612,978	228,678	5.35%
Total interest-earning assets	16,763,989	370,223	4.44%	10,434,152	256,077	4.95%
Noninterest-earning assets	1,885,757			1,090,916
Total assets	$18,649,746			$11,525,068

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$7,145,803	$17,855	0.50%	$4,598,540	$23,066	1.01%
Time deposits	2,579,288	20,520	1.60%	2,425,704	22,072	1.83%
Federal funds purchased and securities sold under agreements to repurchase	14,045	65	0.93%	9,511	13	0.28%
FHLB advances	1,239,920	6,795	1.10%	14,368	185	2.60%
Other borrowings	269,377	6,998	5.22%	145,463	4,437	6.15%
Subordinated deferrable interest debentures	125,426	3,794	6.08%	89,516	3,138	7.07%
Total interest-bearing liabilities	11,373,859	56,027	0.99%	7,283,102	52,911	1.47%
Demand deposits	4,571,249			2,634,937
Other liabilities	218,498			107,885
Shareholders’ equity	2,486,140			1,499,144
Total liabilities and shareholders’ equity	$18,649,746			$11,525,068
Interest rate spread			3.45%			3.48%
Net interest income		$314,196			$203,166
Net interest margin			3.77%			3.93%

On a tax-equivalent basis, net interest income for the six months ended June 30, 2020 was $314.2 million, an increase of $111.0 million, or 54.6%, compared with $203.2 million reported in the same period of 2019. The higher net interest income is a result of growth in average interest earning assets which increased $6.33 billion, or 60.7%, from $10.43 billion in the first six months of 2019 to $16.76 billion for the first six months of 2020. This increase in average interest earning assets resulted primarily from the Fidelity acquisition occurring in the third quarter of 2019, as well as organic growth in average loans, including PPP loans, and strong production in mortgage.. Average loans increased $4.70 billion, or 54.5%, to $13.31 billion in the first six months of 2020 from $8.61 billion in the same period of 2019. The Company’s net interest margin was down 16 basis points during the first six months of 2020 to 3.77%, compared with 3.93% for the first six months of 2019.

Total interest income, on a tax-equivalent basis, increased to $370.2 million during the six months ended June 30, 2020, compared with $256.1 million in the same period of 2019. Yields on earning assets decreased to 4.44% during the first six months of 2020, compared with 4.95% reported in the same period of 2019. During the first six months of 2020, loans comprised 88.9% of average earning assets, compared with 83.8% in the same period of 2019. Yields on loans decreased to 4.85% during the six months ended June 30, 2020, compared with 5.35% in the same period of 2019. Accretion income for the first six months of 2020 was $16.1 million, compared with $6.0 million in the first six months of 2019.

The yield on total interest-bearing liabilities decreased from 1.47% during the six months ended June 30, 2019 to 0.99% in the same period of 2020. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.71% in the first six months of 2020, compared with 1.08% during the same period of 2019. Deposit costs decreased from 0.94% in the first six months of 2019 to 0.54% in the same period of 2020. Non-deposit funding costs decreased from 6.06% in the first six months of 2019 to 2.15% in the same period of 2020. The decrease in non-deposit funding costs was driven primarily by a shift in mix to short-term FHLB advances coupled with lower market interest rates being paid on FHLB advances. Average balances of interest bearing deposits and their respective costs for the six months ended June 30, 2020 and 2019 are shown below:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$2,364,626	0.34%	$1,530,224	0.58%
MMDA	4,113,275	0.66%	2,666,001	1.40%
Savings	667,902	0.09%	402,315	0.08%
Retail CDs	2,547,671	1.59%	1,927,474	1.67%
Brokered CDs	31,617	2.04%	498,230	2.49%
Interest-bearing deposits	$9,725,091	0.79%	$7,024,244	1.30%

Provision for Credit Losses

The Company’s provision for credit losses during the six months ended June 30, 2020 amounted to $129.2 million, compared with $8.1 million in the six months ended June 30, 2019. This increase was primarily attributable to an updated economic forecast in our CECL model which reflects the impact of the coronavirus pandemic including, among other things, a corresponding decrease in forecasted GDP and increase in forecasted unemployment. The provision for credit losses for the first six months of 2020 was comprised of $105.5 million related to loans and $23.7 million related to unfunded commitments while the $8.1 million recorded for the same period in 2019 related solely to loans. At June 30, 2020, classified loans still accruing increased to $73.4 million, compared with $69.8 million at December 31, 2019. Non-performing assets as a percentage of total assets increased from 0.56% at December 31, 2019 to 0.59% at June 30, 2020. Net charge-offs on loans during the first six months of 2020 were $13.6 million, or 0.20% of average loans on an annualized basis, compared with approximately $5.1 million, or 0.12%, in the first six months of 2019. The Company’s total allowance for credit losses on loans at June 30, 2020 was $208.8 million, or 1.44% of total loans, compared with $38.2 million, or 0.30% of total loans, at December 31, 2019. This increase is primarily attributable to the adoption impact of CECL which increased the allowance for credit losses on loans $78.7 million and the provision noted above.

Noninterest Income

Total noninterest income for the six months ended June 30, 2020 was $175.3 million, an increase of $109.3 million, or 165.6%, from the $66.0 million reported for the six months ended June 30, 2019.  Service charges on deposit accounts in the first six months of 2020 decreased $2.0 million, or 8.6%, to $21.8 million, compared with $23.8 million in the first six months of 2019. This decrease in service charge revenue was primarily attributable to lower debit card interchange income resulting from the Durban Amendment. Income from mortgage-related activities increased $107.1 million, or 322.5%, from $33.2 million in the first six months of 2019 to $140.3 million in the same period of 2020. Total production in the first six months of 2020 amounted to $4.03 billion, compared with $941.1 million in the same period of 2019, while spread (gain on sale) increased to 3.31% during the six months ended June 30, 2020, compared with 3.14% in the same period of 2019. The retail mortgage open pipeline was $2.67 billion at June 30, 2020, compared with $1.16 billion at the beginning of 2020 and $287.4 million at June 30, 2019. Mortgage-related activities was negatively impacted during the first six months of 2020 by a mortgage servicing right impairment of $29.0 million, compared with $1.5 million for the same period in 2019. Other service charges, commissions and fees were $2.3 million during the first six months of 2020, compared with $1.6 million during the first six months of 2019. Other noninterest income increased $3.8 million, or 52.1%, to $11.1 million for the first six months of 2020, compared with $7.3 million during the same period of 2019. The increase in other noninterest income was primarily attributable to an $845,000 gain on BOLI proceeds, an increase of $783,000 in BOLI income and an $1.1 million increase in trust income for the six months ended June 30, 2020 compared with the same period in 2019.

 Noninterest Expense

Total noninterest expenses for the six months ended June 30, 2020 increased $137.1 million, or 87.5%, to $293.8 million, compared with $156.7 million in the same period of 2019. Salaries and employee benefits increased $94.5 million, or 123.2%, from $76.7 million in the first six months of 2019 to $171.1 million in the same period of 2020 due to staff additions resulting from the Fidelity acquisition and an increase of $35.8 million in mortgage commissions related to production increases. Occupancy and equipment expenses increased $9.8 million, or 61.1%, to $25.8 million for the first six months of 2020, compared with $16.0 million in the same period of 2019, due primarily to 56 branch locations being added during 2019 as a result of the Fidelity acquisition partially offset by branch consolidations subsequent to acquisition. Data processing and telecommunications expense increased $5.7 million, or 33.9%, to $22.5 million in the first six months of 2020, from $16.8 million reported in the same period of 2019. This increase in data processing and telecommunications during the first six months of 2020 reflects increased core banking system charges due to an increase in the number of accounts being processed by our core banking system. Credit resolution-related expenses increased $1.3 million, or 66.6%, from $1.9 million in the first six months of 2019 to $3.1 million in the same period of 2020. This increase in credit resolution-related expenses primarily resulted from additional write-downs on OREO properties. Amortization of intangible assets increased $5.0 million, or 79.6%, from $6.3 million in the first six months of 2019 to $11.2 million in the first six months of 2020, due primarily to additional amortization of intangible assets recorded as part of the Fidelity acquisition. Merger and conversion charges were $1.4 million in the first six months of 2020, compared with $5.5 million in the same period in 2019. Merger and conversion charges for both periods principally related to the Fidelity acquisition. Other noninterest expenses increased $25.0 million, or 83.9%, from $29.8 million in the first six months of 2019 to $54.8 million in the same period of 2020 resulting primarily from an increase of $4.8 million in FDIC insurance, an increase of $5.6 million in legal and other professional fees, $1.4 million in expenses principally related to final adjustments to the clawback liability on one of our FDIC loss share agreements and certain unreimbursed expenses related to that agreement, and an increase in volume in certain areas related to our acquisition of Fidelity. These increases were partially offset by a decrease of $3.0 million in loss on sale of fixed assets.
Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the six months ended June 30, 2020, the Company reported income tax expense of $12.5 million, compared with $23.5 million in the same period of 2019. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was 19.5% and 23.0%, respectively. The decrease in the effective tax rate is due to a non-taxable gain on BOLI proceeds, loss carrybacks allowed a result of the recently enacted CARES Act and a reduction in nondeductible merger related expenses and meals and entertainment expenses recognized during 2020 compared with 2019.

Financial Condition as of June 30, 2020

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

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at June 30, 2020, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2020, management believes the unrealized losses have resulted from factors other than credit and no allowance for credit losses was recorded.

The following table is a summary of our investment portfolio at the dates indicated.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2020
U.S. government sponsored agencies	$17,207	$17,681	$22,246	$22,362
State, county and municipal securities	90,012	93,198	102,952	105,260
Corporate debt securities	51,680	52,313	51,720	52,999
SBA pool securities	67,241	69,942	73,704	73,912
Mortgage-backed securities	962,445	1,005,762	1,129,816	1,148,870
Total debt securities	$1,188,585	$1,238,896	$1,380,438	$1,403,403

The amounts of securities available for sale in each category as of June 30, 2020 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield (1)
One year or less	$—	—%	$18,247	3.33%	$—	—%
After one year through five years	16,525	1.92	26,530	3.47	14,799	2.72
After five years through ten years	1,156	2.16	28,262	3.68	35,550	5.34
After ten years	—	—	20,159	3.53	1,964	5.65
	$17,681	1.93%	$93,198	3.51%	$52,313	4.62%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)
One year or less	$—	—%	$72	3.39%
After one year through five years	2,496	2.03	45,453	2.77
After five years through ten years	27,059	2.16	288,376	2.78
After ten years	40,387	2.49	671,861	2.31
	$69,942	2.34%	$1,005,762	2.46%

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

Loans and Allowance for Credit Losses

At June 30, 2020, gross loans outstanding (including loans and loans held for sale) were $16.24 billion, up $1.76 billion from $14.48 billion reported at December 31, 2019. Loans held for sale increased from $1.66 billion at December 31, 2019 to $1.74 billion at June 30, 2020 primarily due to continued strong production in our mortgage division. Loans increased $1.68 billion, or 13.1%, from $12.82 billion at December 31, 2019 to $14.50 billion at June 30, 2020, driven primarily by $1.08 billion in PPP loans and organic growth.

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

At the end of the second quarter of 2020, the allowance for credit losses on loans totaled $208.8 million, or 1.44% of loans, compared with $38.2 million, or 0.30% of loans, at December 31, 2019. Our nonaccrual loans increased slightly from $75.1 million at December 31, 2019 to $77.7 million at June 30, 2020. For the first six months of 2020, our net charge off ratio as a percentage of average loans increased to 0.20%, compared with 0.12% for the first six months of 2019. The total provision for credit losses for the first six months of 2020 was $129.2 million, increasing from $8.1 million recorded for the first six months of 2019. Our ratio of total nonperforming assets to total assets increased from 0.56% at December 31, 2019 to 0.59% at June 30, 2020.

The following tables present an analysis of the allowance for loan losses as of and for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Balance of allowance for credit losses on loans at beginning of period	$38,189	$28,819
Adjustment to allowance for adoption of ASU 2016-13	78,661	—
Provision charged to operating expense	105,496	8,076
Charge-offs:
Commercial, financial and agricultural	2,972	1,157
Consumer installment	2,104	3,068
Indirect automobile	2,247	—
Premium finance	2,734	2,185
Real estate – construction and development	74	268
Real estate – commercial and farmland	7,243	1,843
Real estate – residential	625	354
Total charge-offs	17,999	8,875

Recoveries:
Commercial, financial and agricultural	665	604
Consumer installment	1,420	504
Indirect automobile	40	—
Premium finance	1,360	1,660
Real estate – construction and development	510	385
Real estate – commercial and farmland	106	118
Real estate – residential	345	502
Total recoveries	4,446	3,773
Net charge-offs	13,553	5,102
Balance of allowance for credit for loan losses on loans at end of period	$208,793	$31,793

	As of and for the Six Months Ended
(dollars in thousands)	June 30, 2020	June 30, 2019
Allowance for credit losses on loans at end of period	$208,793	$31,793
Net charge-offs (recoveries) for the period	13,553	5,102
Loan balances:
End of period	14,503,157	9,049,870
Average for the period	13,915,406	8,612,978
Net charge-offs as a percentage of average loans (annualized)	0.20%	0.12%
Allowance for credit losses on loans as a percentage of end of period loans	1.44%	0.35%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial, financial and agricultural	$1,839,921	$802,171
Consumer installment	575,782	498,577
Indirect automobile	739,543	1,061,824
Mortgage warehouse	748,853	526,369
Municipal	731,508	564,304
Premium finance	690,584	654,669
Real estate – construction and development	1,641,744	1,549,062
Real estate – commercial and farmland	4,804,420	4,353,039
Real estate – residential	2,730,802	2,808,461
	$14,503,157	$12,818,476
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

Nonaccrual loans totaled $77.7 million at June 30, 2020, an increase of $2.6 million, or 3.5%, from $75.1 million at December 31, 2019. Accruing loans delinquent 90 days or more totaled $15.1 million at June 30, 2020, an increase of $9.4 million, or 162.9%, compared with $5.8 million at December 31, 2019. At June 30, 2020, OREO totaled $23.6 million, an increase of $4.1 million, or 20.8%, compared with $19.5 million at December 31, 2019. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2020, total non-performing assets as a percent of total assets increased to 0.59% compared with 0.56% at December 31, 2019.

Non-performing assets at June 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans	$77,745	$75,124
Accruing loans delinquent 90 days or more	15,126	5,754
Repossessed assets	1,348	939
Other real estate owned	23,563	19,500
Total non-performing assets	$117,782	$101,317

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of June 30, 2020 and December 31, 2019, the Company had a balance of $42.3 million and $35.2 million, respectively, in troubled debt restructurings. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at June 30, 2020 and December 31, 2019:

June 30, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	7	$592	13	$1,034
Consumer installment	13	42	20	67
Real estate – construction and development	5	919	4	308
Real estate – commercial and farmland	18	5,252	8	1,877
Real estate – residential	250	29,935	37	2,231
Total	293	$36,740	82	$5,517

December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$516	17	$335
Consumer installment	4	8	27	107
Premium finance	1	156	—	—
Real estate – construction and development	6	936	3	253
Real estate – commercial and farmland	21	6,732	8	2,071
Real estate – residential	197	21,261	40	2,857
Total	234	$29,609	95	$5,623

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2020 and December 31, 2019:

June 30, 2020	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	13	$1,355	7	$270
Consumer installment	17	53	16	56
Real estate – construction and development	6	921	3	305
Real estate – commercial and farmland	22	6,115	4	1,014
Real estate – residential	258	30,249	29	1,918
Total	316	$38,693	59	$3,563

December 31, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$121	11	$730
Consumer installment	13	57	18	58
Premium finance	—	—	1	156
Real estate – construction and development	1	2	8	1,187
Real estate – commercial and farmland	7	2,366	22	6,437
Real estate – residential	55	4,454	182	19,664
Total	87	$7,000	242	$28,232

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2020 and December 31, 2019:

June 30, 2020	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	17	$1,789	11	$1,853
Forbearance of principal	80	14,332	20	2,140
Forbearance of principal, extended amortization	—	—	1	217
Rate reduction only	70	9,737	3	128
Rate reduction, maturity extension	—	—	2	12
Rate reduction, forbearance of interest	52	4,178	10	401
Rate reduction, forbearance of principal	25	2,608	26	377
Rate reduction, forgiveness of interest	49	4,096	8	388
Rate reduction, forgiveness of principal	—	—	1	1
Total	293	$36,740	82	$5,517

December 31, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	16	$1,860	14	$1,993
Forgiveness of principal	—	—	1	666
Forbearance of principal	27	6,294	10	605
Forbearance of principal, extended amortization	—	—	1	225
Rate reduction only	72	9,887	7	538
Rate reduction, maturity extension	—	—	2	15
Rate reduction, forbearance of interest	49	4,250	19	793
Rate reduction, forbearance of principal	19	3,267	30	264
Rate reduction, forgiveness of interest	51	4,051	10	523
Rate reduction, forgiveness of principal	—	—	1	1
Total	234	$29,609	95	$5,623

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at June 30, 2020 and December 31, 2019:

June 30, 2020	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$254	2	$326
Raw land	4	855	5	685
Hotel and motel	2	354	1	156
Office	2	214	1	320
Retail, including strip centers	9	4,380	—	—
1-4 family residential	253	30,073	38	2,740
Church	—	—	1	182
Automobile/equipment/CD	19	610	32	1,105
Livestock	—	—	1	2
Unsecured	—	—	1	1
Total	293	$36,740	82	$5,517

December 31, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$267	2	$442
Raw land	5	869	5	732
Apartments	—	—	—	—
Hotel and motel	2	364	1	241
Office	3	531	1	342
Retail, including strip centers	11	5,520	—	—
1-4 family residential	200	21,404	40	3,232
Church	—	—	1	183
Automobile/equipment/CD	8	498	43	436
Livestock	—	—	1	14
Unsecured	1	156	1	1
Total	234	$29,609	95	$5,623

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

As of June 30, 2020, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2020 and December 31, 2019. The loan categories and concentrations below are based on Federal Reserve Call codes:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,641,743	11%	$1,549,062	12%
Multi-family loans	273,244	2%	297,317	2%
Nonfarm non-residential loans (excluding owner-occupied)	2,819,757	19%	2,358,987	18%
Total CRE Loans (excluding owner-occupied)	4,734,744	33%	4,205,366	33%
All other loan types	9,768,413	67%	8,613,110	67%
Total Loans	$14,503,157	100%	$12,818,476	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of June 30, 2020 and December 31, 2019:

	Internal Limit	Actual
		June 30, 2020	December 31, 2019
Construction and development loans	100%	85%	88%
Total CRE loans (excluding owner-occupied)	300%	244%	238%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At June 30, 2020, the Company’s short-term investments were $428.6 million, compared with $375.6 million at December 31, 2019. At June 30, 2020, the Company had $20.0 million in federal funds sold and $408.6 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has a cash flow hedge that matures September 15, 2020 with a notional amount of $37.1 million at June 30, 2020 and December 31, 2019 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of $170,000 at June 30, 2020 and $187,000 at December 31, 2019. No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $51.9 million and $7.8 million at June 30, 2020 and December 31, 2019, respectively, and a liability of $14.8 million and $4.5 million at June 30, 2020 and December 31, 2019, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur through October 31 2020, must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2020, $14.3 million, or 375,241 shares of the Company's common stock, had been repurchased under the program.

Fidelity Acquisition

On July 1, 2019, the Company issued 22,181,522 shares of its common stock to the shareholders of Fidelity. Such shares had a value of $39.19 per share at the time of issuance, resulting in an increase in shareholders’ equity of $869.3 million .

For additional information regarding the Fidelity acquisition, see Note 2.

Capital Management

Capital management consists of providing equity to support both current and anticipated future operations. The Company is subject to capital adequacy requirements imposed by the FRB and the Georgia Department of Banking and Finance (the "GDBF"), and the Bank is subject to capital adequacy requirements imposed by the FDIC and the GDBF.

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

In March 2020, the Office of the Comptroller of the Currency, the FRB and the FDIC issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule provides banking organizations that implement CECL in 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. As a result, the Company and Bank elected the five-year transition relief allowed under the interim final rule effective March 31, 2020.

As of June 30, 2020, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.20%	8.48%
Ameris Bank	9.54%	9.73%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	9.84%	9.90%
Ameris Bank	11.44%	11.36%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	9.84%	9.90%
Ameris Bank	11.44%	11.36%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.25%	12.90%
Ameris Bank	12.76%	12.15%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2020 and December 31, 2019, the net carrying value of the Company’s other borrowings was $1.42 billion and $1.40 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Investment securities available for sale to total deposits	7.95%	9.77%	10.00%	10.92%	13.29%
Loans (net of unearned income) to total deposits	93.03%	94.58%	91.38%	93.90%	94.44%
Interest-earning assets to total assets	90.51%	89.57%	89.47%	89.27%	90.87%
Interest-bearing deposits to total deposits	64.11%	69.47%	70.06%	70.15%	71.08%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2020 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Goodwill Impairment Testing

The Company has goodwill at its Banking Division and Premium Finance Division (collectively "the divisions"). The carrying value of goodwill at the Banking Division was $863.5 million and $867.1 million at June 30, 2020 and December 31, 2019, respectively. The carrying value of goodwill at the Premium Finance Division was $64.5 million at both June 30, 2020 and December 31, 2019. The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. At December 31, 2019, the Company performed a qualitative assessment of goodwill at the divisions and determined it was more likely than not that the reporting unit's fair value exceeded its carrying value. The Company performed an interim qualitative assessment at March 31, 2020 considering the decline in the Company's stock price relative to book value and the impact of COVID-19 on the economy and determined that it was more likely than not that the reporting unit's fair value exceeded its carrying value.

During the second quarter of 2020, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred. Triggering events included sustained decline in the Company's share price, the impact of COVID-19 on the economy and low interest rate environment. The Company performed a quantitative analysis of goodwill at the divisions as of May 31, 2020. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach and the Company also used a market approach comparing to similar public companies multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at May 31, 2020. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 11% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 42% higher than its carrying value and the market approach indicated a fair value approximately 5% higher than its carrying value. Economic conditions and forecasted results through June 30, 2020 are materially consistent with those modeled at May 31, 2020 and therefore, management determined no impairment existed at June 30, 2020.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results.

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

At June 30, 2020, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanges fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matures September 2020. The fair value of this instrument was a liability of $170,000 at June 30, 2020 and $187,000 at December 31, 2019.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $51.9 million and $7.8 million at June 30, 2020 and December 31, 2019, respectively, and a liability of $14.8 million and $4.5 million at June 30, 2020 and December 31, 2019, respectively.

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

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020.

Remediation Plan

Management has been actively engaged during the first half of 2020 in implementing remediation plans to address the material weakness. These plans include: (i) additional training for accounting staff performing the reconciliations; (ii) development of more detailed reconciliation procedures to allow for more timely research and resolution of items; (iii) increased personnel in the accounting department to ensure timeliness of clearing reconciling items; and (iv) the review of the system interface to the general ledger such that the number of reconciling items among impacted balance sheet accounts will be reduced.

The Company’s material weakness will not be considered remediated until the remediation plans have been implemented and tested and management concludes these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

On January 1, 2020, the Company adopted ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The Company implemented changes to the policies, processes, and controls over the allowance for credit losses. Many of the controls mirror controls over our prior incurred loss methodology. New controls were implemented over data quality of critical data elements used in the new model, unfunded commitments and reconciliations. Other than the controls related to ASU 2016-13 and remediation efforts as described above, during the quarter ended June 30, 2020, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, except as follows:

The ongoing COVID-19 pandemic and measures intended to prevent the disease's spread could have a material adverse effect on our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and difficult to predict.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared the outbreak a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States, as many state and local governments have intermittently ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slowdown in economic activity and a related increase in unemployment and unemployment claims. In response to the COVID-19 outbreak, the Federal Reserve Board reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and have provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

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
•if the economy is unable to substantially and successfully reopen, and high levels of unemployment continue, for an extended period of time, loan delinquencies, problem assets and foreclosures may increase, resulting in increased charges and reduced income;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1, 2020 through April 30, 2020(2)	593	$27.95	16,577	$85,723,412
May 1, 2020 through May 31, 2020	—	$—	—	$85,723,412
June 1, 2020 through June 30, 2020	—	$—	—	$85,723,412
Total	593	$27.95	16,577	$85,723,412

(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock.  Repurchases of shares, which are authorized to occur through October 31, 2020, will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2020, $14.3 million, or 375,241 shares of the Company's common stock, had been repurchased under the new program.
(2)The shares purchased from April 1, 2020 through April 30, 2020 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp.

3.8	Bylaws of Ameris Bancorp, as amended and restated through June 11, 2020.

3.9	Amendments to Articles of Incorporation of Ameris Bancorp

3.10	Amendments to Bylaws of Ameris Bancorp, as amended and restated through June 11, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2020	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)