Form 10-Q
period 2020-09-30
Ameris Bancorp
filed 2020-11-06
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

 There were 69,490,546 shares of Common Stock outstanding as of October 31, 2020.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Cash and due from banks	$257,026	$246,234
Federal funds sold and interest-bearing deposits in banks	494,765	375,615
Cash and cash equivalents	751,791	621,849

Time deposits in other banks	249	249
Investment securities available for sale, at fair value, net of allowance for credit losses at $68 and $0 at September 30, 2020 and December 31, 2019, respectively	1,117,436	1,403,403
Other investments	47,329	66,919
Loans held for sale (includes loan at fair value of $1,368,044 and $1,656,711, respectively)	1,414,889	1,656,711

Loans, net of unearned income	14,943,593	12,818,476
Allowance for credit losses	(231,924)	(38,189)
Loans, net	14,711,669	12,780,287

Other real estate owned, net	17,969	19,500
Premises and equipment, net	231,278	233,102
Goodwill	928,005	931,637
Other intangible assets, net	76,164	91,586
Cash value of bank owned life insurance	175,605	175,270
Deferred income taxes, net	53,039	2,180
Other assets	348,428	259,886
Total assets	$19,873,851	$18,242,579

Liabilities
Deposits:
Noninterest-bearing	$5,909,316	$4,199,448
Interest-bearing	10,154,490	9,827,625
Total deposits	16,063,806	14,027,073
Securities sold under agreements to repurchase	9,103	20,635
Other borrowings	875,255	1,398,709
Subordinated deferrable interest debentures	123,860	127,560
FDIC loss-share payable, net	19,476	19,642
Other liabilities	217,668	179,378
Total liabilities	17,309,168	15,772,997

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Preferred stock, stated value $1,000 (5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019)	—	—
Common stock, par value $1 (200,000,000 and 100,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 71,702,587 and 71,499,829 shares issued at September 30, 2020 and December 31, 2019, respectively)	71,703	71,500
Capital surplus	1,911,031	1,907,108
Retained earnings	587,657	507,950
Accumulated other comprehensive income, net of tax	37,252	17,995
Treasury stock, at cost (2,212,041 shares and 1,995,996 shares at September 30, 2020 and December 31, 2019, respectively)	(42,960)	(34,971)
Total shareholders’ equity	2,564,683	2,469,582
Total liabilities and shareholders’ equity	$19,873,851	$18,242,579

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$172,351	$175,046	$518,938	$404,457
Interest on taxable securities	7,259	11,354	26,688	29,780
Interest on nontaxable securities	159	168	473	426
Interest on deposits in other banks and federal funds sold	165	1,793	1,621	7,655
Total interest income	179,934	188,361	547,720	442,318

Interest expense
Interest on deposits	11,822	29,425	50,197	74,563
Interest on other borrowings	5,574	10,167	23,226	17,940
Total interest expense	17,396	39,592	73,423	92,503

Net interest income	162,538	148,769	474,297	349,815
Provision for loan losses	26,692	5,989	132,188	14,065
Provision for unfunded commitments	(10,131)	—	13,581	—
Provision for other credit losses	1,121	—	1,121	—
Provision for credit losses	17,682	5,989	146,890	14,065
Net interest income after provision for credit losses	144,856	142,780	327,407	335,750

Noninterest income
Service charges on deposit accounts	10,914	13,411	32,680	37,225
Mortgage banking activity	138,627	53,041	278,885	86,241
Other service charges, commissions and fees	1,151	1,236	3,409	2,828
Net gain on securities	—	4	5	139
Other noninterest income	8,326	9,301	19,378	16,567
Total noninterest income	159,018	76,993	334,357	143,000

Noninterest expense
Salaries and employee benefits	96,698	77,633	267,812	154,296
Occupancy and equipment expense	13,805	12,639	39,640	28,677
Data processing and communications expenses	12,226	10,372	34,694	27,151
Credit resolution-related expenses	802	1,094	3,950	2,984
Advertising and marketing expense	966	1,949	4,779	5,677
Amortization of intangible assets	4,190	5,719	15,422	11,972
Merger and conversion charges	(44)	65,158	1,391	70,690
Other noninterest expenses	25,049	18,133	79,825	47,926
Total noninterest expense	153,692	192,697	447,513	349,373

Income before income tax expense	150,182	27,076	214,251	129,377
Income tax expense	34,037	5,692	46,548	29,184
Net income	116,145	21,384	167,703	100,193

Other comprehensive income
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $(663), $(244), $5,080 and $5,549	(2,494)	(921)	19,110	20,873
Reclassification adjustment for gains on investment securities included in earnings, $0, $0, $0 and $25	—	—	—	(94)
Unrealized gains (losses) on cash flow hedges arising during period, net of tax expense (benefit) of $35, $(15), $39 and $(125)	133	(59)	147	(471)
Other comprehensive income	(2,361)	(980)	19,257	20,308
Total comprehensive income	$113,784	$20,404	$186,960	$120,501

Basic earnings per common share	$1.68	$0.31	$2.42	$1.83
Diluted earnings per common share	$1.67	$0.31	$2.42	$1.83
Weighted average common shares outstanding (in thousands)
Basic	69,231	69,372	69,243	54,762
Diluted	69,346	69,600	69,403	54,883
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	71,674,087	$71,674	$1,909,839	$481,948	$39,613	2,211,305	$(42,944)	$2,460,130
Issuance of restricted shares	12,500	13	(13)	—	—	—	—	—
Proceeds from exercise of stock options	16,000	16	264	—	—	—	—	280
Share-based compensation	—	—	941	—	—	—	—	941
Purchase of treasury shares	—	—	—	—	—	736	(16)	(16)
Net income	—	—	—	116,145	—	—	—	116,145
Dividends on common shares ($0.15 per share)	—	—	—	(10,436)	—	—	—	(10,436)
Other comprehensive income (loss) during the period	—	—	—	—	(2,361)	—	—	(2,361)
Balance at end of period	71,702,587	$71,703	$1,911,031	$587,657	$37,252	2,212,041	$(42,960)	$2,564,683

	Nine Months Ended September 30, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at beginning of period	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	164,476	164	125	—	—	—	—	289
Forfeitures of restricted shares	(11,250)	(11)	(159)	—	—	—	—	(170)
Proceeds from exercise of stock options	49,532	50	931	—	—	—	—	981
Share-based compensation	—	—	3,026	—	—	—	—	3,026
Purchase of treasury shares	—	—	—	—	—	216,045	(7,989)	(7,989)
Net income	—	—	—	167,703	—	—	—	167,703
Dividends on common shares ($0.45 per share)	—	—	—	(31,292)	—	—	—	(31,292)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income (loss) during the period	—	—	—	—	19,257	—	—	19,257
Balance at end of period	71,702,587	$71,703	$1,911,031	$587,657	$37,252	2,212,041	$(42,960)	$2,564,683

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

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$167,703	$100,193
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	11,843	9,077
Net (gains) losses on sale or disposal of premises and equipment including write-downs	(125)	159
Net write-downs on other assets	1,366	4,359
Provision for credit losses	146,890	14,065
Net losses on sale of other real estate owned including write-downs	715	158
Share-based compensation expense	2,708	2,450
Amortization of intangible assets	15,422	11,972
Amortization of operating lease right-of-use assets	12,408	7,145
Provision for deferred taxes	(28,652)	12,084
Net amortization of investment securities available for sale	4,702	3,069
Net gain on securities	(5)	(139)
Accretion of discount on purchased loans, net	(22,663)	(9,526)
Accretion on other borrowings	152	33
Accretion on subordinated deferrable interest debentures	1,455	1,170
Loan servicing asset impairment	30,566	141
Originations of mortgage loans held for sale	(6,492,434)	(2,376,070)
Payments received on mortgage loans held for sale	38,919	4,438
Proceeds from sales of mortgage loans held for sale	6,888,287	1,660,599
Net gains on sale of mortgage loans held for sale	(270,503)	(52,605)
Originations of SBA loans	(104,160)	(22,121)
Proceeds from sales of SBA loans	99,369	42,647
Net gains on sale of SBA loans	(6,250)	(4,220)
Increase in cash surrender value of bank owned life insurance	(2,768)	(1,861)
Gain on bank owned life insurance proceeds	(948)	(4,335)
Loss on sale of loans	—	1,954
Changes in FDIC loss-share payable, net of cash payments	223	3,695
Change attributable to other operating activities	(114,858)	4,166
Net cash provided by (used in) operating activities	379,362	(587,303)

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	—	10,313
Purchases of securities available for sale	—	(219,352)
Proceeds from prepayments and maturities of securities available for sale	306,886	176,760
Proceeds from sales of securities available for sale	—	64,995
Net (increase) decrease in other investments	18,095	(44,936)
Net increase in loans	(2,029,595)	(919,493)
Purchases of premises and equipment	(14,164)	(5,924)
Proceeds from sales of premises and equipment	421	5,330
Proceeds from sales of other real estate owned	7,777	7,448
Payments paid to FDIC under loss-share agreements	(389)	(3,692)
Proceeds from bank owned life insurance	3,381	8,178
Proceeds from sales of loans	—	96,162
Net cash and cash equivalents received in acquisitions	(2,417)	244,181
Net cash used in investing activities	(1,710,005)	(580,030)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$2,038,847	$(33,042)
Net decrease in securities sold under agreements to repurchase	(11,532)	(24,985)
Proceeds from other borrowings	7,053,149	2,969,000
Repayment of other borrowings	(7,576,455)	(1,921,267)
Repayment of subordinated deferrable interest debentures	(5,155)	—
Proceeds from exercise of stock options	981	3,587
Dividends paid - common stock	(31,262)	(14,237)
Purchase of treasury shares	(7,988)	(11,561)
Net cash provided by financing activities	1,460,585	967,495

Net increase (decrease) in cash and cash equivalents	129,942	(199,838)
Cash and cash equivalents at beginning of period	621,849	679,527
Cash and cash equivalents at end of period	$751,791	$479,689

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$78,705	$87,066
Income taxes	56,371	32,096
Loans transferred to other real estate owned	6,871	4,411
Loans transferred from loans held for sale to loans held for investment	135,689	—
Loans transferred from loans held for investment to loans held for sale	46,845	1,554
Loans provided for the sales of other real estate owned	592	144
Initial recognition of operating lease right-of-use assets	—	27,286
Initial recognition of operating lease liabilities	—	29,651
Right-of-use assets obtained in exchange for new operating lease liabilities	11,040	262
Assets acquired in business acquisitions	—	5,186,974
Liabilities assumed in business acquisitions	—	4,317,661
Change in unrealized gain (loss) on securities available for sale, net of tax	19,109	20,778
Change in unrealized gain (loss) on cash flow hedge, net of tax	147	(470)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2020

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2020, the Bank operated 170 branches in select markets in Georgia, Alabama, Florida and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The required reserve rate was set to 0% effective March 26, 2020 and, accordingly, the Bank had no reserve requirement at September 30, 2020. The reserve requirement as of December 31, 2019 was $109.7 million and was met by cash on hand and balances at the Federal Reserve Bank of Atlanta which are reported on the Company's consolidated balance sheets in cash and due from banks and federal funds sold and interest-bearing deposits in banks, respectively.

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

In addition, for available-for-sale debt securities, the new methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. There was no financial impact related to this implementation. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and nine months ended September 30, 2020 and 2019. Accrued interest receivable on available-for-sale debt securities totaled $4.5 million as of September 30, 2020. Refer to Note 3 for additional information.

Allowance for Credit Losses – Loans

Under the current expected credit loss model, the allowance for credit losses (“ACL”) on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $76.0 million at September 30, 2020. During the third quarter of 2020, the Company established an ACL of $1.1 million related to deferred interest on loans modified under its Disaster Relief Program.

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

Real Estate - Commercial and Farmland - Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Lodging (hotel / motel) loans are a subsegment of commercial real estate loans. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

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

Guidance on Non-TDR Loan Modifications due to COVID-19

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"), issued a revised interagency statement encouraging financial institutions to work with customers affected by the novel coronavirus pandemic (“COVID-19”) and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 4013 of the CARES Act allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. The Company is evaluating borrowers requesting payment relief beyond two 90-day periods under its Disaster Relief Program against existing TDR guidance and not under Section 4013 of the CARES Act.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data; shares in thousands)	2020	2019	2020	2019
Net interest income and noninterest income	$321,556	$225,762	$808,654	$618,148
Net income	$116,111	$73,213	$168,804	$165,561
Net income available to common shareholders	$116,111	$73,213	$168,804	$165,561
Income per common share available to common shareholders – basic	$1.68	$1.06	$2.44	$2.38
Income per common share available to common shareholders – diluted	$1.67	$1.05	$2.43	$2.38
Average number of shares outstanding, basic	69,231	69,372	69,243	69,469
Average number of shares outstanding, diluted	69,346	69,600	69,403	69,590

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
U.S. government sponsored agencies	$17,184	$—	$420	$—	$17,604
State, county and municipal securities	84,219	—	3,429	—	87,648
Corporate debt securities	51,659	(68)	826	(276)	52,141
SBA pool securities	62,204	—	3,019	(107)	65,116
Mortgage-backed securities	855,083	—	39,942	(98)	894,927
Total debt securities	$1,070,349	$(68)	$47,636	$(481)	$1,117,436

December 31, 2019
U.S. government sponsored agencies	$22,246	$—	$116	$—	$22,362
State, county and municipal securities	102,952	—	2,310	(2)	105,260
Corporate debt securities	51,720	—	1,281	(2)	52,999
SBA pool securities	73,704	—	617	(409)	73,912
Mortgage-backed securities	1,129,816	—	19,937	(883)	1,148,870
Total debt securities	$1,380,438	$—	$24,261	$(1,296)	$1,403,403

The amortized cost and estimated fair value of debt securities available for sale securities as of September 30, 2020, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,577	$35,851
Due from one year to five years	56,870	58,892
Due from five to ten years	68,527	71,211
Due after ten years	54,292	56,555
Mortgage-backed securities	855,083	894,927
	$1,070,349	$1,117,436

Securities with a carrying value of approximately $595.7 million serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law at September 30, 2020, compared with $679.6 million at December 31, 2019.

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2020
Corporate debt securities	$9,906	$(276)	$—	$—	$9,906	$(276)
SBA pool securities	—	—	4,276	(107)	4,276	(107)
Mortgage-backed securities	24,687	(98)	2	—	24,689	(98)
Total debt securities	$34,593	$(374)	$4,278	$(107)	$38,871	$(481)

December 31, 2019
State, county and municipal securities	$803	$(2)	$—	$—	$803	$(2)
Corporate debt securities	2,573	(2)	—	—	2,573	(2)
SBA pool securities	28,521	(285)	4,825	(124)	33,346	(409)
Mortgage-backed securities	99,279	(416)	52,326	(467)	151,605	(883)
Total debt securities	$131,176	$(705)	$57,151	$(591)	$188,327	$(1,296)

As of September 30, 2020, the Company’s security portfolio consisted of 524 securities, 30 of which were in an unrealized loss position. At September 30, 2020, the Company held 17 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At September 30, 2020, the Company held seven SBA pool securities and six corporate securities that were in an unrealized loss position.

During 2020 and 2019, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at September 30, 2020 or December 31, 2019.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2020, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2020, management determined $68,000 was attributable to credit impairment and increased the allowance for credit losses accordingly. The remaining $481,000 in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Nine Months Ended September 30, 2020
Allowance for credit losses
Beginning balance	$—
Current-period provision for expected credit losses	68
Ending balance	$68

At September 30, 2020 and December 31, 2019, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company’s investment securities available for sale for the nine months ended September 30, 2020 and 2019:

(dollars in thousands)	September 30, 2020	September 30, 2019
Gross gains on sales of securities	$—	$522
Gross losses on sales of securities	—	(464)
Net realized gains on sales of securities available for sale	$—	$58

Sales proceeds	$—	$64,995

Total gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the nine months ended September 30, 2020 and 2019:

(dollars in thousands)	September 30, 2020	September 30, 2019
Net realized gains on sales of securities available for sale	$—	$58
Unrealized holding gains on equity securities	5	19
Net realized gains on sales of other investments	—	62
Total gain on securities	$5	$139

NOTE 4 – LOANS

The Bank engages in a full complement of lending activities, including real estate-related loans, agriculture-related loans, commercial and financial loans and consumer installment loans within select markets in Georgia, Alabama, Florida and South Carolina. The Bank purchased residential mortgage loan pools during 2015 and 2016 collateralized by properties located outside our Southeast markets, specifically in California, Washington and Illinois. During the third quarter of 2016, the Bank began purchasing from unrelated third parties consumer installment home improvement loans made to borrowers throughout the United States. The Bank also offers certain SBA and commercial insurance premium finance loans nationally. Loans outstanding under the SBA's Paycheck Protection Program ("PPP") are reported in the commercial, financial and agricultural loan category.

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

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial, financial and agricultural	$1,879,788	$802,171
Consumer installment	450,810	498,577
Indirect automobile	682,396	1,061,824
Mortgage warehouse	995,942	526,369
Municipal	725,669	564,304
Premium finance	710,890	654,669
Real estate – construction and development	1,628,255	1,549,062
Real estate – commercial and farmland	5,116,252	4,353,039
Real estate – residential	2,753,591	2,808,461
	$14,943,593	$12,818,476

The following is a summary of changes in the accretable discounts of purchased loans during the nine months ended September 30, 2019:

(dollars in thousands)	September 30, 2019
Balance, January 1	$40,496
Additions due to acquisitions	38,116
Accretion	(10,503)
Transfers between non-accretable and accretable discounts, net	(2,052)
Ending balance	$66,057

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial, financial and agricultural	$11,844	$9,236
Consumer installment	947	831
Indirect automobile	1,936	1,746
Premium finance	—	600
Real estate – construction and development	5,666	1,988
Real estate – commercial and farmland	39,248	23,797
Real estate – residential	78,522	36,926
	$138,163	$75,124

There was no interest income recognized on nonaccrual loans during the nine months ended September 30, 2020.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	September 30, 2020
Commercial, financial and agricultural	$1,060
Real estate – construction and development	1,947
Real estate – commercial and farmland	9,650
Real estate – residential	24,920
$37,577

The following table presents an analysis of past-due loans as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2020
Commercial, financial and agricultural	$6,419	$1,892	$4,831	$13,142	$1,866,646	$1,879,788	$—
Consumer installment	2,552	1,441	1,942	5,935	444,875	450,810	1,305
Indirect automobile	2,603	796	1,440	4,839	677,557	682,396	—
Mortgage warehouse	—	—	—	—	995,942	995,942	—
Municipal	—	—	—	—	725,669	725,669	—
Premium finance	5,403	4,517	3,774	13,694	697,196	710,890	3,774
Real estate – construction and development	7,268	4,700	4,452	16,420	1,611,835	1,628,255	1,883
Real estate – commercial and farmland	9,962	1,407	9,969	21,338	5,094,914	5,116,252	—
Real estate – residential	16,808	4,070	73,188	94,066	2,659,525	2,753,591	41
Total	$51,015	$18,823	$99,596	$169,434	$14,774,159	$14,943,593	$7,003

December 31, 2019
Commercial, financial and agricultural	$3,609	$2,251	$6,484	$12,344	$789,827	$802,171	$—
Consumer installment	3,488	1,336	1,452	6,276	492,301	498,577	922
Indirect automobile	5,978	1,067	1,522	8,567	1,053,257	1,061,824	21
Mortgage warehouse	—	—	—	—	526,369	526,369	—
Municipal	—	—	—	—	564,304	564,304	—
Premium finance	13,801	8,022	5,411	27,234	627,435	654,669	4,811
Real estate – construction and development	7,785	1,224	1,583	10,592	1,538,470	1,549,062	—
Real estate – commercial and farmland	7,404	3,405	15,598	26,407	4,326,632	4,353,039	—
Real estate – residential	46,226	15,277	31,083	92,586	2,715,875	2,808,461	—
Total	$88,291	$32,582	$63,133	$184,006	$12,634,470	$12,818,476	$5,754

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. These loans are written down to the lower of cost or collateral value less estimated selling costs. As of September 30, 2020, there were $164.0 million of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

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

The following is a summary of information pertaining to impaired loans:

	As of and for the Period Ended
(dollars in thousands)	December 31, 2019	September 30, 2019
Nonaccrual loans	$75,124	$100,501
Troubled debt restructurings not included above	29,609	31,725
Total impaired loans	$104,733	$132,226

Quarter-to-date interest income recognized on impaired loans	$1,201	$904
Year-to-date interest income recognized on impaired loans	$4,131	$2,930
Quarter-to-date foregone interest income on impaired loans	$1,044	$1,579
Year-to-date foregone interest income on impaired loans	$4,100	$3,057

The following table presents an analysis of information pertaining to impaired loans as of December 31, 2019 and September 30, 2019:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Twelve Month Average Recorded Investment
December 31, 2019
Commercial, financial and agricultural	$18,438	$1,911	$7,840	$9,751	$1,542	$9,073	$6,287
Consumer installment	2,179	839	—	839	—	420	767
Indirect automobile	1,845	1,746	—	1,746	—	1,481	592
Premium finance	757	—	757	757	156	758	524
Real estate – construction and development	4,893	1,319	1,605	2,924	204	5,277	7,278
Real estate – commercial and farmland	42,515	12,147	18,381	30,528	953	30,749	23,280
Real estate – residential	62,675	13,413	44,775	58,188	3,592	70,723	51,817
Total	$133,302	$31,375	$73,358	$104,733	$6,447	$118,481	$90,545

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Three Month Average Recorded Investment	Nine Month Average Recorded Investment
September 30, 2019
Commercial, financial and agricultural	$19,615	$4,218	$4,176	$8,394	$1,022	$6,717	$5,421
Consumer installment	—	—	—	—	—	466	749
Indirect automobile	3,986	1,216	—	1,216	—	608	304
Premium finance	759	—	759	759	601	932	466
Real estate – construction and development	15,275	674	6,956	7,630	375	8,484	8,367
Real estate – commercial and farmland	45,361	15,211	15,759	30,970	1,043	24,523	21,469
Real estate – residential	86,805	53,703	29,554	83,257	2,211	60,815	50,224
Total	$171,801	$75,022	$57,204	$132,226	$5,252	$102,545	$87,000

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

Grade 5 – Fair Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity but exhibits a loan-to-value ratio greater than 110%, based on a documented collateral valuation. This grade is also assigned to loans which received a second 90-day deferral under our Disaster Relief Program.

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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. There were no loans risk graded 8 or 9 at September 30, 2020.

	Term Loans
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
Commercial, Financial and Agricultural
Risk Grade:
1	$1,128,005	$1,379	$427	$5,700	$3,113	$511	$12,969	$—	$1,152,104
2	815	864	1,070	1,035	1,719	201	9,130	—	14,834
3	44,905	17,422	20,498	5,410	57,514	9,042	72,872	—	227,663
4	62,651	92,559	49,128	28,498	89,217	22,108	88,512	—	432,673
5	2,812	4,749	9,084	5,873	4,747	877	3,802	—	31,944
6	49	1,372	880	1,275	166	206	958	—	4,906
7	25	2,138	2,167	4,281	1,093	653	5,307	—	15,664
Total commercial, financial and agricultural	$1,239,262	$120,483	$83,254	$52,072	$157,569	$33,598	$193,550	$—	$1,879,788
Consumer Installment
Risk Grade:
1	$5,631	$1,859	$707	$6	$3,872	$115	$1,378	$—	$13,568
2	—	64	2	67	—	—	39	—	172
3	11,488	3,545	1,180	685	8,759	1,620	4,628	—	31,905
4	122,050	106,124	54,423	10,075	92,677	14,018	3,690	—	403,057
5	55	33	29	246	137	6	8	—	514
6	—	14	3	75	15	49	—	—	156
7	21	132	157	608	219	180	121	—	1,438
Total consumer installment	$139,245	$111,771	$56,501	$11,762	$105,679	$15,988	$9,864	$—	$450,810
Indirect Automobile
Risk Grade:
2	$—	$88	$35	$3,990	$—	$6,471	$—	$—	$10,584
3	—	212,956	218,057	72,465	39,310	124,285	—	—	667,073
6	—	83	92	86	—	114	—	—	375
7	—	607	702	1,550	172	1,333	—	—	4,364
Total indirect automobile	$—	$213,734	$218,886	$78,091	$39,482	$132,203	$—	$—	$682,396
Mortgage Warehouse
Risk Grade:
3	$—	$—	$—	$—	$—	$—	$995,942	$—	$995,942
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$995,942	$—	$995,942

	Term Loans
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
Municipal
Risk Grade:
1	$202,019	$37,222	$169,359	$101,611	$12,732	$157,070	$—	$—	$680,013
2	11,679	—	—	2,573	—	9,410	—	—	23,662
3	—	—	5,453	12,595	745	—	—	—	18,793
4	—	—	—	3,201	—	—	—	—	3,201
Total municipal	$213,698	$37,222	$174,812	$119,980	$13,477	$166,480	$—	$—	$725,669
Premium Finance
Risk Grade:
2	$675,156	$832	$862	$295	$27,493	$2,478	$—	$—	$707,116
7	1,925	—	—	—	—	1,849	—	—	3,774
Total premium finance	$677,081	$832	$862	$295	$27,493	$4,327	$—	$—	$710,890
Real Estate – Construction and Development
Risk Grade:
3	$27,414	$17,241	$8,969	$8,350	$7,701	$3,626	$682	$—	$73,983
4	493,627	217,729	89,755	32,030	544,239	13,065	85,415	—	1,475,860
5	1,372	3,239	331	8,672	24,738	17,827	109	—	56,288
6	—	5,190	1,014	4,604	1,916	528	—	—	13,252
7	544	932	589	3,835	2,926	46	—	—	8,872
Total real estate – construction and development	$522,957	$244,331	$100,658	$57,491	$581,520	$35,092	$86,206	$—	$1,628,255
Real Estate – Commercial and Farmland
Risk Grade:
1	$—	$193	$—	$—	$—	$—	$—	$—	$193
2	2,942	520	2,192	11,653	544	4,460	1,141	—	23,452
3	581,108	156,745	204,384	305,731	378,130	206,226	72,033	—	1,904,357
4	250,925	454,581	326,258	575,402	537,223	297,567	41,814	—	2,483,770
5	13,706	110,502	91,700	113,572	56,746	30,747	1,125	—	418,098
6	498	21,790	30,356	31,466	36,514	3,767	866	—	125,257
7	261	13,589	36,097	62,427	13,920	33,959	872	—	161,125
Total real estate – commercial and farmland	$849,440	$757,920	$690,987	$1,100,251	$1,023,077	$576,726	$117,851	$—	$5,116,252
Real Estate - Residential
Risk Grade:
1	$—	$—	$—	$21	$—	$—	$—	$—	$21
2	38	13	124	51,698	408	1,348	1,636	—	55,265
3	486,558	268,355	198,299	406,482	533,460	160,532	214,075	1,792	2,269,553
4	14,078	19,098	12,001	61,872	21,005	14,926	48,030	48	191,058
5	7,852	18,870	17,092	37,919	38,570	12,707	3,647	—	136,657
6	251	909	60	3,946	1,750	288	351	—	7,555
7	5,467	14,426	10,140	28,243	22,407	7,109	5,690	—	93,482
Total real estate - residential	$514,244	$321,671	$237,716	$590,181	$617,600	$196,910	$273,429	$1,840	$2,753,591

The following table presents the loan portfolio by risk grade as of December 31, 2019 (in thousands):

Risk Grade	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Total
1	$22,396	$13,184	$—	$—	$552,062	$—	$—	$208	$27	$587,877
2	18,937	1,233	18,354	—	2,690	654,069	17,535	35,299	92,255	840,372
3	215,180	33,314	1,033,861	526,369	8,925	—	90,124	1,720,039	2,406,587	6,034,399
4	482,146	449,224	4,009	—	627	—	1,377,674	2,348,083	222,779	4,884,542
5	33,317	208	—	—	—	—	41,759	133,119	24,618	233,021
6	4,901	213	—	—	—	—	17,223	53,941	10,132	86,410
7	25,294	1,191	5,600	—	—	600	4,747	62,350	52,063	151,845
8	—	8	—	—	—	—	—	—	—	8
9	—	2	—	—	—	—	—	—	—	2
Total	$802,171	$498,577	$1,061,824	$526,369	$564,304	$654,669	$1,549,062	$4,353,039	$2,808,461	$12,818,476

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed to be troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2020 and 2019 totaling $313.6 million and $168.6 million, respectively, under such parameters.

As of September 30, 2020 and December 31, 2019, the Company had a balance of $132.9 million and $35.2 million, respectively, in troubled debt restructurings. The Company has recorded $1.2 million and $1.9 million in previous charge-offs on such loans at September 30, 2020 and December 31, 2019, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $9.4 million and $3.7 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the nine months ended September 30, 2020 and 2019, the Company modified loans as troubled debt restructurings with principal balances of $103.4 million and $6.7 million, respectively, and these modifications did not have a material impact on the Company’s allowance for credit losses. The following table presents the loans by class modified as troubled debt restructurings which occurred during the nine months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$725	2	$392
Consumer installment	4	15	11	65
Indirect automobile	530	3,170	—	—
Premium finance	—	—	1	158
Real estate – construction and development	1	19	—	—
Real estate – commercial and farmland	21	86,788	2	224
Real estate – residential	91	12,692	41	5,857
Total	649	$103,409	57	$6,696
Troubled debt restructurings with an outstanding balance of $2.8 million and $2.1 million defaulted during the nine months ended September 30, 2020 and 2019, respectively, and these defaults did not have a material impact on the Company’s allowance for credit losses. The following table presents for loans the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the nine months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$198	2	$4
Consumer installment	4	3	7	37
Real estate – construction and development	3	689	—	—
Real estate – commercial and farmland	3	726	4	666
Real estate – residential	16	1,142	21	1,375
Total	27	$2,758	34	$2,082

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at September 30, 2020 and December 31, 2019:

September 30, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$459	12	$1,002
Consumer installment	11	36	22	64
Indirect automobile	481	2,689	49	482
Real estate – construction and development	4	510	5	709
Real estate – commercial and farmland	38	73,763	7	19,942
Real estate – residential	243	28,777	45	4,477
Total	782	$106,234	140	$26,676

December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$516	17	$335
Consumer installment	4	8	27	107
Premium finance	1	156	—	—
Real estate – construction and development	6	936	3	253
Real estate – commercial and farmland	21	6,732	8	2,071
Real estate – residential	197	21,261	40	2,857
Total	234	$29,609	95	$5,623

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of September 30, 2020, $648.5 million in loans remained in payment deferral related to COVID-19 pandemic Disaster Relief Program.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$49,526	2.6%
Consumer installment	2,421	0.5%
Indirect automobile	11,042	1.6%
Real estate – construction and development	42,915	2.6%
Real estate – commercial and farmland	368,607	7.2%
Real estate – residential	174,005	6.3%
	$648,516	4.3%

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

During the three and nine months ended September 30, 2020, the allowance for credit losses increased primarily due to deterioration in forecasted macroeconomic factors resulting from the COVID-19 pandemic. The current forecast reflects, among other things, a decline in GDP and elevated unemployment levels compared to the forecast the time of adoption of ASC 326 on January 1, 2020. During the third quarter of 2020, the Company added additional qualitative factors on its residential real estate, commercial real estate and hotel portfolios based principally on risk rating migrations, level of deferrals in the portfolio and expected collateral values.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine-month periods ended September 30, 2020 and September 30, 2019 and end of period balances by portfolio segment as of September 30, 2020, December 31, 2019 and September 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2020	$7,938	$20,085	$3,381	$1,498	$507	$8,198
Provision for loan losses	5,533	(3,693)	322	498	365	(2,316)
Loans charged off	(1,715)	(677)	(697)	—	—	(1,159)
Recoveries of loans previously charged off	470	516	317	—	—	1,224
Balance, September 30, 2020	$12,226	$16,231	$3,323	$1,996	$872	$5,947

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2020	$54,266	$83,593	$29,327	$208,793
Provision for loan losses	(10,208)	18,419	17,772	26,692
Loans charged off	(9)	(2,977)	(137)	(7,371)
Recoveries of loans previously charged off	182	904	197	3,810
Balance, September 30, 2020	$44,231	$99,939	$47,159	$231,924

Nine Months Ended September 30, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2019	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASU 2016-13	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	8,624	5,943	1,138	893	480	235
Loans charged off	(4,687)	(2,781)	(2,944)	—	—	(3,893)
Recoveries of loans previously charged off	1,135	1,273	1,020	—	—	2,584
Balance, September 30, 2020	$12,226	$16,231	$3,323	$1,996	$872	$5,947

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2019	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASU 2016-13	12,248	27,073	19,790	78,661
Provision for loan losses	25,379	72,410	17,086	132,188
Loans charged off	(83)	(10,220)	(762)	(25,370)
Recoveries of loans previously charged off	692	1,010	542	8,256
Balance, September 30, 2020	$44,231	$99,939	$47,159	$231,924

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

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Three Months Ended September 30, 2019
Balance, June 30, 2019	$2,816	$3,388	$—	$640	$502	$2,984
Provision for loan losses	831	1,132	580	—	(5)	1,141
Loans charged off	(490)	(1,245)	(965)	—	—	(1,267)
Recoveries of loans previously charged off	300	476	385	—	—	736
Balance, September 30, 2019	$3,457	$3,751	$—	$640	$497	$3,594

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Nine Months Ended September 30, 2019
Balance, December 31, 2018	$2,352	$3,795	$—	$640	$509	$1,426
Provision for loan losses	1,848	3,289	580	—	(12)	3,224
Loans charged off	(1,647)	(4,313)	(965)	—	—	(3,452)
Recoveries of loans previously charged off	904	980	385	—	—	2,396
Balance, September 30, 2019	$3,457	$3,751	$—	$640	$497	$3,594

Period-end allocation:
Loans individually evaluated for impairment (1)	$1,022	$—	$—	$—	$—	$1,606
Loans collectively evaluated for impairment	2,435	3,751	—	640	497	1,988
Ending balance	$3,457	$3,751	$—	$640	$497	$3,594

Loans:
Individually evaluated for impairment (1)	$4,176	$—	$—	$—	$—	$2,428
Collectively evaluated for impairment	918,162	500,067	1,108,717	562,598	578,267	654,142
Acquired with deteriorated credit quality	9,417	—	3,098	—	—	—
Ending balance	$931,755	$500,067	$1,111,815	$562,598	$578,267	$656,570

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Three Months Ended September 30, 2019
Balance, June 30, 2019	$4,763	$8,676	$8,024	$31,793
Provision for loan losses	(182)	1,541	951	5,989
Loans charged off	—	(1,315)	(37)	(5,319)
Recoveries of loans previously charged off	930	74	166	3,067
Balance, September 30, 2019	$5,511	$8,976	$9,104	$35,530

Nine Months Ended September 30, 2019
Balance, December 31, 2018	$4,210	$9,659	$6,228	$28,819
Provision for loan losses	254	2,283	2,599	14,065
Loans charged off	(268)	(3,158)	(391)	(14,194)
Recoveries of loans previously charged off	1,315	192	668	6,840
Balance, September 30, 2019	$5,511	$8,976	$9,104	$35,530

Period-end allocation:
Loans individually evaluated for impairment (1)	$552	$1,044	$2,227	$6,451
Loans collectively evaluated for impairment	4,959	7,932	6,877	29,079
Ending balance	$5,511	$8,976	$9,104	$35,530

Loans:
Individually evaluated for impairment (1)	$7,810	$16,120	$30,337	$60,871
Collectively evaluated for impairment	1,441,918	4,090,640	2,727,895	12,582,406
Acquired with deteriorated credit quality	18,968	91,999	59,525	183,007
Ending balance	$1,468,696	$4,198,759	$2,817,757	$12,826,284

(1) At September 30, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 5 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the investment securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At September 30, 2020 and December 31, 2019, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities falls below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at September 30, 2020 and December 31, 2019.

(dollars in thousands)	September 30, 2020	December 31, 2019
Securities sold under agreements to repurchase	$9,103	$20,635

At September 30, 2020 and December 31, 2019 the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 6 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2020	December 31, 2019
FHLB borrowings:
Fixed Rate Advance due January 10, 2020; fixed interest rate of 1.68%	$—	$50,000
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.68%	—	50,000
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.67%	—	100,000
Fixed Rate Advance due January 15, 2020; fixed interest rate of 1.71%	—	50,000
Fixed Rate Advance due January 16, 2020; fixed interest rate of 1.69%	—	150,000
Fixed Rate Advance due January 17, 2020; fixed interest rate of 1.70%	—	100,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	50,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	200,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.70%	—	25,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	75,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	25,000
Fixed Rate Advance due January 23, 2020; fixed interest rate of 1.71%	—	100,000
Fixed Rate Advance due January 27, 2020; fixed interest rate of 1.73%	—	50,000
Fixed Rate Advance due February 18, 2020; fixed interest rate of 1.72%	—	100,000
Fixed Rate Advance due October 5, 2020; fixed interest rate of 0.22%	200,000	—
Fixed Rate Advance due October 13, 2020; fixed interest rate of 0.22%	150,000	—
Fixed Rate Advance due October 26, 2020; fixed interest rate of 0.22%	100,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	—
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	—
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,414	1,422
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	979	985
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,603	1,712

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $845 and $943, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,155	74,057
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $2,226 and $2,408, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	117,774	117,592
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,181 and $1,596, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	76,181	76,595
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,851 and $0, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,149	—
Other debt:
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	—	1,346
Total	$875,255	$1,398,709

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2020, $2.91 billion was available for borrowing on lines with the FHLB.

As of September 30, 2020, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $152.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2020, the Company had $3.12 billion of loans pledged at the Federal Reserve discount window and had $2.00 billion available for borrowing.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020, the Company announced that its Board of Directors approved the extension of the share repurchase program through October 31, 2021. Repurchases of shares will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the repurchase of any specific number of shares. As of September 30, 2020, $14.3 million, or 358,664 shares, of the Company's common stock had been repurchased under the program.

Fidelity Acquisition

On July 1, 2019, the Company issued 22,181,522 shares of its common stock to the shareholders of Fidelity. Such shares had a value of $39.19 per share at the time of issuance, resulting in an increase in shareholders’ equity of $869.3 million.

For additional information regarding the Fidelity acquisition, see Note 2.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in gain (loss) on securities in the consolidated statement of income and comprehensive income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of September 30, 2020 and 2019:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(147)	$18,142	$17,995
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	147	19,110	19,257
Balance, September 30, 2020	$—	$37,252	$37,252

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(94)	(94)
Current year changes, net of tax	(471)	20,873	20,402
Balance, September 30, 2019	$(120)	$15,602	$15,482

NOTE 9 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(share data in thousands)	2020	2019	2020	2019
Average common shares outstanding	69,231	69,372	69,243	54,762
Common share equivalents:
Stock options	5	145	22	46
Nonvested restricted share grants	85	83	122	75
Performance share units	25	—	16	—
Average common shares outstanding, assuming dilution	69,346	69,600	69,403	54,883

For the three and nine-month periods ended September 30, 2020, there were outstanding 252,765 and 253,765 options exerciseable for common shares, respectively, with strike prices that would cause the underlying shares to be anti-dilutive. Therefore, such option shares have been excluded. For the three and nine-month periods ended September 30, 2019, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	September 30, 2020	December 31, 2019
Mortgage loans held for sale	$1,348,193	$1,647,900
SBA loans held for sale	19,851	8,811
Total loans held for sale	$1,368,044	$1,656,711

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

A net loss of $23.3 million and a net gain of $17.8 million resulting from fair value changes of these mortgage loans were recorded in income during the three and nine-month periods ended September 30, 2020, respectively. For the three and nine-months ended September 30, 2019, a net gain of $20.3 million and $23.0 million, respectively, resulting from fair value changes of these mortgage loans were recorded in income. A net gain of $21.4 million and $55.2 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and nine-month periods ended September 30, 2020, respectively. For the three and nine-months ended September 30, 2019, a net loss of $1.0 million and a net gain of $2.1 million, respectively, resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Aggregate fair value of mortgage loans held for sale	$1,348,193	$1,647,900
Aggregate unpaid principal balance of mortgage loans held for sale	1,280,559	1,598,057
Past-due loans of 90 days or more	—	1,649
Nonaccrual loans	—	1,649
Unpaid principal balance of nonaccrual loans	—	1,616

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Aggregate fair value of SBA loans held for sale	$19,851	$8,811
Aggregate unpaid principal balance of SBA loans held for sale	17,867	8,206
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2020 and December 31, 2019:

	Recurring Basis Fair Value Measurements
	September 30, 2020
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$17,604	$—	$17,604	$—
State, county and municipal securities	87,648	—	87,648	—
Corporate debt securities	52,141	—	50,956	1,185
SBA pool securities	65,116	—	65,116	—
Mortgage-backed securities	894,927	—	894,927	—
Loans held for sale	1,368,044	—	1,368,044	—
Mortgage banking derivative instruments	64,694	—	64,694	—
Total recurring assets at fair value	$2,550,174	$—	$2,548,989	$1,185
Financial liabilities:
Mortgage banking derivative instruments	$6,177	$—	$6,177	$—
Total recurring liabilities at fair value	$6,177	$—	$6,177	$—

	Recurring Basis Fair Value Measurements
	December 31, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$22,362	$—	$22,362	$—
State, county and municipal securities	105,260	—	105,260	—
Corporate debt securities	52,999	—	51,499	1,500
SBA pool securities	73,912	—	73,912	—
Mortgage-backed securities	1,148,870	—	1,148,870	—
Loans held for sale	1,656,711	—	1,656,711	—
Mortgage banking derivative instruments	7,814	—	7,814	—
Total recurring assets at fair value	$3,067,928	$—	$3,066,428	$1,500
Financial liabilities:
Derivative financial instruments	$187	$—	$187	$—
Mortgage banking derivative instruments	4,471	—	4,471	—
Total recurring liabilities at fair value	$4,658	$—	$4,658	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2020 and December 31, 2019:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Collateral-dependent loans	$148,083	$—	$—	$148,083
Other real estate owned	4,239	—	—	4,239
Mortgage servicing rights	114,396	—	114,396	—
SBA servicing rights	6,062	—	6,062	—
Total nonrecurring assets at fair value	$272,780	$—	$120,458	$152,322

December 31, 2019
Impaired loans carried at fair value	$43,788	$—	$—	$43,788
Other real estate owned	17,289	—	—	17,289
Total nonrecurring assets at fair value	$61,077	$—	$—	$61,077

The inputs used to determine estimated fair value of impaired loans include market conditions, loan terms, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2020 and the year ended December 31, 2019, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2020
Recurring:
Investment securities available for sale	$1,185	Discounted cash flows	Probability of default	14.6%	14.6%
			Loss given default	31%	31%
Nonrecurring:
Collateral-dependent loans	$148,083	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 77%	45%
Other real estate owned	$4,239	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	0% - 75%	21%

December 31, 2019
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$43,788	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	1% - 95%	27%
Other real estate owned	$17,289	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	9% - 89%	31%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements
		September 30, 2020
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$257,026	$257,026	$—	$—	$257,026
Federal funds sold and interest-bearing accounts	494,765	494,765	—	—	494,765
Time deposits in other banks	249	—	249	—	249
Loans, net	14,563,586	—	—	14,657,861	14,657,861
Accrued interest receivable	79,403	—	4,485	74,918	79,403
Financial liabilities:
Deposits	16,063,806	—	16,076,073	—	16,076,073
Securities sold under agreements to repurchase	9,103	9,103	—	—	9,103
Other borrowings	875,255	—	877,424	—	877,424
Subordinated deferrable interest debentures	123,860	—	116,193	—	116,193
FDIC loss-share payable	19,476	—	—	19,639	19,639
Accrued interest payable	6,443	—	6,443	—	6,443

		Fair Value Measurements
		December 31, 2019
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$246,234	$246,234	$—	$—	$246,234
Federal funds sold and interest-bearing accounts	375,615	375,615	—	—	375,615
Time deposits in other banks	249	—	249	—	249
Loans, net	12,736,499	—	—	12,806,709	12,806,709
Accrued interest receivable	52,362	—	5,179	47,183	52,362
Financial liabilities:
Deposits	14,027,073	—	14,035,686	—	14,035,686
Securities sold under agreements to repurchase	20,635	20,635	—	—	20,635
Other borrowings	1,398,709	—	1,402,510	—	1,402,510
Subordinated deferrable interest debentures	127,560	—	126,815	—	126,815
FDIC loss-share payable	19,642	—	—	19,657	19,657
Accrued interest payable	11,524	—	11,524	—	11,524

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$2,340,433	$2,486,949
Unused home equity lines of credit	259,421	262,089
Financial standby letters of credit	33,087	29,232
Mortgage interest rate lock commitments	1,658,214	288,490

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2020 and the year ended December 31, 2019.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$37,503	$—	$1,077	$—
Adjustment to reflect adoption of ASU 2016-13	—	—	12,714	—
Addition due to acquisition	—	1,077	—	1,077
Provision for unfunded commitments	(10,131)	—	13,581	—
Balance at end of period	$27,372	$1,077	$27,372	$1,077

Other Commitments

As of September 30, 2020, letters of credit issued by the FHLB totaling $427.3 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States and an unprecedented slowdown in economic activity, as many state and local governments have intermittently ordered non-essential businesses to close and residents to shelter in place at home. As a result of the pandemic, commercial customers are experiencing varying levels of disruptions or restrictions on their business activity, and consumers are experiencing interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. This could cause a material, adverse effect on the Company’s business, financial condition, liquidity and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; increases in our allowance for credit losses; and decreases in the value of our intangible assets.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$123,593	$31,040	$6,844	$10,958	$7,499	$179,934
Interest expense	4,031	10,647	298	1,992	428	17,396
Net interest income	119,562	20,393	6,546	8,966	7,071	162,538
Provision for credit losses	487	15,051	495	4,297	(2,648)	17,682
Noninterest income	15,265	137,583	1,064	5,106	—	159,018
Noninterest expense
Salaries and employee benefits	39,718	53,500	266	1,572	1,642	96,698
Equipment and occupancy expenses	11,955	1,676	1	97	76	13,805
Data processing and telecommunications expenses	9,716	2,349	73	4	84	12,226
Other expenses	21,517	7,889	28	595	934	30,963
Total noninterest expense	82,906	65,414	368	2,268	2,736	153,692
Income before income tax expense	51,434	77,511	6,747	7,507	6,983	150,182
Income tax expense	13,453	16,112	1,431	1,577	1,464	34,037
Net income	$37,981	$61,399	$5,316	$5,930	$5,519	$116,145

Total assets	$13,098,562	$3,632,999	$1,002,027	$1,338,794	$801,469	$19,873,851
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	60,568	—	—	—	15,596	76,164

	Three Months Ended September 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$141,630	$27,141	$5,786	$4,366	$9,438	$188,361
Interest expense	17,368	14,132	2,617	1,793	3,682	39,592
Net interest income	124,262	13,009	3,169	2,573	5,756	148,769
Provision for credit losses	3,549	1,490	—	(15)	965	5,989
Noninterest income	21,173	52,493	560	2,766	1	76,993
Noninterest expense
Salaries and employee benefits	39,794	34,144	286	1,985	1,424	77,633
Equipment and occupancy expenses	10,750	1,686	2	66	135	12,639
Data processing and telecommunications expenses	9,551	660	41	22	98	10,372
Other expenses	87,059	3,484	27	503	980	92,053
Total noninterest expense	147,154	39,974	356	2,576	2,637	192,697
Income (loss) before income tax expense	(5,268)	24,038	3,373	2,778	2,155	27,076
Income tax expense (benefit)	(1,269)	5,048	708	584	621	5,692
Net income (loss)	$(3,999)	$18,990	$2,665	$2,194	$1,534	$21,384

Total assets	$13,031,554	$3,156,895	$564,297	$262,719	$748,812	$17,764,277
Goodwill	846,990	—	—	—	64,498	911,488
Other intangible assets, net	78,728	—	—	—	18,600	97,328

	Nine Months Ended September 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$384,547	$99,165	$16,979	$23,443	$23,586	$547,720
Interest expense	26,280	36,714	2,105	5,262	3,062	73,423
Net interest income	358,267	62,451	14,874	18,181	20,524	474,297
Provision for credit losses	123,289	17,471	889	5,716	(475)	146,890
Noninterest income	47,506	276,147	2,751	7,953	—	334,357
Noninterest expense
Salaries and employee benefits	121,762	134,600	685	5,660	5,105	267,812
Equipment and occupancy expenses	33,981	5,133	3	291	232	39,640
Data processing and telecommunications expenses	29,432	4,741	169	32	320	34,694
Other expenses	80,159	20,713	150	1,469	2,876	105,367
Total noninterest expense	265,334	165,187	1,007	7,452	8,533	447,513
Income before income tax expense	17,150	155,940	15,729	12,966	12,466	214,251
Income tax expense	5,146	32,751	3,317	2,723	2,611	46,548
Net income	$12,004	$123,189	$12,412	$10,243	$9,855	$167,703

	Nine Months Ended September 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$338,396	$53,286	$16,140	$8,827	$25,669	$442,318
Interest expense	44,340	26,957	7,294	3,986	9,926	92,503
Net interest income	294,056	26,329	8,846	4,841	15,743	349,815
Provision for credit losses	7,913	2,235	—	394	3,523	14,065
Noninterest income	50,373	84,853	1,389	6,379	6	143,000
Noninterest expense
Salaries and employee benefits	91,954	54,237	609	3,447	4,049	154,296
Equipment and occupancy expenses	25,065	3,122	4	190	296	28,677
Data processing and telecommunications expenses	24,778	1,384	109	27	853	27,151
Other expenses	126,743	7,983	170	1,249	3,104	139,249
Total noninterest expense	268,540	66,726	892	4,913	8,302	349,373
Income before income tax expense	67,976	42,221	9,343	5,913	3,924	129,377
Income tax expense	16,197	8,831	1,962	1,242	952	29,184
Net income	$51,779	$33,390	$7,381	$4,671	$2,972	$100,193

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

(dollars in thousands)	September 30, 2020	December 31, 2019
Loan Servicing Rights
Residential mortgage	$114,396	$94,902
SBA	6,062	7,886
Indirect automobile	117	247
Total loan servicing rights	$120,575	$103,035

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

During the three- and nine-months ended September 30, 2020, the Company recorded servicing fee income of $8.3 million and $21.4 million, respectively. During the three- and nine-months ended September 30, 2019, the Company recorded servicing fee income of $5.9 million and $7.7 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Residential mortgage servicing rights
Beginning carrying value, net	$91,381	$11,185	$94,902	$11,814
Additions	30,376	4,962	65,735	6,661
Addition due to acquisition	—	78,855	—	78,855
Amortization	(6,231)	(3,564)	(16,084)	(4,432)
(Impairment)/recoveries	(1,130)	1,460	(30,157)	—
Ending carrying value, net	$114,396	$92,898	$114,396	$92,898

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Residential mortgage servicing impairment
Beginning balance	$29,131	$1,460	$104	$—
Additions	1,130	—	30,157	—
Recoveries	—	(1,460)	—	—
Ending balance	$30,261	$—	$30,261	$—

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	September 30, 2020	December 31, 2019
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$12,185,383	$8,469,600
Composition of residential loans serviced for others:
FHLMC	21.97%	25.87%
FNMA	62.89%	65.35%
GNMA	15.14%	8.78%
Total	100.00%	100.00%
Weighted average term (months)	341	341
Weighted average age (months)	23	33
Modeled prepayment speed	21.03%	14.41%
Decline in fair value due to a 10% adverse change	(6,249)	(4,455)
Decline in fair value due to a 20% adverse change	(11,924)	(8,520)
Weighted average discount rate	9.67%	9.49%
Decline in fair value due to a 10% adverse change	(3,861)	(3,557)
Decline in fair value due to a 20% adverse change	(7,154)	(6,810)

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

During the three- and nine-months ended September 30, 2020, the Company recorded servicing fee income of $1.1 million and $3.3 million, respectively. During the three- and nine-months ended September 30, 2019, the Company recorded servicing fee income of $1.2 million and $2.4 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
SBA servicing rights
Beginning carrying value, net	$5,241	$3,110	$7,886	$3,012
Additions	499	155	974	783
Addition due to acquisition	—	5,242	—	5,242
Purchase accounting adjustment	—	—	(1,214)	—
Amortization	(396)	(167)	(1,175)	(556)
(Impairment)/recovery	718	—	(409)	(141)
Ending carrying value, net	$6,062	$8,340	$6,062	$8,340

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
SBA servicing impairment
Beginning balance	$1,268	$—	$141	$—
Additions	—	141	409	141
Recoveries	(718)	—	—	—
Ending balance	$550	$141	$550	$141

(dollars in thousands)	September 30, 2020	December 31, 2019
SBA servicing rights
Unpaid principal balance of loans serviced for others	$347,964	$339,247
Weighted average life (in years)	3.37	3.81
Modeled prepayment speed	19.68%	17.86%
Decline in fair value due to a 10% adverse change	(391)	(299)
Decline in fair value due to a 20% adverse change	(739)	(570)
Weighted average discount rate	6.61%	11.47%
Decline in fair value due to a 100 basis point adverse change	(169)	(144)
Decline in fair value due to a 200 basis point adverse change	(329)	(280)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Indirect automobile servicing rights
Beginning carrying value, net	$162	$—	$247	$—
Addition due to acquisition	—	777	—	777
Amortization	(45)	(125)	(130)	(125)
Ending carrying value, net	$117	$652	$117	$652

During the three- and nine-months ended September 30, 2020, the Company recorded servicing fee income of $259,000 and $1.5 million, respectively. During the three- and nine-months ended September 30, 2019, the Company recorded servicing fee income of $1.1 million. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

NOTE 14 – GOODWILL

The Company has goodwill at its Banking Division and Premium Finance Division (collectively "the divisions"). The carrying value of goodwill at the Banking Division was $863.5 million and $867.1 million at September 30, 2020 and December 31, 2019, respectively. The carrying value of goodwill at the Premium Finance Division was $64.5 million at both September 30, 2020 and December 31, 2019. The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. At December 31, 2019, the Company performed a qualitative assessment of goodwill at the divisions and determined it was more likely than not that the reporting unit's fair value exceeded its carrying value. The Company performed an interim qualitative assessment at March 31, 2020 considering the decline in the Company's stock price relative to book value and the impact of COVID-19 on the economy and determined that it was more likely than not that the reporting units fair values exceeded their carrying value.

During the second quarter of 2020, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred. Triggering events included sustained decline in the Company's share price, the impact of COVID-19 on the economy and low interest rate environment. The Company performed a quantitative analysis of goodwill at the divisions as of May 31, 2020. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach, and the Company also used a market approach comparing to similar public companies' multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at May 31, 2020. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 11% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 42% higher than its carrying value, and the market approach indicated a fair value approximately 5% higher than its carrying value. Economic conditions and forecasted results through June 30, 2020 were materially consistent with those modeled at May 31, 2020, and therefore, management determined no impairment existed at June 30, 2020.

At September 30, 2020, the Company performed an interim qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2020, as compared with December 31, 2019, and operating results for the three- and nine-month periods ended September 30, 2020 and 2019. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

						Nine Months Ended September 30,
(in thousands, except share and per share data)	Third Quarter 2020	Second Quarter 2020	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	2020	2019
Results of Operations:
Net interest income	$162,538	$163,814	$147,945	$155,351	$148,769	$474,297	$349,815
Net interest income (tax equivalent)	163,949	165,178	149,018	156,454	149,896	478,145	353,062
Provision for credit losses	17,682	88,161	41,047	5,693	5,989	146,890	14,065
Noninterest income	159,018	120,960	54,379	55,113	76,993	334,357	143,000
Noninterest expense	153,692	155,768	138,053	122,564	192,697	447,513	349,373
Income tax expense	34,037	8,609	3,902	20,959	5,692	46,548	29,184
Net income available to common shareholders	116,145	32,236	19,322	61,248	21,384	167,703	100,193
Selected Average Balances:
Investment securities	$1,246,860	$1,382,699	$1,456,462	$1,514,494	$1,592,005	$1,361,586	$1,362,004
Loans held for sale	1,507,481	1,614,080	1,587,131	1,537,648	856,572	1,569,337	373,699
Loans	14,688,317	13,915,406	12,712,997	12,697,912	12,677,063	13,772,102	9,982,560
Earning assets	17,930,099	17,334,983	16,203,479	16,077,986	15,478,774	17,155,528	12,134,171
Assets	19,810,084	19,222,181	18,056,445	17,998,494	17,340,387	19,045,028	13,483,044
Deposits	15,799,774	14,890,348	13,702,332	13,903,846	13,520,926	14,801,144	10,960,575
Shareholders’ equity	2,529,471	2,478,373	2,456,617	2,437,272	2,432,182	2,500,689	1,813,575
Period-End Balances:
Investment securities	$1,164,765	$1,315,349	$1,434,794	$1,470,322	$1,558,128	$1,164,765	$1,558,128
Loans held for sale	1,414,889	1,736,397	1,398,229	1,656,711	1,187,551	1,414,889	1,187,551
Loans	14,943,593	14,503,157	13,094,106	12,818,476	12,826,284	14,943,593	12,826,284
Earning assets	18,018,261	17,983,712	16,324,222	16,321,373	15,858,175	18,018,261	15,858,175
Total assets	19,873,851	19,872,629	18,224,548	18,242,579	17,764,277	19,873,851	17,764,277
Deposits	16,063,806	15,589,818	13,844,618	14,027,073	13,659,594	16,063,806	13,659,594
Shareholders’ equity	2,564,683	2,460,130	2,437,150	2,469,582	2,420,723	2,564,683	2,420,723
Per Common Share Data:
Earnings per share - basic	$1.68	$0.47	$0.28	$0.88	$0.31	$2.42	$1.83
Earnings per share - diluted	$1.67	$0.47	$0.28	$0.88	$0.31	$2.42	$1.83
Book value per common share	$36.91	$35.42	$35.10	$35.53	$34.78	$36.91	$34.78
Tangible book value per common share	$22.46	$20.90	$20.44	$20.81	$20.29	$22.46	$20.29
End of period shares outstanding	69,490,546	69,462,782	69,441,274	69,503,833	69,593,833	69,490,546	69,593,833

						Nine Months Ended September 30,
(in thousands, except share and per share data)	Third Quarter 2020	Second Quarter 2020	First Quarter 2020	Fourth Quarter 2019	Third Quarter 2019	2020	2019
Weighted Average Shares Outstanding:
Basic	69,230,667	69,191,778	69,247,661	69,429,193	69,372,125	69,243,280	54,762,216
Diluted	69,346,141	69,292,972	69,502,022	69,683,999	69,600,499	69,403,104	54,883,122
Market Price:
High intraday price	$27.81	$29.82	$43.79	$44.90	$40.65	$43.79	$42.01
Low intraday price	$19.91	$17.12	$17.89	$38.34	$33.71	$17.12	$31.27
Closing price for quarter	$22.78	$23.59	$23.76	$42.54	$40.24	$22.78	$40.24
Average daily trading volume	359,059	470,151	461,692	353,783	461,289	429,758	401,050
Cash dividends declared per share	$0.15	$0.15	$0.15	$0.15	$0.15	$0.45	$0.35
Closing price to book value	0.62	0.67	0.68	1.20	1.16	0.62	1.16
Performance Ratios:
Return on average assets	2.33%	0.67%	0.43%	1.35%	0.49%	1.18%	0.99%
Return on average common equity	18.27%	5.23%	3.16%	9.97%	3.49%	8.96%	7.39%
Average loans to average deposits	102.51%	104.29%	104.36%	102.39%	100.09%	103.65%	94.49%
Average equity to average assets	12.77%	12.89%	13.61%	13.54%	14.03%	13.13%	13.45%
Net interest margin (tax equivalent)	3.64%	3.83%	3.70%	3.86%	3.84%	3.72%	3.89%
Efficiency ratio	47.80%	54.70%	68.23%	58.24%	85.35%	55.34%	70.89%

Non-GAAP Measures Reconciliation -
Tangible book value per common share:
Total shareholders’ equity	$2,564,683	$2,460,130	$2,437,150	$2,469,582	$2,420,723	$2,564,683	$2,420,723
Less:
Goodwill	928,005	928,005	931,947	931,637	911,488	928,005	911,488
Other intangible assets, net	76,164	80,354	85,955	91,586	97,328	76,164	97,328
Tangible common equity	$1,560,514	$1,451,771	$1,419,248	$1,446,359	$1,411,907	$1,560,514	$1,411,907
End of period shares outstanding	69,490,546	69,462,782	69,441,274	69,503,833	69,593,833	69,490,546	69,593,833
Book value per common share	$36.91	$35.42	$35.10	$35.53	$34.78	$36.91	$34.78
Tangible book value per common share	22.46	20.90	20.44	20.81	20.29	22.46	20.29

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

Impact and Response to the COVID-19 Pandemic

The Company has locations and personnel in multiple states. Many of these states have intermittently placed significant restrictions on companies and individuals since March 2020 as a result of the COVID-19 pandemic. As a financial institution, we are considered an essential business and therefore continue to operate on a modified basis to comply with governmental restrictions and public health guidelines. All branch drive thru facilities remain open, certain of our branch lobbies have reopened and the remaining are available by appointment only and ATMs are available. Online and mobile banking platforms are also available to serve our customers. Much of our workforce has transitioned to working remotely and those remaining in our offices are appropriately spaced.

At the same time, the Company enacted its disaster relief program, which allows 90-day extensions for borrowers impacted by the COVID-19 outbreak. During the nine months ended September 30, 2020, the Company modified $2.71 billion in loans under its disaster relief program. Additionally, the Company participated in the SBA's PPP program and approximately $1.1 billion in loans under the program were outstanding at September 30, 2020. These loans bear interest at 1% and have two or five-year terms, depending on the date of origination. These loans also earn an origination fee of 1% to 5%, depending on the loan size, that is deferred and amortized over the estimated life of the loan using the effective yield method.

The COVID-19 pandemic materially impacted the allowance for credit losses and related provision for credit losses during the first nine months of 2020. Updated economic forecasts during the reasonable and supportable forecast period showed, among other things, a significant decline in expected GDP and an increase in expected unemployment rates relative to those at the adoption of CECL. More recent forecasts have begun to show moderate improvement compared with the June 30, 2020 forecast. These factors were the primary drivers of the Company's $146.9 million provision for credit losses during the first nine months of 2020. Additionally, the Company incurred $3.1 million in incremental expenses related to the COVID-19 pandemic primarily for additional sanitizing of our locations and “thank you” pay for certain of our employees who are unable to work remotely.

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

Allowance for Credit Losses

The allowance for credit losses ("ACL") is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from financial assets measured at amortized cost to present the net amount expected to be collected on those assets. Management uses a systematic methodology to determine its ACL for loans and certain off-balance-sheet credit exposures. Management considers relevant information including past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in the consolidated statements of income and comprehensive income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 - Basis of Presentation and Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 4 — Loans in this Quarterly Report on Form 10-Q, “Loans and Allowance for Credit Losses” in this Item 2.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $116.1 million, or $1.67 per diluted share, for the quarter ended September 30, 2020, compared with $21.4 million, or $0.31 per diluted share, for the same period in 2019. The Company’s return on average assets and average shareholders’ equity were 2.33% and 18.27%, respectively, in the third quarter of 2020, compared with 0.49% and 3.49%, respectively, in the third quarter of 2019. During the third quarter of 2020, the Company recorded pre-tax merger and conversion charges of $(44,000), pre-tax restructuring charges related to branch consolidations and efficiency initiatives of $50,000, pre-tax servicing right impairment of $412,000, pre-tax gain on bank owned life insurance ("BOLI") proceeds of $103,000, pre-tax expenses related to SEC and DOJ investigation of $268,000, pre-tax expenses related to the COVID-19 pandemic of $470,000 and pre-tax gains on the sale of premises of $97,000. During the third quarter of 2019, the Company incurred pre-tax merger and conversion charges of $65.2 million, pre-tax servicing right recovery of $1.3 million, pre-tax gain on BOLI proceeds of $4.3 million and pre-tax losses on the sale of premises of $889,000. Excluding these adjustment items, the Company’s net income would have been $116.9 million, or $1.69 per diluted share, for the third quarter of 2020 and $68.5 million, or $0.98 per diluted share, for the third quarter of 2019.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended September 30,
(in thousands, except share and per share data)	2020	2019
Net income available to common shareholders	$116,145	$21,384
Adjustment items:
Merger and conversion charges	(44)	65,158
Restructuring charge	50	—
Servicing right impairment (recovery)	412	(1,319)
Gain on BOLI proceeds	(103)	(4,335)
Expenses related to SEC and DOJ investigation	268	—
Natural disaster and pandemic expenses	470	—
(Gain) loss on the sale of premises	(97)	889
Tax effect of adjustment items (Note 1)	(222)	(13,238)
After tax adjustment items	734	47,155
Adjusted net income	$116,879	$68,539

Weighted average common shares outstanding - diluted	69,346,141	69,600,499
Net income per diluted share	$1.67	$0.31
Adjusted net income per diluted share	$1.69	$0.98

Note 1: A portion of the merger and conversion charges for the three months ended September 30, 2019 are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the third quarter of 2020 and 2019, respectively:

	Three Months Ended September 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$123,593	$31,040	$6,844	$10,958	$7,499	$179,934
Interest expense	4,031	10,647	298	1,992	428	17,396
Net interest income	119,562	20,393	6,546	8,966	7,071	162,538
Provision for credit losses	487	15,051	495	4,297	(2,648)	17,682
Noninterest income	15,265	137,583	1,064	5,106	—	159,018
Noninterest expense
Salaries and employee benefits	39,718	53,500	266	1,572	1,642	96,698
Equipment and occupancy expenses	11,955	1,676	1	97	76	13,805
Data processing and telecommunications expenses	9,716	2,349	73	4	84	12,226
Other expenses	21,517	7,889	28	595	934	30,963
Total noninterest expense	82,906	65,414	368	2,268	2,736	153,692
Income before income tax expense	51,434	77,511	6,747	7,507	6,983	150,182
Income tax expense	13,453	16,112	1,431	1,577	1,464	34,037
Net income	$37,981	$61,399	$5,316	$5,930	$5,519	$116,145

	Three Months Ended September 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$141,630	$27,141	$5,786	$4,366	$9,438	$188,361
Interest expense	17,368	14,132	2,617	1,793	3,682	39,592
Net interest income	124,262	13,009	3,169	2,573	5,756	148,769
Provision for credit losses	3,549	1,490	—	(15)	965	5,989
Noninterest income	21,173	52,493	560	2,766	1	76,993
Noninterest expense
Salaries and employee benefits	39,794	34,144	286	1,985	1,424	77,633
Equipment and occupancy expenses	10,750	1,686	2	66	135	12,639
Data processing and telecommunications expenses	9,551	660	41	22	98	10,372
Other expenses	87,059	3,484	27	503	980	92,053
Total noninterest expense	147,154	39,974	356	2,576	2,637	192,697
Income before income tax expense	(5,268)	24,038	3,373	2,778	2,155	27,076
Income tax expense	(1,269)	5,048	708	584	621	5,692
Net income	$(3,999)	$18,990	$2,665	$2,194	$1,534	$21,384

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2020 and 2019. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$487,441	$166	0.14%	$353,134	$1,793	2.01%
Investment securities	1,246,860	7,462	2.38%	1,592,005	11,567	2.88%
Loans held for sale	1,507,481	10,365	2.74%	856,572	7,889	3.65%
Loans	14,688,317	163,352	4.42%	12,677,063	168,239	5.27%
Total interest-earning assets	17,930,099	181,345	4.02%	15,478,774	189,488	4.86%
Noninterest-earning assets	1,879,985			1,861,613
Total assets	$19,810,084			$17,340,387

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$7,741,528	$4,329	0.22%	$6,525,915	$15,710	0.96%
Time deposits	2,276,083	7,493	1.31%	2,954,419	13,715	1.84%
Federal funds purchased and securities sold under agreements to repurchase	10,483	9	0.34%	19,914	32	0.64%
FHLB advances	799,034	661	0.33%	810,384	4,618	2.26%
Other borrowings	272,443	3,558	5.20%	220,918	3,332	5.98%
Subordinated deferrable interest debentures	123,604	1,346	4.33%	133,519	2,185	6.49%
Total interest-bearing liabilities	11,223,175	17,396	0.62%	10,665,069	39,592	1.47%
Demand deposits	5,782,163			4,040,592
Other liabilities	275,275			202,544
Shareholders’ equity	2,529,471			2,432,182
Total liabilities and shareholders’ equity	$19,810,084			$17,340,387
Interest rate spread			3.40%			3.39%
Net interest income		$163,949			$149,896
Net interest margin			3.64%			3.84%

On a tax-equivalent basis, net interest income for the third quarter of 2020 was $163.9 million, an increase of $14.1 million, or 9.4%, compared with $149.9 million reported in the same quarter in 2019. The higher net interest income is a result of growth in average interest earning assets which increased $2.45 billion, or 15.8%, from $15.48 billion in the third quarter of 2019 to $17.93 billion for the third quarter of 2020. This growth in interest earning assets resulted primarily from organic growth in average loans, including PPP loans, and strong production in mortgage. The Company’s net interest margin during the third quarter of 2020 was 3.64%, down 20 basis points from 3.84% reported in the third quarter of 2019. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $7.7 billion during the third quarter of 2020, with weighted average yields of 3.33%, compared with $4.2 billion and 4.51%, respectively, during the third quarter of 2019. Loan production in the banking division amounted to $870.0 million during the third quarter of 2020 with weighted average yields of 4.00%, compared with $1.2 billion and 5.08%, respectively, during the third quarter of 2019.

Total interest income, on a tax-equivalent basis, decreased to $181.3 million during the third quarter of 2020, compared with $189.5 million in the same quarter of 2019.  Yields on earning assets decreased to 4.02% during the third quarter of 2020, compared with 4.86% reported in the third quarter of 2019. During the third quarter of 2020, loans comprised 90.3% of average earning assets, compared with 87.4% in the same quarter of 2019. Yields on loans decreased to 4.42% in the third quarter of 2020, compared with 5.27% in the same period of 2019. Accretion income for the third quarter of 2020 was $6.5 million, compared with $4.2 million in the third quarter of 2019.

The yield on total interest-bearing liabilities decreased from 1.47% in the third quarter of 2019 to 0.62% in the third quarter of 2020. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.41% in the third quarter of 2020, compared with 1.07% during the third quarter of 2019. Deposit costs decreased from 0.86% in the third quarter of 2019 to 0.30% in the third quarter of 2020. Non-deposit funding costs decreased from 3.40% in the third quarter of 2019 to 1.84% in the third quarter of 2020. The decrease in non-deposit funding costs was driven primarily by a shift in mix to short-term FHLB advances coupled with lower market interest rates being paid on FHLB advances. Average balances of interest bearing deposits and their respective costs for the third quarter of 2020 and 2019 are shown below:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$2,718,315	0.20%	$2,049,175	0.55%
MMDA	4,273,899	0.26%	3,815,185	1.31%
Savings	749,314	0.06%	661,555	0.16%
Retail CDs	2,274,150	1.31%	2,804,243	1.83%
Brokered CDs	1,933	1.85%	150,176	2.14%
Interest-bearing deposits	$10,017,611	0.47%	$9,480,334	1.23%

Provision for Credit Losses

The Company’s provision for credit losses during the third quarter of 2020 amounted to $17.7 million, compared with $6.0 million in the third quarter of 2019. This increase was primarily attributable to an updated economic forecast in our CECL model which reflects the impact of the coronavirus pandemic, including, among other things, a corresponding decrease in forecasted GDP and increase in forecasted unemployment. The provision for credit losses for the third quarter of 2020 was comprised of $26.7 million related to loans and $(10.1) million related to unfunded commitments and $1.1 million related to other credit losses while the $6.0 million recorded for the third quarter of 2019 related solely to loans. At September 30, 2020, classified loans still accruing increased to $146.9 million, compared with $73.9 million at December 31, 2019. Non-performing assets as a percentage of total assets increased from 0.56% at December 31, 2019 to 0.82% at September 30, 2020. The increase in non-performing assets is primarily attributable to an increase in nonaccruing loans as the Company migrated certain residential mortgage loans which completed their extension period and had not been formally modified or brought current at quarter end. Also contributing to the increase in nonperforming assets was one hotel relationship totaling $18.6 million migrating to nonaccrual and TDR status during the quarter. Net charge-offs on loans during the third quarter of 2020 were approximately $3.6 million, or 0.10% of average loans on an annualized basis, compared with approximately $2.3 million, or 0.07%, in the third quarter of 2019. The Company’s total allowance for credit losses on loans at September 30, 2020 was $231.9 million, or 1.55% of total loans, compared with $38.2 million, or 0.30% of total loans, at December 31, 2019. This increase is primarily attributable to the adoption impact of CECL which increased the allowance for credit losses on loans $78.7 million and the provision recorded year-to-date.

Noninterest Income

Total noninterest income for the third quarter of 2020 was $159.0 million, an increase of $82.0 million, or 106.5%, from the $77.0 million reported in the third quarter of 2019.  Income from mortgage-related activities was $138.6 million in the third quarter of 2020, an increase of $85.6 million, or 161.4%, from $53.0 million in the third quarter of 2019. Total production in the third quarter of 2020 amounted to $2.92 billion, compared with $1.81 billion in the same quarter of 2019, while spread (gain on sale) increased to 3.92% in the current quarter, compared with 2.67% in the same quarter of 2019. The retail mortgage open pipeline finished the third quarter of 2020 at $2.71 billion, compared with $2.67 billion at June 30, 2020 and $784.2 million at the end of the third quarter of 2019. Service charges on deposit accounts decreased $2.5 million, or 18.6%, to $10.9 million in the third quarter of 2020, compared with $13.4 million in the third quarter of 2019. This decrease in service charges on deposit accounts is due primarily to the impact of the Durbin Amendment and a decrease in NSF income.

Other noninterest income decreased $1.0 million, or 10.5%, to $8.3 million for the third quarter of 2020, compared with $9.3 million during the third quarter of 2019. The decrease in other noninterest income was primarily attributable to decreases in gain on BOLI proceeds of $4.2 million and indirect automobile servicing income of $806,000. These decreases were partially offset by an increase of $1.9 million in gain on sales of SBA loans and a decrease of $2.0 million in loss on sale of loans.

Noninterest Expense

Total noninterest expenses for the third quarter of 2020 decreased $39.0 million, or 20.2%, to $153.7 million, compared with $192.7 million in the same quarter 2019. Salaries and employee benefits increased $19.1 million, or 24.6%, from $77.6 million in the third quarter of 2019 to $96.7 million in the third quarter of 2020, due primarily to an increase in variable compensation tied to increased mortgage production of $19.9 million. Occupancy and equipment expenses increased $1.2 million, or 9.2%, to

$13.8 million for the third quarter of 2020, compared with $12.6 million in the third quarter of 2019, due primarily to $1.8 million in lease termination costs related to previously announced efficiency initiatives. Data processing and telecommunications expense increased $1.9 million, or 17.9%, to $12.2 million in the third quarter of 2020, compared with $10.4 million in the third quarter of 2019, due primarily to variable expenses related to increased mortgage production. Advertising and marketing expense was $1.0 million in the third quarter of 2020, compared with $1.9 million in the third quarter of 2019. Amortization of intangible assets decreased $1.5 million, or 26.7%, from $5.7 million in the third quarter of 2019 to $4.2 million in the third quarter of 2020. Core deposit intangibles are being amortized over an accelerated basis; therefore, the expense recorded will decline over the life of the asset. Merger and conversion charges were $(44,000) in the third quarter of 2020, compared with $65.2 million in the same quarter of 2019. Other noninterest expenses increased $6.9 million, or 38.1%, from $18.1 million in the third quarter of 2019 to $25.0 million in the third quarter of 2020, due primarily to an increase of $2.7 million in FDIC insurance, an increase of $2.9 million in mortgage servicing expenses, and an increase of $470,000 in natural disaster and pandemic charges related to the COVID-19 pandemic. Also contributing to the increase in other noninterest expenses was increases in variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the third quarter of 2020, the Company reported income tax expense of $34.0 million, compared with $5.7 million in the same period of 2019. The Company’s effective tax rate for the three months ending September 30, 2020 and 2019 was 22.7% and 21.0%, respectively. The increase in the effective tax rate is primarily a result of decreased nontaxable gain on BOLI proceeds compared with the same period a year ago.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $167.7 million, or $2.42 per diluted share, for the nine months ended September 30, 2020, compared with $100.2 million, or $1.83 per diluted share, for the same period in 2019. The Company’s return on average assets and average shareholders’ equity were 1.18% and 8.96%, respectively, in the nine months ended September 30, 2020, compared with 0.99% and 7.39%, respectively, in the same period in 2019. During the first nine months of 2020, the Company incurred pre-tax merger and conversion charges of $1.4 million, pre-tax restructuring charges related to branch consolidations and efficiency initiatives of $1.5 million, pre-tax servicing right impairment of $30.6 million, pre-tax gain on BOLI proceeds of $948,000, pre-tax expenses related to SEC and DOJ investigation of $3.0 million, pre-tax expenses related to the COVID-19 pandemic of $3.1 million and pre-tax losses on the sale of premises of $654,000. During the first nine months of 2019, the Company incurred pre-tax merger and conversion charges of $70.7 million, pre-tax restructuring charges related to branch consolidations of $245,000, pre-tax servicing right impairment of $141,000, pre-tax gain on BOLI proceeds of $4.3 million, pre-tax reduction in financial impact of hurricanes of $39,000 and pre-tax losses on the sale of premises of $4.6 million. Excluding these adjustment items, the Company’s net income would have been $198.5 million, or $2.86 per diluted share, for the nine months ended September 30, 2020 and $156.3 million, or $2.85 per diluted share, for the same period in 2019.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019
Net income available to common shareholders	$167,703	$100,193
Adjustment items:
Merger and conversion charges	1,391	70,690
Restructuring charge	1,513	245
Servicing right impairment	30,566	141
Gain on BOLI proceeds	(948)	(4,335)
Expenses related to SEC and DOJ investigation	3,005	—
Natural disaster and pandemic charges	3,061	(39)
Loss on the sale of premises	654	4,608
Tax effect of adjustment items (Note 1)	(8,438)	(15,167)
After tax adjustment items	30,804	56,143
Adjusted net income	$198,507	$156,336

Weighted average common shares outstanding - diluted	69,403,104	54,883,122
Net income per diluted share	$2.42	$1.83
Adjusted net income per diluted share	$2.86	$2.85

Note 1: A portion of the merger and conversion charges for all periods are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$384,547	$99,165	$16,979	$23,443	$23,586	$547,720
Interest expense	26,280	36,714	2,105	5,262	3,062	73,423
Net interest income	358,267	62,451	14,874	18,181	20,524	474,297
Provision for loan losses	123,289	17,471	889	5,716	(475)	146,890
Noninterest income	47,506	276,147	2,751	7,953	—	334,357
Noninterest expense
Salaries and employee benefits	121,762	134,600	685	5,660	5,105	267,812
Equipment and occupancy expenses	33,981	5,133	3	291	232	39,640
Data processing and telecommunications expenses	29,432	4,741	169	32	320	34,694
Other expenses	80,159	20,713	150	1,469	2,876	105,367
Total noninterest expense	265,334	165,187	1,007	7,452	8,533	447,513
Income before income tax expense	17,150	155,940	15,729	12,966	12,466	214,251
Income tax expense	5,146	32,751	3,317	2,723	2,611	46,548
Net income	$12,004	$123,189	$12,412	$10,243	$9,855	$167,703

	Nine Months Ended September 30, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$338,396	$53,286	$16,140	$8,827	$25,669	$442,318
Interest expense	44,340	26,957	7,294	3,986	9,926	92,503
Net interest income	294,056	26,329	8,846	4,841	15,743	349,815
Provision for loan losses	7,913	2,235	—	394	3,523	14,065
Noninterest income	50,373	84,853	1,389	6,379	6	143,000
Noninterest expense
Salaries and employee benefits	91,954	54,237	609	3,447	4,049	154,296
Equipment and occupancy expenses	25,065	3,122	4	190	296	28,677
Data processing and telecommunications expenses	24,778	1,384	109	27	853	27,151
Other expenses	126,743	7,983	170	1,249	3,104	139,249
Total noninterest expense	268,540	66,726	892	4,913	8,302	349,373
Income before income tax expense	67,976	42,221	9,343	5,913	3,924	129,377
Income tax expense	16,197	8,831	1,962	1,242	952	29,184
Net income	$51,779	$33,390	$7,381	$4,671	$2,972	$100,193

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2020 and 2019. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$452,503	$1,621	0.48%	$415,908	$7,655	2.46%
Investment securities	1,361,586	27,287	2.68%	1,362,004	30,319	2.98%
Loans held for sale	1,569,337	38,055	3.24%	373,699	10,673	3.82%
Loans	13,772,102	484,605	4.70%	9,982,560	396,918	5.32%
Total interest-earning assets	17,155,528	551,568	4.29%	12,134,171	445,565	4.91%
Noninterest-earning assets	1,889,500			1,348,873
Total assets	$19,045,028			$13,483,044

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$7,345,828	$22,184	0.40%	$5,248,058	$38,776	0.99%
Time deposits	2,477,483	28,013	1.51%	2,603,879	35,787	1.84%
Federal funds purchased and securities sold under agreements to repurchase	12,849	74	0.77%	13,017	45	0.46%
FHLB advances	1,091,885	7,456	0.91%	282,622	4,803	2.27%
Other borrowings	270,407	10,556	5.21%	170,891	7,769	6.08%
Subordinated deferrable interest debentures	124,814	5,140	5.50%	104,345	5,323	6.82%
Total interest-bearing liabilities	11,323,266	73,423	0.87%	8,422,812	92,503	1.47%
Demand deposits	4,977,833			3,108,638
Other liabilities	243,240			138,019
Shareholders’ equity	2,500,689			1,813,575
Total liabilities and shareholders’ equity	$19,045,028			$13,483,044
Interest rate spread			3.42%			3.44%
Net interest income		$478,145			$353,062
Net interest margin			3.72%			3.89%

On a tax-equivalent basis, net interest income for the nine months ended September 30, 2020 was $478.1 million, an increase of $125.1 million, or 35.4%, compared with $353.1 million reported in the same period of 2019. The higher net interest income is a result of growth in average interest earning assets which increased $5.02 billion, or 41.4%, from $12.13 billion in the first nine months of 2019 to $17.16 billion for the first nine months of 2020. This increase in average interest earning assets resulted primarily from the Fidelity acquisition occurring in the third quarter of 2019, as well as organic growth in average loans, including PPP loans, and strong production in mortgage. Average loans increased $3.79 billion, or 38.0%, to $13.77 billion in the first nine months of 2020 from $9.98 billion in the same period of 2019. The Company’s net interest margin was down 17 basis points during the first nine months of 2020 to 3.72%, compared with 3.89% for the first nine months of 2019.

Total interest income, on a tax-equivalent basis, increased to $551.6 million during the nine months ended September 30, 2020, compared with $445.6 million in the same period of 2019. Yields on earning assets decreased to 4.29% during the first nine months of 2020, compared with 4.91% reported in the same period of 2019. During the first nine months of 2020, loans comprised 89.4% of average earning assets, compared with 85.3% in the same period of 2019. Yields on loans decreased to 4.70% during the nine months ended September 30, 2020, compared with 5.32% in the same period of 2019. Accretion income for the first nine months of 2020 was $22.7 million, compared with $10.2 million in the first nine months of 2019.

The yield on total interest-bearing liabilities decreased from 1.47% during the nine months ended September 30, 2019 to 0.87% in the same period of 2020. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.60% in the first nine months of 2020, compared with 1.07% during the same period of 2019. Deposit costs decreased from 0.91% in the first nine months of 2019 to 0.45% in the same period of 2020. Non-deposit funding costs decreased from 4.20% in the first nine months of 2019 to 2.07% in the same period of 2020. The decrease in non-deposit funding costs was driven primarily by a shift in mix to short-term FHLB advances coupled with lower market interest rates being paid on FHLB advances. Average balances of interest bearing deposits and their respective costs for the nine months ended September 30, 2020 and 2019 are shown below:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$2,483,383	0.29%	$1,705,108	0.57%
MMDA	4,167,207	0.52%	3,053,272	1.36%
Savings	695,238	0.08%	489,678	0.12%
Retail CDs	2,455,833	1.51%	2,222,942	1.73%
Brokered CDs	21,650	2.03%	380,937	2.45%
Interest-bearing deposits	$9,823,311	0.68%	$7,851,937	1.27%

Provision for Credit Losses

The Company’s provision for credit losses during the nine months ended September 30, 2020 amounted to $146.9 million, compared with $14.1 million in the nine months ended September 30, 2019. This increase was primarily attributable to an updated economic forecast in our CECL model which reflects the impact of the coronavirus pandemic including, among other things, a corresponding decrease in forecasted GDP and increase in forecasted unemployment. The provision for credit losses for the first nine months of 2020 was comprised of $132.2 million related to loans, $13.6 million related to unfunded commitments and $1.1 million related to other credit losses while the $14.1 million recorded for the same period in 2019 related solely to loans. At September 30, 2020, classified loans still accruing increased to $146.9 million, compared with $73.9 million at December 31, 2019. Non-performing assets as a percentage of total assets increased from 0.56% at December 31, 2019 to 0.82% at September 30, 2020. Net charge-offs on loans during the first nine months of 2020 were $17.1 million, or 0.17% of average loans on an annualized basis, compared with approximately $7.4 million, or 0.10%, in the first nine months of 2019. The Company’s total allowance for credit losses on loans at September 30, 2020 was $231.9 million, or 1.55% of total loans, compared with $38.2 million, or 0.30% of total loans, at December 31, 2019. This increase is primarily attributable to the adoption impact of CECL, which resulted in an increase in the allowance for credit losses on loans of $78.7 million and the provision noted above.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2020 was $334.4 million, an increase of $191.4 million, or 133.8%, from the $143.0 million reported for the nine months ended September 30, 2019.  Income from mortgage-related activities increased $192.6 million, or 223.4%, from $86.2 million in the first nine months of 2019 to $278.9 million in the same period of 2020. Total production in the first nine months of 2020 amounted to $6.95 billion, compared with $2.75 billion in the same period of 2019, while spread (gain on sale) increased to 3.57% during the nine months ended September 30, 2020, compared with 2.83% in the same period of 2019. The retail mortgage open pipeline was $2.71 billion at September 30, 2020, compared with $1.16 billion at the beginning of 2020 and $784.2 million at September 30, 2019. Mortgage-related activities was negatively impacted during the first nine months of 2020 by a mortgage servicing right impairment of $30.2 million, compared with no such impairment for the same period in 2019. Service charges on deposit accounts in the first nine months of 2020 decreased $4.5 million, or 12.2%, to $32.7 million, compared with $37.2 million in the first nine months of 2019. This decrease in service charge revenue was primarily attributable to lower debit card interchange income resulting from the Durbin Amendment. Other service charges, commissions and fees were $3.4 million during the first nine months of 2020, compared with $2.8 million during the first nine months of 2019. Other noninterest income increased $2.8 million, or 17.0%, to $19.4 million for the first nine months of 2020, compared with $16.6 million during the same period of 2019. The increase in other noninterest income was primarily attributable to increases of $2.0 million in gain on sale of SBA loans, $762,000 in BOLI income and $1.2 million in trust income and a decrease of $2.0 million in loss on sale of loans for the nine months ended September 30, 2020 compared with the same period in 2019. These increases were partially offset by a decrease in gain on BOLI proceeds of $3.4 million.

 Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2020 increased $98.1 million, or 28.1%, to $447.5 million, compared with $349.4 million in the same period of 2019. Salaries and employee benefits increased $113.5 million, or 73.6%, from $154.3 million in the first nine months of 2019 to $267.8 million in the same period of 2020 due to staff additions resulting from the Fidelity acquisition and an increase of $58.4 million in mortgage commissions related to production increases. Occupancy and equipment expenses increased $11.0 million, or 38.2%, to $39.6 million for the first nine months of 2020, compared with $28.7 million in the same period of 2019, due primarily to 62 branch locations being added during 2019 as a result of the Fidelity acquisition partially offset by branch consolidations subsequent to acquisition. Data processing and telecommunications expense increased $7.5 million, or 27.8%, to $34.7 million in the first nine months of 2020, from $27.2 million reported in the same period of 2019. This increase in data processing and telecommunications during the first nine months of 2020 reflects increased core banking system charges due to an increase in the number of accounts being processed by our core banking system and variable expenses related to increased mortgage production. Credit resolution-related expenses increased $1.0 million, or 32.4%, from $3.0 million in the first nine months of 2019 to $4.0 million in the same period of 2020. This increase in credit resolution-related expenses primarily resulted from additional write-downs on OREO properties. Amortization of intangible assets increased $3.5 million, or 28.8%, from $12.0 million in the first nine months of 2019 to $15.4 million in the first nine months of 2020, due primarily to additional amortization of intangible assets recorded as part of the Fidelity acquisition. Merger and conversion charges were $1.4 million in the first nine months of 2020, compared with $70.7 million in the same period in 2019. Merger and conversion charges for both periods principally related to the Fidelity acquisition. Other noninterest expenses increased $31.9 million, or 66.6%, from $47.9 million in the first nine months of 2019 to $79.8 million in the same period of 2020 resulting primarily from an increase of $7.5 million in FDIC insurance, an increase of $4.8 million in legal and other professional fees, an increase of $8.2 million in loan servicing expenses, an increase of $3.1 million in natural disaster and pandemic expenses and an increase in volume in certain areas related to our acquisition of Fidelity and increased production in our lines of business. These increases were partially offset by a decrease of $3.8 million in loss on sale of fixed assets.
Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the nine months ended September 30, 2020, the Company reported income tax expense of $46.5 million, compared with $29.2 million in the same period of 2019. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was 21.7% and 22.6%, respectively. The decrease in the effective tax rate is due to loss carrybacks allowed a result of the recently enacted CARES Act and a reduction in meals and entertainment expenses recognized during 2020 compared with 2019.

Financial Condition as of September 30, 2020

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

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at September 30, 2020, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2020, management determined that $68,000 was attributable to credit impairment and increased the allowance for credit losses accordingly. The remaining $481,000 in unrealized loss was determined to be from factors other than credit.

The following table is a summary of our investment portfolio at the dates indicated.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government sponsored agencies	$17,184	$17,604	$22,246	$22,362
State, county and municipal securities	84,219	87,648	102,952	105,260
Corporate debt securities	51,659	52,141	51,720	52,999
SBA pool securities	62,204	65,116	73,704	73,912
Mortgage-backed securities	855,083	894,927	1,129,816	1,148,870
Total debt securities	$1,070,349	$1,117,436	$1,380,438	$1,403,403

The amounts of securities available for sale in each category as of September 30, 2020 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield (1)
One year or less	$—	—%	$14,694	3.35%	$—	—%
After one year through five years	16,452	1.92	26,506	3.72	14,718	2.72
After five years through ten years	1,152	2.16	28,799	3.86	35,735	5.34
After ten years	—	—	17,649	4.45	1,688	4.40
	$17,604	1.93%	$87,648	3.85%	$52,141	4.57%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)
One year or less	$—	—%	$24	3.41%
After one year through five years	2,015	2.09	42,383	2.76
After five years through ten years	24,014	2.20	278,580	2.73
After ten years	39,087	2.50	573,940	2.17
	$65,116	2.37%	$894,927	2.37%

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

Loans and Allowance for Credit Losses

At September 30, 2020, gross loans outstanding (including loans and loans held for sale) were $16.36 billion, up $1.88 billion from $14.48 billion reported at December 31, 2019. Loans held for sale decreased from $1.66 billion at December 31, 2019 to $1.41 billion at September 30, 2020 primarily due to efficiencies in mortgage deliveries in our mortgage division. Loans increased $2.13 billion, or 16.6%, from $12.82 billion at December 31, 2019 to $14.94 billion at September 30, 2020, driven primarily by $1.10 billion in PPP loans and organic growth.

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

At the end of the third quarter of 2020, the allowance for credit losses on loans totaled $231.9 million, or 1.55% of loans, compared with $38.2 million, or 0.30% of loans, at December 31, 2019. Our nonaccrual loans increased from $75.1 million at December 31, 2019 to $138.2 million at September 30, 2020. The increase in nonaccrual loans is primarily attributable to residential mortgages where deferment has been completed but the borrowers have not yet notified the Company of their intention to either bring their loan current or enter into a long term modification program. Also contributing to the increase in nonaccrual loans is one hotel relationship totaling $18.6 million which migrated to nonaccrual and TDR status during the third quarter of 2020. For the first nine months of 2020, our net charge off ratio as a percentage of average loans increased to 0.17%, compared with 0.10% for the first nine months of 2019. The total provision for credit losses for the first nine months of 2020 was $146.9 million, increasing from $14.1 million recorded for the first nine months of 2019. Our ratio of total nonperforming assets to total assets increased from 0.56% at December 31, 2019 to 0.82% at September 30, 2020.

The following tables present an analysis of the allowance for loan losses as of and for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Balance of allowance for credit losses on loans at beginning of period	$38,189	$28,819
Adjustment to allowance for adoption of ASU 2016-13	78,661	—
Provision charged to operating expense	132,188	14,065
Charge-offs:
Commercial, financial and agricultural	4,687	1,647
Consumer installment	2,781	4,313
Indirect automobile	2,944	965
Premium finance	3,893	3,452
Real estate – construction and development	83	268
Real estate – commercial and farmland	10,220	3,158
Real estate – residential	762	391
Total charge-offs	25,370	14,194

Recoveries:
Commercial, financial and agricultural	1,135	904
Consumer installment	1,273	980
Indirect automobile	1,020	385
Premium finance	2,584	2,396
Real estate – construction and development	692	1,315
Real estate – commercial and farmland	1,010	192
Real estate – residential	542	668
Total recoveries	8,256	6,840
Net charge-offs	17,114	7,354
Balance of allowance for credit losses on loans at end of period	$231,924	$35,530

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2020	September 30, 2019
Allowance for credit losses on loans at end of period	$231,924	$35,530
Net charge-offs for the period	17,114	7,354
Loan balances:
End of period	14,943,593	12,826,284
Average for the period	13,772,102	9,982,560
Net charge-offs as a percentage of average loans (annualized)	0.17%	0.10%
Allowance for credit losses on loans as a percentage of end of period loans	1.55%	0.28%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial, financial and agricultural	$1,879,788	$802,171
Consumer installment	450,810	498,577
Indirect automobile	682,396	1,061,824
Mortgage warehouse	995,942	526,369
Municipal	725,669	564,304
Premium finance	710,890	654,669
Real estate – construction and development	1,628,255	1,549,062
Real estate – commercial and farmland	5,116,252	4,353,039
Real estate – residential	2,753,591	2,808,461
	$14,943,593	$12,818,476
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

Nonaccrual loans totaled $138.2 million at September 30, 2020, an increase of $63.0 million, or 83.9%, from $75.1 million at December 31, 2019. Accruing loans delinquent 90 days or more totaled $7.0 million at September 30, 2020, an increase of $1.2 million, or 21.7%, compared with $5.8 million at December 31, 2019. At September 30, 2020, OREO totaled $18.0 million, a decrease of $1.5 million, or 7.9%, compared with $19.5 million at December 31, 2019. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2020, total non-performing assets as a percent of total assets increased to 0.82% compared with 0.56% at December 31, 2019.

Non-performing assets at September 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans	$138,163	$75,124
Accruing loans delinquent 90 days or more	7,003	5,754
Repossessed assets	258	939
Other real estate owned	17,969	19,500
Total non-performing assets	$163,393	$101,317

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of September 30, 2020 and December 31, 2019, the Company had a balance of $132.9 million and $35.2 million, respectively, in troubled debt restructurings. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at September 30, 2020 and December 31, 2019:

September 30, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$459	12	$1,002
Consumer installment	11	36	22	64
Indirect automobile	481	2,689	49	482
Real estate – construction and development	4	510	5	709
Real estate – commercial and farmland	38	73,763	7	19,942
Real estate – residential	243	28,777	45	4,477
Total	782	$106,234	140	$26,676

December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$516	17	$335
Consumer installment	4	8	27	107
Premium finance	1	156	—	—
Real estate – construction and development	6	936	3	253
Real estate – commercial and farmland	21	6,732	8	2,071
Real estate – residential	197	21,261	40	2,857
Total	234	$29,609	95	$5,623

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2020 and December 31, 2019:

September 30, 2020	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$1,191	7	$270
Consumer installment	16	47	17	53
Indirect automobile	453	2,532	77	639
Real estate – construction and development	5	511	4	707
Real estate – commercial and farmland	41	92,964	4	741
Real estate – residential	250	29,282	38	3,973
Total	775	$126,527	147	$6,383

December 31, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$730	11	$121
Consumer installment	18	58	13	57
Premium finance	1	156	—	—
Real estate – construction and development	8	1,187	1	2
Real estate – commercial and farmland	22	6,437	7	2,366
Real estate – residential	182	19,664	55	4,454
Total	242	$28,232	87	$7,000

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2020 and December 31, 2019:

September 30, 2020	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	18	$2,147	8	$1,255
Forbearance of principal	584	84,570	78	23,482
Forbearance of principal, extended amortization	—	—	1	209
Rate reduction only	69	9,273	4	527
Rate reduction, maturity extension	—	—	2	12
Rate reduction, forbearance of interest	47	3,868	9	398
Rate reduction, forbearance of principal	19	2,434	29	392
Rate reduction, forgiveness of interest	45	3,942	8	400
Rate reduction, forgiveness of principal	—	—	1	1
Total	782	$106,234	140	$26,676

December 31, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	16	$1,860	14	$1,993
Forgiveness of principal	—	—	1	666
Forbearance of principal	27	6,294	10	605
Forbearance of principal, extended amortization	—	—	1	225
Rate reduction only	72	9,887	7	538
Rate reduction, maturity extension	—	—	2	15
Rate reduction, forbearance of interest	49	4,250	19	793
Rate reduction, forbearance of principal	19	3,267	30	264
Rate reduction, forgiveness of interest	51	4,051	10	523
Rate reduction, forgiveness of principal	—	—	1	1
Total	234	$29,609	95	$5,623

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at September 30, 2020 and December 31, 2019:

September 30, 2020	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	5	$267	2	$314
Raw land	6	4,676	6	1,087
Hotel and motel	14	56,089	1	18,572
Office	3	600	—	—
Retail, including strip centers	11	4,775	—	—
1-4 family residential	245	28,893	46	4,980
Church	—	—	1	171
Assisted living facilities	2	7,772	—	—
Automobile/equipment/CD	496	3,162	82	1,549
Livestock	—	—	1	2
Unsecured	—	—	1	1
Total	782	$106,234	140	$26,676

December 31, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$267	2	$442
Raw land	5	869	5	732
Apartments	—	—	—	—
Hotel and motel	2	364	1	241
Office	3	531	1	342
Retail, including strip centers	11	5,520	—	—
1-4 family residential	200	21,404	40	3,232
Church	—	—	1	183
Automobile/equipment/CD	8	498	43	436
Livestock	—	—	1	14
Unsecured	1	156	1	1
Total	234	$29,609	95	$5,623

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

As of September 30, 2020, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2020 and December 31, 2019. The loan categories and concentrations below are based on Federal Reserve Call codes:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,628,255	11%	$1,549,062	12%
Multi-family loans	330,730	2%	297,317	2%
Nonfarm non-residential loans (excluding owner-occupied)	3,150,043	21%	2,358,987	18%
Total CRE Loans (excluding owner-occupied)	5,109,028	34%	4,205,366	33%
All other loan types	9,834,565	66%	8,613,110	67%
Total Loans	$14,943,593	100%	$12,818,476	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of September 30, 2020 and December 31, 2019:

	Internal Limit	Actual
		September 30, 2020	December 31, 2019
Construction and development loans	100%	76%	88%
Total CRE loans (excluding owner-occupied)	300%	237%	238%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At September 30, 2020, the Company’s short-term investments were $494.8 million, compared with $375.6 million at December 31, 2019. At September 30, 2020, the Company had $20.0 million in federal funds sold and $474.8 million was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company had a cash flow hedge that matured September 15, 2020 with a notional amount of $37.1 million at December 31, 2019 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of $187,000 at December 31, 2019. No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

The Company also has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $64.7 million and $7.8 million at September 30, 2020 and December 31, 2019, respectively, and a liability of $6.2 million and $4.5 million at September 30, 2020 and December 31, 2019, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020, the Company announced that its Board of Directors approved the extension of the share repurchase program through October 31, 2021.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2020, $14.3 million, or 358,664 shares of the Company's common stock, had been repurchased under the program.

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

As of September 30, 2020, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.57%	8.48%
Ameris Bank	10.27%	9.73%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.44%	9.90%
Ameris Bank	12.51%	11.36%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.44%	9.90%
Ameris Bank	12.51%	11.36%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	14.65%	12.90%
Ameris Bank	13.94%	12.15%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2020 and December 31, 2019, the net carrying value of the Company’s other borrowings was $875.3 million and $1.40 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Investment securities available for sale to total deposits	6.96%	7.95%	9.77%	10.00%	10.92%
Loans (net of unearned income) to total deposits	93.03%	93.03%	94.58%	91.38%	93.90%
Interest-earning assets to total assets	90.66%	90.51%	89.57%	89.47%	89.27%
Interest-bearing deposits to total deposits	63.21%	64.11%	69.47%	70.06%	70.15%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2020 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Goodwill Impairment Testing

The Company has goodwill at its Banking Division and Premium Finance Division (collectively "the divisions"). The carrying value of goodwill at the Banking Division was $863.5 million and $867.1 million at September 30, 2020 and December 31, 2019, respectively. The carrying value of goodwill at the Premium Finance Division was $64.5 million at both September 30, 2020 and December 31, 2019. The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. At December 31, 2019, the Company performed a qualitative assessment of goodwill at the divisions and determined it was more likely than not that the reporting unit's fair value exceeded its carrying value. The Company performed an interim qualitative assessment at March 31, 2020 considering the decline in the Company's stock price relative to book value and the impact of COVID-19 on the economy and determined that it was more likely than not that the reporting units fair values exceeded their carrying value.

During the second quarter of 2020, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred. Triggering events included sustained decline in the Company's share price, the impact of COVID-19 on the economy and low interest rate environment. The Company performed a quantitative analysis of goodwill at the divisions as of May 31, 2020. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach, and the Company also used a market approach comparing to similar public companies' multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at May 31, 2020. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 11% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 42% higher than its carrying value, and the market approach indicated a fair value approximately 5% higher than its carrying value. Economic conditions and forecasted results through June 30, 2020 were materially consistent with those modeled at May 31, 2020, and therefore, management determined no impairment existed at June 30, 2020.

At September 30, 2020, the Company performed an interim qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values.

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

At December 31, 2019, the Company had one cash flow hedge with a notional amount of $37.1 million for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate. The LIBOR rate swap exchanged fixed rate payments of 4.11% for floating rate payments based on the three-month LIBOR rate and matured September 2020. The fair value of this instrument was a liability of $187,000 at December 31, 2019.

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $64.7 million and $7.8 million at September 30, 2020 and December 31, 2019, respectively, and a liability of $6.2 million and $4.5 million at September 30, 2020 and December 31, 2019, respectively.

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

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2020.

Remediation Plan

Management has been actively engaged during the first nine months of 2020 in implementing remediation plans to address the material weakness. These plans include: (i) additional training for accounting staff performing the reconciliations; (ii) development of more detailed reconciliation procedures to allow for more timely research and resolution of items; (iii) increased personnel in the accounting department to ensure timeliness of clearing reconciling items; and (iv) the review of the system interface to the general ledger such that the number of reconciling items among impacted balance sheet accounts will be reduced.

The Company’s material weakness will not be considered remediated until the remediation plans have been implemented and tested and management concludes these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

On January 1, 2020, the Company adopted ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The Company implemented changes to the policies, processes, and controls over the allowance for credit losses. Many of the controls mirror controls over our prior incurred loss methodology. New controls were implemented over data quality of critical data elements used in the new model, unfunded commitments and reconciliations. Other than the controls related to ASU 2016-13 and remediation efforts as described above, during the quarter ended September 30, 2020, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, except as follows:

The ongoing COVID-19 pandemic and measures intended to prevent the disease's spread have adversely impacted our business, financial condition and results of operations and will likely continue to do so.

The COVID-19 pandemic has caused significant economic dislocation in the United States and an unprecedented slowdown in economic activity, as many state and local governments have intermittently ordered non-essential businesses to close and residents to shelter in place at home. As a result of the pandemic, commercial customers are experiencing varying levels of disruptions or restrictions on their business activity, and consumers are experiencing interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. In response to the COVID-19 outbreak, the Federal Reserve Board reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes declined to historic lows. The federal banking agencies have also encouraged financial institutions to prudently work with affected borrowers and have provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

In addition, the spread of the coronavirus has caused us to modify our business practices, including the implementation of temporary branch and office closures. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Although we have initiated a remote work protocol and restricted business travel in our workforce, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the pandemic, the impact of the pandemic on our business could be exacerbated.

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
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets has declined and may continue to decline, to a greater extent even than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and adversely affecting our net income.

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

As a participating lender in the SBA’s Paycheck Protection Program (“PPP”), the Company is subject to added risks, including credit, fraud and litigation risks, that could adversely impact our financial condition and results of operations.

The Company participated in the PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. A significant amount of our loan growth since December 31, 2019 has been a direct result of PPP loans. However, PPP loan growth will not continue in the absence of further governmental action to extend the program.

As a participant in the PPP, we face increased risks, particularly in terms of credit, fraud and litigation risks. The PPP opened to borrower applications shortly after the enactment of its authorizing legislation, and, as a result, there is some ambiguity in the laws, rules and guidance regarding the program’s operation. Subsequent rounds of legislation and associated agency guidance have not provided needed clarity and in certain instances have potentially created additional inconsistencies and ambiguities. Accordingly, the Company is exposed to risks relating to compliance with PPP requirements.

We have additional credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Also, PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time.

Furthermore, since the launch of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and the Company may be exposed to the risk of litigation, from both customers and non-customers that approached the Company regarding PPP loans, relating to these or other matters. Also many financial institutions throughout the country have been named in putative class actions regarding the alleged nonpayment of fees that may be due to certain agents who facilitated PPP loan applications. The Company is currently named as a defendant in one such agent fee action. The costs and effects of litigation related to PPP participation could be material to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2020 through July 31, 2020(2)	736	$21.70	—	$85,723,412
August 1, 2020 through August 31, 2020	—	$—	—	$85,723,412
September 1, 2020 through September 30, 2020	—	$—	—	$85,723,412
Total	736	$21.70	—	$85,723,412

(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020.  On October 22, 2020, the Company announced that its Board of Directors approved the extension of the share repurchase program through October 31, 2021. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2020, $14.3 million, or 358,664 shares of the Company's common stock, had been repurchased under the new program.
(2)The shares purchased from July 1, 2020 through July 31, 2020 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

1.1	Underwriting agreement dated September 23, 2020, by and between Ameris Bancorp, Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

3.8	Bylaws of Ameris Bancorp, as amended and restated through June 11, 2020 (incorporated by reference to Exhibit 3.8 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

4.1	Third Supplemental Indenture, dated as of September 28, 2020, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

4.2	Form of 3.875% Fixed-to-Floating Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2020	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)