Form 10-K
period 2020-12-31
Ameris Bancorp
filed 2021-02-26
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020, or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                         ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $1.55 billion.
As of February 19, 2021, the registrant had outstanding 69,618,973 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

You should understand that important factors, including, but not limited to, the following, in addition to those described in Part I, Item 1A., “Risk Factors,” and elsewhere in this Annual Report, as well as in the documents which are incorporated by reference into this Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), could cause actual results to differ materially from those expressed in such forward-looking statements:

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

•the failure of assumptions and estimates underlying the establishment of reserves for possible credit losses and other estimates and valuations;

•changes in technology or products that may be more difficult, costly or less effective than anticipated;

•uncertainty from the expected discontinuation of the London Inter-Bank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward a new interest rate benchmark;

•the effects of hurricanes, floods, tornados or other natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises or other catastrophic events beyond our control, including, without limitation, the novel coronavirus ("COVID-19"); and

•adverse effects due to COVID-19 on us, including our business, financial position, liquidity and results of operations, and on our customers, employees and business partners.

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

ITEM 1. BUSINESS
OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida and South Carolina. The Company’s executive office is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305, our telephone number is (404) 639-6500 and our internet address is www.amerisbank.com. We operate 164 full-service domestic banking offices. We do not operate in any foreign countries. At December 31, 2020, we had approximately $20.44 billion in total assets, $15.65 billion in total loans, $16.96 billion in total deposits and $2.65 billion of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Ameris Bank

Our principal subsidiary is the Bank, which is headquartered in Atlanta, Georgia and operates branches primarily concentrated in select markets in Georgia, Alabama, Florida, and South Carolina. These branches serve distinct communities in our business areas with autonomy but do so as one bank, leveraging our favorable geographic footprint in an effort to acquire more customers.

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

Our most recent acquisitions include the following:
•Fidelity Southern Corporation ("Fidelity"), in July 2019, which added $4.0 billion in deposits;
•Hamilton State Bancshares, Inc. ("Hamilton"), in June 2018, which added $1.6 billion in deposits;
•Atlantic Coast Financial Corporation ("Atlantic"), in May 2018, which added $585.2 million in deposits; and
•Jacksonville Bancorp, Inc. ("JAXB"), in March 2016, which added $401.4 million in deposits.

In addition, in January 2018, the Company completed its acquisition of US Premium Finance Holding Company ("USPF"), a provider of commercial insurance premium finance loans.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime loans. In addition, the Company does not regularly buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Less than 1% of the Company’s loan portfolio was loan participations purchased at December 31, 2020.

At December 31, 2020, our loan portfolio totaled approximately $15.65 billion, representing approximately 76.6% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Commercial and Industrial Loans. Generally, commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies, municipalities and other industries. These loans are made for acquisition, expansion and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment, personal guarantees or other assets. The Company monitors these loans by requesting submission of corporate and personal financial statements and income tax returns. The Company has also generated loans which are guaranteed by the U.S. Small Business Administration (the “SBA”). SBA loans are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. Periodically, a portion of the loans that are secured by the guaranty of the SBA will be sold in the secondary market. Management believes that making such loans helps the local community and also provides Ameris with a source of income and solid future lending relationships as such businesses grow and prosper. During 2020, the Company participated in the SBA's Paycheck Protection Program (the "PPP"), a temporary product under the SBA's 7(a) loan program created under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. During 2016, the Bank purchased a pool of commercial insurance premium finance loans made to borrowers throughout the United States and began a division to originate, administer and service these types of loans.

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

On September 28, 2020, the Company completed the public offering and sale of $110.0 million in aggregate principal amount of its 3.875% Fixed-To-Floating Rate Subordinated Notes due 2030. The subordinated notes were sold to the public at par. The subordinated notes will mature on October 1, 2030 and through September 30, 2025 will bear a fixed rate of interest of 3.875% per annum. Beginning October 1, 2025, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 3.753%.

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

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $124.3 million as of December 31, 2020. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

The Company also enters into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

Use of Derivatives

The Company seeks to provide stable net interest income despite changes in interest rates. In its review of interest rate risk, the Company considers the use of derivatives to protect interest income on loans or to create a structure in institutional borrowings that limits the Company’s cost. During 2019 and through its maturity in September 2020, the Company had an interest rate swap with a notional amount of $37.1 million for the purpose of converting from a variable to a fixed interest rate on certain junior subordinated debentures on the Company’s balance sheet. The interest rate swap, which was classified as a cash flow hedge, was indexed to 90-day LIBOR.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in the value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $51.8 million and $7.8 million at December 31, 2020 and 2019, respectively, and a derivative liability of approximately $16.4 million and $4.5 million at December 31, 2020 and 2019, respectively.

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

HUMAN CAPITAL

At Ameris, we consider our teammates to be our greatest strength. At December 31, 2020, the Company employed 2,671 full-time-equivalent employees, primarily located in our core markets of Georgia, Alabama, Florida and South Carolina.

We take pride in listening to our employees, welcoming unique perspectives, supporting personal and professional growth and developing natural strengths. For example, each year the Company administers an employee engagement survey to gather meaningful insights and data, which is used as we continue to make improvements at Ameris and build upon our strong culture. The input obtained from these surveys helps the Company’s Board of Directors and executive officers to execute on initiatives such as the Ameris Bank Foundation, leadership training and diversity and inclusion initiatives. Our 2020 employee engagement survey revealed that, among other things, 92% of respondents feel that they can make a difference in the success of the Company and 96% of respondents have a clear understanding of what is expected of them in their position.

Effective and frequent communication is critical to supporting our growing culture and teammate needs and is carried out through regular e-newsletters, executive announcements and bulletins, which provide access to information regarding Company news, alerts and updates, as well as educational opportunities and programs.

Support and Benefits

Providing employees with meaningful, competitive and supportive benefits to care for their lives and families is a top priority for the Company. We’re proud to offer a comprehensive benefits package that includes medical, dental, vision and life insurance, paid time-off, 401(k) profit-sharing plan participation and an employee stock purchase plan. The Company’s 401(k) plan matches 50% of each employee’s elective deferral amount, up to the first 6% of the contribution.

The Company’s benefits programs also include access to a network of nearby providers with options for either in-person care or virtual visits at any time. Our behavioral health benefit offers support for such issues as alcohol and drug use recovery, medication management, coping with grief and loss, and depression, anxiety and stress management.

Personal and Professional Growth

At Ameris, our leaders develop action plans and provide mentorship to help employees reach their aspirations. Our teammates are encouraged to share their goals and dreams, and we take pride in offering professional growth opportunities through our robust learning and development initiatives.

Mentorship at all levels is encouraged throughout our organization, as it supports our culture of learning and commitment to our teammates, new ideas and leadership development. Mentor Ameris is the Bank’s formal mentorship program, whereby annually, high potential colleagues are identified as mentees and paired with a selected mentor at the Bank. The program is a nine-month commitment that is designed to encourage a lifelong mentee-mentor relationship.

Launched at the end of 2020, our Leadership Development Program is a self-paced, three-tiered program available to all employees, with coursework specific to leading self, leading others and leading leaders. We believe that effective and meaningful leadership development will further elevate the Company and support us in continuing to attract and retain top talent.

The development of our employees’ skills and knowledge is critical to the success of the Company. Our educational assistance program, which provides for reimbursement of certain education expenses up to $5,250, encourages personal development through formal education, such as a degree, licensing or certification, so that teammates can maintain and improve their skills or knowledge related to their current job or foreseeable-future position at Ameris. The importance of having career development discussions and guidance with employees is shared and reinforced during manager training sessions as well, as the Company recognizes these discussions are critical to establishing pathways for career growth.

Diversity and Inclusion

Diversity, equity and inclusion represent an integral part of our strategic vision at Ameris. The Company is committed to fostering an equitable work environment that seeks to ensure fair treatment, equality of opportunity, and fairness in access to information and resources for all employees. We believe this is only possible in an environment built on respect and equal dignity, and we believe inclusion builds a culture of belonging by actively inviting the contribution and participation of all people.

As part of that commitment, the Bank appointed its first Diversity and Inclusion Officer in 2020 and established a Diversity Task Force comprised of a diverse group of 13 teammates from across the Company. This group is dedicated to cultivating an environment that supports our strategy to engage, recruit, develop, retain and advance a diverse team of talent, inclusively and equitably. Leaders from this group have established employee resource groups which are meant to bring teammates together from across the Company and offer strong networking opportunities and a forum to listen and to discuss and sponsor programs, activities and empowering resources that foster diversity and inclusion education and awareness. Employee resource groups currently include women in banking, LGBTQIA+, veterans, BIPOC (Black, Indigenous and People of Color), multigenerational, caregivers and mindfulness-mental health.

As of December 31, 2020, females represent 69% of the Company’s employee population, and minorities represent 29%. In addition, females represent 43% of the Company’s senior management staff, consisting of Vice Presidents and above, and minorities represent 14%.

SUPERVISION AND REGULATION

General

We are extensively regulated, supervised and examined under federal and state law. Generally, these laws and regulations are intended to protect our Bank’s depositors, the FDIC’s Deposit Insurance Fund (the “DIF”) and the broader banking system, and not our shareholders. These laws and regulations cover all aspects of our business, including lending and collection practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, and transactions with affiliates. Such laws and regulations directly and indirectly affect key drivers of our profitability, including, for example, capital and liquidity, product offerings, risk management and costs of compliance. In addition, changes to these laws and regulations, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations promulgated thereunder, have had, and may continue to have, a significant impact on our business, results of operations and financial condition. As a result, the extensive laws and regulations to which we are subject and with which we must comply significantly impact our earnings, results of operations, financial condition and competitive position.

Set forth below is a summary of certain provisions of key federal and state laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects.

Supervision and Examination Authorities

As a bank holding company and financial holding company, Ameris is subject to regulation, supervision and enforcement by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Our Bank has a Georgia state charter and is subject to regulation, supervision and enforcement by the Georgia Department of Banking and Finance (the “GDBF”). In addition, as a state non-member bank, the Bank is subject to regulation, supervision and enforcement by the FDIC as the Bank’s primary federal regulator. The Federal Reserve, the FDIC and the GDBF regularly examine the operations of the Company and the Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

In addition, the Consumer Financial Protection Bureau supervises the Bank with respect to consumer protection laws and regulations.

Federal Law Restrictions on the Company’s Activities and Investments

As a registered bank holding company, we are subject to regulation under the Bank Holding Company Act (the “BHCA”) and to the supervision, examination and reporting requirements of the Federal Reserve.

The BHCA and its implementing regulations prohibit bank holding companies from engaging in certain transactions without the prior approval of the Federal Reserve, including (i) acquiring direct or indirect control of more than 5% of the voting shares of any bank or bank holding company, (ii) acquiring all or substantially all of the assets of any bank and (iii) merging or consolidating with any other bank holding company. In determining whether to approve such a transaction, the Federal Reserve is required to consider a variety of factors, including the competitive impact of the transaction; the financial condition, managerial resources and future prospects of the bank holding companies and banks involved; the convenience and needs of the communities to be served, including the applicant’s record of performance under the Community Reinvestment Act; and the effectiveness of the parties in combating money laundering activities. The Bank Merger Act imposes similar review and approval requirements in connection with acquisitions and mergers involving banks. Additionally, under the Change in Bank Control Act and the BHCA, a person or company that acquires control of a bank holding company or bank must obtain the non-objection or approval of the Federal Reserve in advance of the acquisition. For a publicly-traded bank holding company such as Ameris, control for purposes of the Change in Bank Control Act is presumed to exist if the acquirer will have 10% or more of any class of the company’s voting securities.

The BHCA generally prohibits a bank holding company and its subsidiaries from engaging in, or acquiring control of a company engaged in, activities other than managing or controlling banks, activities that the Federal Reserve has determined to be closely related to banking and certain other permissible nonbanking activities. However, a bank holding company that is qualified and has elected to be a financial holding company may engage in, or acquire control of a company engaged in, an expanded set of financial activities. Effective August 24, 2000, Ameris has elected to be a financial holding company. As such, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies, provided that we and the Bank continue to meet certain regulatory standards and comply with applicable regulatory notice requirements. If we or the Bank ceased to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank received a rating of less than Satisfactory under the Community Reinvestment Act, our ability to conduct these broader financial activities would be limited.

A provision of the BHCA known as the Volcker Rule limits our and the Bank’s ability to engage in proprietary trading (i.e., engaging as principal in any purchase or sale of one or more financial instruments) or to acquire or retain as principal any ownership interest in or sponsor a covered fund, including private equity and hedge funds.

Source of Strength

As a bank holding company, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.

Payment of Dividends and Other Restrictions

Ameris is a legal entity separate and distinct from its subsidiaries. The principal source of our cash revenues is dividends from the Bank. Federal and state law limit the Bank’s ability to pay dividends to Ameris.

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the bank’s Tier 1 capital (plus allowance for loan losses); (ii) the aggregate amount of dividends declared or anticipated to be declared by the bank in the calendar year exceeds 50% of its net profits for the previous calendar year; or (iii) the ratio of the bank’s Tier 1 capital to adjusted total assets is less than 6%. As of December 31, 2020, there was approximately $142.1 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

Under federal law, the ability of an insured depository institution such as the Bank to pay dividends or other distributions is restricted or prohibited if (i) the institution would fail to satisfy the regulatory capital conservation buffer requirement following the distribution, (ii) the distribution would cause the institution to become undercapitalized or (iii) the institution is in default of its payment of deposit insurance assessments to the FDIC. In addition, the FDIC has the authority to prohibit the Bank from engaging in an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice in conducting the Bank’s business.

As a bank holding company, dividends paid by Ameris to its shareholders are subject to federal law limitations. The Federal Reserve has adopted the policy that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover the cash dividends and that the company’s rate of earning retention is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, a bank holding company is required to consult with or notify the Federal Reserve prior to purchasing or redeeming its outstanding equity securities in certain circumstances, including if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. A bank holding company that is well-capitalized, well-managed and not the subject of any unresolved supervisory issues is exempt from this notice requirement.

Capital Adequacy

Bank holding companies and banks are required to maintain minimum regulatory capital ratios imposed under both federal and state law. The Federal Reserve and the FDIC, the primary regulators of Ameris and the Bank, respectively, have adopted substantially similar regulatory capital frameworks, which use both risk-based and leverage-based measures of capital adequacy. Under these frameworks, Ameris and the Bank must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8% and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. Ameris and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

Under the capital rules, common equity Tier 1 capital generally includes certain common stock instruments (plus any related surplus), retained earnings and certain minority interests in consolidated subsidiaries (subject to certain limitations). Additional

Tier 1 capital generally includes noncumulative perpetual preferred stock (plus any related surplus) and certain minority interests in consolidated subsidiaries (subject to certain limitations). Tier 2 capital generally includes certain subordinated debt (plus related surplus), certain minority interests in consolidated subsidiaries (subject to certain limitations) and a portion of the allowance for credit losses (“ACL”). Common equity tier 1 capital, additional Tier 1 capital and Tier 2 capital are each subject to various regulatory deductions and adjustments. In general, the risk-based capital standards are designed to make regulatory capital requirements sensitive to differences in risk profile by risk weighting assets and off-balance-sheet exposures based on risk categories.

Failure to meet these capital requirements could subject Ameris and the Bank to a variety of enforcement actions, including the issuance of a capital directive, the termination of deposit insurance by the FDIC and certain other restrictions on our business.

In addition, under the FDIC’s “prompt corrective action” framework, the FDIC may impose various restrictions, including limitations on growth and the payment of dividends, if the Bank becomes undercapitalized. Under this framework, the Bank is considered to be “well capitalized” if it has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater, and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure.

The Federal Deposit Insurance Act prohibits an insured bank from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited) unless it is “well-capitalized,” or is “adequately capitalized” and has received a waiver from the FDIC. A bank that is “adequately capitalized” and that accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is “well-capitalized.”

At December 31, 2020, the Company exceeded its minimum capital requirements, inclusive of the capital conservation buffer, on a consolidated basis with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.14%, 11.14% and 15.27% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 8.99%. At December 31, 2020, the Bank exceeded its minimum capital requirements, inclusive of the capital conservation buffer, with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.87%, 12.87% and 14.19% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 10.39%, and was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. On March 27, 2020, the CARES Act was signed into law and includes a provision that permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020 that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. Ameris and the Bank have elected to defer the regulatory capital effects of CECL in accordance with the interim final rule and not to apply the deferral of CECL available under the CARES Act. As a result, the effects of CECL on Ameris’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the March 31, 2020 interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of a banking organization’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in its allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

Transactions with Affiliates and Insiders, Tying Arrangements and Lending Limits

The Bank is subject to certain restrictions in its dealings with Ameris and its affiliates. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank typically is any company or entity that controls or is under common control with the bank, including the bank’s parent holding company and non-bank subsidiaries of that holding company. Some but not all subsidiaries of a bank may be exempt from the definition of an affiliate. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of a loan to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate and several other types of transactions. Extensions of credit to an affiliate usually must be over-collateralized.

Under section 22 of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation O, restrictions also apply to extensions of credit by a bank to its executive officers, directors, principal shareholders, and their related interests, and to similar individuals at the holding company or affiliates. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit to these insiders also require the approval of the bank’s board of directors. Additionally, the Federal Deposit Insurance Act and Georgia law limit asset sales and purchases between a bank and its insiders.

Under anti-tying rules of federal law, a bank may not extend credit, lease, sell property or furnish any service or fix or vary the consideration for them on the condition that (i) the customer obtain or provide some additional credit, property or service from or to the bank or its holding company or their subsidiaries (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or (ii) the customer not obtain some other credit, property or service from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The federal banking agencies have, however, allowed banks to offer combined-balance products and otherwise to offer more favorable terms if a customer obtains two or more traditional bank products. The law authorizes the Federal Reserve to grant additional exceptions by regulation or order.

Under Georgia law, a state bank is generally prohibited from making loans, having obligations or having credit exposure as a counterparty in a derivative transaction to any one borrower in an amount exceeding 15% of the bank’s statutory capital base, or 25% of the bank’s statutory capital base if the entire amount is secured by good collateral or other ample security (as defined by law).

Reserves

Pursuant to regulations of the Federal Reserve, an insured depository institution must maintain reserves against its transaction accounts. Because required reserves generally must be maintained in the form of vault cash, with a pass-through correspondent bank, or in the institution’s account at a Federal Reserve Bank, the effect of the reserve requirement may be to reduce the amount of an institution’s assets available for lending or investment. During 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced all reserve requirement ratios to zero. The Federal Reserve indicated that it may adjust reserve requirement ratios in the future if conditions warrant.

FDIC Insurance Assessments

The Bank’s deposits are insured to the maximum extent permitted by the DIF. The Bank is required to pay quarterly premiums, known as assessments, for this deposit insurance coverage. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. The Bank’s regular assessments are determined within a range of base assessment rates based in part on the Bank’s CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2%. Under the current methodology, the Bank’s assessment rates are based on an initial base assessment rate of 3 to 30 cents per $100 of insured deposits, subject to certain adjustments, and may range from 1.5 to 40 cents after applying adjustments.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if the FDIC determines after a hearing that the institution has engaged or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. Management is not aware of any existing circumstances that would result in termination of the Bank’s deposit insurance.

Branching

The Bank has branch offices in Alabama, Florida, Georgia and South Carolina. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, so long as the acquirer satisfies certain conditions, including that it is “well capitalized” and “well managed.” Furthermore, a “well capitalized” and “well managed” bank with its main office in one state is generally authorized to merge with a bank with its main office in another state, subject to certain deposit-percentage limitations, aging requirements and other restrictions. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. The agencies periodically examine the CRA performance of each of the institutions for which they are the primary federal regulator and assign one of four ratings: Outstanding; Satisfactory; Needs to Improve; or Substantial Noncompliance. In order for an insured depository institution and its parent holding company to take advantage of certain regulatory benefits, such as expedited processing of applications and the ability of the holding company to engage in new financial activities, the insured depository institution must maintain a rating of Outstanding or Satisfactory. An institution’s size and business strategy determines the type of examination that it will receive. The FDIC evaluates the Bank as a large, retail-oriented institution and applies performance-based lending, investment and service tests. In its most recent CRA evaluation, as of August 26, 2019, the Bank was rated Satisfactory under the CRA.

Debit Interchange Fee Limitations

Under the Durbin Amendment to the Dodd-Frank Act and the Federal Reserve’s implementing regulations, the debit card interchange fee that the Bank charges merchants must be reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is capped at the sum of $0.21 plus five basis points of the transaction value for many types of debit interchange transactions. The Bank may also recover $0.01 per transaction for fraud prevention purposes if it complies with certain fraud-related requirements. The Federal Reserve also has established rules governing routing and exclusivity that require debit card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Consumer Protection Laws

The Bank is subject to a number of federal and state laws designed to protect customers and promote lending to various sectors of the economy and population. These consumer protection laws apply to a broad range of our activities and to various aspects of our business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Fair Debt Collection Practices Act, as well as their state law counterparts. At the federal level, most consumer financial protection laws are administered by the Consumer Financial Protection Bureau (the “CFPB”), which supervises the Bank. Among other things, the CFPB has promulgated many mortgage-related rules, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States, and have imposed significant compliance obligations and costs on mortgage lenders, including the Bank.

Violations of applicable consumer protection laws can result in significant potential liability, including actual damages, restitution and injunctive relief, from litigation brought by customers, state attorneys general and other plaintiffs, as well as enforcement actions by banking regulators and reputational harm.

Financial Privacy and Cybersecurity

Under the Gramm-Leach-Bliley Act, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Gramm-Leach-Bliley Act also provides that, with certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The federal banking agencies pay close attention to the cybersecurity practices of banks, and the agencies include review of an institution’s information technology and its ability to thwart cyberattacks in their examinations. An institution’s failure to have adequate cybersecurity safeguards in place can result in supervisory criticism, monetary penalties and reputational harm.

Anti-Money Laundering and Sanctions Compliance

The Bank Secrecy Act, the USA PATRIOT Act of 2001 and other federal laws and regulations require financial institutions, among other things, to institute and maintain an effective anti-money laundering (“AML”) program. Under these laws and regulations, the Bank is required to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. In addition, the Bank is required to develop and implement a comprehensive AML compliance program, as well as have in place appropriate “know your customer” policies and procedures.

The federal Financial Crimes Enforcement Network of the Department of the Treasury, in addition to other bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, in addition to the U.S. Department of Justice, the CFPB, the Drug Enforcement Administration and the Internal Revenue Service. Violations of AML requirements can also lead to criminal penalties. In addition, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions.

The Office of Foreign Assets Control (“OFAC”) is responsible for administering economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, as defined by various Executive Orders and in various pieces of legislation. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts. If we or the Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.
We and the Bank maintain policies, procedures and other internal controls designed to comply with these AML requirements and sanctions programs.

Federal Home Loan Bank System

Our Company has a correspondent relationship with the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of banking institutions. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB and subject to the oversight of the Federal Housing Finance Agency. All advances from an FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

The FHLB of Atlanta offers certain services to our Company, such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coin and currency, providing security and safekeeping of funds or other valuable items, and furnishing limited management information and advice. As compensation for these services, our Company maintains certain balances with the FHLB of Atlanta in interest-bearing accounts.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan-to-value ratio limitations on real estate loans. Our Company’s loan policies establish limits on loan-to-value ratios that are equal to or less than those established in such regulations.

Commercial Real Estate Concentrations

Under guidance issued by the federal banking regulators, a financial institution will be considered to have a significant commercial real estate (“CRE”) concentration risk, and will be subject to enhanced supervisory expectations to manage that risk, if (i) total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital or (ii) total CRE loans represent 300% or more of the institution’s total capital and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.

As of December 31, 2020, our C&D concentration as a percentage of capital totaled 74.2% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 240.8%.

Relief Measures Under the CARES Act

Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the COVID-19 pandemic, including the enactment on March 27, 2020 of the CARES Act, which, among other things, established various initiatives to protect individuals, businesses and local economies in an effort to lessen the impact of the pandemic on consumers and businesses. These initiatives included the PPP, relief with respect to troubled debt restructurings (“TDRs”), mortgage forbearance and extended unemployment benefits. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of these relief provisions in certain respects.

The PPP permitted small businesses, sole proprietorships, independent contractors and self-employed individuals to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The CARES Act appropriated $349 billion to fund the PPP, and Congress appropriated an additional $320 billion to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. Additionally, the Consolidated Appropriations Act, 2021 appropriated a further $284 billion to the PPP and permitted certain PPP borrowers to make “second draw” loans. From April to August 2020, we accepted PPP applications and originated loans to qualified small businesses under this program. Consistent with the terms of the PPP, these loans carry an interest rate of 1% and are 100% guaranteed by the SBA. The substantial majority of the Company’s PPP loans have a term of two years. The Company’s participation in this program could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation.

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms or delays in payment that are insignificant. Throughout 2020, we have granted loan modifications to our customers in the form of maturity extensions, payment deferrals and forbearance.

The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers. For example, provisions of the CARES Act require mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrower experiences financial hardship due to the COVID-19 pandemic.

Further, in response to the COVID-19 pandemic, the Federal Reserve has established a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020. The expiration of these facilities could have adverse effects on the U.S. economy and ultimately on our business.

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

The COVID-19 pandemic has caused, and may continue to cause, significant economic dislocation in the United States and an unprecedented slowdown in economic activity, as many state and local governments have intermittently ordered non-essential businesses to close and residents to shelter in place at home. As a result of the pandemic, commercial customers are experiencing varying levels of disruptions or restrictions on their business activity, and consumers are experiencing interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. In response to the COVID-19 pandemic, the Federal Reserve reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year Treasury notes declined to historic lows. The federal banking agencies have also issued guidance encouraging financial institutions to prudently work with affected borrowers and providing relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Pursuant to such guidance and related provisions of the CARES Act, we are not treating certain COVID-19-related loan modifications as TDRs. Additional information on COVID-19 Modifications can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies" under the caption, "Guidance on Non-TDR Loan Modifications due to COVID-19," and "Note 4. Loans and Allowance for Credit Losses" under the caption, "COVID-19 Deferrals."

In addition, the spread of the coronavirus has caused us to modify our business practices, including the implementation of temporary branch and office closures. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Although we have initiated a remote work protocol and restricted business travel in our workforce, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the pandemic, the impact of the pandemic on our business could be exacerbated. Further, increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and our employees may be more susceptible to phishing and social engineering attempts in the remote environment. Our technological resources also may become strained due to the number of remote users.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, and the establishment of emergency liquidity facilities by the Federal Reserve, but there can be no assurance that such steps will continue, be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 pandemic and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the COVID-19 pandemic, its severity, including a resurgence or additional wave of the coronavirus, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine becomes widely available.

As the result, we could be subject to any of the following risks, among others, any of which have had, or could be expected to have or continue to have, an adverse effect on our business, financial condition and results of operations:

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
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•as the result of the decline in the Federal Reserve’s target federal funds rate, the yield on our assets has declined and may continue to decline, to a greater extent even than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and adversely affecting our net income.

Our results of operations have been adversely affected by the factors described above. For example, through December 31 2020, these factors resulted in or may have contributed to over 11,000 temporary loan modifications, totaling approximately $2.4 billion, or 18% of our total loans. As of December 31, 2020, 1,395 loans totaling $332.8 million, or 2.3% of the Company’s loan portfolio, were still in deferment.

Although the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, or the pace of recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and the prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods and may heighten many of our other known risks described herein.

Our revenues are highly correlated to market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2020, net interest income made up 58.8% of our revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

At present our one-year interest rate sensitivity position is asset sensitive, such that a gradual increase in interest rates during the next twelve months should have a positive impact on net interest income during that period. However, as with most financial institutions, our results of operations are affected by changes in interest rates and our ability to manage this risk. The difference between interest rates charged on interest-earning assets and interest rates paid on interest-bearing liabilities may be affected by changes in market interest rates, changes in relationships between interest rate indices, and changes in the relationships between long-term and short-term market interest rates. In addition, the mix of assets and liabilities could change as varying levels of market interest rates might present our customer base with more attractive options.

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

As a participating lender in the SBA’s PPP, the Company is subject to added risks, including credit, compliance, fraud and litigation risks.

Beginning in April 2020 the Company began processing loan applications under the PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients, many of whom may face difficulties even after being granted such a loan. A significant amount of our loan growth since December 31, 2019 has been a direct result of PPP loans. However, continued PPP loan growth depends on both continued governmental support for the program and continued demand for PPP loans from eligible borrowers.

As a participant in the PPP, we face increased risks, particularly in terms of credit, fraud and litigation risks. The PPP opened to borrower applications shortly after the enactment of its authorizing legislation, and, as a result, there is some ambiguity in the laws, rules and guidance regarding the program’s operation. While subsequent rounds of legislation and associated agency guidance have provided some needed clarity, inconsistencies and ambiguities remain. Accordingly, the Company is exposed to risks relating to compliance with PPP requirements, including the risk of becoming the subject of governmental investigations, enforcement actions and private litigation as well as the risk of negative publicity related to participation in the program.

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

Furthermore, since the launch of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and the Company may be exposed to the risk of litigation, from both customers and non-customers that approached the Company regarding PPP loans, relating to these or other matters. The costs and effects of litigation related to PPP participation could have an adverse effect on our business, financial condition and results of operations.

Legislation and regulatory proposals enacted in response to market and economic conditions may materially adversely affect our business and results of operations.

The banking industry is heavily regulated. We are subject to examinations, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities. Banking regulations are primarily intended to protect the broader banking system, the FDIC’s Deposit Insurance Fund and depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.

In addition, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, or by regulatory agencies, that may impact the Company or the Bank. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change the operating environment of Ameris in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

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

Generally, we must receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on the competition, financial condition and future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including both institutions’ CRA performance history), and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may also be required to sell banks or branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefits of any acquisition.

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

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve. The Federal Reserve administers monetary policy by setting target interest rates that it attempts to effect, primarily through open market dealings in United States government securities. The Federal Reserve also may specifically target banking institutions through the discount rate at which banks may borrow from the Federal Reserve Banks and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Ameris cannot be known at this time, but could adversely affect our results of operations.

Fiscal policy, the other principal tool of the federal government to oversee the national economy is largely in the hands of Congress through its authority to make taxation and budget decisions, subject to Presidential approval. These decisions may have a significant impact on the economic sectors in which we operate and could adversely affect our results of operations.

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

In 2014, a committee of private-market derivative participants and their regulators, the Alternative Reference Rate Committee (“ARRC”), was convened by the Federal Reserve to identify an alternative reference interest rate to replace LIBOR. In June 2017, the ARRC announced the Secured Overnight Funding Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In April 2018, the Federal Reserve Bank of New York began to publish SOFR rates on a daily basis. In 2019, the ARRC finalized draft language for adjustable rate debt product contracts to provide for the transition from LIBOR to SOFR rates. The language is voluntary and would apply only to new contracts. The Federal Reserve Bank of New York has published SOFR “term rates” daily since early 2020.

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including Ameris and the Bank. Our commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of December 31, 2020, Ameris had approximately $2.51 billion of loans and derivatives with a notional value of $19.7 million indexed to LIBOR. In addition, we had approximately $304.4 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of December 31, 2020. We had $88.8 million of investment securities indexed to LIBOR as of December 31, 2020. Our financial instruments and products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

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

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets could result in significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products and services, which could have a material adverse effect on our business, financial condition or results of operations. In addition, our industry continues to experience well-publicized attacks or breaches affecting others in our industry that have heightened concern by consumers generally about the security of using credit and debit cards, which have caused some consumers, including our customers, to use our credit and debit cards less in favor of alternative methods of payment and has led to increased regulatory focus on, and potentially new regulations relating to, these methods. Further cyberattacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of our cards, increased costs and regulatory penalties, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyberattacks or other breaches, our brand and reputation could be affected, which could also have a material adverse effect on our business, financial condition or results of operations.

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

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Natural disasters such as hurricanes, tropical storms, floods, wildfires, extreme weather conditions and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, pandemics and other public health crises, and other catastrophic events could adversely affect our business operations and those of our customers, counterparties and service providers, and cause substantial damage and loss to real and personal property, including damage to or destruction of mortgaged properties or our own banking facilities and offices. Natural disasters, geopolitical events, public health crises and other catastrophic events, or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, including mortgaged properties, result in an increase in the amount of our non-performing loans and a higher level of non-performing assets, including real estate owned, net charge-offs and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as an outbreak of a contagious disease), natural disaster, war, act of terrorism, accident or other reason.

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

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2020, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $124.3 million and other subordinated notes payable with a carrying value of $376.2 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305. The Company occupies approximately 19,200 square feet at this location plus an additional 90,800 square feet used for a branch location and support services for banking operations, including credit, marketing and operational support. The Company also leases approximately 38,000 square feet in Jacksonville, Florida used for additional corporate support services. Inclusive of the branch at its headquarters, Ameris operates 164 office or branch locations. Of the 164 branch locations, 136 are owned and 28 are subject to either building or ground leases. Ameris also operates 33 mortgage and loan production offices, all of which are subject to building leases. At December 31, 2020, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

ITEM 3. LEGAL PROCEEDINGS

Disclosure concerning legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 21. Commitments and Contingent Liabilities" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is listed on Nasdaq under the symbol “ABCB”. As of February 19, 2021, there were approximately 3,073 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

The amount of and nature of any dividends declared on our Common Stock will be determined by our Board of Directors in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Repurchases of Common Stock

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2020 through October 31, 2020	—	$—	—	$85,723,412
November 1, 2020 through November 30, 2020(2)	183	$35.04	—	$85,723,412
December 1, 2020 through December 31, 2020	—	$—	—	$85,723,412
Total	183	$35.04	—	$85,723,412

(1)     On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020, the Company announced that its Board of Directors approved the extension of the share repurchase program through October 31, 2021. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of December 31, 2020, $14.3 million, or 358,664 shares of the Company's common stock, had been repurchased under the new program.
(2)    The shares purchased from November 1, 2020 through November 30, 2020 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of SNL U.S. Bank NASDAQ Stocks for the five-year period commencing December 31, 2015, and ending December 31, 2020. This line graph assumes an investment of $100 on December 31, 2015, and reinvestment of dividends and other distributions to shareholders.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Ameris Bancorp
NASDAQ Stock Market (US Companies)
SNL U.S. Bank NASDAQ

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Ameris Bancorp	100.00	129.38	144.24	95.64	130.11	119.19
NASDAQ Stock Market (US Companies)	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ	100.00	138.65	145.97	123.04	154.47	132.56
Source: S&P Global Market Intelligence

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information for Ameris. The data set forth below is derived from the audited consolidated financial statements of Ameris. Acquisitions, including the acquisition of JAXB in 2016, the acquisitions of USPF, Atlantic and Hamilton in 2018, and the acquisition of Fidelity in 2019, as well as the December 2016 purchase of a pool of commercial insurance premium finance loans and the establishment of a division to originate loans of this type, significantly affected the comparability of selected financial data. Specifically, since the acquisitions were accounted for using the acquisition method of accounting, the assets of the acquired institutions were recorded at their fair values, the excess purchase price over the net fair value of the assets was recorded as goodwill and the results of operations for the business have been included in the Company’s results since the respective dates these acquisitions were completed. Accordingly, the level of our assets and liabilities and our results of operations for these acquisitions have significantly affected the Company’s financial position and results of operations. Discussion of these acquisitions can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2. Business Combinations.” The selected financial data should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Year Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Selected Balance Sheet Data:
Total assets	$20,438,638	$18,242,579	$11,443,515	$7,856,203	$6,892,031
Earning assets	18,573,871	16,321,373	10,348,393	7,288,285	6,293,670
Loans held for sale	1,167,659	1,656,711	111,298	197,442	105,924
Loans	14,480,925	12,818,476	8,511,914	6,046,355	5,264,326
Investment securities	982,879	1,403,403	1,192,423	810,873	822,735
Total deposits	16,957,823	14,027,073	9,649,313	6,625,845	5,575,163
FDIC loss-share payable including clawback	—	19,642	19,487	8,803	6,313
Shareholders’ equity	2,647,088	2,469,582	1,456,347	804,479	646,437

Selected Average Balances:
Total assets	$19,240,493	$14,621,185	$9,744,001	$7,330,974	$6,166,714
Earning assets	17,370,354	13,128,229	8,861,205	6,759,509	5,598,077
Loans held for sale	1,497,051	667,078	140,273	113,657	97,995
Loans	14,018,582	10,666,978	7,426,531	5,643,960	4,524,710
Investment securities	1,289,800	1,400,440	1,036,822	861,189	842,886
Total deposits	15,197,427	11,702,441	7,862,988	5,845,430	5,200,241
Shareholders’ equity	2,531,419	1,970,780	1,178,275	770,296	613,435

Selected Income Statement Data:
Interest income	$726,503	$636,394	$413,326	$294,347	$239,065
Interest expense	88,750	131,228	69,934	34,222	19,694
Net interest income	637,753	505,166	343,392	260,125	219,371

Provision for credit losses	145,380	19,758	16,667	8,364	4,091
Noninterest income	446,500	198,113	118,412	104,457	105,801
Noninterest expense	598,629	471,937	293,647	231,936	215,835
Income before income taxes	340,244	211,584	151,490	124,282	105,246
Income tax expense	78,256	50,143	30,463	50,734	33,146
Net income	$261,988	$161,441	$121,027	$73,548	$72,100

	Year Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Per Share Data
Net income – basic	$3.78	$2.76	$2.81	$2.00	$2.10
Net income – diluted	3.77	2.75	2.80	1.98	2.08
Common book value	38.06	35.53	30.66	21.59	18.51
Tangible book value	23.69	20.81	18.83	17.86	14.42
Common dividends – cash	0.60	0.50	0.40	0.40	0.30

Profitability Ratios
Net income to average total assets	1.36%	1.10%	1.24%	1.00%	1.17%
Net income to average common shareholders’ equity	10.35	8.19	10.27	9.55	11.75
Net interest margin	3.70	3.88	3.92	3.95	3.99
Efficiency ratio	55.21	67.11	63.59	63.62	66.38

Loan Quality Ratios
Net charge-offs to average loans	0.31%	0.10%	0.18%	0.12%	0.03%
Allowance for credit losses on loans to total loans	1.38	0.30	0.34	0.43	0.45
Nonperforming assets to total loans and OREO	0.67	0.79	0.74	0.88	1.22

Liquidity Ratios
Loans to total deposits	85.39%	91.38%	88.21%	91.25%	94.42%
Average loans to average earnings assets	80.70	81.25	83.81	83.50	80.83
Noninterest-bearing deposits to total deposits	36.27	29.94	26.12	26.82	28.22

Capital Adequacy Ratios
Shareholders’ equity to total assets	12.95%	13.54%	12.73%	10.24%	9.38%
Common stock dividend payout ratio	15.87	18.12	14.23	20.00	14.29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2020, the Company reported net income of $262.0 million, or $3.77 per diluted share, compared with $161.4 million, or $2.75 per diluted share, in 2019. The Company’s net income as a percentage of average assets for 2020 and 2019 was 1.36% and 1.10%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 10.35% and 8.19%, respectively. Reported net income for the year ended December 31, 2019 includes $73.1 million in merger and conversion charges, primarily related to the acquisition of Fidelity.

Highlights of the Company’s performance in 2020 include the following:
•Growth in adjusted net earnings1 of $77.6 million, representing a 34.8% increase over 2019
•Organic growth in loans of $1.66 billion, or 13.0% (and $834.8 million, or 6.5% exclusive of PPP loans)
•Adjusted return on average assets1 of 1.56%, compared with 1.52% in 2019
•Adjusted return on average tangible common equity1 of 19.77%, compared with 18.74% in 2019
•Net interest margin of 3.70% during 2020, down 18 basis points from 2019 amid challenging interest rate environment
•Growth in tangible book value per share1 of 13.8%, from $20.81 at the end of 2019 to $23.69 at the end of 2020
•Improvement in deposit mix with noninterest bearing deposits representing 36.3% of total deposits at the end of 2020
•Increase in total revenue of 54.2% to $1.08 billion
•Annualized net charge-offs of 0.31% of average total loans
•Continued management of nonperforming assets, down 8 basis points to 0.48% of total assets compared with 2019
______________________________________________________________________________________________________
1 A reconciliation of Non-GAAP financial measures can be found in following table.

Adjusted Net Income Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2020	2019
Net income available to common shareholders	$261,988	$161,441

Adjustment items:
Merger and conversion charges	1,391	73,105
Restructuring charge	1,513	245
Servicing right impairment	40,067	507
Expenses related to SEC and DOJ investigation	3,058	463
Natural disaster and pandemic expenses (Note 1)	3,296	(39)
Gain on BOLI proceeds	(948)	(3,583)
Loss on sale of premises	624	6,021
Tax effect of adjustment items (Note 2)	(10,488)	(16,065)
After-tax adjustment items	38,513	60,654
Tax expense attributable to merger related compensation and acquired BOLI	—	849
Adjusted net income	$300,501	$222,944

Average assets	$19,240,493	$14,621,185
Reported return on average assets	1.36%	1.10%
Adjusted return on average assets	1.56%	1.52%

Average common equity	$2,531,419	$1,970,780
Average tangible common equity	$1,520,303	$1,189,493
Reported return on average common equity	10.35%	8.19%
Adjusted return on average tangible common equity	19.77%	18.74%

Total shareholders' equity	$2,647,088	$2,469,582
Less:
Goodwill	928,005	931,637
Other intangibles, net	71,974	91,586
Total tangible shareholders' equity	$1,647,109	$1,446,359

Period end number of shares	69,541,481	69,503,833
Book value per share	$38.06	$35.53
Tangible book value per share	$23.69	$20.81

Note 1: Pandemic charges include "thank you" pay for certain employees, additional sanitizing expenses at our locations, protective equipment for our employees and branch locations, and additional equipment required to support our remote workforce.
Note 2: A portion of the merger and conversion charges for both periods are nondeductible for tax purposes.

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

Allowance for Credit Losses

We believe the allowance for credit losses ("ACL") is a critical accounting policy that requires significant judgments and estimates used in the preparation of our consolidated financial statements. The ACL is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from financial assets measured at amortized cost to present the net amount expected to be collected on those assets. Management uses a systematic methodology to determine its ACL for loans and certain off-balance-sheet credit exposures. Management considers relevant information including past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion.

Loans which share common risk characteristics are pooled for the purposes of determining the ACL. Management uses the discounted cash flow method, the vintage method, the PD×LGD method and a qualitative approach in measuring the ACL for pooled loans. Loans which do not share common risk characteristics are evaluated on an individual basis. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The expected credit losses may also be calculated, in the alternative, as the amount by which the amortized cost basis of the loan exceeds the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell.

Management believes that the ACL is adequate. While management uses available information to recognize expected losses on loans, future additions to the ACL may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s ACL. Such agencies may require the Company to recognize additions to the ACL based on their judgments about information available to them at the time of their examination.

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. Loans which have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by our assessment are considered purchased credit deteriorated ("PCD") loans. At acquisition, the expected credit loss of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and amortized cost basis as of the acquisition date of the PCD loan. Subsequent to the acquisition date, the change in the allowance for credit losses on PCD loans is recognized through provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis.

Prior to the adoption of CECL, on the date of acquisition, when loans had evidence of credit deterioration since origination and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments ("purchased credit impaired loans"), the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition was referred to as the nonaccretable difference. The Company estimated expected cash flows at each reporting date. Subsequent decreases to the expected cash flows would generally result in a provision for credit losses. Subsequent increases in cash flows resulted in a reversal of the provision for credit losses to the extent of prior charges and adjusted accretable yield which would have a positive impact on future interest income. In accordance with the transition requirements within the CECL standard, the Company's purchased credit impaired loans were treated as PCD loans upon adoption.

Income Taxes

As required by GAAP, we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 14, “Income Taxes,” in the notes to consolidated financial statements for additional details.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for credit losses and gains on FDIC-assisted transactions, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

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

NET INCOME AND EARNINGS PER SHARE

The Company’s net income during 2020 was $262.0 million, or $3.77 per diluted share, compared with $161.4 million, or $2.75 per diluted share, in 2019, and $121.0 million, or $2.80 per diluted share, in 2018.

For the fourth quarter of 2020, the Company recorded net income of $94.3 million, or $1.36 per diluted share, compared with $61.2 million, or $0.88 per diluted share, for the quarter ended December 31, 2019, and $43.5 million, or $0.91 per diluted share, for the quarter ended December 31, 2018.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $17.37 billion in 2020, compared with approximately $13.13 billion in 2019. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks and time deposits in other banks	$564,921	$1,886	0.33%	$393,733	$8,815	2.24%	$257,579	$5,211	2.02%
Investment securities	1,289,800	33,875	2.63	1,400,440	40,889	2.92	1,036,822	30,145	2.91
Loans held for sale	1,497,051	47,760	3.19	667,078	25,003	3.75	140,273	5,709	4.07
Loans	14,018,582	648,137	4.62	10,666,978	566,037	5.31	7,426,531	376,349	5.07
Total interest-earning assets	17,370,354	731,658	4.21	13,128,229	640,744	4.88	8,861,205	417,414	4.71
Noninterest-earning assets	1,870,139			1,492,956			882,796
Total assets	$19,240,493			$14,621,185			$9,744,001

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$7,584,732	$25,744	0.34%	$5,641,123	$53,048	0.94%	$4,032,178	$26,594	0.66%
Time deposits	2,385,296	33,323	1.40	2,696,533	49,485	1.84	1,666,639	22,460	1.35
Federal funds purchased and securities sold under agreements to repurchase	12,115	82	0.68	14,043	86	0.61	15,692	23	0.15
FHLB advances	849,546	7,701	0.91	483,735	10,044	2.08	421,891	8,153	1.93
Other borrowings	297,023	15,191	5.11	186,798	11,127	5.96	113,496	6,856	6.04
Subordinated deferrable interest debentures	124,632	6,709	5.38	110,129	7,438	6.75	87,444	5,848	6.69
Total interest-bearing liabilities	11,253,344	88,750	0.79	9,132,361	131,228	1.44	6,337,340	69,934	1.10
Noninterest-bearing demand deposits	5,227,399			3,364,785			2,164,171
Other liabilities	228,331			153,259			64,215
Shareholders' equity	2,531,419			1,970,780			1,178,275
Total liabilities and shareholders’ equity	$19,240,493			$14,621,185			$9,744,001
Interest rate spread			3.42%			3.44%			3.61%
Net interest income		$642,908			$509,516			$347,480
Net interest margin			3.70%			3.88%			3.92%

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

2020 compared with 2019. For the year ended December 31, 2020, interest income was $726.5 million, an increase of $90.1 million, or 14.2%, compared with the same period in 2019. Average earning assets increased $4.24 billion, or 32.3%, to $17.37 billion for the year ended December 31, 2020, compared with $13.13 billion for 2019. Yield on average earning assets on a taxable equivalent basis decreased during 2020 to 4.21%, compared with 4.88% for the year ended December 31, 2019. Average yields on all interest-earning asset categories decreased from 2019 to 2020 as market interest rates declined.

Interest expense on deposits and other borrowings for the year ended December 31, 2020 was $88.8 million, a decrease of $42.5 million, or 32.4%, compared with $131.2 million for the year ended December 31, 2019. During 2020 average interest-bearing liabilities were $11.25 billion as compared with $9.13 billion for 2019, an increase of $2.12 billion, or 23.2%. During 2020, average noninterest-bearing deposit accounts were $5.23 billion and comprised 34.4% of average total deposits, compared with $3.36 billion, or 28.8% of average total deposits, during 2019. Average balances of time deposits amounted to $2.39 billion and comprised 15.7% of average total deposits during 2020, compared with $2.70 billion, or 23.0% of average total deposits, during 2019.

On a taxable-equivalent basis, net interest income for 2020 was $642.9 million, compared with $509.5 million in 2019, an increase of $133.4 million, or 26.2%. The Company’s net interest margin, on a tax equivalent basis, decreased 18 basis points to 3.70% for the year ended December 31, 2020, compared with 3.88% for the year ended December 31, 2019. Accretion income for 2020 increased to $27.4 million, compared with $19.9 million for 2019.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2020 and 2019 are shown in the following table:

	2020 vs. 2019			2019 vs. 2018
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on federal funds sold, interest-bearing deposits in banks and time deposits in other banks	$(6,929)	$(10,762)	$3,833	$3,604	$850	$2,754
Interest on investment securities	(7,014)	(3,784)	(3,230)	10,744	172	10,572
Interest on loans held for sale	22,757	(8,352)	31,109	19,294	(2,147)	21,441
Interest and fees on loans	82,100	(95,751)	177,851	189,688	25,474	164,214
Total interest income	90,914	(118,649)	209,563	223,330	24,349	198,981
Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(27,304)	(45,581)	18,277	26,454	15,842	10,612
Interest on time deposits	(16,162)	(10,450)	(5,712)	27,025	13,146	13,879
Interest on federal funds purchased and securities sold under agreements to repurchase	(4)	8	(12)	63	65	(2)
Interest on FHLB advances	(2,343)	(9,938)	7,595	1,891	696	1,195
Interest on other borrowings	4,064	(2,502)	6,566	4,271	(157)	4,428
Interest on trust preferred securities	(729)	(1,709)	980	1,590	73	1,517
Total interest expense	(42,478)	(70,172)	27,694	61,294	29,665	31,629
Net interest income	$133,392	$(48,477)	$181,869	$162,036	$(5,316)	$167,352

Provision for Credit Losses

The Company's provision for credit losses on loans during 2020 amounted to $125.5 million, compared with $19.8 million for 2019 and $16.7 million for 2018. On January 1, 2020, the Company adopted CECL and measured its allowance for credit losses on loans in 2020 using an expected loss model while 2019 and 2018 were measured under the incurred loss method. The increased provision for 2020 was primarily attributable to declines in forecast economic conditions resulting from the COVID-19 pandemic and organic loan growth. The Company also added additional qualitative factors on its construction and development, residential real estate, commercial real estate and hotel portfolios based principally on risk rating migrations, level of deferrals in the portfolio, expected collateral values and model risk uncertainty. Net charge-offs in 2020 were 0.31% of average loans, compared with 0.10% in 2019 and 0.18% in 2018. The Company sold selected hotel loans during the fourth quarter of 2020 totaling $87.5 million which resulted in charge-offs of $17.2 million. Excluding the impact of the hotel sale, net charge-offs for 2020 would have been 0.18% of average loans.

At December 31, 2020, non-performing assets amounted to $97.2 million, or 0.48% of total assets, compared with $101.3 million, or 0.56% of total assets, at December 31, 2019. Other real estate was approximately $11.9 million as of December 31, 2020, reflecting a 39.1% decrease from the $19.5 million reported at December 31, 2019.

The Company’s allowance for credit losses on loans at December 31, 2020 was $199.4 million, or 1.38% of loans compared with $38.2 million, or 0.30%, and $28.8 million, or 0.34%, at December 31, 2019 and 2018, respectively. The increase in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2019 was primarily attributable to the adoption impact of CECL which increased the allowance for credit losses on loans $78.7 million and the provision recorded during 2020.

The Company's provision for unfunded commitments during 2020 amounted to $19.1 million, compared with no such provision for 2019 and 2018. Subsequent to the adoption of CECL, the allowance for unfunded commitments on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The Company recorded provision for other credit losses during 2020 totaling $830,000, compared with no such provision for 2019 and 2018.

Noninterest Income

Following is a comparison of noninterest income for 2020, 2019 and 2018.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Service charges on deposit accounts	$44,145	$50,792	$46,128
Mortgage banking activities	374,077	119,409	53,654
Other service charges, commissions and fees	3,914	3,566	2,971
Net gain (loss) on securities	5	138	(37)
Gain on sale of SBA loans	7,226	6,058	2,728
Other noninterest income	17,133	18,150	12,968
	$446,500	$198,113	$118,412

2020 compared with 2019. Total noninterest income in 2020 was $446.5 million, compared with $198.1 million in 2019, reflecting an increase of 125.4%, or $248.4 million.

Service charges on deposit accounts decreased by $6.6 million, or 13.1%, to $44.1 million during 2020 compared with 2019. This decrease was primarily attributable to a decline in volume of NSF income which declined $3.8 million compared with 2019. Also contributing to the decrease in service charge revenue was the full year impact of the Durbin Amendment which was effective for the Company beginning in the third quarter of 2019.

Other service charges, commission and fees increased by $348,000 to $3.9 million during 2020, an increase of 9.8% compared with 2019 due primarily to an increase in ATM fees.

Income from mortgage banking activities increased $254.7 million, or 213.3%, to $374.1 million during 2020 compared with 2019. This increase was a result of the full year impact of the Fidelity acquisition and additional growth from the low interest rate environment during 2020. Total production in the retail mortgage division increased to $9.8 billion for 2020, compared with $4.3 billion for 2019, while gain on sale spreads increased in 2020 to 3.79% from 2.75% in 2019. The increase in gain on sale spread is primarily related to improved pricing in the industry amid record production levels in the current low interest rate environment. Noninterest income from the Company's warehouse lending division increased $1.9 million to $3.9 million for 2020 compared with $2.0 million for 2019.

Gain on sale of SBA loans increased by $1.2 million, or 19.3%, to $7.2 million during 2020 compared with 2019, while loans sold were approximately flat at $89.0 million during 2020 compared with 2019.

Other noninterest income decreased by $1.0 million, or 5.6%, to $17.1 million during 2020 compared with 2019. This decrease was primarily due to a reduction in gain on BOLI proceeds of $2.6 million, partially offset by increases in BOLI income and trust services income of $770,000 and $1.7 million, respectively. Non-mortgage loan servicing income decreased $1.1 million in 2020 primarily due to increased amortization and impairment in the current low interest rate environment.

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

Other service charges, commission and fees increased by $595,000 to $3.6 million during 2019, an increase of 20.0% compared with 2018 due primarily to an increase in ATM fees.

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

Other noninterest income increased by $5.2 million, or 40.0%, to $18.2 million during 2019 compared with 2018. This increase was primarily due to a $2.5 million increase in loan servicing income and a $3.6 million gain on BOLI proceeds due to the unfortunate death of a former officer of Fidelity. Additionally, check order fees, merchant fee income, trust services activities income and income from bank owned life insurance were higher in 2019. These increases were partially offset by $4.5 million in other income recorded during 2018 to reflect a decrease in the USPF acquisition contingent consideration expected to be paid.

Noninterest Expense

Following is a comparison of noninterest expense for 2020, 2019 and 2018.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Salaries and employee benefits	$360,278	$223,938	$149,132
Occupancy and equipment	52,349	40,596	29,131
Advertising and marketing	8,046	7,927	5,571
Amortization of intangible assets	19,612	17,713	9,512
Data processing and communications expenses	46,017	38,513	30,385
Legal and other professional fees	15,972	10,634	6,386
Credit resolution-related expenses	5,106	4,082	4,016
Merger and conversion charges	1,391	73,105	20,499
FDIC insurance	14,078	1,945	3,408
Other noninterest expenses	75,780	53,484	35,607
	$598,629	$471,937	$293,647

2020 compared with 2019. Total noninterest expense increased $126.7 million, or 26.8%, in 2020 to $598.6 million from $471.9 million in 2019. Total noninterest expense for 2020 include approximately $1.4 million in merger-related charges, $624,000 in losses on sale of bank premises, $1.5 million in restructuring charges, $3.3 million in natural disaster and pandemic expenses charges, and $3.1 million in expenses related to the previously announced SEC and DOJ investigation. Total noninterest expense for 2019 include approximately $73.1 million in merger-related charges, $6.0 million in losses on sale of bank premises, $245,000 in restructuring charges, ($39,000) in natural disaster and pandemic expenses charges, and $463,000 in expenses related to the previously announced SEC and DOJ investigation. Excluding these amounts, expenses in 2020 increased by $196.6 million, or 50.1%, compared with 2019 levels.

Salaries and benefits increased $136.3 million, or 60.9%, from $223.9 million in 2019 to $360.3 million in 2020. This increase was primarily attributable to an increase in variable pay resulting from increased production levels in our retail mortgage division. Salaries and benefits in our mortgage division increased $102.3 million, or 124.0%, to $184.8 million in 2020. Also contributing to the increase in salaries and benefits expense was the full year impact of the Fidelity acquisition which closed at the beginning of the third quarter of 2019. Full time equivalent employees decreased from 2,722 at December 31, 2019 to 2,671 at December 31, 2020.

Occupancy costs increased $11.8 million, or 29.0%, from $40.6 million in 2019 to $52.3 million in 2020 due primarily to 62 branch locations being added during 2019 as a result of the Fidelity acquisition, partially offset by branch closures related to previously announced branch consolidations. Also contributing to the increase was approximately $2.1 million in lease termination expense related to locations closed as part of efficiency initiatives.

Amortization of intangible assets increased $1.9 million, or 10.7%, to $19.6 million for 2020 compared with $17.7 million for 2019 due to additional amortization of intangible assets recorded as part of the Fidelity acquisition.

Data processing and telecommunications expenses increased $7.5 million, or 19.5%, to $46.0 million for 2020 compared with $38.5 million for 2019. This increase reflects increased core banking system charges due to an increase in the number of accounts being processed by our core banking system as a result of the Fidelity acquisition and a volume related increase related to elevated production levels in our retail mortgage division.

Legal and other professional fees increased $5.3 million, or 50.2%, from $10.6 million in 2019 to $16.0 million in 2020, primarily due to an increase of $2.6 million related to the previously announced SEC and DOJ investigation.

Merger and conversion charges were $1.4 million in 2020, a decrease of $71.7 million, or 98.1%, compared with $73.1 million recorded for 2019. Merger and conversion charges for both 2020 and 2019 were primarily related to the acquisition of Fidelity.

Other noninterest expense increased $22.3 million, or 41.7%, to $75.8 million in 2020 from $53.5 million in 2019, resulting primarily from increases in loan servicing expense, natural disaster and pandemic charges, insurance expense, and tax and license expenses, partially offset by decreases in loss on fixed assets, deposit charge-offs and travel related expenses. Also contributing to the increase was an increase in variable expenses related to our elevated mortgage production.

2019 compared with 2018. Total noninterest expense increased $178.3 million, or 60.7%, in 2019 to $471.9 million from $293.6 million in 2018. Total noninterest expense for 2019 include approximately $73.1 million in merger-related charges, $6.0 million in losses on sale of bank premises, $245,000 in restructuring charges, ($39,000) in natural disaster and pandemic expenses, and $463,000 in expenses related to the previously announced SEC and DOJ investigation. Total noninterest expense for 2018 includes approximately $20.5 million in merger-related charges, $8.4 million in executive retirement benefits, $983,000 in restructuring charges, $882,000 in natural disaster and pandemic expenses and $1.0 million in losses on sale of bank premises. Excluding these amounts, expenses in 2019 increased by $130.3 million, or 49.8%, compared with 2018 levels.

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

Income Taxes

Income tax expense is influenced by statutory federal and state tax rates, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2020, the Company recorded income tax expense of approximately $78.3 million, compared with $50.1 million recorded in 2019 and $30.5 million recorded in 2018. The Company’s effective tax rate was 23.0%, 23.7% and 20.1% for the years ended December 31, 2020, 2019 and 2018, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2020, approximately 67.0% of our loan portfolio was secured by real estate, compared with 68.0% at December 31, 2019 and 70.2% at December 31, 2018.

The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial, financial and agricultural	$1,627,477	$802,171	$680,720	$431,470	$324,120
Consumer installment	306,995	498,577	482,559	327,430	114,055
Indirect automobile	580,083	1,061,824	—	—	—
Mortgage warehouse	916,353	526,369	360,922	235,300	194,486
Municipal	659,403	564,304	597,945	522,880	385,697
Premium finance	687,841	654,669	410,381	482,536	353,858
Real estate - construction and development	1,606,710	1,549,062	899,097	690,108	444,413
Real estate - commercial and farmland	5,300,006	4,353,039	3,152,388	2,003,685	1,982,573
Real estate - residential	2,796,057	2,808,461	1,927,902	1,352,946	1,465,124
Loans, net of unearned income	$14,480,925	$12,818,476	$8,511,914	$6,046,355	$5,264,326

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $40.0 million for construction loans and $50.0 million for term loans with stabilized cash flows, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2020 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial, financial and agricultural	$63,559	3.13%	24	2.70%	—%
Mortgage warehouse	908,315	3.13%	3	—	—%
Municipal	57,635	2.37%	138	—	—%
Real estate - construction and development	212,406	3.25%	29	—	—%
Real estate - commercial and farmland	387,412	3.81%	70	—	—%
Real estate - residential	143	4.00%	60	—	—%
Total	$1,629,470	3.34%	35	0.11%	—%

Total loans as of December 31, 2020, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total
Commercial, financial and agricultural	$165,316	$1,286,868	$175,293	$1,627,477
Consumer installment	32,093	91,994	182,908	306,995
Indirect automobile	20,356	527,676	32,051	580,083
Mortgage warehouse	916,353	—	—	916,353
Municipal	15,162	61,146	583,095	659,403
Premium finance	682,216	5,625	—	687,841
Real estate - construction and development	582,231	732,937	291,542	1,606,710
Real estate - commercial and farmland	530,667	2,330,539	2,438,800	5,300,006
Real estate - residential	73,585	208,911	2,513,561	2,796,057
	$3,017,979	$5,245,696	$6,217,250	$14,480,925

Total loans which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2020
Predetermined interest rates	$8,392,113
Floating or adjustable interest rates	3,070,833
$11,462,946

Assets Covered by Loss-Sharing Agreements with the FDIC

Included in loans above are loans that were acquired in FDIC-assisted transactions that were previously covered by the loss-sharing agreements with the FDIC (“covered loans”). The Company terminated its remaining loss-sharing agreements with the FDIC in December 2020 and, therefore, no assets were covered at December 31, 2020. At December 31, 2019, covered loans totaled $30.3 million. OREO that was covered by the loss-sharing agreements with the FDIC totaled $36,000 at December 31, 2019. The loss-sharing agreements were subject to the servicing procedures as specified in the agreements with the FDIC. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value at the respective acquisition dates. The net FDIC loss-share payable reported at December 31, 2019 was $19.6 million which included the clawback liability of $20.4 million the Bank expected to pay to the FDIC.

Covered loans are shown below according to loan type as of the end of the years shown (in thousands).

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial, financial and agricultural	$—	$15	$577	$140	$794
Real estate – construction and development	—	140	730	195	2,992
Real estate – commercial and farmland	—	28	74	107	12,917
Real estate – residential	—	29,937	36,618	29,604	41,389
Consumer installment	—	204	97	107	68
Total covered loans	$—	$30,324	$38,096	$30,153	$58,160

ALLOWANCE AND PROVISION FOR CREDIT LOSSES

The allowance for credit losses ("ACL") represents an allowance for expected losses over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications unless the Company reasonably expects to execute a troubled debt restructuring with a borrower. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

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

Expected credit losses are reflected in the ACL through a charge to credit loss expense. When the Company deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

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

Prior to the adoption of CECL on January 1, 2020, the allowance for credit losses represented a reserve for probable incurred losses in the loan portfolio. The adequacy of the allowance for credit losses was evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believed might be potentially impaired or warrant additional attention. We segregated our loan portfolio by type of loan and utilized this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent loan reviewers and regulatory authorities, we further segregated our loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. Certain reviewed loans were assigned specific allowances when a review of relevant data determines that a general allocation is not sufficient or when the review affords management the opportunity to fine tune the amount of exposure in a given credit. In establishing allowances, management considered historical loan loss experience but adjusted this data with a significant emphasis on data such as current loan quality trends, current economic conditions and other factors in the markets where the Bank operates. Factors considered included, among others, current valuations of real estate in our markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events, such as major plant closings.

The following table sets forth the breakdown of the allowance for credit losses on loans by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$7,359	11%	$4,567	6%	$2,352	8%	$2,693	7%	$1,451	6%
Consumer installment	4,076	2	3,784	4	3,795	6	1,926	5	878	2
Indirect automobile	1,929	4	—	8	—	—	—	—	—	—
Mortgage warehouse	3,666	6	640	4	640	4	640	4	642	4
Municipal	791	5	484	4	509	7	519	9	381	7
Premium finance	3,879	5	2,550	5	1,426	5	819	8	360	7
Real estate – construction and development	45,304	11	5,995	12	4,210	11	4,743	11	3,142	8
Real estate – commercial and farmland	88,894	37	9,666	35	9,659	36	8,408	34	8,047	38
Real estate - residential	43,524	19	10,503	22	6,228	23	6,043	22	9,019	28
Total	$199,422	100%	$38,189	100%	$28,819	100%	$25,791	100%	$23,920	100%

The following table provides an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs for the years ended December 31, 2020, 2019, 2018, 2017, and 2016.

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance of allowance for credit losses on loans at beginning of period	$38,189	$28,819	$25,791	$23,920	$21,062
Adjustment to allowance for adoption of ASU 2016-13	78,661	—	—	—	—
Provision charged to operating expense	125,488	19,758	16,667	8,364	4,091
Charge-offs:
Commercial, financial and agricultural	10,647	3,460	1,908	2,829	1,547
Consumer installment	5,642	5,899	4,414	1,676	409
Indirect automobile	3,602	1,904	—	—	—
Mortgage warehouse	—	—	—	—	640
Municipal	—	—	—	—	—
Premium finance	6,133	4,351	12,467	1,172	—
Real estate – construction and development	83	414	731	253	1,109
Real estate – commercial and farmland	27,504	3,342	356	1,374	1,280
Real estate - residential	853	491	1,255	3,163	1,342
Total charge-offs	54,464	19,861	21,131	10,467	6,327
Recoveries:
Commercial, financial and agricultural	1,889	1,838	1,684	644	1,145
Consumer Installment	1,753	1,620	815	265	330
Indirect Automobile	1,657	445	—	—	—
Mortgage Warehouse	—	—	—	—	—
Municipal	—	—	—	—	—
Premium Finance	3,189	2,754	2,821	914	—
Real estate – construction and development	817	1,745	712	465	686
Real estate – commercial and farmland	1,449	332	752	1,087	1,754
Real estate - residential	794	739	708	599	1,179
Total recoveries	11,548	9,473	7,492	3,974	5,094
Net charge-offs	42,916	10,388	13,639	6,493	1,233
Balance of allowance for credit losses on loans at end of period	$199,422	$38,189	$28,819	$25,791	$23,920

The following table provides an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment.

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses on loans at end of period	$199,422	$38,189	$28,819	$25,791	$23,920
Net charge-offs (recoveries) for the period	42,916	10,388	13,639	6,493	1,233
Loan balances:
End of period	14,480,925	12,818,476	8,511,914	6,046,355	5,264,326
Average for the period	14,018,582	10,666,978	7,426,531	5,643,960	4,524,710
Net charge-offs as a percentage of average loans	0.31%	0.10%	0.18%	0.12%	0.03%
Allowance for credit losses on loans as a percentage of end of period loans	1.38%	0.30%	0.34%	0.43%	0.45%

At December 31, 2020, the allowance for credit losses on loans totaled $199.4 million, or 1.38% of loans, compared with $38.2 million, or 0.30% of loans, at December 31, 2019. The increase in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2019 was primarily attributable to the adoption impact of CECL which increased the allowance for credit losses on loans $78.7 million and the provision recorded during 2020. For the year ended December 31, 2020, our net charge off ratio as a percentage of average loans increased to 0.31%, compared with 0.10% for the year ended December 31, 2019. This increase was primarily a result of the sale of certain hotel loans totaling $87.5 million during the fourth quarter of 2020 which resulted in charge offs of $17.2 million. The hotel loans sold were selected based on a number of factors, including the level of relationship with the borrower, tier of hotel brand underlying the property and market conditions in the area.

The provision for credit losses on loans for the year ended December 31, 2020 increased to $125.5 million, compared with $19.8 million for the year ended December 31, 2019. This increase primarily resulted from a decline in forecast economic conditions compared with the forecast at the adoption of CECL and organic loan growth during 2020. As of December 31, 2020 our ratio of nonperforming assets to total assets had decreased slightly to 0.48% from 0.56% at December 31, 2019.
NONPERFORMING LOANS

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is reversed against interest income. Interest on loans that are classified as nonaccrual is recognized when received. Past due loans are placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms. The following table presents an analysis of loans accounted for on a nonaccrual basis and loans contractually past due 90 days or more as to interest or principal payments and still accruing.

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Commercial, financial and agricultural	$9,836	$9,236	$2,611	$2,120	$2,505
Consumer installment	709	831	1,015	531	609
Indirect automobile	2,831	1,746	—	—	—
Premium finance	—	600	—	—	—
Real estate - construction and development	5,407	1,988	7,011	3,692	3,159
Real estate - commercial and farmland	18,517	23,797	10,187	8,350	18,930
Real estate - residential	39,157	36,926	21,234	14,937	15,877
Total	$76,457	$75,124	$42,058	$29,630	$41,080
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	$8,326	$5,754	$4,222	$5,991	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2020 and 2019, the Company had a balance of $85.0 million and $35.2 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. Further information on these loans is set forth under the heading "COVID-19 Deferrals" below. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and non-accrual at December 31, 2020 and 2019.

As of December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate - construction and development	4	506	5	707
Real estate - commercial and farmland	28	36,707	7	1,401
Real estate - residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$516	17	$335
Consumer installment	4	8	27	107
Premium finance	1	156	—	—
Real estate - construction and development	6	936	3	253
Real estate - commercial and farmland	21	6,732	8	2,071
Real estate - residential	197	21,261	40	2,857
Total	234	$29,609	95	$5,623

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2020 and 2019.

As of December 31, 2020	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$532	9	$839
Consumer installment	12	33	18	55
Indirect automobile	411	2,138	77	600
Real estate - construction and development	5	507	4	706
Real estate - commercial and farmland	29	36,512	6	1,595
Real estate - residential	249	35,348	49	6,123
Total	717	$75,070	163	$9,918

As of December 31, 2019	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$730	11	$121
Consumer installment	18	58	13	57
Premium finance	1	156	—	—
Real estate - construction and development	8	1,187	1	2
Real estate - commercial and farmland	22	6,437	7	2,366
Real estate - residential	182	19,664	55	4,454
Total	242	$28,232	87	$7,000

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at December 31, 2020 and 2019.

As of December 31, 2020	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	1	$73	—	$—
Forbearance of interest	19	2,255	7	1,044
Forbearance of principal	563	58,131	72	3,372
Forbearance of principal, extended amortization	—	—	1	204
Rate reduction only	66	8,893	4	525
Rate reduction, maturity extension	—	—	1	5
Rate reduction, forbearance of interest	41	3,472	9	389
Rate reduction, forbearance of principal	21	2,609	25	193
Rate reduction, forgiveness of interest	41	3,410	8	412
Rate reduction, forgiveness of principal	—	—	1	1
Total	752	$78,843	128	$6,145

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forbearance of interest	16	$1,860	14	$1,993
Forgiveness of principal	—	—	1	666
Forbearance of principal	27	6,294	10	605
Forbearance of principal, extended amortization	—	—	1	225
Rate reduction only	72	9,887	7	538
Rate reduction, maturity extension	—	—	2	15
Rate reduction, forbearance of interest	49	4,250	19	793
Rate reduction, forbearance of principal	19	3,267	30	264
Rate reduction, forgiveness of interest	51	4,051	10	523
Rate reduction, forgiveness of principal	—	—	1	1
Total	234	$29,609	95	$5,623

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at December 31, 2020 and 2019.

As of December 31, 2020	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$248	2	$305
Raw land	5	4,611	7	1,135
Hotel and motel	4	22,372	—	—
Office	6	1,281	—	—
Retail, including strip centers	13	8,627	—	—
1-4 family residential	266	38,913	35	3,170
Church	—	—	1	166
Automobile/equipment/CD	454	2,791	82	1,368
Unsecured	—	—	1	1
Total	752	$78,843	128	$6,145

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$267	2	$442
Raw land	5	869	5	732
Hotel and motel	2	364	1	241
Office	3	531	1	342
Retail, including strip centers	11	5,520	—	—
1-4 family residential	200	21,404	40	3,232
Church	—	—	1	183
Automobile/equipment/CD	8	498	43	436
Livestock	—	—	1	14
Unsecured	1	156	1	1
Total	234	$29,609	95	$5,623

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has begun providing payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of December 31, 2020, $332.8 million in loans remained in payment deferral under the COVID-19 pandemic Disaster Relief Program.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$12,471	0.8%
Consumer installment	1,418	0.5%
Indirect automobile	8,936	1.5%
Real estate – construction and development	11,049	0.7%
Real estate – commercial and farmland	179,183	3.4%
Real estate – residential	119,722	4.3%
	$332,779	2.3%

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

In July 2017, the Financial Conduct Authority, which is the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. While the ARRC recommended SOFR as the preferred alternative to LIBOR, the federal banking agencies issued a statement in November 2020 reiterating that the use of SOFR is voluntary and they are not endorsing a specific replacement rate. Rather, the agencies recognized that each institution's funding model is different and it is appropriate to select suitable replacement rates for LIBOR that are most appropriate given their specific circumstances. The Company has material contracts that are indexed to LIBOR, which include certain financial instruments within investment securities, loans, other borrowings, subordinated deferrable interest debentures and derivative financial instruments. Company management is monitoring this development in the financial markets and is evaluating the related risks. The Company has established a working committee with representatives from relevant functional areas to inventory the contracts and accounts that are tied to LIBOR and develop a transition plan for the affected items.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2020, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2020
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$1,913,957	$—	$—	$—	$1,913,957
Time deposits in other banks	—	249	—	—	249
Investment securities	24,957	112,788	345,009	500,125	982,879
Loans held for sale	1,167,659	—	—	—	1,167,659
Loans	2,811,563	1,533,617	5,402,717	4,733,028	14,480,925
	5,918,136	1,646,654	5,747,726	5,233,153	18,545,669

Interest-bearing liabilities:
Interest-bearing demand deposits	3,241,057	—	—	—	3,241,057
Money market deposit accounts	4,683,203	—	—	—	4,683,203
Savings	837,711	—	—	—	837,711
Time deposits	521,349	1,170,177	351,910	1,346	2,044,782
Federal funds purchased and securities sold under agreements to repurchase	11,641	—	—	—	11,641
FHLB advances	—	—	15,000	33,955	48,955
Other borrowings	—	—	376,200	—	376,200
Trust preferred securities	124,345	—	—	—	124,345
	9,419,306	1,170,177	743,110	35,301	11,367,894

Interest rate sensitivity gap	$(3,501,170)	$476,477	$5,004,616	$5,197,852	$7,177,775

Cumulative interest rate sensitivity gap	$(3,501,170)	$(3,024,693)	$1,979,923	$7,177,775

Interest rate sensitivity gap ratio	0.63	1.41	7.73	148.24

Cumulative interest rate sensitivity gap ratio	0.63	0.71	1.17	1.63

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of investment securities available for sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2020	2019	2018
U.S. government sponsored agencies	$17,504	$22,362	$—
State, county and municipal securities	66,778	105,260	150,733
Corporate debt securities	51,896	52,999	67,314
SBA pool securities	62,497	73,912	77,804
Mortgage-backed securities	784,204	1,148,870	896,572
	$982,879	$1,403,403	$1,192,423

The amounts of securities available for sale in each category as of December 31, 2020 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield (1)
One year or less	$10,107	1.94%	$11,449	3.55%	$8,538	2.19%
After one year through five years	7,397	1.93%	21,635	3.83%	6,085	3.47%
After five years through ten years	—	—%	21,720	3.76%	35,590	5.34%
After ten years	—	—%	11,974	4.02%	1,683	4.35%
	$17,504	1.93%	$66,778	3.79%	$51,896	4.57%

	SBA Pool Securities		Mortgage-backed Securities
	Amount	Yield (1)	Amount	Yield (1)
One year or less	$134	2.02%	$333	2.92%
After one year through five years	16,159	2.19%	98,709	2.73%
After five years through ten years	11,662	2.27%	207,776	2.67%
After ten years	34,542	2.47%	477,386	2.17%
	$62,497	2.36%	$784,204	2.37%

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

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2020, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2020, management determined $112,000 was attributable to credit impairment and increased the allowance for credit losses accordingly. The remaining $443,000 in unrealized loss was determined to be from factors other than credit.

The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2020.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$5,227,399	—%	$3,364,785	—%
NOW	2,605,349	0.25	1,831,024	0.54
Money market	4,259,467	0.44	3,280,233	1.29
Savings	719,916	0.08	529,866	0.13
Time	2,385,296	1.40	2,696,533	1.84
Total deposits	$15,197,427	0.39%	$11,702,441	0.88%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $100,000.

At December 31, 2020, the Company had brokered deposits of $430.2 million. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2020, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(dollars in thousands)	December 31, 2020
Three months or less	$326,314
Three months to one year	717,212
One year or greater	197,324
Total	$1,240,850

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

The following table summarizes commitments outstanding at December 31, 2020 and 2019.

	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$2,826,719	$2,486,949
Unused lines of credit	259,015	262,089
Financial standby letters of credit	33,613	29,232
Mortgage interest rate lock commitments	1,199,939	288,490
Mortgage forward contracts with positive fair value	—	—
Mortgage forward contracts with negative fair value	2,128,000	1,814,669
	$6,447,286	$4,881,429

The following table summarizes short-term borrowings for the periods indicated.

	Year Ended December 31,
	2020		2019		2018
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$12,115	0.68%	$14,043	0.61%	$15,692	0.15%

	Year Ended December 31,
	2020	2019	2018
(dollars in thousands)	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$15,998	$23,626	$23,270

As of December 31, 2019, the Company had a cash flow hedge which matured September 15, 2020 with a notional amount of $37.1 million, for the purpose of converting the variable rate on the junior subordinated debentures to a fixed rate of 4.11%. The interest rate swap, which was classified as a cash flow hedge, was indexed to 90-Day LIBOR.

As of December 31, 2020, letters of credit issued by the Federal Home Loan Bank totaling $490.3 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

The following table sets forth certain information about contractual cash obligations as of December 31, 2020.

	Payments Due After December 31, 2020
(dollars in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	>5 Years
Deposits without a stated maturity	$14,913,041	$14,913,041	$—	$—	$—
Time certificates of deposit	2,044,782	1,691,527	308,429	43,480	1,346
Repurchase agreements with customers	11,641	11,641	—	—	—
Other borrowings	428,759	—	—	15,000	413,759
Subordinated deferrable interest debentures	154,390	—	—	—	154,390
Operating lease obligations	81,901	13,164	19,403	14,643	34,691
Strategic marketing and promotional arrangements	3,600	900	1,800	900	—
Total contractual cash obligations	$17,638,114	$16,630,273	$329,632	$74,023	$604,186

At December 31, 2020, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2020, the Company’s capital increased $177.5 million, primarily due to net income of $262.0 million, which was partially offset by the cash dividends declared on common shares of $41.7 million and the adoption impact of CECL of $56.7 million. During 2019, the Company’s capital increased $1.01 billion, primarily due to the issuance of Common Stock of $869.3 million and net income of $161.4 million, which amounts were partially offset by the cash dividends declared on common shares of $30.4 million and treasury stock purchases of $18.4 million. For both 2020 and 2019, other capital related transactions, such as other comprehensive income, share-based compensation, common stock issuances through the exercise of stock options, and issuances of shares of restricted stock accounted for only a small change in the capital of the Company.

Under the regulatory capital frameworks adopted by the Federal Reserve and the FDIC, Ameris and the Bank must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8% and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. Ameris and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2020.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$1,701,997	8.99%	$757,195	4.00%	$944,802	4.99%
Ameris Bank	$1,964,717	10.39%	$756,510	4.00%	$1,208,207	6.39%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$1,701,997	11.14%	$1,069,425	7.00%	$632,572	4.14%
Ameris Bank	$1,964,717	12.87%	$1,068,756	7.00%	$895,961	5.87%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$1,701,997	11.14%	$1,298,588	8.50%	$403,409	2.64%
Ameris Bank	$1,964,717	12.87%	$1,297,775	8.50%	$666,942	4.37%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$2,332,385	15.27%	$1,604,138	10.50%	$728,247	4.77%
Ameris Bank	$2,165,760	14.19%	$1,603,134	10.50%	$562,626	3.69%

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

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Selected Income Statement Data:
Interest income	$178,783	$179,934	$185,018	$182,768
Interest expense	15,327	17,396	21,204	34,823
Net interest income	163,456	162,538	163,814	147,945
Provision for credit losses	(1,510)	17,682	88,161	41,047
Net interest income after provision for credit losses	164,966	144,856	75,653	106,898
Noninterest income	112,143	159,018	120,960	54,379
Noninterest expense excluding merger and conversion charges	151,116	153,736	154,873	137,513
Merger and conversion charges	—	(44)	895	540
Income before income taxes	125,993	150,182	40,845	23,224
Income tax	31,708	34,037	8,609	3,902
Net income	$94,285	$116,145	$32,236	$19,322

Per Share Data:
Net income – basic	$1.36	$1.68	$0.47	$0.28
Net income – diluted	1.36	1.67	0.47	0.28
Common dividends - cash	0.15	0.15	0.15	0.15

	Three Months Ended
(dollars in thousands)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Selected Income Statement Data:
Interest income	$194,076	$188,361	$129,028	$124,929
Interest expense	38,725	39,592	27,377	25,534
Net interest income	155,351	148,769	101,651	99,395
Provision for credit losses	5,693	5,989	4,668	3,408
Net interest income after provision for credit losses	149,658	142,780	96,983	95,987
Noninterest income	55,113	76,993	35,236	30,771
Noninterest expense excluding merger and conversion charges	120,149	127,539	77,776	73,368
Merger and conversion charges	2,415	65,158	3,475	2,057
Income before income taxes	82,207	27,076	50,968	51,333
Income tax	20,959	5,692	12,064	11,428
Net income	$61,248	$21,384	$38,904	$39,905

Per Share Data:
Net income – basic	$0.88	$0.31	$0.82	$0.84
Net income – diluted	0.88	0.31	0.82	0.84
Common dividends - cash	0.15	0.15	0.10	0.10

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

As indicated by the table below, we are asset sensitive in relation to changes in market interest rates in the one-year and two-year time horizons. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to an instantaneous 100 basis point increase or 100 basis point decrease in market rates on net interest income and is monitored on a quarterly basis. Our most recent model projects net interest income would increase if rates rise 100 basis points over the next year. A scenario involving more than a 100 basis point decrease is less meaningful at this time due to the level of current market rates.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2021. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	18.5%	34.1%
300	14.1%	26.2%
200	9.4%	17.7%
100	4.5%	8.9%
(100)	(1.3)%	(3.9)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2020 and 2019
Consolidated Statements of Income – Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. As of December 31, 2019, the Company identified and disclosed a material weakness in internal control over financial reporting related to certain general ledger account reconciliations, which included various items principally related to the Company’s acquired indirect auto loan portfolio that were not researched and resolved in a timely manner, although the reconciliations themselves were completed in a timely manner. In order to remediate the material weakness in our internal controls, we implemented our remediation plan during the first nine months of 2020 which included: (i) additional training for accounting staff performing the reconciliations; (ii) the development of more detailed reconciliation procedures for use on a permanent basis to allow for more timely research and resolution of items; (iii) increased personnel in the accounting department to ensure timeliness of clearing reconciling items; and (iv) the review of the system interface to the general ledger such that the number of reconciling items among impacted balance sheet accounts was reduced. Based on the evidence obtained in validating the design and operating effectiveness of these controls, we concluded that these enhancements to our controls and procedures have remediated the material weakness in our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Matters To Be Voted On - Proposal 1 - Election of Directors,” “Governance - Director Independence,” “Environmental, Social and Governance Matters,” “Board of Directors - Board Members,” “Board of Directors - Board Committees,” “Board of Directors - Director Compensation,” “Information About Our Executive Officers,” “Executive Compensation - Employment Agreements,” “Audit Matters - Audit Committee Report” and “Stock Ownership - Delinquent Section 16(a) Reports” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Board of Directors - Board Committees - Compensation Committee,” “Board of Directors - Director Compensation” and “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership - Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	356,487	$28.13	470,502

(1)Represents shares issuable upon the exercise of stock options outstanding under the Fidelity Southern Corporation Equity Incentive Plan and the Fidelity Southern Corporation 2018 Omnibus Incentive Plan, each as amended, which options converted into options to acquire shares of common stock, par value $1.00 per share, of the Company on July 1, 2019, pursuant to the Agreement and Plan of Merger, dated as of December 17, 2018, by and between the Company and Fidelity Southern Corporation, and performance stock units ("PSUs") granted under the 2014 Omnibus Equity Compensation Plan at target. PSUs are not taken into account in column (b).
(2)Consists of our 2014 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Governance - Director Independence,” “Board of Directors - Board Committees” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Matters To Be Voted On - Proposal 2 - Ratification of Appointment of Our Registered Independent Public Accounting Firm,” “Board of Directors - Board Committees - Audit Committee” and “Audit Matters - Fees and Services” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.    Financial statements:
(a)Ameris Bancorp and Subsidiaries:
(i)Consolidated Balance Sheets – December 31, 2020 and 2019;
(ii)Consolidated Statements of Income – Years ended December 31, 2020, 2019 and 2018;
(iii)Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018;
(iv)Consolidated Statements of Shareholders' Equity – Years ended December 31, 2020, 2019 and 2018;
(v)Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018; and
(vi)Notes to Consolidated Financial Statements.
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

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of November 16, 2017 by and between Ameris Bancorp and Atlantic Coast Financial Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 17, 2017).

2.2	Stock Purchase Agreement dated as of December 29, 2017 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Registration Statement on Form S-3 (Registration No. 333-223080) filed with the SEC on February 16, 2018).

2.3	Agreement and Plan of Merger dated as of January 25, 2018 by and between Ameris Bancorp and Hamilton State Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.4	Stock Purchase Agreement dated as of January 25, 2018 by and among Ameris Bancorp, Ameris Bank, William J. Villari and The Villari Family Gift Trust (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.5	Agreement and Plan of Merger dated as of December 17, 2018 by and between Ameris Bancorp and Fidelity Southern Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 17, 2018).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

3.8	Bylaws of Ameris Bancorp, as amended and restated through June 11, 2020 (incorporated by reference to Exhibit 3.8 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006) (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.12	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007 (incorporated by reference to Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007) (incorporated by reference to Exhibit 4.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.14	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed as Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.15	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.16	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.17	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.18	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.19	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.20	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.21	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.22	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 17, 2005) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.23	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.24	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.25	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 30, 2006) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.26	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.27	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of June 17, 2004 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.28	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.29	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.30	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of September 15, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.31	Second Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.32	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.33	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of December 14, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.34	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.35	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.36	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wells Fargo Bank, National Association dated as of June 20, 2008 (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.37	First Supplemental Indenture dated as of March 11, 2016 by and between Ameris Bancorp and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.38	Form of Junior Subordinated Debt Security Due 2038 (included as Exhibit A to the Indenture filed as Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.39	Subordinated Debt Indenture dated as of March 13, 2017 by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.40	First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.41	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.42	Indenture dated as of November 10, 2005 by and between Ameris Bancorp (as successor to Hamilton State Bancshares, Inc.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.43	Second Supplemental Indenture dated as of June 29, 2018 by and among Ameris Bancorp, Hamilton State Bancshares, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.44	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.45	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and U.S. Bank National Association, dated as of June 26, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.46	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and U.S. Bank National Association, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.47	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.48	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of March 17, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.49	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.50	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.51	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.52	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.53	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.54	Second Supplemental Indenture, dated as of December 6, 2019, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.55	Form of 4.25% Fixed-to-Floating Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.56	Form of Global Note representing Fixed/Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.56 to Ameris Bancorp's Annual Report on Form 10-K filed with the SEC on March 9, 2020).

4.57	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.58	Third Supplemental Indenture, dated as of September 28, 2020, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

4.59	Form of 3.875% Fixed-to-Floating Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.1*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.2*	Supplemental Executive Retirement Agreement with Cindi H. Lewis, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.4 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.3*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

10.4*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.5*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.6*	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.7*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.8*	First Amendment to Supplemental Executive Retirement Agreement by and between Ameris Bank and Cindi H. Lewis dated as of November 7, 2016 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2016).

10.9*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on May 10, 2019).

10.10*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and James B. Miller, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.11*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.12*	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.13*	Supplemental Executive Retirement Agreement with Lawton E. Bassett, III, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.14*	Form of Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.17 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.15*	Supplemental Executive Retirement Agreement with James A. LaHaise, dated as of November 10, 2015.

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of Crowe LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Crowe LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-3.

Remediation of Prior Material Weakness

Management previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, a material weakness in internal control over financial reporting. The remediation of our material weakness was completed in 2020, per the remediation plans disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended.

/s/ H. Palmer Proctor, Jr.	/s/ Nicole S. Stokes
H. Palmer Proctor, Jr.,	Nicole S. Stokes
Chief Executive Officer	Corporate EVP and Chief Financial Officer
(principal executive officer)	(principal accounting and financial officer)

                                 Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ameris Bancorp
Atlanta, Georgia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts

The Company adopted ASC 326 as of January 1, 2020 as described in Notes 1 and 4 to the consolidated financial statements. See also the explanatory paragraph above. The Company disclosed the impact of adoption of this standard on January 1, 2020 as a $78.7 million increase to the allowance for credit losses on loans, a $12.7 million increase to the allowance for unfunded commitments and a $56.7 million decrease to retained earnings, net of the $19.0 increase in deferred tax assets. The allowance for credit losses on loans at December 31, 2020 was $199.4 million. Upon adoption, the Company estimates and records an allowance for credit losses on loans (ACL) which represents credit losses expected over the remaining contractual life of the loans.

The Company measures expected credit losses of loans on a collective basis when the loans share similar risk characteristics. The Company uses the discounted cash flow (DCF) method to estimate expected credit losses for the following loan segments: commercial, financial and agricultural; consumer installment; real estate – construction and development; real estate – commercial and farmland; and real estate – residential. For each segment, the Company performed a loss driver analysis to determine which economic factors, individually or in combination, correlated to the historical loss experience used as a basis for the estimate. For all segments utilizing the DCF method, the Company considers a combination of national and regional data on gross domestic product, commercial real estate and home price indices, unemployment rates, retail sales, and rental vacancy rates in estimating credit losses. The specific economic factors considered for each segment depend on the nature of the segment and how well the economic factors correlate to the loss experience. The development of the loss driver analysis and the application of the economic forecast is significant as changes in the forecasts used in the DCF method could have a material effect on the Company’s financial statements.

Estimating reasonable and supportable forecasts requires significant judgment. Management leverages economic projections from an independent third party and other indicators to inform its forecasts over the forecast period. The following are the principal considerations for our determination that economic forecast component of the ACL was a critical audit matter:
a.Significant auditor judgment and audit effort was required to evaluate the correlation of selected economic factors to the historical loss experience used as the basis for the estimate.
b.Significant auditor judgment was required to evaluate the determination of reasonable and supportable forecasts applied in the DCF method.
Auditing this matter involved especially subjective auditor judgment and an increased audit effort, including requiring the involvement of valuation and complex analytics specialists.

The primary audit procedures we performed to address this critical audit matter included the following:

a.Tested the operating effectiveness of management’s internal controls over the relevance and reliability of data used in assessing the economic variables that correlated to the historical loss experience used as the basis for the ACL.
b.Tested the operating effectiveness of management’s internal controls over assessing the reasonableness of the forecasts applied in the DCF method.
c.Utilized the work of specialists to evaluate the appropriateness and mathematical accuracy of the loss driver analyses in the DCF method.
d.Used the work of specialists to evaluate the relevance and reliability of data used in the development of the loss rate forecasts in the DCF method.
e.Evaluated management’s judgments in the selection and application of reasonable and supportable forecast of economic variables.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia
February 26, 2021

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2020 and 2019
(dollars in thousands, except per share data)

	2020	2019
Assets
Cash and due from banks	$203,349	$246,234
Interest-bearing deposits in banks	1,893,957	351,202
Federal funds sold	20,000	24,413
Cash and cash equivalents	2,117,306	621,849

Time deposits in other banks	249	249
Investment securities available for sale, at fair value, net of allowance for credit losses of $112 and $0	982,879	1,403,403
Other investments	28,202	66,919
Loans held for sale (includes loan at fair value of $1,001,807 and $1,656,711)	1,167,659	1,656,711

Loans, net of unearned income	14,480,925	12,818,476
Allowance for credit losses	(199,422)	(38,189)
Loans, net	14,281,503	12,780,287

Other real estate owned, net	11,880	19,500
Premises and equipment, net	222,890	233,102
Goodwill	928,005	931,637
Other intangible assets, net	71,974	91,586
Cash value of bank owned life insurance	176,467	175,270
Deferred income taxes, net	33,314	2,180
Other assets	416,310	259,886
Total assets	$20,438,638	$18,242,579

Liabilities
Deposits
Noninterest-bearing	$6,151,070	$4,199,448
Interest-bearing	10,806,753	9,827,625
Total deposits	16,957,823	14,027,073
Securities sold under agreements to repurchase	11,641	20,635
Other borrowings	425,155	1,398,709
Subordinated deferrable interest debentures, net	124,345	127,560
FDIC loss-share payable, net	—	19,642
Other liabilities	272,586	179,378
Total liabilities	17,791,550	15,772,997

Commitments and Contingencies (Note 21)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 and 100,000,000 shares authorized; 71,753,705 and 71,499,829 shares issued	71,754	71,500
Capital surplus	1,913,285	1,907,108
Retained earnings	671,510	507,950
Accumulated other comprehensive income, net of tax	33,505	17,995
Treasury stock, at cost, 2,212,224 and 1,995,996 shares	(42,966)	(34,971)
Total shareholders’ equity	2,647,088	2,469,582
Total liabilities and shareholders’ equity	$20,438,638	$18,242,579

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands, except per share data)

	2020	2019	2018
Interest income
Interest and fees on loans	$690,909	$586,848	$378,209
Interest on taxable securities	33,086	40,138	29,006
Interest on nontaxable securities	623	593	900
Interest on deposits in other banks	1,739	8,139	4,984
Interest on federal funds sold	146	676	227
Total interest income	726,503	636,394	413,326

Interest expense
Interest on deposits	59,067	102,533	49,054
Interest on other borrowings	29,683	28,695	20,880
Total interest expense	88,750	131,228	69,934

Net interest income	637,753	505,166	343,392
Provision for loan losses	125,488	19,758	16,667
Provision for unfunded commitments	19,062	—	—
Provision for other credit losses	830	—	—
Provision for credit losses	145,380	19,758	16,667
Net interest income after provision for credit losses	492,373	485,408	326,725

Noninterest income
Service charges on deposit accounts	44,145	50,792	46,128
Mortgage banking activity	374,077	119,409	53,654
Other service charges, commissions and fees	3,914	3,566	2,971
Net gain (loss) on securities	5	138	(37)
Gain on sale of SBA loans	7,226	6,058	2,728
Other noninterest income	17,133	18,150	12,968
Total noninterest income	446,500	198,113	118,412

Noninterest expense
Salaries and employee benefits	360,278	223,938	149,132
Occupancy and equipment	52,349	40,596	29,131
Advertising and marketing	8,046	7,927	5,571
Amortization of intangible assets	19,612	17,713	9,512
Data processing and communications expenses	46,017	38,513	30,385
Legal and other professional fees	15,972	10,634	6,386
Credit resolution-related expenses	5,106	4,082	4,016
Merger and conversion charges	1,391	73,105	20,499
FDIC insurance	14,078	1,945	3,408
Other noninterest expenses	75,780	53,484	35,607
Total noninterest expense	598,629	471,937	293,647

Income before income tax expense	340,244	211,584	151,490
Income tax expense	78,256	50,143	30,463
Net income	$261,988	$161,441	$121,027

Basic earnings per common share	$3.78	$2.76	$2.81
Diluted earnings per common share	$3.77	$2.75	$2.80
Weighted average common shares outstanding
Basic	69,256	58,462	43,142
Diluted	69,426	58,614	43,248

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands)

	2020	2019	2018
Net income	$261,988	$161,441	$121,027

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $4,084, $6,211 and ($849)	15,363	23,365	(3,196)
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $0, $12 and $19	—	(46)	(70)
Net unrealized gains (losses) on cash flow hedge during the period, net of tax expense (benefit) of $39, ($133) and $30	147	(498)	112
Total other comprehensive income (loss)	15,510	22,821	(3,154)

Comprehensive income	$277,498	$184,262	$117,873
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at beginning of period	38,734,873	$38,735	$508,404	$273,119	$(1,280)	1,474,861	$(14,499)	$804,479
Issuance of common stock	10,124,491	10,124	537,003	—	—	—	—	547,127
Issuance of restricted shares	89,855	90	(90)	—	—	—	—	—
Forfeitures of restricted shares	(10,580)	(10)	10	—	—	—	—	—
Exercise of stock options	76,286	76	838	—	—	—	—	914
Share-based compensation	—	—	5,419	—	—	—	—	5,419
Purchase of treasury shares	—	—	—	—	—	40,123	(2,062)	(2,062)
Net income	—	—	—	121,027	—	—	—	121,027
Dividends on common shares ($0.40 per share)	—	—	—	(17,431)	—	—	—	(17,431)
Cumulative effect of change in accounting for derivatives	—	—	—	28	—	—	—	28
Reclassification of stranded income tax effects	—	—	—	392	(392)	—	—	—
Other comprehensive income (loss) during the period	—	—	—	—	(3,154)	—	—	(3,154)
Balance at December 31, 2018	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347
Issuance of common stock	22,181,522	22,182	847,112	—	—	—	—	869,294
Issuance of restricted shares	147,574	147	768	—	—	—	—	915
Forfeitures of restricted shares	(41,295)	(41)	(518)	—	—	—	—	(559)
Exercise of stock options	197,103	197	4,942	—	—	—	—	5,139
Share-based compensation	—	—	3,220	—	—	—	—	3,220
Purchase of treasury shares	—	—	—	—	—	481,012	(18,410)	(18,410)
Net income	—	—	—	161,441	—	—	—	161,441
Dividends on common shares ($0.50 per share)	—	—	—	(30,350)	—	—	—	(30,350)
Cumulative effect of change in accounting for leases	—	—	—	(276)	—	—	—	(276)
Other comprehensive income (loss) during the period	—		—	—	22,821	—	—	22,821
Balance at December 31, 2019	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Continued)
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at January 1, 2020	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	164,476	164	125	—	—	—	—	289
Forfeitures of restricted shares	(12,250)	(12)	(209)	—	—	—	—	(221)
Exercise of stock options	101,650	102	2,160	—	—	—	—	2,262
Share-based compensation	—	—	4,101	—	—	—	—	4,101
Purchase of treasury shares	—	—	—	—	—	216,228	(7,995)	(7,995)
Net income	—	—	—	261,988	—	—	—	261,988
Dividends on common shares ($0.60 per share)	—	—	—	(41,724)	—	—	—	(41,724)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income (loss) during the period	—	—	—	—	15,510	—	—	15,510
Balance at December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands)

	2020	2019	2018
Operating Activities
Net income	$261,988	$161,441	$121,027
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	15,759	13,120	10,014
Net losses on sale or disposal of premises and equipment	777	41	133
Net write-downs on other assets	1,715	6,210	—
Provision for credit losses	145,380	19,758	16,667
Net write-downs and losses on sale of other real estate owned	1,049	496	1,301
Share-based compensation expense	3,810	3,424	6,241
Amortization of intangible assets	19,612	17,713	9,512
Amortization of operating lease right of use assets	19,740	10,264	—
Provision for deferred taxes	(7,929)	22,821	1,374
Net amortization of investment securities available for sale	6,153	4,680	4,891
Net (gain) loss on securities	(5)	(138)	37
Accretion of discount on purchased loans, net	(27,351)	(18,978)	(10,093)
Net amortization on other borrowings	256	80	96
Amortization of subordinated deferrable interest debentures	1,940	1,655	1,345
Loan servicing asset impairment	40,067	508	—
Originations of mortgage loans held for sale	(9,067,706)	(3,791,311)	(1,768,934)
Payments received on mortgage loans held for sale	43,663	17,445	986
Proceeds from sales of mortgage loans held for sale	9,864,464	2,620,290	1,542,755
Net gains on mortgage loans held for sale	(387,124)	(74,546)	(37,336)
Originations of SBA loans	(97,017)	(41,435)	(27,820)
Proceeds from sales of SBA loans	109,296	65,862	33,675
Net gains on sales of SBA loans	(7,226)	(6,058)	(2,728)
Increase in cash surrender value of bank owned life insurance	(3,630)	(2,692)	(1,819)
Gain on bank owned life insurance proceeds	(948)	(3,583)	—
Loss on sale of loans	386	1,233	—
Changes in FDIC loss-share receivable/payable, net of cash payments received	997	3,865	5,156
Increase in interest receivable	(23,892)	(15,392)	(10,965)
Increase (decrease) in interest payable	(6,036)	5,855	2,411
Increase (decrease) in taxes payable	(12,062)	(3,597)	4,032
Change attributable to other operating activities	(97,730)	40,758	(10,761)
Net cash provided by (used in) operating activities	798,396	(940,211)	(108,803)
Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	—	10,563	746
Purchases of securities available for sale	—	(219,352)	(290,649)
Proceeds from prepayments and maturities of securities available for sale	435,204	266,171	152,393
Proceeds from sale of securities available for sale	—	64,995	68,727
Net decrease (increase) in other investments	37,222	(44,935)	33,515
Net increase in loans	(1,733,057)	(870,132)	(68,113)
Payments received on other loans held for sale	12,954	—	—
Purchase of acquired formerly serviced portfolio	—	(103,530)	—
Purchases of premises and equipment	(18,116)	(11,581)	(10,009)
Proceeds from sale of premises and equipment	718	5,587	588
Proceeds from sales of other real estate owned	14,059	10,140	11,784
Payments paid to FDIC under loss-sharing agreements	(20,639)	(3,710)	(3,791)
Proceeds from bank owned life insurance	3,381	7,429	—
Proceeds from sales of loans	69,965	157,087	—
Net cash proceeds received from (paid in) acquisitions	(2,417)	244,181	51,495
Net cash used in investing activities	(1,200,726)	(487,087)	(53,314)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands)

	2020	2019	2018
Financing Activities, net of effects of business combinations
Net increase in deposits	$2,932,864	$334,437	$853,051
Net decrease in securities sold under agreements to repurchase	(8,994)	(22,094)	(10,254)
Proceeds from other borrowings	7,202,981	5,236,572	1,530,000
Repayment of other borrowings	(8,176,491)	(4,141,349)	(1,844,258)
Repayment of subordinated deferrable interest debentures	(5,155)	—	—
Proceeds from exercise of stock options	2,262	5,139	914
Dividends paid - common stock	(41,685)	(24,675)	(16,405)
Purchase of treasury shares	(7,995)	(18,410)	(2,062)
Net cash provided by financing activities	1,897,787	1,369,620	510,986

Net increase (decrease) in cash and cash equivalents	1,495,457	(57,678)	348,869
Cash and cash equivalents at beginning of period	621,849	679,527	330,658
Cash and cash equivalents at end of period	$2,117,306	$621,849	$679,527

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$94,786	$125,373	$67,523
Income taxes	$98,609	$35,865	$20,026
Loans transferred to other real estate owned	$7,398	$6,229	$10,517
Loans transferred from loans held for sale to loans held for investment	$196,804	$—	$10,817
Loans transferred from loans held for investment to loans held for sale	$179,407	$8,293	$8,831
Loans provided for the sales of other real estate owned	$767	$144	$931
Initial recognition of operating lease right-of-use assets	$—	$27,286	$—
Initial recognition of operating lease liabilities	$—	$29,651	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$54,107	$6,016	$—
Assets acquired in business combinations	$—	$5,194,955	$3,064,615
Liabilities assumed in business combinations	$—	$4,325,642	$2,415,212
Issuance of common stock in acquisitions	$—	$869,294	$547,127
Change in unrealized gain (loss) on securities available for sale, net of tax	$15,363	$23,320	$(3,266)
Change in unrealized gain on cash flow hedge, net of tax	$147	$(499)	$112

See notes to consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp and subsidiaries (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia, and whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida and South Carolina. The Bank also engages in mortgage banking activities, and, as such, originates, acquires, sells and services one-to-four family residential mortgage loans in the Southeast. The Bank also originates, administers and services commercial insurance premium loans and SBA loans made to borrowers throughout the United States. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Loans which have experienced more-than-insignificant deterioration in credit quality since origination, as determined by the Company's assessment, are considered purchased credit deteriorated ("PCD") loans. At acquisition, expected credit losses for purchased loans with credit deterioration are initially recognized as an allowance for credit losses and are added to the purchase price to determine the amortized cost basis of the loans. Any non-credit discount or premium resulting from acquiring such loans is recognized as an adjustment to interest income over the remaining lives of the loans. Subsequent to the acquisition date, the change in the allowance for credit losses on PCD loans is recognized through provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. Purchased loans which do not meet the criteria to be classified as PCD loans are recorded at fair value as of the acquisition date and no allowance for credit losses is carried over from the seller. The resulting purchase discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the non-PCD loan on a level-yield basis.

Prior to the adoption of ASU 2016-13, purchased loans acquired in a business combination were recorded at estimated fair value on their purchase date and carryover of the seller's related allowance for loan losses was prohibited. When the loans had evidence of credit deterioration since origination and it was probable at the date of acquisition that the Company would not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition was referred to as the non-accretable difference. The Company estimated expected cash flows at each reporting date. Subsequent decreases to the expected cash flows would generally result in a provision for credit losses. Subsequent increases in expected cash flows resulted in a reversal of the provision for credit losses to the extent of prior provisions and adjusted accretable discount if no prior provisions had been made or had been fully reversed. This increase in accretable discount would have a positive impact on future interest income.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The required reserve rate was set to 0% effective March 26, 2020 and, accordingly, the Bank had no reserve requirement at December 31, 2020. The reserve requirement as of December 31, 2019 was $109.7 million and was met by cash on hand and balances at the Federal Reserve Bank of Atlanta which are reported on the Company's consolidated balance sheets in cash and due from banks and federal funds sold and interest-bearing deposits in banks, respectively.

Investment Securities

The Company classifies its debt securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as available for sale. At December 31, 2020 and 2019, all debt securities were classified as available for sale.

Available for sale securities are carried at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, on available for sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2020, 2019 and 2018. Accrued interest receivable on available-for-sale debt securities totaled $3.6 million as of December 31, 2020.

The Company evaluates available for sale securities in an unrealized loss position to determine if credit-related impairment exists. The Company first evaluates whether it intends to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. Refer to Note 3 for additional information.

Prior to the adoption of ASU 2016-13, a decline in the market value of any available for sale security below cost that was deemed other than temporary established a new cost basis for the security. Other than temporary impairment deemed to be credit related was charged to earnings. Other than temporary impairment attributed to non-credit related factors was recognized in other comprehensive income. In determining whether other-than-temporary impairment losses existed, management considered (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer or underlying collateral of the security and (iii) the Company’s intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock. These investments do not have readily determinable fair values due to restrictions placed on transferability and therefore are carried at cost. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Also included in other investments are 57,611 Visa Class B restricted shares owned by the Bank with a carrying value of approximately $242,000 as of December 31, 2020.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Bank. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares.  As of December 31, 2020, the conversion ratio was 1.6228.

Loans Held for Sale

Mortgage and SBA loans held for sale are carried at the estimated fair value, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held for sale and realized gains and losses upon ultimate sale of the mortgage loans held for sale are classified as mortgage banking activity in the consolidated statements of income. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of SBA loans held for sale and realized gains and losses upon ultimate sale of the SBA loans held for sale are classified as gain on sale of SBA loans in the consolidated statements of income. Other loans held for sale are carried at the lower of amortized cost or fair value.

Servicing Rights

When mortgage and SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking activity or gain on sale of SBA loans accordingly. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company assumed the servicing of certain indirect automobile loans in an acquisition. The servicing asset was recorded at fair value on the date of acquisition and follows the amortization method.

Servicing fee income, which is reported on the income statement in mortgage banking activity for serviced mortgage loans and other noninterest income for all other serviced loans, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $37.2 million, $19.9 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Loans

Loans are reported at their outstanding principal balances less unearned income, net of deferred fees, origination costs and unaccreted or unamortized non-credit purchase discounts or premiums, respectively. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off, generally between 90 and 120 days past due, unless the loan is in the process of collection. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest income on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Prior to the adoption of ASU 2016-13, nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Allowance for Credit Losses - Loans

Under the current expected credit loss model, the allowance for credit losses (“ACL”) on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $73.4 million at December 31, 2020. During the year ended December 31, 2020, the Company established an ACL of $718,000 related to deferred interest on loans modified under its Disaster Relief Program.

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. The Company measures expected credit losses of loans on a collective (pool) basis, when the loans share similar risk characteristics. Depending on the nature of the pool of loans with similar risk characteristics, the Company uses the discounted cash flow (“DCF”) method, the vintage method, the PD×LGD method or a qualitative approach as discussed further below.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts.

The Company has identified the following pools of loans with similar risk characteristics for measuring expected credit losses:

Commercial, financial, and agricultural - These loans include both secured and unsecured loans for working capital, expansion, crop production and other business purposes. Commercial, financial and agricultural loans also include certain U.S. Small Business Administration (“SBA”) loans, including loans outstanding under the SBA's Paycheck Protection Program ("PPP"). Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

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

Individually Evaluated Assets

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the expected credit loss as the amount by which the amortized cost basis of the loan exceeded the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected troubled debt restructuring.

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

Guidance on Non-TDR Loan Modifications due to COVID-19

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"), issued a revised interagency statement encouraging financial institutions to work with customers affected by COVID-19 and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 4013 of the CARES Act allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. In December 2020, the 2021 Consolidated Appropriations Act was signed into law and extended the provisions of Section 4013 through the earlier of 60 days after the national emergency termination date or January 1, 2022.

Charge-offs and Recoveries

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

Allowance for Credit Losses - Loans (prior to the adoption of ASU 2016-13)

Prior to the adoption of ASU 2016-13, the ACL was an amount that represented a reserve for probable incurred losses in the loan portfolio. The ACL was evaluated on a regular basis by management and was based upon management’s periodic review of various risks in the loan portfolio highlighted by historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation was inherently subjective as it required estimates that were susceptible to significant revision as more information became available. The ACL evaluation did not include the effects of expected losses on specific loans or groups of loans that were related to future events or expected changes in economic conditions.

The ACL consists of specific and general components. The specific component included loans management considered impaired and other loans or groups of loans that management classified with higher risk characteristics. For such loans that were classified as impaired, an allowance was established when the discounted cash flows, collateral value or observable market price of the impaired loan was lower than the carrying value of that loan. The general component covers non-classified loans and was based on historical loss experience adjusted for qualitative factors.

The Company segregated the loan portfolio by type of loan and utilized this segregation in evaluating exposure to risks within the portfolio. In addition, based on internal reviews and external reviews performed by independent loan reviewers and regulatory authorities, the Company further segregated the loan portfolio by loan grades based on an assessment of risk for a particular loan or group of loans. In establishing allowances, management considered historical loan loss experience but adjusted this data with a significant emphasis on data such as risk ratings, current loan quality trends, current economic conditions and other factors in the markets where the Company operates. Factors considered include, among others, current valuations of real estate in their markets, unemployment rates, the effect of weather conditions on agricultural related entities and other significant local economic events.

The Company developed a methodology for determining the adequacy of the allowance for loan losses which was monitored by the Company’s Chief Credit Officer. Procedures provided for the assignment of a risk rating for every loan included in the total loan portfolio. Commercial insurance premium loans, overdraft protection loans and certain mortgage loans and consumer loans serviced by outside processors were treated as pools for risk rating purposes. The risk rating schedule provides nine ratings of which five ratings are classified as pass ratings and four ratings are classified as criticized ratings. Each risk rating is assigned a percentage factor of historical losses, calculated by loan type, and adjusted for qualitative factors to be applied to the balance of loans by risk rating and loan type, to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer in the Company’s internal loan review department. Assigned risk ratings are adjusted based on various factors including changes in borrower’s financial condition, the number of days past due and general economic conditions. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed quarterly by the independent internal loan review department.

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

Subsequent to the adoption of ASU 2016-13, the Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees and is included in other liabilities on the Company’s consolidated balance sheets.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 13 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2020, the Company had no leases classified as finance leases.

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

Pursuant to the clawback provisions of the loss-sharing agreements for the Company’s FDIC-assisted acquisitions, the Company may be required to reimburse the FDIC should actual losses be less than certain thresholds established in each loss-sharing agreement. The amount of the clawback provision for each acquisition is measured and recorded at fair value. It is calculated as the difference between management’s estimated losses on covered loans and covered foreclosed assets and the loss threshold contained in each loss-sharing agreement, multiplied by the applicable clawback provisions contained in each loss-sharing agreement. This clawback amount, which is payable to the FDIC upon termination of the applicable loss-sharing agreement, is then discounted back to net present value. To the extent that actual losses on covered loans and covered foreclosed assets are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss-sharing agreements will increase. To the extent that actual losses on covered loans and covered foreclosed assets are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss-sharing agreements will decrease. The balance of the FDIC clawback payable and the amortization thereof are adjusted periodically to reflect changes in expected losses on covered assets and the impact of such changes on the clawback payable and other factors. The Company terminated its remaining loss-sharing agreements with the FDIC in December 2020.

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

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $3.9 million, $3.4 million, and $6.2 million of share-based compensation cost for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized forfeitures as they occur.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2020, 2019 and 2018, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars and shares in thousands)	2020	2019	2018
Net income available to common shareholders	$261,988	$161,441	$121,027

Weighted average number of common shares outstanding	69,256	58,462	43,142
Effect of dilutive stock options	23	69	6
Effect of dilutive restricted stock awards	129	83	100
Effect of performance stock units	18	—	—
Weighted average number of common shares outstanding used to calculate diluted earnings per share	69,426	58,614	43,248

For the year ended December 31, 2020, there were 197,765 options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive. Therefore, such option shares have been excluded. For the years ended December 31, 2019 and 2018, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive.
Derivative Instruments and Hedging Activities

The Company had a cash flow hedge that matured September 15, 2020 with notional amount of $37.1 million at December 31, 2019 for the purpose of converting the variable rate on certain junior subordinated debentures to a fixed rate of 4.11%. The fair value of this instrument was a liability of $187,000 as of December 31, 2019. No material hedge ineffectiveness from cash flow was recognized in the statement of operations. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

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

Trust and Wealth Management - Trust and wealth management income is primarily comprised of fees earned from personal trust administration, estate settlement, investment management, employee benefit plan administration, custody, United States tax code sections 1031/1033 exchanges ("Sections 1031/1033 exchanges") and escrow accounts. Personal trust administration, investment management, employee benefit plan administration and custody fees are generally earned/accrued monthly with billings typically done monthly, and are based on the assets/trust under management or administration and services with certain annual minimum fees provided as outlined in the applicable fee schedule. Sections 1031/1033 exchanges and escrow accounts fees are based on a contractual agreement. The Company’s fiduciary obligations are generally satisfied over time and the resulting fees are recognized monthly, based upon the monthly average market value of the assets under management and the applicable fee rate. Payment is typically received in the following month. The Company does not earn performance-based incentives.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity in the Company's consolidated statement of income. The fair value of these instruments amounted to an asset of approximately $51.8 million and $7.8 million at December 31, 2020 and 2019, respectively, and a derivative liability of approximately $16.4 million and $4.5 million at December 31, 2020 and 2019, respectively.

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

ASU 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13). ASU 2018-13 changes fair value measurement disclosure requirements by removing certain requirements, modifying certain requirements and adding certain new requirements. Disclosure requirements removed include the following: transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for determining when transfers between any of the three levels have occurred; the valuation processes for Level 3 measurements; and the changes in unrealized gains or losses presented in earnings for Level 3 instruments held at the end of the reporting period. Disclosure requirements that have been modified include the following: for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and clarification that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date. New disclosure requirements include the following: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the end of the reporting period; and the range and weighted average of significant unobservable inputs used for Level 3 measurements or disclosure of other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs. ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. During the first quarter of 2020, the Company adopted the provision of ASU 2018-13, and the adoption did not have a material impact on the Company's consolidated financial statements.

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

The Company adopted ASU 2016-13 and all related subsequent amendments thereto effective January 1, 2020 using the modified retrospective approach, except as described below. The Company recognized an increase in the allowance for credit losses on loans of $78.7 million, an increase in the allowance for unfunded commitments of $12.7 million and a reduction of retained earnings of $56.7 million, net of the increase in deferred tax assets of $19.0 million.

The Company adopted ASU 2016-13 using the prospective transition approach for purchased financial assets with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with ASU 2016-13, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The Company determined $15.6 million of existing discounts on PCD loans was related to credit factors and was reclassified to the ACL upon adoption. The remaining discount on the PCD assets was determined to be related to noncredit factors and will be accreted into interest income on a level-yield method over the life of the loans.

In addition, for available-for-sale debt securities, the new methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security when a valuation decline is determined to be other-than-temporary. There was no financial impact related to this implementation. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets.

Accounting Standards Pending Adoption
ASU No. 2021-01 – Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"). ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2021-01 on the consolidated financial statements.

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

In the acquisition, the Company purchased $3.51 billion of loans at fair value, net of $75.2 million, or 2.09%, estimated discount to the acquired carrying value. Of the total loans acquired, management identified $121.3 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

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

The following unaudited pro forma information reflects the Company’s estimated consolidated results of operations as if the Fidelity, Hamilton, Atlantic and USPF acquisitions had occurred on January 1, 2018, unadjusted for potential cost savings. Merger and conversion charges are not included in the pro forma information below.

	Year Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018
Net interest income and noninterest income	$1,084,253	$828,612	$803,281
Net income	$263,089	$228,798	$196,352
Net income available to common shareholders	$263,089	$228,798	$196,352
Income per common share available to common shareholders – basic	$3.80	$3.29	$2.82
Income per common share available to common shareholders – diluted	$3.79	$3.29	$2.82
Average number of shares outstanding, basic	69,256	69,462	69,642
Average number of shares outstanding, diluted	69,426	69,614	69,748

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
U.S. government sponsored agencies	$17,161	$—	$343	$—	$17,504
State, county and municipal securities	63,286	—	3,492	—	66,778
Corporate debt securities	51,639	(112)	602	(233)	51,896
SBA pool securities	59,973	—	2,620	(96)	62,497
Mortgage-backed securities	748,521	—	35,797	(114)	784,204
Total debt securities	$940,580	$(112)	$42,854	$(443)	$982,879

December 31, 2019
U.S. government sponsored agencies	$22,246	$—	$116	$—	$22,362
State, county and municipal securities	102,952	—	2,310	(2)	105,260
Corporate debt securities	51,720	—	1,281	(2)	52,999
SBA pool securities	73,704	—	617	(409)	73,912
Mortgage-backed securities	1,129,816	—	19,937	(883)	1,148,870
Total debt securities	$1,380,438	$—	$24,261	$(1,296)	$1,403,403

The amortized cost and estimated fair value of debt securities available for sale as of December 31, 2020, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,918	$30,228
Due from one year to five years	49,109	51,276
Due from five to ten years	66,769	68,972
Due after ten years	46,263	48,199
Mortgage-backed securities	748,521	784,204
	$940,580	$982,879

Securities with a carrying value of approximately $438.7 million and $679.6 million at December 31, 2020 and 2019, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020
Corporate debt securities	$10,159	$(233)	$—	$—	$10,159	$(233)
SBA pool securities	—	—	3,948	(96)	3,948	(96)
Mortgage-backed securities	24,120	(114)	2	—	24,122	(114)
Total debt securities	$34,279	$(347)	$3,950	$(96)	$38,229	$(443)

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019
State, county and municipal securities	$803	$(2)	$—	$—	$803	$(2)
Corporate debt securities	2,573	(2)	—	—	2,573	(2)
SBA pool securities	28,521	(285)	4,825	(124)	33,346	(409)
Mortgage-backed securities	99,279	(416)	52,326	(467)	151,605	(883)
Total debt securities	$131,176	$(705)	$57,151	$(591)	$188,327	$(1,296)

As of December 31, 2020, the Company’s security portfolio consisted of 510 securities, 40 of which were in an unrealized loss position. At December 31, 2020, the Company held 27 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At December 31, 2020, the Company held seven SBA pool securities and six corporate securities that were in an unrealized loss position.

During 2020 and 2019, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2020 or 2019.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2020, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2020, management determined $112,000 was attributable to credit impairment and increased the allowance for credit losses accordingly. The remaining $443,000 in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Year Ended December 31, 2020
Allowance for credit losses
Beginning balance	$—
Current-period provision for expected credit losses	112
Ending balance	$112

At December 31, 2020 and 2019, all of the Company's mortgage-backed securities were obligations of government-sponsored agencies.

The following table is a summary of sales activities in the Company's investment securities available for sale:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Gross gains on sales of securities	$—	$522	$390
Gross losses on sales of securities	—	(464)	(301)
Net realized gains on sales of securities available for sale	$—	$58	$89

Sales proceeds	$—	$64,995	$68,727

Total gain (loss) on securities reported on the consolidated statements of income is comprised of the following:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net realized gains on sales of securities available for sale	$—	$58	$89
Unrealized holding gains (losses) on equity securities	5	19	(126)
Net realized gains on sales of other investments	—	61	—
Total gain (loss) on securities	$5	$138	$(37)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table.

	December 31,
(dollars in thousands)	2020	2019
Commercial, financial and agricultural	$1,627,477	$802,171
Consumer installment	306,995	498,577
Indirect automobile	580,083	1,061,824
Mortgage warehouse	916,353	526,369
Municipal	659,403	564,304
Premium finance	687,841	654,669
Real estate – construction and development	1,606,710	1,549,062
Real estate – commercial and farmland	5,300,006	4,353,039
Real estate – residential	2,796,057	2,808,461
	$14,480,925	$12,818,476

Included in commercial, financial and agricultural loans at December 31, 2020 above is $827.4 million related to PPP loans.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

	December 31,
(dollars in thousands)	2020	2019
Commercial, financial and agricultural	$9,836	$9,236
Consumer installment	709	831
Indirect automobile	2,831	1,746
Premium finance	—	600
Real estate – construction and development	5,407	1,988
Real estate – commercial and farmland	18,517	23,797
Real estate – residential	39,157	36,926
	$76,457	$75,124
There was no interest income recognized on nonaccrual loans during the year ended December 31, 2020.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	December 31, 2020
Commercial, financial and agricultural	$764
Real estate – construction and development	416
Real estate – commercial and farmland	7,015
Real estate – residential	5,299
$13,494

The following tables present an analysis of past-due loans as of December 31, 2020 and 2019:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2020
Commercial, financial and agricultural	$4,576	$2,018	$5,652	$12,246	$1,615,231	$1,627,477	$—
Consumer installment	2,189	1,114	2,318	5,621	301,374	306,995	1,755
Indirect automobile	3,293	1,006	2,171	6,470	573,613	580,083	—
Mortgage warehouse	—	—	—	—	916,353	916,353	—
Municipal	—	—	—	—	659,403	659,403	—
Premium finance	7,188	3,895	6,571	17,654	670,187	687,841	6,571
Real estate – construction and development	13,348	723	5,150	19,221	1,587,489	1,606,710	—
Real estate – commercial and farmland	5,370	1,701	8,651	15,722	5,284,284	5,300,006	—
Real estate – residential	20,519	3,125	34,081	57,725	2,738,332	2,796,057	—
Total	$56,483	$13,582	$64,594	$134,659	$14,346,266	$14,480,925	$8,326

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2019
Commercial, financial and agricultural	$3,609	$2,251	$6,484	$12,344	$789,827	$802,171	$—
Consumer installment	3,488	1,336	1,452	6,276	492,301	498,577	922
Indirect automobile	5,978	1,067	1,522	8,567	1,053,257	1,061,824	21
Mortgage warehouse	—	—	—	—	526,369	526,369	—
Municipal	—	—	—	—	564,304	564,304	—
Premium finance	13,801	8,022	5,411	27,234	627,435	654,669	4,811
Real estate – construction and development	7,785	1,224	1,583	10,592	1,538,470	1,549,062	—
Real estate – commercial and farmland	7,404	3,405	15,598	26,407	4,326,632	4,353,039	—
Real estate – residential	46,226	15,277	31,083	92,586	2,715,875	2,808,461	—
Total	$88,291	$32,582	$63,133	$184,006	$12,634,470	$12,818,476	$5,754

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the allowance for credit loss as the amount by which the amortized cost basis of the financial asset exceeded the estimated fair value of the collateral. As of December 31, 2020, there were $123.1 million of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

The following table presents an analysis of collateral-dependent financial assets and related allowance for credit losses:

(dollars in thousands)	December 31, 2020
	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$5,490	$2,252
Premium finance	3,523	—
Real estate – construction and development	4,173	512
Real estate – commercial and farmland	100,180	21,001
Real estate – residential	9,716	891
	$123,082	$24,656

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

The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans	$75,124	$42,058
Troubled debt restructurings not included above	29,609	28,063
Total impaired loans	$104,733	$70,121

Interest income recognized on impaired loans	$4,131	$3,030
Foregone interest income on impaired loans	$4,100	$2,336

The following table present an analysis of information pertaining to impaired loans as of December 31, 2019.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2019
Commercial, financial and agricultural	$18,438	$1,911	$7,840	$9,751	$1,542	$6,287
Consumer installment	2,179	839	—	839	—	767
Indirect automobile	1,845	1,746	—	1,746	—	592
Premium finance	757	—	757	757	156	524
Real estate – construction and development	4,893	1,319	1,605	2,924	204	7,278
Real estate – commercial and farmland	42,515	12,147	18,381	30,528	953	23,280
Real estate – residential	62,675	13,413	44,775	58,188	3,592	51,817
Total	$133,302	$31,375	$73,358	$104,733	$6,447	$90,545

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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 9 at December 31, 2020.

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial, Financial and Agricultural
Risk Grade:
1	$829,710	$2,912	$1,055	$387	$490	$4,961	$36,373	$875,888
2	1,213	1,512	668	996	172	967	14,317	19,845
3	109,352	54,266	16,932	17,968	7,027	3,905	68,806	278,256
4	86,837	71,645	74,388	37,779	15,359	23,069	85,366	394,443
5	4,061	4,269	4,772	7,443	804	5,842	4,352	31,543
6	21	72	506	193	3,509	1,232	632	6,165
7	3,312	3,460	2,579	3,573	1,294	5,214	1,886	21,318
8	—	—	—	—	—	—	19	19
Total commercial, financial and agricultural	$1,034,506	$138,136	$100,900	$68,339	$28,655	$45,190	$211,751	$1,627,477
Consumer Installment
Risk Grade:
1	$6,782	$3,001	$1,550	$583	$95	$1	$667	$12,679
2	—	—	46	2	—	63	42	153
3	15,172	6,960	2,838	887	1,455	601	4,389	32,302
4	120,800	53,593	53,182	16,329	3,121	9,437	3,556	260,018
5	49	127	28	30	3	242	8	487
6	—	2	9	—	—	145	—	156
7	30	209	72	105	134	553	97	1,200
Total consumer installment	$142,833	$63,892	$57,725	$17,936	$4,808	$11,042	$8,759	$306,995
Indirect Automobile
Risk Grade:
1	$—	$—	$—	$—	$—	$—	$—	$—
2	—	—	81	31	5,356	3,054	—	8,522
3	—	35,432	187,656	188,302	103,570	52,781	—	567,741
4	—	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—	—
6	—	—	57	70	62	85	—	274
7	—	163	519	561	1,078	1,225	—	3,546
Total indirect automobile	$—	$35,595	$188,313	$188,964	$110,066	$57,145	$—	$580,083
Mortgage Warehouse
Risk Grade:
3	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Municipal
Risk Grade:
1	$91,692	$12,685	$8,944	$143,741	$124,929	$97,923	$—	$479,914
2	73,000	—	—	—	9,410	—	—	82,410
3	39,990	713	—	5,453	7,204	5,489	—	58,849
4	31,394	—	—	—	—	6,836	—	38,230
Total municipal	$236,076	$13,398	$8,944	$149,194	$141,543	$110,248	$—	$659,403

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Premium Finance
Risk Grade:
2	$661,614	$18,236	$515	$746	$121	$38	$—	$681,270
7	5,811	760	—	—	—	—	—	6,571
Total premium finance	$667,425	$18,996	$515	$746	$121	$38	$—	$687,841
Real Estate – Construction and Development
Risk Grade:
3	$59,325	$7,035	$6,870	$8,046	$3,415	$6,916	$1,293	$92,900
4	605,254	445,496	205,444	50,181	14,672	26,915	68,574	1,416,536
5	1,614	26,720	9,612	13,261	17,712	10,127	107	79,153
6	685	1,036	3,646	1,302	—	4,564	—	11,233
7	15	2,858	566	271	42	3,136	—	6,888
Total real estate – construction and development	$666,893	$483,145	$226,138	$73,061	$35,841	$51,658	$69,974	$1,606,710
Real Estate – Commercial and Farmland
Risk Grade:
1	$—	$—	$161	$—	$—	$—	$—	$161
2	7,482	540	521	2,131	4,375	10,663	1,138	26,850
3	918,939	370,703	143,591	197,942	224,712	274,665	67,067	2,197,619
4	344,777	584,814	423,241	331,024	242,573	545,745	34,326	2,506,500
5	4,027	39,216	69,173	80,726	25,561	94,461	1,274	314,438
6	—	10,680	4,895	28,139	7,670	31,224	—	82,608
7	250	54,439	18,574	15,489	27,044	55,763	271	171,830
Total real estate – commercial and farmland	$1,275,475	$1,060,392	$660,156	$655,451	$531,935	$1,012,521	$104,076	$5,300,006
Real Estate - Residential
Risk Grade:
1	$—	$—	$—	$—	$—	$19	$—	$19
2	37	398	12	121	1,275	47,286	1,402	50,531
3	763,101	529,268	254,632	186,531	154,285	388,825	203,491	2,480,133
4	19,296	19,874	15,784	11,607	14,240	53,869	44,276	178,946
5	400	1,768	3,489	3,479	1,151	12,824	3,618	26,729
6	527	1,843	1,030	334	724	3,391	255	8,104
7	3,442	9,387	12,339	4,667	2,157	16,659	2,944	51,595
Total real estate - residential	$786,803	$562,538	$287,286	$206,739	$173,832	$522,873	$255,986	$2,796,057

The following table presents the loan portfolio by risk grade as of December 31, 2019 (in thousands).

Risk Grade	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance	Real Estate - Construction and Development	Real Estate - Commercial and Farmland	Real Estate - Residential	Total
1	$22,396	$13,184	$—	$—	$552,062	$—	$—	$208	$27	$587,877
2	18,937	1,233	18,354	—	2,690	654,069	17,535	35,299	92,255	840,372
3	215,180	33,314	1,033,861	526,369	8,925	—	90,124	1,720,039	2,406,587	6,034,399
4	482,146	449,224	4,009	—	627	—	1,377,674	2,348,083	222,779	4,884,542
5	33,317	208	—	—	—	—	41,759	133,119	24,618	233,021
6	4,901	213	—	—	—	—	17,223	53,941	10,132	86,410
7	25,294	1,191	5,600	—	—	600	4,747	62,350	52,063	151,845
8	—	8	—	—	—	—	—	—	—	8
9	—	2	—	—	—	—	—	—	—	2
Total	$802,171	$498,577	$1,061,824	$526,369	$564,304	$654,669	$1,549,062	$4,353,039	$2,808,461	$12,818,476

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

The Company’s policy states in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard until such time that the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six month required term of satisfactory payment history.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2020 and 2019 totaling $436.0 million and $325.7 million, respectively, under such parameters. These totals do not include modifications under our disaster relief program discussed under the heading "COVID-19 Deferrals" below.

As of December 31, 2020 and 2019, the Company had a balance of $85.0 million and $35.2 million, respectively, in troubled debt restructurings. The Company has recorded $1.2 million and $1.9 million in previous charge-offs on such loans at December 31, 2020 and 2019, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $13.0 million and $3.7 million at December 31, 2020 and 2019, respectively. At December 31, 2020, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2020 and 2019, the Company modified loans as troubled debt restructurings, with principal balances of $49.4 million and $8.5 million, respectively, and these modifications did not have a material impact on the Company's allowance for credit losses. These modifications do not include modifications for which the Company applied the temporary relief under Section 4013 of the CARES Act. The following table presents the loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	7	$855	4	$627
Consumer installment	5	15	10	58
Indirect automobile	488	2,738	—	—
Premium finance	—	—	1	157
Real estate – construction and development	1	17	—	—
Real estate – commercial and farmland	14	31,630	2	220
Real estate – residential	55	14,126	48	7,442
Total	570	$49,381	65	$8,504

Troubled debt restructurings with an outstanding balance of $4.4 million and $4.2 million defaulted during the year ended December 31, 2020 and 2019, respectively, and these defaults did not have a material impact on the Company’s allowance for credit losses. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$2	6	$87
Consumer installment	4	2	5	32
Real estate – construction and development	3	689	1	2
Real estate – commercial and farmland	4	929	5	1,942
Real estate – residential	22	2,756	23	2,130
Total	34	$4,378	40	$4,193

The following tables present the amount of troubled debt restructurings by loan class classified separately as accrual and non-accrual at December 31, 2020 and 2019.

As of December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate – construction and development	4	506	5	707
Real estate – commercial and farmland	28	36,707	7	1,401
Real estate – residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

As of December 31, 2019	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	5	$516	17	$335
Consumer installment	4	8	27	107
Premium finance	1	156	—	—
Real estate – construction and development	6	936	3	253
Real estate – commercial and farmland	21	6,732	8	2,071
Real estate – residential	197	21,261	40	2,857
Total	234	$29,609	95	$5,623

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has begun providing payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of December 31, 2020, $332.8 million in loans remained in payment deferral related to COVID-19 pandemic Disaster Relief Program.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$12,471	0.8%
Consumer installment	1,418	0.5%
Indirect automobile	8,936	1.5%
Real estate – construction and development	11,049	0.7%
Real estate – commercial and farmland	179,183	3.4%
Real estate – residential	119,722	4.3%
	$332,779	2.3%

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain executive officers, directors and their affiliates. These loans are made on substantially the same terms as those prevailing at the time for comparable transaction and do not involve more than normal credit risk. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2020	2019
Balance, January 1	$36,468	$3,072
Advances	34,132	8,938
Repayments	(1,205)	(2,554)
Transactions due to changes in related parties	—	27,012
Ending balance	$69,395	$36,468

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

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged off in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent and foreclosure is probable, the loss is more easily identified and is charged off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to an Asset Quality Rating of 9 (Loss per the regulatory guidance), the uncollectible portion is charged off.

During the year ended December 31, 2020, the allowance for credit losses increased primarily due to deterioration in forecasted macroeconomic factors resulting from the COVID-19 pandemic. The allowance for credit losses was determined at December 31, 2020 using the Moody's baseline economic forecast, which Moody's defines as having a 50% probability that the economy will perform than the baseline projection and the same probability it will perform worse. The current forecast reflects, among other things, a decline in GDP and elevated unemployment levels compared to the forecast the time of adoption of ASC 326 on January 1, 2020. The current forecast also includes an expected improvement in home prices during the forecast period. In general, declines in GDP and elevated unemployment level will result in higher expected losses while improvements in home prices results in lower expected losses for those portfolio segments using those loss drivers. The Company also added additional qualitative factors on its construction and development, residential real estate, commercial real estate and hotel portfolios based principally on risk rating migrations, level of deferrals in the portfolio, expected collateral values and model risk uncertainty.

During the year ended December 31, 2020, the Company sold $87.5 million of selected hotel loans from its commercial real estate portfolio. This sale resulted in charge offs of $17.2 million and a loss on sale of loans of $386,000. The Company designated a portfolio of consumer installment loans, totaling $165.9 million at December 31, 2020, as held for sale during the third and fourth quarters of 2020. The transfer to held for sale resulted in $1.6 million in charge offs and a provision release of approximately $6.7 million.

The following table details activity in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2019	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASU 2016-13	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	8,963	(3,831)	(235)	2,563	399	(198)
Loans charged off	(10,647)	(5,642)	(3,602)	—	—	(6,133)
Recoveries of loans previously charged off	1,889	1,753	1,657	—	—	3,189
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2019	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASU 2016-13	12,248	27,073	19,790	78,661
Provision for loan losses	26,327	78,210	13,290	125,488
Loans charged off	(83)	(27,504)	(853)	(54,464)
Recoveries of loans previously charged off	817	1,449	794	11,548
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Twelve months ended December 31, 2019
Balance, January 1, 2019	$2,352	$3,795	$—	$640	$509	$1,426
Provision for loan losses	3,837	4,268	1,459	—	(25)	2,721
Loans charged off	(3,460)	(5,899)	(1,904)	—	—	(4,351)
Recoveries of loans previously charged off	1,838	1,620	445	—	—	2,754
Balance, December 31, 2019	$4,567	$3,784	$—	$640	$484	$2,550

Period-end allocation:
Loans individually evaluated for impairment (1)	$1,543	$—	$—	$—	$—	$758
Loans collectively evaluated for impairment	3,024	3,784	—	640	484	1,792
Ending balance	$4,567	$3,784	$—	$640	$484	$2,550

Loans:
Individually evaluated for impairment (1)	$8,032	$—	$—	$—	$—	$6,768
Collectively evaluated for impairment	789,252	498,363	1,056,811	526,369	564,304	647,901
Acquired with deteriorated credit quality	4,887	214	5,013	—	—	—
Ending balance	$802,171	$498,577	$1,061,824	$526,369	$564,304	$654,669

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Twelve months ended December 31, 2019
Balance, January 1, 2019	$4,210	$9,659	$6,228	$28,819
Provision for loan losses	454	3,017	4,027	19,758
Loans charged off	(414)	(3,342)	(491)	(19,861)
Recoveries of loans previously charged off	1,745	332	739	9,473
Balance, December 31, 2019	$5,995	$9,666	$10,503	$38,189

Period-end allocation:
Loans individually evaluated for impairment (1)	$204	$953	$3,704	$7,162
Loans collectively evaluated for impairment	5,791	8,713	6,799	31,027
Ending balance	$5,995	$9,666	$10,503	$38,189

Loans:
Individually evaluated for impairment (1)	$1,605	$19,759	$46,311	$82,475
Collectively evaluated for impairment	1,532,786	4,256,397	2,737,095	12,609,278
Acquired with deteriorated credit quality	14,671	76,883	25,055	126,723
Ending balance	$1,549,062	$4,353,039	$2,808,461	$12,818,476

(1)At December 31, 2019, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Twelve months ended December 31, 2018
Balance, January 1, 2018	$2,693	$1,926	$—	$640	$519	$819
Provision for loan losses	(117)	5,468	—	—	(10)	10,253
Loans charged off	(1,908)	(4,414)	—	—	—	(12,467)
Recoveries of loans previously charged off	1,684	815	—	—	—	2,821
Balance, December 31, 2018	$2,352	$3,795	$—	$640	$509	$1,426

Period-end allocation:
Loans individually evaluated for impairment (1)	$191	$—	$—	$—	$—	$379
Loans collectively evaluated for impairment	2,161	3,795	—	640	509	1,047
Ending balance	$2,352	$3,795	$—	$640	$509	$1,426

Loans:
Individually evaluated for impairment (1)	$1,608	$—	$—	$—	$—	$2,360
Collectively evaluated for impairment	676,923	482,390	—	360,922	597,945	408,021
Acquired with deteriorated credit quality	2,189	169	—	—	—	—
Ending balance	$680,720	$482,559	$—	$360,922	$597,945	$410,381

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Twelve months ended December 31, 2018
Balance, January 1, 2018	$4,743	$8,408	$6,043	$25,791
Provision for loan losses	(514)	855	732	16,667
Loans charged off	(731)	(356)	(1,255)	(21,131)
Recoveries of loans previously charged off	712	752	708	7,492
Balance, December 31, 2018	$4,210	$9,659	$6,228	$28,819

Period-end allocation:
Loans individually evaluated for impairment (1)	$479	$2,274	$1,641	$4,964
Loans collectively evaluated for impairment	3,731	7,385	4,587	23,855
Ending balance	$4,210	$9,659	$6,228	$28,819

Loans:
Individually evaluated for impairment (1)	$6,935	$17,231	$25,759	$53,893
Collectively evaluated for impairment	884,258	3,079,049	1,880,922	8,370,430
Acquired with deteriorated credit quality	7,904	56,108	21,221	87,591
Ending balance	$899,097	$3,152,388	$1,927,902	$8,511,914

(1)At December 31, 2018, loans individually evaluated for impairment includes all nonaccrual loans greater than $100,000 and all troubled debt restructurings greater than $100,000, including all troubled debt restructurings and not only those currently classified as troubled debt restructurings.

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2020	2019
Land	$68,370	$74,868
Buildings and leasehold improvements	165,058	167,837
Furniture and equipment	74,821	69,108
Construction in progress	4,530	2,282
Premises and equipment, gross	312,779	314,095
Accumulated depreciation	(89,889)	(80,993)
Premises and equipment, net	$222,890	$233,102

Depreciation expense was approximately $15.8 million, $13.1 million and $10.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2020 and 2019 is summarized below for both the total Company and by the Company's reportable segments.

	December 31,
(dollars in thousands)	2020	2019
Consolidated
Carrying amount of goodwill at beginning of year	$931,637	$503,434
Additions related to acquisitions in current year	—	430,497
Fair value adjustments related to acquisitions in prior year	(3,632)	(2,294)
Carrying amount of goodwill at end of year	$928,005	$931,637

Banking Division
Carrying amount of goodwill at beginning of year	$867,139	$438,144
Additions related to acquisitions in current year	—	430,497
Fair value adjustments related to acquisitions in prior year	(3,632)	(1,502)
Carrying amount of goodwill at end of year	$863,507	$867,139

Premium Finance Division
Carrying amount of goodwill at beginning of year	$64,498	$65,290
Fair value adjustments related to acquisitions in prior year	—	(792)
Carrying amount of goodwill at end of year	$64,498	$64,498

During 2020, the Company recorded a subsequent goodwill fair value adjustment of $(3.6) million related to the Fidelity acquisition. During 2019, the Company recorded net additions to goodwill totaling $428.2 million comprised of $430.5 million related to the Fidelity acquisition and $1.1 million, $(2.6) million and $(792,000) related to subsequent fair value adjustments on the Hamilton, Atlantic and USPF acquisitions, respectively.

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

During the second quarter of 2020, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred. Triggering events included sustained decline in the Company's share price, the impact of COVID-19 on the economy and low interest rate environment. The Company performed a quantitative analysis of goodwill and determined no impairment existed at June 30, 2020.

At September 30, 2020, the Company performed an interim qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values. At December 31, 2020, the Company performed its annual qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results.

The carrying value of intangible assets as of December 31, 2020 and 2019 was $72.0 million and $91.6 million, respectively. Intangible assets are comprised of core deposit intangibles, an insurance agent relationships intangible, a "US Premium Finance" trade name intangible and a non-compete agreement intangible. During 2019, the Company recorded core deposit intangible assets of $50.6 million associated with the Fidelity acquisition. The amortization period used for core deposit intangibles ranges from seven to ten years. The amortization periods used for the insurance agent relationships, the "US Premium Finance" trade name and the non-compete agreement intangible assets are eight years, seven years and three years, respectively.

The following is a summary of information related to acquired intangible assets:

	As of December 31, 2020		As of December 31, 2019
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premiums	$107,958	$50,829	$107,958	$34,220
Insurance agent relationships	22,351	8,149	22,351	5,355
US Premium Finance trade name	1,094	456	1,094	300
Non-compete agreement	162	157	162	104
	$131,565	$59,591	$131,565	$39,979

The aggregate amortization expense for intangible assets was approximately $19.6 million, $17.7 million and $9.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated amortization expense for each of the next five years is as follows (in thousands):

2021	$14,965
2022	12,554
2023	11,054
2024	9,999
2025	8,937
Thereafter	14,465
$71,974

NOTE 7. DEPOSITS

The scheduled maturities of time deposits at December 31, 2020 are as follows:

(dollars in thousands)
2021	$1,691,527
2022	259,478
2023	48,951
2024	21,607
2025	21,873
Thereafter	1,346
$2,044,782

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2020 and 2019 was $524.3 million and $702.3 million, respectively.

As of December 31, 2020, the Company had brokered deposits of $430.2 million. As of December 31, 2019, the Company had brokered deposits of $452.7 million.

Deposits from principal officers, directors, and their affiliates at December 31, 2020 and 2019 were $125.2 million and $118.5 million, respectively.

NOTE 8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At December 31, 2020 and 2019, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of securities sold under repurchase agreements for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Average daily balance during the year	$12,115	$14,043	$15,692
Average interest rate during the year	0.68%	0.61%	0.15%
Maximum month-end balance during the year	$15,998	$23,626	$23,270
Weighted average interest rate at year-end	0.35%	0.81%	0.14%

The following is a summary of the Company’s securities sold under agreements to repurchase at December 31, 2020 and 2019:

	December 31,
(dollars in thousands)	2020	2019
Securities sold under agreements to repurchase	$11,641	$20,635

At December 31, 2020 and 2019, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 9. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2020	2019
FHLB borrowings:
Fixed Rate Advance due January 10, 2020; fixed interest rate of 1.68%	$—	$50,000
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.68%	—	50,000
Fixed Rate Advance due January 13, 2020; fixed interest rate of 1.67%	—	100,000
Fixed Rate Advance due January 15, 2020; fixed interest rate of 1.71%	—	50,000
Fixed Rate Advance due January 16, 2020; fixed interest rate of 1.69%	—	150,000
Fixed Rate Advance due January 17, 2020; fixed interest rate of 1.70%	—	100,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	50,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	200,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.70%	—	25,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	75,000
Fixed Rate Advance due January 21, 2020; fixed interest rate of 1.71%	—	25,000
Fixed Rate Advance due January 23, 2020; fixed interest rate of 1.71%	—	100,000
Fixed Rate Advance due January 27, 2020; fixed interest rate of 1.73%	—	50,000
Fixed Rate Advance due February 18, 2020; fixed interest rate of 1.72%	—	100,000
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	—
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	—
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	—
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,411	1,422
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	977	985
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,567	1,712
Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $812 and $943, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,188	74,057
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $2,165 and $2,408, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	117,835	117,592
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,150 and $1,596, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	76,150	76,595
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,973 and $0, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,027	—
Other debt:
Advance from correspondent bank due September 5, 2026; secured by a loan receivable; fixed interest rate of 2.09%	—	1,346
	$425,155	$1,398,709

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2020, $3.08 billion was available for borrowing on lines with the FHLB.

As of December 31, 2020, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At December 31, 2020, the Company had $2.96 billion of loans pledged at the Federal Reserve discount window and had $1.90 billion available for borrowing.

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

On September 28, 2020, the Company completed the public offering and sale of $110.0 million in aggregate principal amount of its 3.875% Fixed-To-Floating Rate Subordinated Notes due 2030 (the “2030 subordinated notes”). The 2030 subordinated notes were sold to the public at par pursuant to an underwriting agreement and were issued pursuant to an indenture and a supplemental indenture. The 2030 subordinated notes will mature on October 1, 2030 and through September 30, 2025 will bear a fixed rate of interest of 3.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Beginning October 1, 2025, the interest rate on the 2030 subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 3.753%, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning October 1, 2025, the Company may, at its option, redeem the 2030 subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The 2027, 2029 and 2030 subordinated notes are unsecured and rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the 2027, 2029 and 2030 subordinated notes. The 2027, 2029 and 2030 subordinated notes are subordinated in right of payment to all senior indebtedness of the Company. The 2027, 2029 and 2030 subordinated notes are obligations of the Company only and are not guaranteed by any subsidiaries, including the Bank. Additionally, the 2027, 2029 and 2030 subordinated notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, meaning that creditors of the Company’s subsidiaries (including, in the case of the Bank, its depositors) generally will be paid from those subsidiaries’ assets before holders of the 2027, 2029 and 2030 subordinated notes have any claim to those assets.

As a result of the Fidelity acquisition on July 1, 2019, the Bank assumed $75.0 million in aggregate principal amount of 5.875% Fixed-To-Floating Rate Subordinated Notes due 2030 (the "Bank subordinated notes"). The Bank subordinated notes were acquired inclusive of an unaccreted purchase accounting fair value adjustment of $1.3 million. The Bank subordinated notes will mature on May 31, 2030, and through May 31, 2025 will bear a fixed rate of interest of 5.875% per annum, payable semi-annually in arrears on December 1 and June 1 of each year. Beginning on June 1, 2025, the interest rate on the Bank subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month LIBOR plus 3.63%, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning June 1, 2025, the Bank may, at its option, redeem the Bank subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The Bank subordinated notes of the Bank are unsecured and structurally rank senior to all other unsecured subordinated indebtedness of the Company. The Bank subordinated notes are subordinated in right of payment to all senior indebtedness of the Bank.

For regulatory capital adequacy purposes, the Bank subordinated notes qualify as Tier 2 capital for the Bank and the 2027, 2029, 2030 and Bank subordinated notes (collectively "subordinated notes") qualify as Tier 2 capital for the Company. If in the future the subordinated notes no longer qualify as Tier 2 capital, the subordinated notes may be redeemed by the Bank or Company at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, subject to prior approval by the Board of Governors of the Federal Reserve System.

NOTE 10. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Through formation and various acquisitions, the Company has assumed subordinated deferrable interest debenture obligations related to trusts that issued trust preferred securities. Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements.  However, the subordinated deferrable interest debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. The Company's investment in the common stock of the trusts is included in other assets and totaled $4.7 million and $4.9 million at December 31, 2020 and 2019, respectively. In addition, the related interest expense continues to be included in the consolidated statements of income. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 2 Capital.

At any interest payment date, the Company may redeem the debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part. In March 2020, the Company redeemed at par approximately $5.2 million of subordinated deferrable interest debentures issued during the second quarter of 2004 by First National Banc, Inc. which was acquired by the Company in December 2005. This subsequently caused the redemption of all of the common and capital (preferred) securities in First National Banc Statutory Trust I by the same amount in aggregate. At the time of redemption, the floating rate on this instrument was 4.74%.

The following table summarizes the terms of the Company's outstanding subordinated deferrable interest debentures as of December 31, 2020:

						December 31, 2020
(dollars in thousands) Name of Trust	Issuance Date	Rate	Rate at December 31, 2020	Maturity Date	Issuance Amount	Unaccreted Purchase Discount	Carrying Value
Prosperity Bank Statutory Trust II	March 2003	3-month LIBOR plus 3.15%	3.40%	March 26, 2033	$4,640	$969	$3,671
Fidelity Southern Statutory Trust I	June 2003	3-month LIBOR plus 3.10%	3.35%	June 26, 2033	15,464	1,227	14,237
Coastal Bankshares Statutory Trust I	August 2003	3-month LIBOR plus 3.15%	3.39%	October 7, 2033	5,155	987	4,168
Jacksonville Statutory Trust I	June 2004	3-month LIBOR plus 2.63%	2.86%	June 17, 2034	4,124	812	3,312
Prosperity Banking Capital Trust I	June 2004	3-month LIBOR plus 2.57%	2.81%	June 30, 2034	5,155	1,383	3,772
Merchants & Southern Statutory Trust I	March 2005	3-month LIBOR plus 1.90%	2.13%	March 17, 2035	3,093	899	2,194
Fidelity Southern Statutory Trust II	March 2005	3-month LIBOR plus 1.89%	2.12%	March 17, 2035	10,310	2,047	8,263
Atlantic BancGroup, Inc. Statutory Trust I	September 2005	3-month LIBOR plus 1.50%	1.72%	September 15, 2035	3,093	1,134	1,959
Coastal Bankshares Statutory Trust II	December 2005	3-month LIBOR plus 1.60%	1.82%	December 15, 2035	10,310	3,429	6,881
Cherokee Statutory Trust I	November 2005	3-month LIBOR plus 1.50%	1.72%	December 15, 2035	3,093	686	2,407
Prosperity Bank Statutory Trust III	January 2006	3-month LIBOR plus 1.60%	1.82%	March 15, 2036	10,310	3,815	6,495
Merchants & Southern Statutory Trust II	March 2006	3-month LIBOR plus 1.50%	1.72%	June 15, 2036	3,093	1,046	2,047
Jacksonville Statutory Trust II	December 2006	3-month LIBOR plus 1.73%	1.95%	December 15, 2036	3,093	934	2,159
Ameris Statutory Trust I	December 2006	3-month LIBOR plus 1.63%	1.85%	December 15, 2036	37,114	—	37,114
Fidelity Southern Statutory Trust III	August 2007	3-month LIBOR plus 1.40%	1.62%	September 15, 2037	20,619	5,542	15,077
Prosperity Bank Statutory Trust IV	September 2007	3-month LIBOR plus 1.54%	1.76%	December 15, 2037	7,940	4,139	3,801
Jacksonville Bancorp, Inc. Statutory Trust III	June 2008	3-month LIBOR plus 3.75%	3.97%	September 15, 2038	7,784	996	6,788
Total					$154,390	$30,045	$124,345

NOTE 11. SHAREHOLDERS' EQUITY

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020, the Company announced that its Board of Directors approved the extension of the share repurchase program through October 31, 2021. Repurchases of shares will be made, if at all, in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the repurchase of any specific number of shares. As of December 31, 2020, $14.3 million, or 358,664 shares of the Company's common stock had been repurchased under the new program.

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

On January 31, 2018, in exchange for the final 70% of the outstanding shares of common stock of USPF not previously acquired by the Company, the Company issued 830,301 unregistered shares of its common stock and paid $8.9 million in cash to the selling shareholders of USPF. The issuance of the 830,301 common shares, valued at $53.55 per share at the time of issuance, resulted in an increase in shareholders’ equity of $44.5 million. The selling shareholders of USPF could receive additional cash payments aggregating up to $5.8 million based on the achievement by the Company's premium finance division of certain income targets, between January 1, 2018 and June 30, 2019. The total contingent consideration paid was $1.2 million based on results achieved through the applicable measurement period.

On February 16, 2018, a registration statement was filed with the Securities and Exchange Commission to register the resale or other disposition of the combined 944,586 shares issued on January 3, 2018 and January 31, 2018.

For additional information regarding the USPF acquisition, see Note 2.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statements of income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of December 31, 2020, 2019 and 2018.

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(147)	$18,142	$17,995
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	147	15,363	15,510
Balance, December 31, 2020	$—	$33,505	$33,505

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(46)	(46)
Current year changes, net of tax	(498)	23,365	22,867
Balance, December 31, 2019	$(147)	$18,142	$17,995

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$292	$(1,572)	$(1,280)
Reclassification to retained earnings due to change in federal corporate tax rate	(53)	(339)	(392)
Adjusted balance, January 1, 2018	239	(1,911)	(1,672)
Reclassification for gains included in net income, net of tax	—	(70)	(70)
Current year changes, net of tax	112	(3,196)	(3,084)
Balance, December 31, 2018	$351	$(5,177)	$(4,826)

NOTE 13. – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following provides information on noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$15,988	$18,909	$18,945
Overdraft fees	17,903	21,710	18,267
Other service charges on deposit accounts	10,254	10,173	8,916
Total ASC 606 revenue included in service charges on deposits accounts	44,145	50,792	46,128
Total service charges on deposit accounts	$44,145	$50,792	$46,128

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$3,633	$3,228	$2,721
Total ASC 606 revenue included in other service charges, commission and fees	3,633	3,228	2,721
Other	281	338	250
Total other service charges, commission and fees	$3,914	$3,566	$2,971

Other noninterest income
ASC 606 revenue items
Trust and wealth management	$3,142	$1,467	$89
Total ASC 606 revenue included in other noninterest income	3,142	1,467	89
Other	13,991	16,683	12,879
Total other noninterest income	$17,133	$18,150	$12,968

The following provides information on net gains (losses) recognized on the sale of OREO for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net gains (losses) recognized on sale of OREO	$365	$10	$(459)

NOTE 14. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Current - federal	$73,705	$21,994	$27,714
Current - state	12,479	5,328	1,375
Deferred - federal	(7,881)	19,639	496
Deferred - state	(47)	3,182	878
	$78,256	$50,143	$30,463

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Federal income statutory rate	21%	21%	21%

Tax at federal income tax rate	$71,460	$44,433	$31,813
Change resulting from:
State income tax, net of federal benefit	9,812	7,389	1,965
Tax-exempt interest	(3,726)	(2,911)	(3,095)
Increase in cash value of bank owned life insurance	(594)	(581)	(382)
Excess tax (benefit) deficiency from stock compensation	371	(108)	(602)
Nondeductible merger expenses	2	799	1,002
Other	2,827	1,122	(238)
Benefit related to carryback claims resulting from the CARES Act	(1,896)	—	—
Provision for income taxes	$78,256	$50,143	$30,463

The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2020	2019
Deferred tax assets
Allowance for credit losses	$59,643	$9,596
Deferred compensation	5,722	3,459
Deferred loan fees	5,224	—
Deferred gain on interest rate swap	—	39
Nonaccrual interest	—	107
Purchase accounting adjustments	17,266	21,104
Other real estate owned	2,647	4,556
Net operating loss tax carryforward	17,176	18,775
Tax credit carryforwards	931	3,701
FDIC-assisted transaction adjustments	—	2,060
Capitalized costs, accrued expenses and other	2,815	4,840
Lease liability	19,314	10,619
	130,738	78,856

	December 31,
(dollars in thousands)	2020	2019
Deferred tax liabilities
Premises and equipment	14,337	12,211
Mortgage servicing rights	35,806	25,990
Subordinated debentures	6,169	7,226
Goodwill and intangible assets	13,165	15,756
Unrealized gain on securities available for sale	9,263	5,430
Right of use lease asset	18,684	10,063
	97,424	76,676

Net deferred tax asset	$33,314	$2,180

At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $68.4 million which expire at various dates from 2027 to 2035. At December 31, 2020, the Company had state net operating loss carryforwards of approximately $64.9 million which expire at various dates from 2027 to 2035. The federal net operating loss carryforwards are subject to limitations pursuant to Section 382 of the Internal Revenue Code and are expected to be recovered over the next 15 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 15 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 global pandemic. Section 2303(b) of the CARES Act allows for certain net operating losses generated after December 31, 2017, but before December 31, 2021, to be carried back to the five tax years preceding the loss. The Company has approximately $13.2 million of net operating losses eligible to be carried back to preceding tax years. The Company recorded a benefit of $1.9 million due to the carryback of these net operating losses.

The Company did not record any interest and penalties related to income taxes for the years ended December 31, 2020, 2019 and 2018, and the Company did not have any amount accrued for interest and penalties at December 31, 2020, 2019 and 2018.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by federal taxing authorities for years before 2017 and state taxing authorities for years before 2016.

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

The aggregate expense under the Plan charged to operations during 2020, 2019 and 2018 amounted to $5.9 million, $4.4 million and $2.9 million, respectively.

NOTE 16. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $176.5 million and $175.3 million at December 31, 2020 and 2019, respectively. The Company and the Bank assumed certain split dollar agreements in the acquisition of Fidelity which provide for death benefits to designated beneficiaries of the executive or director. Accrued deferred compensation of $722,000 and $698,000 at December 31, 2020 and 2019, respectively, is included in other liabilities. Accrued supplemental executive retirement plan and split dollar agreement liabilities of $9.8 million and $9.5 million at December 31, 2020 and 2019, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $830,000, $386,000 and $739,000 per year for 2020, 2019 and 2018, respectively, which is included in salaries and employee benefits.

NOTE 17. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 1,200,000 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2020, there were 470,502 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2020, 2019 or 2018. As of December 31, 2020, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance-based options.  During 2019, the Company assumed 576,588 fully vested options in the Fidelity acquisition.

As of December 31, 2020, the Company has 258,753 outstanding restricted shares granted under the plans as compensation to certain employees and directors. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is one to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2020, 2019 and 2018, compensation expense related to these grants was approximately $3.3 million, $3.4 million, and $6.2 million, respectively. The total income tax (deficiency) benefit related to these grants was approximately $(161,000), $113,000 and $818,000 in 2020, 2019 and 2018, respectively. Approximately $222,000 of the compensation expense recorded for the year ending December 31, 2020 for restricted stock awards was related to performance-based restricted stock that was not yet granted as of December 31, 2020, and was therefore recorded in other liabilities rather than in shareholders' equity on the Company's consolidated balance sheet as of December 31, 2020.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2020, 2019 and 2018. The total income tax benefit related to stock options was approximately $93,000, $0 and $24,000 in 2020, 2019 and 2018, respectively.

The fair value of each share-based compensation grant is estimated on the date of grant using the Black-Scholes option-pricing model.

A summary of the activity of non-performance-based and performance-based options as of December 31, 2020 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	387,193	$26.51			—	$—
Exercised	(107,498)	22.26		$1,128	—	—		$—
Under option, end of year	279,695	$28.13	1.26	$2,780	—	$—	0	$—
Exercisable at end of year	279,695	$28.13	1.26	$2,780	—	$—	0	$—

A summary of the activity of non-performance-based and performance-based options as of December 31, 2019 is presented below.

	Non-Performance-Based				Performance-Based
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	—	$—			7,711	$6.94
Options assumed pursuant to acquisition of Fidelity	576,588	26.62			—	—
Exercised	(189,395)	26.85		$2,437	(7,711)	6.94		$229
Under option, end of year	387,193	$26.51	1.91	$6,208	—	$—	0	$—
Exercisable at end of year	387,193	$26.51	1.91	$6,208	—	$—	0	$—

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2020, and 2019 is presented below.

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	182,401	$44.04	161,746	$43.40
Granted	164,476	25.17	125,022	39.35
Vested	(75,874)	40.94	(63,072)	32.52
Forfeited	(12,250)	38.99	(41,295)	44.93
Nonvested shares at end of year	258,753	33.21	182,401	44.04

The balance of unearned compensation related to restricted stock grants as of December 31, 2020, 2019 and 2018 was approximately $3.9 million, $3.7 million, and $3.3 million, respectively. At December 31, 2020, the cost is expected to be recognized over a weighted-average period of 1.1 years.

During 2020, the Company issued 38,401 performance stock units ("PSUs") with a weighted average grant date fair value of $25.55 subject to a performance condition tied to tangible book value growth over a three-year period. The Company also granted 38,391 PSUs subject to a three-year performance metric of return on tangible common equity relative to a market index with a potential modifier subject to a total shareholder return ("TSR") performance metric with a weighted average grant date fair value of $24.83. The fair value of the PSUs subject to TSR at the grant date was determined using a Monte Carlo simulation method. The Company communicates threshold, target and maximum performance PSUs and performance targets to the applicable employees at the beginning of the performance periods. Dividends are not paid in respect of the awards during the performance period, although dividend equivalents do accrue over the life of the award and will vest, if at all, at the same time as the PSUs to which they relate. The number of PSUs that ultimately vest at the end of the three-year performance period, if any, will be based on the Company's performance relative to the applicable performance metrics. In 2020, the Company recognized compensation cost related to these grants of approximately $630,000. The balance of unearned compensation related to PSU grants as of December 31, 2020 was approximately $1.3 million.

A summary of the Company's nonvested PSUs for the year ended December 31, 2020 is presented below:

	2020
	Shares	Weighted Average Grant Date Fair Value
Nonvested units at beginning of year	—	$—
Granted	76,792	25.19
Nonvested units at end of year	76,792	25.19

NOTE 18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedge

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on certain junior subordinated debentures. The interest rate swap contract had a notional amount of $37.1 million and was hedging the variable rate on certain junior subordinated debentures described in Note 10 of the consolidated financial statements. The Company received a variable rate of the 90-day LIBOR rate plus 1.63% and paid a fixed rate of 4.11%. The swap matured in September 2020.

This contract was classified as a cash flow hedge of an exposure to changes in the cash flow of a recognized liability. At December 31, 2019, the fair value of the remaining instrument totaled a liability of $187,000. As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings.  Interest expense recorded on this swap transaction totaled $420,000, $(10,000) and $122,000 during 2020, 2019 and 2018, respectively, and is reported as a component of interest expense on other borrowings.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2020, the Company had approximately $1.20 billion of IRLCs and $2.13 billion of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $51.8 million and a derivative liability of $16.4 million. At December 31, 2019, the Company had approximately $288.5 million of IRLCs and $1.81 billion of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $7.8 million and a derivative liability of $4.5 million. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included as a component of mortgage banking activity in the consolidated statements of income.

The net gains (losses) relating to free-standing mortgage banking derivative instruments used for risk management are summarized below as of December 31, 2020, 2019 and 2018.

(dollars in thousands)	Location	December 31, 2020	December 31, 2019	December 31, 2018
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	$(11,944)	$(5,344)	$(1,209)
Interest rate lock commitments	Mortgage banking activity	$43,942	$(3,910)	$(351)

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheets as of December 31, 2020 and 2019.

	2020		2019
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$1,199,939	$51,756	$288,490	$7,814
Total included in other assets	$1,199,939	$51,756	$288,490	$7,814
Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$2,128,000	$16,415	$1,814,669	$4,471
Total included in other liabilities	$2,128,000	$16,415	$1,814,669	$4,471

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

The Company's loans held for sale under the fair value option are comprised of the following:

	December 31,
(dollars in thousands)	2020	2019
Mortgage loans held for sale	$998,050	$1,647,900
SBA loans held for sale	3,757	8,811
Total loans held for sale	$1,001,807	$1,656,711

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net gains of $747,000, $37.7 million and $4.1 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2020, 2019 and 2018, respectively. A net gain of $32.0 million, a net loss of $9.3 million and a net gain of $1.8 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the years ended December 31, 2020, 2019 and 2018, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2020 and 2019.

	December 31,
(dollars in thousands)	2020	2019
Aggregate fair value of mortgage loans held for sale	$998,050	$1,647,900
Aggregate unpaid principal balance of mortgage loans held for sale	947,460	1,598,057
Past due loans of 90 days or more	—	1,649
Nonaccrual loans	—	1,649
Unpaid principal balance of nonaccrual loans	—	1,616

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of December 31, 2020 and 2019.

	December 31,
(dollars in thousands)	2020	2019
Aggregate fair value of SBA loans held for sale	$3,757	$8,811
Aggregate unpaid principal balance of SBA loans held for sale	3,393	8,206
Past due loans of 90 days or more	—	—
Nonaccrual loans	—	—

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, loans held for sale and derivative financial instruments are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral-dependent loans, loan servicing rights and OREO. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

Loans Held for Sale: The Company records mortgage and SBA loans held for sale at fair value under the fair value option. The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy. Other loans held for sale are carried at the lower of cost or fair value.

Loans: The fair value for loans held for investment is estimated using an exit price methodology.  An exit price methodology considers expected cash flows that take into account contractual loan terms, as applicable, prepayment expectations, probability of default, loss severity in the event of default, recovery lag and, in the case of variable rate loans, expectations for future interest rate movements. These cash flows are present valued at a risk adjusted discount rate, which considers the cost of funding, liquidity, servicing costs, and other factors.   Because observable quoted prices seldom exist for identical or similar assets carried in loans held for investment, Level 3 inputs are primarily used to determine fair value exit pricing. The fair value of collateral-dependent loans is estimated based on discounted cash flows or underlying collateral values, where applicable. When foreclosure is probable, the fair value of collateral-dependent loans is determined based on collateral values less estimated costs to sell. The fair value of collateral dependent-loans for which foreclosure is not probable is measured either using discounted cash flows or estimated collateral value. Management has determined that the majority of collateral-dependent loans are Level 3 assets due to the extensive use of market appraisals.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2020 and 2019.

	Recurring Basis Fair Value Measurements December 31, 2020
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$17,504	$—	$17,504	$—
State, county and municipal securities	66,778	—	66,778	—
Corporate debt securities	51,896	—	50,726	1,170
SBA pool securities	62,497	—	62,497	—
Mortgage-backed securities	784,204	—	784,204	—
Loans held for sale	1,001,807	—	1,001,807	—
Mortgage banking derivative instruments	51,756	—	51,756	—
Total recurring assets at fair value	$2,036,442	$—	$2,035,272	$1,170
Financial liabilities:
Mortgage banking derivative instruments	$16,415	$—	$16,415	$—
Total recurring liabilities at fair value	$16,415	$—	$16,415	$—

	Recurring Basis Fair Value Measurements December 31, 2019
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$22,362	$—	$22,362	$—
State, county and municipal securities	105,260	—	105,260	—
Corporate debt securities	52,999	—	51,499	1,500
SBA pool securities	73,912	—	73,912	—
Mortgage-backed securities	1,148,870	—	1,148,870	—
Loans held for sale	1,656,711	—	1,656,711	—
Mortgage banking derivative instruments	7,814	—	7,814	—
Total recurring assets at fair value	$3,067,928	$—	$3,066,428	$1,500
Financial liabilities:
Derivative financial instruments	$187	$—	$187	$—
Mortgage banking derivative instruments	4,471	—	4,471	—
Total recurring liabilities at fair value	$4,658	$—	$4,658	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2020 and 2019.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Collateral-dependent loans	$98,426	$—	$—	$98,426
Other real estate owned	4,964	—	—	4,964
Mortgage servicing rights	130,630	—	—	130,630
SBA servicing rights	5,839	—	5,839	—
Total nonrecurring assets at fair value	$239,859	$—	$5,839	$234,020

December 31, 2019
Impaired loans carried at fair value	$43,788	$—	$—	$43,788
Other real estate owned	17,289	—	—	17,289
Total nonrecurring assets at fair value	$61,077	$—	$—	$61,077

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2020 and 2019, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2020
Recurring:
Investment securities available for sale	$1,170	Discounted par values	Probability of default	18.8%	18.8%
			Loss given default	40%	40%
Nonrecurring:
Collateral-dependent loans	$98,426	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	44%
Other real estate owned	$4,964	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 59%	28%
Mortgage servicing rights	$130,630	Discounted cash flows	Discount rate	9% - 12%	10%
			Prepayment speed	14% - 37%	19%

As of December 31, 2019
Recurring:
Investment securities available for sale	$1,500	Discounted par values	Credit quality of underlying issuer	0%	0%
Nonrecurring:
Impaired loans	$43,788	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	1% - 95%	27%
Other real estate owned	$17,289	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	9% - 89%	31%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements December 31, 2020
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$203,349	$203,349	$—	$—	$203,349
Federal funds sold and interest-bearing accounts	1,913,957	1,913,957	—	—	1,913,957
Time deposits in other banks	249	—	249	—	249
Loans, net	14,183,077	—	—	14,096,711	14,096,711
Accrued interest receivable	76,254	—	3,567	72,687	76,254
Financial liabilities:
Deposits	16,957,823	—	16,968,606	—	16,968,606
Securities sold under agreements to repurchase	11,641	11,641	—	—	11,641
Other borrowings	425,155	—	431,783	—	431,783
Subordinated deferrable interest debentures	124,345	—	116,280	—	116,280
Accrued interest payable	5,487	—	5,487	—	5,487

		Fair Value Measurements December 31, 2019
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$246,234	$246,234	$—	$—	$246,234
Federal funds sold and interest-bearing accounts	375,615	375,615	—	—	375,615
Time deposits in other banks	249	—	249	—	249
Loans, net	12,736,499	—	—	12,806,709	12,806,709
Accrued interest receivable	52,362	—	5,179	47,183	52,362
Financial liabilities:
Deposits	14,027,073	—	14,035,686	—	14,035,686
Securities sold under agreements to repurchase	20,635	20,635	—	—	20,635
Other borrowings	1,398,709	—	1,402,510	—	1,402,510
Subordinated deferrable interest debentures	127,560	—	126,815	—	126,815
FDIC loss-share payable	19,642	—	—	19,657	19,657
Accrued interest payable	11,524	—	11,524	—	11,524

NOTE 20. LEASES

Operating lease cost was $16.1 million and $10.0 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the Company had no sublease income offsetting operating lease cost. Variable rent expense and short-term lease expense were not material for the years ended December 31, 2020 and 2019. Rental expense measured under ASC 840, Leases, amounted to approximately $7.9 million for the year ended December 31, 2018.

The following table presents the impact of leases on the Company's consolidated balance sheets at December 31, 2020 and 2019:

		December 31,
(dollars in thousands)	Location	2020	2019
Operating lease right-of-use assets	Other assets	$73,688	$39,321
Operating lease liabilities	Other liabilities	76,837	42,262

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Year Ended December 31,	Lease Liability
2021	$13,164
2022	10,774
2023	8,629
2024	7,982
2025	6,661
Thereafter	34,691
Total lease payments	$81,901
Less: Interest	(5,064)
Present value of lease liabilities	$76,837

(dollars in thousands)	December 31,
Supplemental lease information	2020	2019
Weighted-average remaining lease term (years)	9.2	5.1
Weighted-average discount rate	1.85%	2.56%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$15,976	$9,910
Operating cash flows from operating leases (lease liability reduction)	$14,056	$10,244
Operating lease right-of-use assets obtained in exchange for leases entered into during the year, net of business combinations	$54,107	$5,826

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$2,826,719	$2,486,949
Unused home equity lines of credit	259,015	262,089
Financial standby letters of credit	33,613	29,232
Mortgage interest rate lock commitments	1,199,939	288,490

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2020 and 2019.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheet. The following table presents activity in the allowance for unfunded commitments for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2020	2019
Balance at beginning of period	$1,077	$—
Adjustment to reflect adoption of ASU 2016-13	12,714	—
Addition due to acquisition	—	1,077
Provision for unfunded commitments	19,063	—
Balance at end of period	$32,854	$1,077

Other Commitments

As of December 31, 2020, letters of credit issued by the FHLB totaling $490.3 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

Litigation and Regulatory Contingencies

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

On November 19, 2019, the Company received a subpoena from the Atlanta Regional Office of the SEC, and the Bank received a grand jury subpoena from the United States Attorney’s Office for the Northern District of Georgia, each requesting that the Company and the Bank produce documents and other materials relating to the Company’s acquisition of USPF, the Bank’s sale of certain loans to CEBV and related disclosures. The Company has cooperated fully with the investigation and has produced all requested documents responsive to the subpoenas. The Company is unable to make any assurances regarding the outcome of the investigation or the impact, if any, that the investigation may have on the Company’s business, consolidated financial condition, results of operations or cash flows.

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

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States and an unprecedented slowdown in economic activity, as many state and local governments have intermittently ordered non-essential businesses to close and residents to shelter in place at home. As a result of the pandemic, commercial customers are experiencing varying levels of disruptions or restrictions on their business activity, and consumers are experiencing interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 pandemic and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the COVID-19 pandemic, its severity, including a resurgence or additional wave of the coronavirus, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine becomes widely available. This could cause a material, adverse effect on the Company’s business, financial condition and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; increases in our allowance for credit losses; and decreases in the value of our intangible assets.

NOTE 22. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2020, $142.1 million of retained earnings were available for dividend declaration without regulatory approval.

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

Under the regulatory capital frameworks adopted by the Federal Reserve and the FDIC, Ameris and the Bank must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8% and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. Ameris and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

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

As of December 31, 2020 and 2019, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$1,701,997	8.99%	$757,195	4.00%		—N/A—
Ameris Bank	$1,964,717	10.39%	$756,510	4.00%	$945,637	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$1,701,997	11.14%	$1,069,425	7.00%		—N/A—
Ameris Bank	$1,964,717	12.87%	$1,068,756	7.00%	$992,417	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$1,701,997	11.14%	$1,298,588	8.50%		—N/A—
Ameris Bank	$1,964,717	12.87%	$1,297,775	8.50%	$1,221,436	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$2,332,385	15.27%	$1,604,138	10.50%		—N/A—
Ameris Bank	$2,165,760	14.19%	$1,603,134	10.50%	$1,526,795	10.00%

As of December 31, 2019
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Consolidated	$1,437,991	8.48%	$678,650	4.00%		—N/A—
Ameris Bank	$1,649,699	9.73%	$677,973	4.00%	$847,446	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Consolidated	$1,437,991	9.93%	$1,014,173	7.00%		—N/A—
Ameris Bank	$1,649,699	11.39%	$1,013,485	7.00%	$941,094	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Consolidated	$1,437,991	9.93%	$1,231,495	8.50%		—N/A—
Ameris Bank	$1,649,699	11.39%	$1,230,661	8.50%	$1,158,269	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Consolidated	$1,874,817	12.94%	$1,521,259	10.50%		—N/A—
Ameris Bank	$1,763,965	12.18%	$1,520,228	10.50%	$1,447,836	10.00%

The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” include a capital conservation buffer of 2.50% for December 31, 2020 and December 31, 2019.

NOTE 23. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$499,031	$129,951	$26,522	$40,334	$30,665	$726,503
Interest expense	27,800	47,592	2,631	7,244	3,483	88,750
Net interest income	471,231	82,359	23,891	33,090	27,182	637,753
Provision for credit losses	125,136	15,850	2,562	2,719	(887)	145,380
Noninterest income	63,165	370,256	3,864	9,200	15	446,500
Noninterest expense
Salaries and employee benefits	160,430	184,765	981	6,893	7,209	360,278
Occupancy and equipment expenses	44,939	6,710	4	391	305	52,349
Data processing and communications expenses	39,040	6,275	270	33	399	46,017
Other expenses	105,965	28,155	176	1,832	3,857	139,985
Total noninterest expense	350,374	225,905	1,431	9,149	11,770	598,629
Income before income tax expense	58,886	210,860	23,762	30,422	16,314	340,244
Income tax expense	19,138	44,286	5,004	6,389	3,439	78,256
Net income	$39,748	$166,574	$18,758	$24,033	$12,875	$261,988

Total assets	$14,250,780	$3,395,811	$922,071	$1,088,611	$781,365	$20,438,638
Goodwill	$863,507	$—	$—	$—	$64,498	$928,005
Other intangible assets, net	$57,129	$—	$—	$—	$14,845	$71,974

	Year Ended December 31, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$478,340	$88,129	$22,370	$12,735	$34,820	$636,394
Interest expense	59,327	43,577	9,753	5,704	12,867	131,228
Net interest income	419,013	44,552	12,617	7,031	21,953	505,166
Provision for credit losses	12,654	3,472	67	544	3,021	19,758
Noninterest income	69,005	118,188	1,999	8,915	6	198,113
Noninterest expense
Salaries and employee benefits	130,134	82,470	934	4,783	5,617	223,938
Occupancy and equipment expenses	35,281	4,666	5	269	375	40,596
Data processing and communications expenses	34,934	2,418	156	32	973	38,513
Other expenses	149,919	12,536	223	1,651	4,561	168,890
Total noninterest expense	350,268	102,090	1,318	6,735	11,526	471,937
Income before income tax expense	125,096	57,178	13,231	8,667	7,412	211,584
Income tax expense	31,609	12,202	2,778	1,820	1,734	50,143
Net income	$93,487	$44,976	$10,453	$6,847	$5,678	$161,441

Total assets	$13,063,461	$3,636,321	$527,527	$267,273	$747,997	$18,242,579
Goodwill	$867,139	$—	$—	$—	$64,498	$931,637
Other intangible assets, net	$73,737	$—	$—	$—	$17,849	$91,586

	Year Ended December 31, 2018
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$323,757	$37,146	$14,522	$7,672	$30,229	$413,326
Interest expense	38,199	13,686	5,434	2,617	9,998	69,934
Net interest income	285,558	23,460	9,088	5,055	20,231	343,392
Provision for credit losses	4,486	584	—	1,137	10,460	16,667
Noninterest income	58,694	48,260	2,021	4,858	4,579	118,412
Noninterest expense
Salaries and employee benefits	100,716	39,469	547	2,709	5,691	149,132
Occupancy and equipment expenses	26,112	2,440	2	234	343	29,131
Data processing and communications expenses	27,026	1,425	122	19	1,793	30,385
Other expenses	71,788	6,998	238	1,298	4,677	84,999
Total noninterest expense	225,642	50,332	909	4,260	12,504	293,647
Income before income tax expense	114,124	20,804	10,200	4,516	1,846	151,490
Income tax expense	23,607	4,335	2,142	948	(569)	30,463
Net income	$90,517	$16,469	$8,058	$3,568	$2,415	$121,027

Total assets	$9,290,437	$1,153,615	$360,839	$139,671	$498,953	$11,443,515
Goodwill	$438,144	$—	$—	$—	$65,290	$503,434
Other intangible assets, net	$37,836	$—	$—	$—	$20,853	$58,689

NOTE 24. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2020 and 2019
(dollars in thousands)

	2020	2019
Assets
Cash and due from banks	$167,643	$102,392
Investment in subsidiaries	2,911,488	2,688,952
Other assets	16,564	16,667
Total assets	$3,095,695	$2,808,011

Liabilities
Other liabilities	$24,212	$19,220
Other borrowings	300,050	191,649
Subordinated deferrable interest debentures	124,345	127,560
Total liabilities	448,607	338,429
Shareholders' equity	2,647,088	2,469,582
Total liabilities and shareholders' equity	$3,095,695	$2,808,011

Condensed Statements of Income
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands)

	2020	2019	2018
Income
Dividends from subsidiaries	$93,000	$67,200	$46,000
Other income	910	493	4,726
Total income	93,910	67,693	50,726

Expense
Interest expense	17,616	16,264	12,670
Other expense	8,300	12,199	8,578
Total expense	25,916	28,463	21,248

Income before taxes and equity in undistributed income of subsidiaries	67,994	39,230	29,478
Income tax benefit	5,225	5,603	5,051
Income before equity in undistributed income of subsidiaries	73,219	44,833	34,529
Equity in undistributed income of subsidiaries	188,769	116,608	86,498
Net income	$261,988	$161,441	$121,027

Condensed Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(dollars in thousands)

	2020	2019	2018
OPERATING ACTIVITIES
Net income	$261,988	$161,441	$121,027
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,810	3,424	6,241
Undistributed earnings of subsidiaries	(188,769)	(116,608)	(86,498)
Increase in interest payable	847	33	313
Decrease (increase) in tax receivable	6,001	(6,860)	1,436
Provision for deferred taxes	(1,225)	1,595	195
Gain on sale of equity security	—	(61)	—
Change attributable to other operating activities	7,652	(2,396)	(2,051)
Total adjustments	(171,684)	(120,873)	(80,364)
Net cash provided by operating activities	90,304	40,568	40,663

INVESTING ACTIVITIES
(Increase) decrease in other investments	(8,012)	282	—
Repayment of advances to subsidiary bank	—	10,000	—
Investment in subsidiary	(75,000)	—	—
Net cash proceeds received from (paid for) acquisitions	—	34,939	(90,542)
Proceeds from bank owned life insurance	2,383	—	—
Net cash (used in) provided by investing activities	(80,629)	45,221	(90,542)

FINANCING ACTIVITIES
Purchase of treasury shares	(7,995)	(18,410)	(2,062)
Dividends paid - common stock	(41,685)	(24,675)	(16,405)
Proceeds from other borrowings	108,149	117,572	70,000
Repayment of other borrowings	(5,155)	(70,000)	—
Proceeds from exercise of stock options	2,262	5,139	914
Net cash provided by financing activities	55,576	9,626	52,447

Net change in cash and cash equivalents	65,251	95,415	2,568
Cash and cash equivalents at beginning of year	102,392	6,977	4,409
Cash and cash equivalents at end of year	$167,643	$102,392	$6,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$16,769	$16,173	$12,357
Cash received during the year for income taxes	$(10,000)	$—	$(7,500)

NOTE 25. QUARTERLY FINANCIAL DATA (unaudited)

The following tables set forth certain consolidated quarterly financial information of the Company for 2020 and 2019. During the first and second quarters of 2020, the Company recorded provision for credit losses of $41.0 million and $88.2 million, respectively, resulting from declines in forecast economic conditions related to the COVID-19 pandemic. During the third quarter of 2019, the Company recorded $65.2 million of pre-tax merger and conversion charges.

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Selected Income Statement Data
Interest income	$178,783	$179,934	$185,018	$182,768
Interest expense	15,327	17,396	21,204	34,823
Net interest income	163,456	162,538	163,814	147,945
Provision for credit losses	(1,510)	17,682	88,161	41,047
Net interest income after provision for credit losses	164,966	144,856	75,653	106,898
Noninterest income	112,143	159,018	120,960	54,379
Other noninterest expense	151,116	153,736	154,873	137,513
Merger and conversion charges	—	(44)	895	540
Income before income taxes	125,993	150,182	40,845	23,224
Income tax	31,708	34,037	8,609	3,902
Net income	$94,285	$116,145	$32,236	$19,322

Per Share Data
Net income – basic	$1.36	$1.68	$0.47	$0.28
Net income – diluted	1.36	1.67	0.47	0.28
Common dividends - cash	0.15	0.15	0.15	0.15

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Selected Income Statement Data
Interest income	$194,076	$188,361	$129,028	$124,929
Interest expense	38,725	39,592	27,377	25,534
Net interest income	155,351	148,769	101,651	99,395
Provision for credit losses	5,693	5,989	4,668	3,408
Net interest income after provision for credit losses	149,658	142,780	96,983	95,987
Noninterest income	55,113	76,993	35,236	30,771
Other noninterest expense	120,149	127,539	77,776	73,368
Merger and conversion charges	2,415	65,158	3,475	2,057
Income before income taxes	82,207	27,076	50,968	51,333
Income tax	20,959	5,692	12,064	11,428
Net income	$61,248	$21,384	$38,904	$39,905

Per Share Data
Net income – basic	$0.88	$0.31	$0.82	$0.84
Net income – diluted	0.88	0.31	0.82	0.84
Common dividends - cash	0.15	0.15	0.10	0.10
NOTE 26. LOAN SERVICING RIGHTS

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

(dollars in thousands)	December 31, 2020	December 31, 2019
Loan Servicing Rights
Residential mortgage	$130,630	$94,902
SBA	5,839	7,886
Indirect automobile	73	247
Total loan servicing rights	$136,542	$103,035

Residential Mortgage Loans

The Company sells certain first-lien residential mortgage loans to third party investors, primarily Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”). The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the consolidated statements of income as part of mortgage banking activity.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded servicing fee income of $31.1 million, $14.0 million and $2.4 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Residential mortgage servicing rights
Beginning carrying value, net	$94,902	$11,814	$5,262
Additions	98,182	12,559	7,502
Addition due to acquisition	—	78,855	—
Amortization	(23,151)	(8,222)	(950)
(Impairment)/recoveries	(39,303)	(104)	—
Ending carrying value, net	$130,630	$94,902	$11,814

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Residential mortgage servicing impairment
Beginning balance	$104	$—	$—
Additions	39,303	104	—
Recoveries	—	—	—
Ending balance	$39,407	$104	$—

The key metrics and the sensitivity of the residential mortgage servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2020	December 31, 2019
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$13,764,529	$8,469,600
Composition of residential loans serviced for others:
FHLMC	21.55%	25.87%
FNMA	61.75%	65.35%
GNMA	16.70%	8.78%
Total	100.00%	100.00%
Weighted average term (months)	340	341
Weighted average age (months)	20	33
Modeled prepayment speed	18.82%	14.41%
Decline in fair value due to a 10% adverse change	(7,154)	(4,455)
Decline in fair value due to a 20% adverse change	(13,664)	(8,520)
Weighted average discount rate	9.50%	9.49%
Decline in fair value due to a 10% adverse change	(4,304)	(3,557)
Decline in fair value due to a 20% adverse change	(8,321)	(6,810)

SBA Loans

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. The net gain on SBA loan sales, amortization and impairment/recoveries of servicing rights, and ongoing servicing fees are recorded in the consolidated statements of income as part of other noninterest income.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded servicing fee income of $4.4 million, $3.6 million and $2.1 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
SBA servicing rights
Beginning carrying value, net	$7,886	$3,012	$1,988
Additions	1,571	1,004	1,714
Addition due to acquisition	—	5,242	—
Purchase accounting adjustment	(1,214)	—	—
Amortization	(1,640)	(1,231)	(690)
(Impairment)/recovery	(764)	(141)	—
Ending carrying value, net	$5,839	$7,886	$3,012

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
SBA servicing impairment
Beginning balance	$141	$—	$—
Additions	764	141	—
Recoveries	—	—	—
Ending balance	$905	$141	$—

The key metrics and the sensitivity of the SBA servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2020	December 31, 2019
SBA servicing rights
Unpaid principal balance of loans serviced for others	$351,325	$339,247
Weighted average life (in years)	3.46	3.81
Modeled prepayment speed	19.14%	17.86%
Decline in fair value due to a 10% adverse change	(335)	(299)
Decline in fair value due to a 20% adverse change	(636)	(570)
Weighted average discount rate	9.55%	11.47%
Decline in fair value due to a 100 basis point adverse change	(151)	(144)
Decline in fair value due to a 200 basis point adverse change	(295)	(280)

Indirect Automobile Loans

The Company acquired a portfolio of indirect automobile loans serviced for others. These loans, or portions of loans, were sold on a servicing retained basis. Amortization and impairment/recoveries of servicing rights, and ongoing servicing fees are recorded in the consolidated statements of income as part of other noninterest income. The Company is not actively originating or selling indirect automobile loans.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Indirect automobile servicing rights
Beginning carrying value, net	$247	$—	$—
Addition due to acquisition	—	777	—
Amortization	(174)	(268)	—
Impairment	—	(262)	—
Ending carrying value, net	$73	$247	$—

During the years ended December 31, 2020, 2019 and 2018, the Company recorded servicing fee income of $1.7 million, $2.3 million and $0, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERIS BANCORP

Date: February 26, 2021	By:	/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr.,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 26, 2021.

/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr., Chief Executive Officer
(principal executive officer)

/s/ Nicole S. Stokes
Nicole S. Stokes, Corporate EVP and Chief Financial Officer
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