Form 10-Q
period 2021-03-31
Ameris Bancorp
filed 2021-05-07
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

 There were 69,731,426 shares of Common Stock outstanding as of April 30, 2021.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Cash and due from banks	$224,159	$203,349
Federal funds sold and interest-bearing deposits in banks	2,534,969	1,913,957
Cash and cash equivalents	2,759,128	2,117,306

Time deposits in other banks	249	249
Investment securities available for sale, at fair value, net of allowance for credit losses at $101 and $112	859,652	982,879
Other investments	27,620	28,202
Loans held for sale (includes loan at fair value of $1,509,528 and $1,001,807)	1,509,528	1,167,659

Loans, net of unearned income	14,599,805	14,480,925
Allowance for credit losses	(178,570)	(199,422)
Loans, net	14,421,235	14,281,503

Other real estate owned, net	8,841	11,880
Premises and equipment, net	231,550	222,890
Goodwill	928,005	928,005
Other intangible assets, net	67,848	71,974
Cash value of bank owned life insurance	176,575	176,467
Deferred income taxes, net	22,367	33,314
Other assets	414,529	416,310
Total assets	$21,427,127	$20,438,638

Liabilities
Deposits:
Noninterest-bearing	$6,804,776	$6,151,070
Interest-bearing	11,071,097	10,806,753
Total deposits	17,875,873	16,957,823
Securities sold under agreements to repurchase	9,320	11,641
Other borrowings	425,231	425,155
Subordinated deferrable interest debentures	124,833	124,345
Other liabilities	234,274	272,586
Total liabilities	18,669,531	17,791,550

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 71,954,088 and 71,753,705 shares issued	71,954	71,754
Capital surplus	1,917,990	1,913,285
Retained earnings	785,984	671,510
Accumulated other comprehensive income, net of tax	26,090	33,505
Treasury stock, at cost, 2,240,662 and 2,212,224 shares	(44,422)	(42,966)
Total shareholders’ equity	2,757,596	2,647,088
Total liabilities and shareholders’ equity	$21,427,127	$20,438,638

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income
Interest and fees on loans	$171,157	$171,242
Interest on taxable securities	6,118	10,082
Interest on nontaxable securities	141	157
Interest on deposits in other banks and federal funds sold	534	1,287
Total interest income	177,950	182,768

Interest expense
Interest on deposits	6,798	24,102
Interest on other borrowings	6,175	10,721
Total interest expense	12,973	34,823

Net interest income	164,977	147,945
Provision for loan losses	(16,579)	37,047
Provision for unfunded commitments	(11,839)	4,000
Provision for other credit losses	(173)	—
Provision for credit losses	(28,591)	41,047
Net interest income after provision for credit losses	193,568	106,898

Noninterest income
Service charges on deposit accounts	10,829	11,844
Mortgage banking activity	98,486	35,333
Other service charges, commissions and fees	1,016	961
Net loss on securities	(12)	(9)
Other noninterest income	7,654	6,250
Total noninterest income	117,973	54,379

Noninterest expense
Salaries and employee benefits	95,985	75,946
Occupancy and equipment	11,781	12,028
Data processing and communications expenses	11,884	11,954
Credit resolution-related expenses	547	2,198
Advertising and marketing	1,431	2,358
Amortization of intangible assets	4,126	5,631
Merger and conversion charges	—	540
Other noninterest expenses	23,044	27,398
Total noninterest expense	148,798	138,053

Income before income tax expense	162,743	23,224
Income tax expense	37,781	3,902
Net income	124,962	19,322

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available for sale, net of tax expense (benefit) of $(1,972) and $5,756	(7,415)	21,653
Net unrealized losses on cash flow hedge during the period, net of tax benefit of $0 and $(26)	—	(97)
Total other comprehensive income (loss)	(7,415)	21,556
Comprehensive income	$117,547	$40,878

Basic earnings per common share	$1.80	$0.28
Diluted earnings per common share	$1.79	$0.28
Weighted average common shares outstanding
Basic	69,392	69,248
Diluted	69,741	69,502
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	86,075	86	513	—	—	—	—	599
Proceeds from exercise of stock options	114,308	114	2,888	—	—	—	—	3,002
Share-based compensation	—	—	1,304	—	—	—	—	1,304
Purchase of treasury shares	—	—	—	—	—	28,438	(1,456)	(1,456)
Net income	—	—	—	124,962	—	—	—	124,962
Dividends on common shares ($0.15 per share)	—	—	—	(10,488)	—	—	—	(10,488)
Other comprehensive income (loss) during the period	—	—	—	—	(7,415)	—	—	(7,415)
Balance, March 31, 2021	71,954,088	$71,954	$1,917,990	$785,984	$26,090	2,240,662	$(44,422)	$2,757,596

	Three Months Ended March 31, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	118,625	119	171	—	—	—	—	290
Proceeds from exercise of stock options	33,532	33	668	—	—	—	—	701
Share-based compensation	—	—	774	—	—	—	—	774
Purchase of treasury shares	—	—	—	—	—	214,716	(7,956)	(7,956)
Net income	—	—	—	19,322	—	—	—	19,322
Dividends on common shares ($0.15 per share)	—	—	—	(10,415)	—	—	—	(10,415)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income (loss) during the period	—	—	—	—	21,556	—	—	21,556
Balance, March 31, 2020	71,651,986	$71,652	$1,908,721	$460,153	$39,551	2,210,712	$(42,927)	$2,437,150

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$124,962	$19,322
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	4,080	3,916
Net losses on sale or disposal of premises and equipment	139	125
Net write-downs on other assets	122	417
Provision for credit losses	(28,591)	41,047
Net write-downs and (gains) losses on sale of other real estate owned	(560)	885
Share-based compensation expense	1,753	559
Amortization of intangible assets	4,126	5,631
Amortization of operating lease right of use assets	2,979	3,400
Provision for deferred taxes	12,919	(7,333)
Net amortization of investment securities available for sale	1,121	1,385
Net loss on securities	12	9
Accretion of discount on purchased loans, net	(6,127)	(6,320)
Net amortization on other borrowings	112	46
Amortization of subordinated deferrable interest debentures	488	485
Loan servicing asset impairment (recovery)	(10,639)	22,165
Originations of mortgage loans held for sale	(2,340,847)	(1,252,379)
Payments received on mortgage loans held for sale	10,680	14,957
Proceeds from sales of mortgage loans held for sale	1,816,503	1,530,122
Net gains on mortgage loans held for sale	(41,720)	(40,809)
Originations of SBA loans	(11,976)	(11,647)
Proceeds from sales of SBA loans	12,518	20,062
Net gains on sale of SBA loans	(1,192)	(1,824)
Increase in cash surrender value of bank owned life insurance	(814)	(969)
Gain on bank owned life insurance proceeds	(603)	—
Net gains on other loans held for sale	(457)	—
Changes in FDIC loss-share payable, net of cash payments	—	(1,506)
Change attributable to other operating activities	(13,597)	(40,757)
Net cash provided by (used in) operating activities	(464,609)	300,989

Investing Activities, net of effects of business combinations
Proceeds from prepayments and maturities of securities available for sale	112,730	76,386
Net (increase) decrease in other investments	570	(14,844)
Net increase in loans	(72,093)	(264,063)
Purchases of premises and equipment	(13,809)	(3,572)
Proceeds from sale of premises and equipment	930	—
Proceeds from sales of other real estate owned	4,048	1,284
Payments paid to FDIC under loss-share agreements	—	(25)
Proceeds from bank owned life insurance	1,309	—
Payments received on other loans held for sale	9,136	—
Proceeds from sales of other loans held for sale	156,803	—
Net cash and cash equivalents received from acquisitions	—	2
Net cash provided by (used in) investing activities	199,624	(204,832)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$918,050	$(182,455)
Net decrease in securities sold under agreements to repurchase	(2,321)	(5,475)
Proceeds from other borrowings	—	2,770,000
Repayment of other borrowings	(36)	(2,625,084)
Repayment of subordinated deferrable interest debentures	—	(5,155)
Proceeds from exercise of stock options	3,002	701
Dividends paid - common stock	(10,432)	(10,426)
Purchase of treasury shares	(1,456)	(7,956)
Net cash provided by (used in) financing activities	906,807	(65,850)

Net increase in cash and cash equivalents	641,822	30,307
Cash and cash equivalents at beginning of period	2,117,306	621,849
Cash and cash equivalents at end of period	$2,759,128	$652,156

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$11,335	$35,234
Income taxes	(1)	(77)
Loans transferred to other real estate owned	449	3,674
Loans transferred from loans held for sale to loans held for investment	48,313	—
Loans provided for the sales of other real estate owned	—	299
Right-of-use assets obtained in exchange for new operating lease liabilities	—	2,889
Change in unrealized gain (loss) on securities available for sale, net of tax	(7,415)	21,653
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	(97)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2021

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2021, the Bank operated 165 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The required reserve rate was set to 0% effective March 26, 2020 and, accordingly, the Bank had no reserve requirement at March 31, 2021 and December 31, 2020.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Accounting Standards Adopted in 2021

ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain technical exceptions. ASU 2019-12 also clarifies and amends the accounting for income taxes in certain areas including, among others: (i) franchise taxes that are partially based on income; (ii) whether step ups in the tax basis of goodwill should be considered part of the acquisition to which it related or recognized as a separate transaction; and (iii) requiring the effect of an enacted change in tax laws or rates to be reflected in the annual effective tax rate computation in the interim period that includes the enactment date. During the first quarter of 2021, the Company adopted this ASU and applied the amendments in this update on a modified retrospective basis for the provision related to franchise taxes and prospectively for all other amendments. The adoption did not have a material impact on the Company's consolidated financial statements.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
U.S. government sponsored agencies	$12,138	$—	$256	$—	$12,394
State, county and municipal securities	60,140	—	2,845	—	62,985
Corporate debt securities	46,131	(101)	946	(229)	46,747
SBA pool securities	54,305	—	1,488	(102)	55,691
Mortgage-backed securities	654,015	—	27,851	(31)	681,835
Total debt securities	$826,729	$(101)	$33,386	$(362)	$859,652

December 31, 2020
U.S. government sponsored agencies	$17,161	$—	$343	$—	$17,504
State, county and municipal securities	63,286	—	3,492	—	66,778
Corporate debt securities	51,639	(112)	602	(233)	51,896
SBA pool securities	59,973	—	2,620	(96)	62,497
Mortgage-backed securities	748,521	—	35,797	(114)	784,204
Total debt securities	$940,580	$(112)	$42,854	$(443)	$982,879

The amortized cost and estimated fair value of debt securities available for sale securities as of March 31, 2021, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,247	$20,462
Due from one year to five years	48,460	50,244
Due from five to ten years	59,558	61,722
Due after ten years	44,449	45,389
Mortgage-backed securities	654,015	681,835
	$826,729	$859,652

Securities with a carrying value of approximately $372.8 million and $438.7 million at March 31, 2021 and December 31, 2020, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2021
Corporate debt securities	$2,920	$(229)	$—	$—	$2,920	$(229)
SBA pool securities	1,755	(13)	3,798	(89)	5,553	(102)
Mortgage-backed securities	10,102	(28)	374	(3)	10,476	(31)
Total debt securities	$14,777	$(270)	$4,172	$(92)	$18,949	$(362)

December 31, 2020
Corporate debt securities	$10,159	$(233)	$—	$—	$10,159	$(233)
SBA pool securities	—	—	3,948	(96)	3,948	(96)
Mortgage-backed securities	24,120	(114)	2	—	24,122	(114)
Total debt securities	$34,279	$(347)	$3,950	$(96)	$38,229	$(443)

As of March 31, 2021, the Company’s security portfolio consisted of 488 securities, 33 of which were in an unrealized loss position. At March 31, 2021, the Company held 21 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At March 31, 2021, the Company held nine U.S. Small Business Administration (“SBA”) pool securities and three corporate securities that were in an unrealized loss position.

During 2021 and 2020, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at March 31, 2021 or December 31, 2020.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2021, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2021, management determined $101,000 was attributable to credit impairment and established the allowance for credit losses accordingly. The remaining $362,000 in unrealized loss was determined to be from factors other than credit.

(dollars in thousands) Allowance for credit losses	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning balance	$112	$—
Provision for expected credit losses	(11)	—
Ending balance	$101	$—

At March 31, 2021 and December 31, 2020, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Total loss on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	March 31, 2021	March 31, 2020
Unrealized holding losses on equity securities	$(12)	$(9)
Total loss on securities	$(12)	$(9)

NOTE 3 – LOANS

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial, financial and agricultural	$1,611,029	$1,627,477
Consumer installment	257,097	306,995
Indirect automobile	482,637	580,083
Mortgage warehouse	880,216	916,353
Municipal	659,228	659,403
Premium finance	706,379	687,841
Real estate – construction and development	1,533,234	1,606,710
Real estate – commercial and farmland	5,616,826	5,300,006
Real estate – residential	2,853,159	2,796,057
	$14,599,805	$14,480,925

Included in commercial, financial and agricultural loans at March 31, 2021 and December 31, 2020 above are $792.0 million and $827.4 million, respectively, related to the SBA's Paycheck Protection Program (“PPP”). Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $67.8 million and $73.4 million at March 31, 2021 and December 31, 2020, respectively. The Company recorded an allowance for credit losses of $556,000 and $718,000 related to deferred interest on loans modified under its Disaster Relief Program at March 31, 2021 and December 31, 2020, respectively.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial, financial and agricultural	$9,686	$9,836
Consumer installment	646	709
Indirect automobile	1,530	2,831
Real estate – construction and development	5,421	5,407
Real estate – commercial and farmland	14,046	18,517
Real estate – residential	39,860	39,157
	$71,189	$76,457

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2021 and 2020.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial, financial and agricultural	$966	$764
Real estate – construction and development	66	416
Real estate – commercial and farmland	3,621	7,015
Real estate – residential	6,842	5,299
	$11,495	$13,494

The following table presents an analysis of past-due loans as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2021
Commercial, financial and agricultural	$5,729	$1,094	$4,922	$11,745	$1,599,284	$1,611,029	$—
Consumer installment	1,774	1,017	1,128	3,919	253,178	257,097	749
Indirect automobile	1,036	318	971	2,325	480,312	482,637	—
Mortgage warehouse	—	—	—	—	880,216	880,216	—
Municipal	—	—	—	—	659,228	659,228	—
Premium finance	4,693	2,833	4,057	11,583	694,796	706,379	4,057
Real estate – construction and development	28,769	1,898	2,621	33,288	1,499,946	1,533,234	291
Real estate – commercial and farmland	9,796	527	8,114	18,437	5,598,389	5,616,826	—
Real estate – residential	13,307	4,199	35,904	53,410	2,799,749	2,853,159	—
Total	$65,104	$11,886	$57,717	$134,707	$14,465,098	$14,599,805	$5,097

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2020
Commercial, financial and agricultural	$4,576	$2,018	$5,652	$12,246	$1,615,231	$1,627,477	$—
Consumer installment	2,189	1,114	2,318	5,621	301,374	306,995	1,755
Indirect automobile	3,293	1,006	2,171	6,470	573,613	580,083	—
Mortgage warehouse	—	—	—	—	916,353	916,353	—
Municipal	—	—	—	—	659,403	659,403	—
Premium finance	7,188	3,895	6,571	17,654	670,187	687,841	6,571
Real estate – construction and development	13,348	723	5,150	19,221	1,587,489	1,606,710	—
Real estate – commercial and farmland	5,370	1,701	8,651	15,722	5,284,284	5,300,006	—
Real estate – residential	20,519	3,125	34,081	57,725	2,738,332	2,796,057	—
Total	$56,483	$13,582	$64,594	$134,659	$14,346,266	$14,480,925	$8,326

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

The following table presents an analysis of collateral-dependent financial assets and related allowance for credit losses:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$5,375	$1,777	$5,490	$2,252
Premium finance	1,577	11	3,523	—
Real estate – construction and development	4,109	619	4,173	512
Real estate – commercial and farmland	93,689	20,378	100,180	21,001
Real estate – residential	12,672	1,579	9,716	891
	$117,422	$24,364	$123,082	$24,656

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of March 31, 2021 and December 31, 2020. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 9 at December 31, 2020.

As of March 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total
Commercial, Financial and Agricultural
Risk Grade:
1	$329,750	$483,062	$2,631	$983	$295	$5,290	$63,365	$885,376
2	7,799	449	8,991	638	810	976	10,771	30,434
3	30,638	69,131	43,563	14,490	17,168	9,080	61,094	245,164
4	38,031	74,263	59,189	77,684	30,449	35,375	75,733	390,724
5	76	4,191	4,543	4,374	6,345	4,493	6,431	30,453
6	3	12	1,673	470	576	3,847	397	6,978
7	343	3,080	3,790	2,686	4,072	6,361	1,568	21,900
Total commercial, financial and agricultural	$406,640	$634,188	$124,380	$101,325	$59,715	$65,422	$219,359	$1,611,029

As of March 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total
Consumer Installment
Risk Grade:
1	$1,597	$5,577	$2,625	$1,308	$510	$33	$155	$11,805
2	—	—	—	33	1	58	41	133
3	5,983	11,263	5,382	2,045	647	1,921	4,991	32,232
4	11,275	87,762	46,500	35,996	14,116	11,715	3,308	210,672
5	—	46	86	12	25	163	—	332
6	—	—	—	9	—	143	6	158
7	—	287	525	188	94	581	86	1,761
9	—	—	2	—	—	—	2	4
Total consumer installment	$18,855	$104,935	$55,120	$39,591	$15,393	$14,614	$8,589	$257,097
Indirect Automobile
Risk Grade:
2	$—	$—	$—	$75	$29	$6,512	$—	$6,616
3	—	—	31,573	162,594	159,571	119,905	—	473,643
6	—	—	—	30	33	101	—	164
7	—	—	38	288	354	1,534	—	2,214
Total indirect automobile	$—	$—	$31,611	$162,987	$159,987	$128,052	$—	$482,637
Mortgage Warehouse
Risk Grade:
3	$—	$—	$—	$—	$—	$—	$880,216	$880,216
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$880,216	$880,216
Municipal
Risk Grade:
1	$25,045	$91,812	$11,565	$8,540	$141,216	$205,673	$—	$483,851
2	—	72,903	—	—	—	13,012	—	85,915
3	—	61,551	682	—	5,452	12,648	—	80,333
4	—	6,285	—	—	—	2,844	—	9,129
Total municipal	$25,045	$232,551	$12,247	$8,540	$146,668	$234,177	$—	$659,228
Premium Finance
Risk Grade:
2	$351,490	$340,097	$9,738	$257	$638	$100	$—	$702,320
7	—	3,980	79	—	—	—	—	4,059
Total premium finance	$351,490	$344,077	$9,817	$257	$638	$100	$—	$706,379

As of March 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total
Real Estate – Construction and Development
Risk Grade:
2	$—	$62	$—	$—	$—	$—	$—	$62
3	14,018	42,007	6,565	4,269	3,444	11,263	873	82,439
4	168,849	545,742	362,783	132,341	49,482	35,491	37,990	1,332,678
5	387	2,136	17,825	38,407	13,755	29,389	106	102,005
6	—	120	892	5,991	598	1,194	—	8,795
7	—	143	3,019	482	629	2,982	—	7,255
Total real estate – construction and development	$183,254	$590,210	$391,084	$181,490	$67,908	$80,319	$38,969	$1,533,234
Real Estate – Commercial and Farmland
Risk Grade:
1	$—	$—	$—	$156	$—	$—	$—	$156
2	—	7,352	380	448	2,094	13,262	17	23,553
3	186,578	928,268	414,458	181,807	248,378	515,131	52,651	2,527,271
4	87,859	366,846	563,285	396,659	255,335	671,363	43,474	2,384,821
5	1,323	17,020	96,085	71,810	63,286	142,589	4,223	396,336
6	—	—	10,313	15,984	47,716	38,807	3	112,823
7	—	7,714	55,005	18,532	13,038	76,935	642	171,866
Total real estate – commercial and farmland	$275,760	$1,327,200	$1,139,526	$685,396	$629,847	$1,458,087	$101,010	$5,616,826
Real Estate - Residential
Risk Grade:
1	$—	$—	$—	$—	$—	$17	$—	$17
2	—	36	388	11	99	42,503	1,313	44,350
3	296,261	731,149	434,948	202,552	154,099	467,379	197,899	2,484,287
4	5,768	29,740	17,636	14,464	10,104	61,238	40,174	179,124
5	481	8,581	28,055	9,476	9,202	28,452	3,523	87,770
6	49	418	951	881	367	3,520	107	6,293
7	789	3,385	10,435	13,031	4,406	16,630	2,642	51,318
Total real estate - residential	$303,348	$773,309	$492,413	$240,415	$178,277	$619,739	$245,658	$2,853,159

As of December 31, 2020	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior		Total
Commercial, Financial and Agricultural
Risk Grade:
1	$829,710	$2,912	$1,055	$387	$490	$4,961	$36,373	$875,888
2	1,213	1,512	668	996	172	967	14,317	19,845
3	109,352	54,266	16,932	17,968	7,027	3,905	68,806	278,256
4	86,837	71,645	74,388	37,779	15,359	23,069	85,366	394,443
5	4,061	4,269	4,772	7,443	804	5,842	4,352	31,543
6	21	72	506	193	3,509	1,232	632	6,165
7	3,312	3,460	2,579	3,573	1,294	5,214	1,886	21,318
8	—	—	—	—	—	—	19	19
Total commercial, financial and agricultural	$1,034,506	$138,136	$100,900	$68,339	$28,655	$45,190	$211,751	$1,627,477
Consumer Installment
Risk Grade:
1	$6,782	$3,001	$1,550	$583	$95	$1	$667	$12,679
2	—	—	46	2	—	63	42	153
3	15,172	6,960	2,838	887	1,455	601	4,389	32,302
4	120,800	53,593	53,182	16,329	3,121	9,437	3,556	260,018
5	49	127	28	30	3	242	8	487
6	—	2	9	—	—	145	—	156
7	30	209	72	105	134	553	97	1,200
Total consumer installment	$142,833	$63,892	$57,725	$17,936	$4,808	$11,042	$8,759	$306,995
Indirect Automobile
Risk Grade:
2	$—	$—	$81	$31	$5,356	$3,054	$—	$8,522
3	—	35,432	187,656	188,302	103,570	52,781	—	567,741
6	—	—	57	70	62	85	—	274
7	—	163	519	561	1,078	1,225	—	3,546
Total indirect automobile	$—	$35,595	$188,313	$188,964	$110,066	$57,145	$—	$580,083
Mortgage Warehouse
Risk Grade:
3	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Municipal
Risk Grade:
1	$91,692	$12,685	$8,944	$143,741	$124,929	$97,923	$—	$479,914
2	73,000	—	—	—	9,410	—	—	82,410
3	39,990	713	—	5,453	7,204	5,489	—	58,849
4	31,394	—	—	—	—	6,836	—	38,230
Total municipal	$236,076	$13,398	$8,944	$149,194	$141,543	$110,248	$—	$659,403

As of December 31, 2020	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior		Total
Premium Finance
Risk Grade:
2	$661,614	$18,236	$515	$746	$121	$38	$—	$681,270
7	5,811	760	—	—	—	—	—	6,571
Total premium finance	$667,425	$18,996	$515	$746	$121	$38	$—	$687,841
Real Estate – Construction and Development
Risk Grade:
3	$59,325	$7,035	$6,870	$8,046	$3,415	$6,916	$1,293	$92,900
4	605,254	445,496	205,444	50,181	14,672	26,915	68,574	1,416,536
5	1,614	26,720	9,612	13,261	17,712	10,127	107	79,153
6	685	1,036	3,646	1,302	—	4,564	—	11,233
7	15	2,858	566	271	42	3,136	—	6,888
Total real estate – construction and development	$666,893	$483,145	$226,138	$73,061	$35,841	$51,658	$69,974	$1,606,710
Real Estate – Commercial and Farmland
Risk Grade:
1	$—	$—	$161	$—	$—	$—	$—	$161
2	7,482	540	521	2,131	4,375	10,663	1,138	26,850
3	918,939	370,703	143,591	197,942	224,712	274,665	67,067	2,197,619
4	344,777	584,814	423,241	331,024	242,573	545,745	34,326	2,506,500
5	4,027	39,216	69,173	80,726	25,561	94,461	1,274	314,438
6	—	10,680	4,895	28,139	7,670	31,224	—	82,608
7	250	54,439	18,574	15,489	27,044	55,763	271	171,830
Total real estate – commercial and farmland	$1,275,475	$1,060,392	$660,156	$655,451	$531,935	$1,012,521	$104,076	$5,300,006
Real Estate - Residential
Risk Grade:
1	$—	$—	$—	$—	$—	$19	$—	$19
2	37	398	12	121	1,275	47,286	1,402	50,531
3	763,101	529,268	254,632	186,531	154,285	388,825	203,491	2,480,133
4	19,296	19,874	15,784	11,607	14,240	53,869	44,276	178,946
5	400	1,768	3,489	3,479	1,151	12,824	3,618	26,729
6	527	1,843	1,030	334	724	3,391	255	8,104
7	3,442	9,387	12,339	4,667	2,157	16,659	2,944	51,595
Total real estate - residential	$786,803	$562,538	$287,286	$206,739	$173,832	$522,873	$255,986	$2,796,057

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

The Company’s policy states that in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard until such time the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. Missed payments under the original loan terms are not considered under the new structure; however, subsequent missed payments are considered non-performance and are not considered toward the six month required term of satisfactory payment history.

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed to be troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2021 and 2020 totaling $118.0 million and $71.3 million, respectively, under such parameters.

As of March 31, 2021 and December 31, 2020, the Company had a balance of $87.1 million and $85.0 million, respectively, in troubled debt restructurings. The Company has recorded $1.2 million and $1.2 million in previous charge-offs on such loans at March 31, 2021 and December 31, 2020, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $14.2 million and $13.0 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the three months ended March 31, 2021 and 2020, the Company modified loans as troubled debt restructurings with principal balances of $8.7 million and $1.0 million, respectively, and these modifications did not have a material impact on the Company’s allowance for credit losses. The following table presents the loans by class modified as troubled debt restructurings which occurred during the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$463	—	$—
Consumer installment	—	—	1	9
Real estate – commercial and farmland	2	7,658	1	64
Real estate – residential	5	572	8	903
Total	11	$8,693	10	$976

Troubled debt restructurings with an outstanding balance of $6.2 million and $3.0 million defaulted during the three months ended March 31, 2021 and 2020, respectively, and these defaults did not have a material impact on the Company’s allowance for credit losses. The following table presents for loans the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$56	1	$200
Consumer installment	5	6	—	—
Indirect automobile	16	94	—	—
Real estate – construction and development	1	1	2	287
Real estate – commercial and farmland	2	5,193	2	681
Real estate – residential	11	809	19	1,800
Total	38	$6,159	24	$2,968

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at March 31, 2021 and December 31, 2020:

March 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$930	12	$854
Consumer installment	8	27	22	53
Indirect automobile	385	1,931	47	321
Real estate – construction and development	4	501	5	706
Real estate – commercial and farmland	27	43,398	10	2,233
Real estate – residential	248	33,324	36	2,818
Total	682	$80,111	132	$6,985

December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate – construction and development	4	506	5	707
Real estate – commercial and farmland	28	36,707	7	1,401
Real estate – residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has also provided payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of March 31, 2021, $235.4 million in loans remained in payment deferral related to COVID-19 pandemic Disaster Relief Program compared with $332.8 million at December 31, 2020.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

	March 31, 2021		December 31, 2020
(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$4,460	0.3%	$12,471	0.8%
Consumer installment	569	0.2%	1,418	0.5%
Indirect automobile	3,536	0.7%	8,936	1.5%
Real estate – construction and development	418	—%	11,049	0.7%
Real estate – commercial and farmland	152,337	2.7%	179,183	3.4%
Real estate – residential	74,101	2.6%	119,722	4.3%
	$235,421	1.6%	$332,779	2.3%

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

During the three months ended March 31, 2021, the allowance for credit losses decreased primarily due to improvement in forecasted macroeconomic factors. The allowance for credit losses was determined at March 31, 2021 using the Moody's baseline economic forecast, which Moody's defines as having a 50% probability the economy will perform better than the baseline projection and the same probability it will perform worse. The current forecast reflects, among other things, improvements in forecast levels of unemployment, home prices and commercial real estate prices compared with the forecast at December 31, 2020.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Provision for loan losses	2,575	5,806	(528)	(145)	(1)	442
Loans charged off	(2,370)	(1,448)	(829)	—	—	(1,343)
Recoveries of loans previously charged off	727	356	700	—	—	1,122
Balance, March 31, 2021	$8,291	$8,790	$1,272	$3,521	$790	$4,100

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422
Provision for loan losses	(22,587)	3,671	(5,812)	(16,579)
Loans charged off	(26)	(1,395)	(163)	(7,574)
Recoveries of loans previously charged off	167	41	188	3,301
Balance, March 31, 2021	$22,858	$91,211	$37,737	$178,570

Three Months Ended March 31, 2020
(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2019	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASU 2016-13	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	3,080	4,149	564	(1)	130	4,634
Loans charged off	(2,486)	(1,142)	(1,231)	—	—	(831)
Recoveries of loans previously charged off	362	321	344	—	—	684
Balance, March 31, 2020	$8,110	$15,124	$3,786	$1,102	$522	$11,508

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2019	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASU 2016-13	12,248	27,073	19,790	78,661
Provision for loan losses	6,734	15,858	1,899	37,047
Loans charged off	—	(928)	(100)	(6,718)
Recoveries of loans previously charged off	342	85	207	2,345
Balance, March 31, 2020	$25,319	$51,754	$32,299	$149,524

NOTE 4 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At March 31, 2021 and December 31, 2020, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Securities sold under agreements to repurchase	$9,320	$11,641

At March 31, 2021 and December 31, 2020 the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 5 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2021	December 31, 2020
FHLB borrowings:
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	$15,000	$15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,408	1,411
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	975	977
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,531	1,567

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $780 and $812, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,220	74,188
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $2,105 and $2,165, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	117,895	117,835
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,119 and $1,150, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	76,119	76,150
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,917 and $1,973, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,083	108,027
	$425,231	$425,155

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2021, $3.55 billion was available for borrowing on lines with the FHLB.

As of March 31, 2021, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2021, the Company had $3.04 billion of loans pledged at the Federal Reserve discount window and had $2.05 billion available for borrowing.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statement of income and comprehensive income. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2021 and 2020:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$—	$33,505	$33,505
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	—	(7,415)	(7,415)
Balance, March 31, 2021	$—	$26,090	$26,090

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(147)	$18,142	$17,995
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	(97)	21,653	21,556
Balance, March 31, 2020	$(244)	$39,795	$39,551

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
(share data in thousands)	2021	2020
Average common shares outstanding	69,392	69,248
Common share equivalents:
Stock options	81	93
Nonvested restricted share grants	172	161
Performance stock units	96	—
Average common shares outstanding, assuming dilution	69,741	69,502

For the three-month periods ended March 31, 2021 and 2020, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive.

NOTE 8 – FAIR VALUE MEASURES

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	March 31, 2021	December 31, 2020
Mortgage loans held for sale	$1,505,121	$998,050
SBA loans held for sale	4,407	3,757
Total loans held for sale	$1,509,528	$1,001,807

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

A net loss of $25.1 million and a net gain of $15.1 million resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2021 and 2020, respectively. A net gain of $27.5 million and net loss of $2.6 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended March 31, 2021 and 2020, respectively. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Aggregate fair value of mortgage loans held for sale	$1,505,121	$998,050
Aggregate unpaid principal balance of mortgage loans held for sale	1,479,606	947,460
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—
Unpaid principal balance of nonaccrual loans	—	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Aggregate fair value of SBA loans held for sale	$4,407	$3,757
Aggregate unpaid principal balance of SBA loans held for sale	3,849	3,393
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2021 and December 31, 2020:

	Recurring Basis Fair Value Measurements
	March 31, 2021
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$12,394	$—	$12,394	$—
State, county and municipal securities	62,985	—	62,985	—
Corporate debt securities	46,747	—	45,577	1,170
SBA pool securities	55,691	—	55,691	—
Mortgage-backed securities	681,835	—	681,835	—
Loans held for sale	1,509,528	—	1,509,528	—
Mortgage banking derivative instruments	62,870	—	62,870	—
Total recurring assets at fair value	$2,432,050	$—	$2,430,880	$1,170

	Recurring Basis Fair Value Measurements
	December 31, 2020
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$17,504	$—	$17,504	$—
State, county and municipal securities	66,778	—	66,778	—
Corporate debt securities	51,896	—	50,726	1,170
SBA pool securities	62,497	—	62,497	—
Mortgage-backed securities	784,204	—	784,204	—
Loans held for sale	1,001,807	—	1,001,807	—
Mortgage banking derivative instruments	51,756	—	51,756	—
Total recurring assets at fair value	$2,036,442	$—	$2,035,272	$1,170
Financial liabilities:
Mortgage banking derivative instruments	$16,415	$—	$16,415	$—
Total recurring liabilities at fair value	$16,415	$—	$16,415	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2021 and December 31, 2020:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Collateral-dependent loans	$93,058	$—	$—	$93,058
Other real estate owned	299	—	—	299
Mortgage servicing rights	154,746	—	—	154,746
Total nonrecurring assets at fair value	$248,103	$—	$—	$248,103

December 31, 2020
Collateral-dependent loans	$98,426	$—	$—	$98,426
Other real estate owned	4,964	—	—	4,964
Mortgage servicing rights	130,630	—	—	130,630
SBA servicing rights	5,839	—	5,839	—
Total nonrecurring assets at fair value	$239,859	$—	$5,839	$234,020

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2021 and the year ended December 31, 2020, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2021
Recurring:
Investment securities available for sale	$1,170	Discounted par values	Probability of default	17.1%	17.1%
			Loss given default	39%	39%
Nonrecurring:
Collateral-dependent loans	$93,058	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 57%	44%
Other real estate owned	$299	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 36%	27%
Mortgage servicing rights	$154,746	Discounted cash flows	Discount rate	9% - 10%	9%
			Prepayment speed	11% - 38%	13%

December 31, 2020
Recurring:
Investment securities available for sale	$1,170	Discounted par values	Probability of default	18.8%	18.8%
			Loss given default	40%	40%
Nonrecurring:
Collateral-dependent loans	$98,426	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	44%
Other real estate owned	$4,964	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 59%	28%
Mortgage servicing rights	$130,630	Discounted cash flows	Discount rate	9% - 12%	10%
			Prepayment speed	14% - 37%	19%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		March 31, 2021
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$224,159	$224,159	$—	$—	$224,159
Federal funds sold and interest-bearing accounts	2,534,969	2,534,969	—	—	2,534,969
Time deposits in other banks	249	—	249	—	249
Loans, net	14,328,177	—	—	14,339,254	14,339,254
Accrued interest receivable	70,697	—	3,469	67,228	70,697
Financial liabilities:
Deposits	17,875,873	—	17,870,613	—	17,870,613
Securities sold under agreements to repurchase	9,320	9,320	—	—	9,320
Other borrowings	425,231	—	429,650	—	429,650
Subordinated deferrable interest debentures	124,833	—	117,285	—	117,285
Accrued interest payable	7,126	—	7,126	—	7,126

		Fair Value Measurements
		December 31, 2020
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$203,349	$203,349	$—	$—	$203,349
Federal funds sold and interest-bearing accounts	1,913,957	1,913,957	—	—	1,913,957
Time deposits in other banks	249	—	249	—	249
Loans, net	14,183,077	—	—	14,096,711	14,096,711
Accrued interest receivable	76,254	—	3,567	72,687	76,254
Financial liabilities:
Deposits	16,957,823	—	16,968,606	—	16,968,606
Securities sold under agreements to repurchase	11,641	11,641	—	—	11,641
Other borrowings	425,155	—	431,783	—	431,783
Subordinated deferrable interest debentures	124,345	—	116,280	—	116,280
Accrued interest payable	5,487	—	5,487	—	5,487

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$3,193,867	$2,826,719
Unused home equity lines of credit	257,967	259,015
Financial standby letters of credit	31,359	33,613
Mortgage interest rate lock commitments	1,033,336	1,199,939

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2021 and the year ended December 31, 2020.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance at beginning of period	$32,854	$1,077
Adjustment to reflect adoption of ASU 2016-13	—	12,714
Provision for unfunded commitments	(11,839)	4,000
Balance at end of period	$21,015	$17,791

Other Commitments

As of March 31, 2021, letters of credit issued by the FHLB totaling $490.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

Litigation and Regulatory Contingencies

On November 19, 2019, the Company received a subpoena from the Atlanta Regional Office of the Securities and Exchange Commission (the “SEC”), and the Bank received a grand jury subpoena from the United States Attorney’s Office for the Northern District of Georgia, each requesting that the Company and the Bank produce documents and other materials relating to the Company’s acquisition of US Premium Finance Holding Company, the Bank’s sale of certain loans to CEBV LLC and related disclosures. The Company has cooperated fully with the investigation and produced all requested documents responsive to the subpoenas. While the Company remains unable to make any assurances regarding the outcome of the investigation by the United States Attorney's Office, or the impact, if any, that such investigation may have on the Company's business, consolidated financial condition, results of operations or cash flows, the Company received a letter from the SEC staff, dated March 29, 2021, stating that the SEC has concluded its investigation as to the Company and does not intend to recommend any enforcement action against the Company.

Additionally, from time to time, the Company and the Bank are subject to various legal proceedings, claims and disputes that arise in the ordinary course of business. The Company and the Bank are also subject to regulatory examinations, information gathering requests, inquiries and investigations in the ordinary course of business. Based on the Company’s current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on the Company’s results of operations and financial condition for any particular period.

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

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States and an unprecedented slowdown in economic activity, as many state and local governments have intermittently ordered non-essential businesses to close and residents to shelter in place at home. As a result of the pandemic, commercial customers are experiencing varying levels of disruptions or restrictions on their business activity, and consumers are experiencing interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 pandemic and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the duration of the pandemic and spread of the coronavirus, including a resurgence or additional waves of the virus, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, especially as a vaccine becomes widely available. This could cause a material, adverse effect on the Company’s business, financial condition and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; increases in our allowance for credit losses; and decreases in the value of our intangible assets.

NOTE 10 – SEGMENT REPORTING

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$112,379	$30,199	$10,327	$18,034	$7,011	$177,950
Interest expense	(437)	11,215	421	1,399	375	12,973
Net interest income	112,816	18,984	9,906	16,635	6,636	164,977
Provision for credit losses	(23,904)	(4,553)	(145)	(547)	558	(28,591)
Noninterest income	16,738	97,640	980	2,611	4	117,973
Noninterest expense
Salaries and employee benefits	42,723	49,838	330	1,382	1,712	95,985
Equipment and occupancy expenses	10,120	1,476	1	106	78	11,781
Data processing and telecommunications expenses	10,201	1,546	49	1	87	11,884
Other expenses	19,710	8,189	33	295	921	29,148
Total noninterest expense	82,754	61,049	413	1,784	2,798	148,798
Income before income tax expense	70,704	60,128	10,618	18,009	3,284	162,743
Income tax expense	18,456	12,627	2,230	3,782	686	37,781
Net income	$52,248	$47,501	$8,388	$14,227	$2,598	$124,962

Total assets	$14,591,933	$4,086,210	$886,004	$1,055,068	$807,912	$21,427,127
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	53,745	—	—	—	14,103	67,848

	Three Months Ended March 31, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$132,301	$33,411	$4,850	$3,728	$8,478	$182,768
Interest expense	13,926	15,655	1,548	1,547	2,147	34,823
Net interest income	118,375	17,756	3,302	2,181	6,331	147,945
Provision for credit losses	35,997	1,997	(9)	(903)	3,965	41,047
Noninterest income	17,773	34,369	960	1,277	—	54,379
Noninterest expense
Salaries and employee benefits	41,621	31,097	210	1,476	1,542	75,946
Equipment and occupancy expenses	10,347	1,504	1	97	79	12,028
Data processing and telecommunications expenses	10,797	986	41	13	117	11,954
Other expenses	30,645	5,875	34	515	1,056	38,125
Total noninterest expense	93,410	39,462	286	2,101	2,794	138,053
Income (loss) before income tax expense	6,741	10,666	3,985	2,260	(428)	23,224
Income tax expense (benefit)	275	2,408	837	475	(93)	3,902
Net income (loss)	$6,466	$8,258	$3,148	$1,785	$(335)	$19,322

Total assets	$13,201,373	$3,466,766	$548,837	$252,668	$754,904	$18,224,548
Goodwill	867,449	—	—	—	64,498	931,947
Other intangible assets, net	68,857	—	—	—	17,098	85,955
NOTE 11 – LOAN SERVICING RIGHTS

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	March 31, 2021	December 31, 2020
Loan Servicing Rights
Residential mortgage	$154,746	$130,630
SBA	6,445	5,839
Indirect automobile	29	73
Total loan servicing rights	$161,220	$136,542

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

During the three-months ended March 31, 2021, the Company recorded servicing fee income of $10.1 million. During the three-months ended March 31, 2020, the Company recorded servicing fee income of $6.2 million. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing rights	2021	2020
Beginning carrying value, net	$130,630	$94,902
Additions	21,867	16,061
Amortization	(7,484)	(4,166)
Recoveries/(impairment)	9,733	(20,875)
Ending carrying value, net	$154,746	$85,922

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing valuation allowance	2021	2020
Beginning balance	$39,407	$104
Additions	—	20,875
Recoveries	(9,733)	—
Ending balance	$29,674	$20,979

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	March 31, 2021	December 31, 2020
Residential mortgage servicing rights

Unpaid principal balance of loans serviced for others	$14,171,621	$13,764,529
Composition of residential loans serviced for others:
FHLMC	21.05%	21.55%
FNMA	61.40%	61.75%
GNMA	17.55%	16.70%
Total	100.00%	100.00%
Weighted average term (months)	340	340
Weighted average age (months)	20	20
Modeled prepayment speed	13.37%	18.82%
Decline in fair value due to a 10% adverse change	(6,886)	(7,154)
Decline in fair value due to a 20% adverse change	(13,262)	(13,664)
Weighted average discount rate	8.76%	9.50%
Decline in fair value due to a 10% adverse change	(5,522)	(4,304)
Decline in fair value due to a 20% adverse change	(10,671)	(8,321)

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

During the three-months ended March 31, 2021, the Company recorded servicing fee income of $1.0 million. During the three-months ended March 31, 2020, the Company recorded servicing fee income of $1.1 million. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

(dollars in thousands)	Three Months Ended March 31,
SBA servicing rights	2021	2020
Beginning carrying value, net	$5,839	$7,886
Additions	230	375
Purchase accounting adjustment	—	(1,214)
Amortization	(529)	(363)
Recoveries/(impairment)	905	(1,290)
Ending carrying value, net	$6,445	$5,394

(dollars in thousands)	Three Months Ended March 31,
SBA servicing valuation allowance	2021	2020
Beginning balance	$905	$141
Additions	—	1,290
Recoveries	(905)	—
Ending balance	$—	$1,431

(dollars in thousands)	March 31, 2021	December 31, 2020
SBA servicing rights
Unpaid principal balance of loans serviced for others	$437,989	$351,325
Weighted average life (in years)	3.49	3.46
Modeled prepayment speed	19.05%	19.14%
Decline in fair value due to a 10% adverse change	(412)	(335)
Decline in fair value due to a 20% adverse change	(783)	(636)
Weighted average discount rate	7.09%	9.55%
Decline in fair value due to a 100 basis point adverse change	(188)	(151)
Decline in fair value due to a 200 basis point adverse change	(367)	(295)

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

(dollars in thousands)	Three Months Ended March 31,
Indirect automobile servicing rights	2021	2020
Beginning carrying value, net	$73	$247
Amortization	(44)	(43)
Ending carrying value, net	$29	$204

During the three-months ended March 31, 2021, the Company recorded servicing fee income of $206,000. During the three-months ended March 31, 2020, the Company recorded servicing fee income of $710,000. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following: general competitive, economic, unemployment, political and market conditions and fluctuations, including real estate market conditions, and the effects of such conditions and fluctuations on the creditworthiness of borrowers; collateral values, asset recovery values and the value of investment securities; movements in interest rates and their impacts on net interest margin; expectations on credit quality and performance; competitive pressures on product pricing and services; legislative and regulatory changes; changes in U.S. government monetary and fiscal policy; the impact of the COVID-19 pandemic on the general economy, our customers and the allowance for loan losses; the benefits that may be realized by our customers from government assistance programs and regulatory actions related to the COVID-19 pandemic; the potential impact of the phase-out of the London Interbank Offered Rate ("LIBOR") or other changes involving LIBOR; additional competition in our markets; changes in state and federal banking laws and regulations to which we are subject; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; the cost savings and any revenue synergies expected to result from acquisition transactions, which may not be fully realized within the expected timeframes if at all; the success and timing of other business strategies; our outlook and long-term goals for future growth; weather events, natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises and other catastrophic events beyond our control; and other factors discussed in our filings with the SEC under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2021, as compared with December 31, 2020, and operating results for the three-month periods ended March 31, 2021 and 2020. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2020 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $125.0 million, or $1.79 per diluted share, for the quarter ended March 31, 2021, compared with $19.3 million, or $0.28 per diluted share, for the same period in 2020. The Company’s return on average assets and average shareholders’ equity were 2.44% and 18.80%, respectively, in the first quarter of 2021, compared with 0.43% and 3.16%, respectively, in the first quarter of 2020. During the first quarter of 2021, the Company recorded pre-tax servicing right recovery of $10.6 million, pre-tax gain on bank owned life insurance ("BOLI") proceeds of $603,000 and pre-tax gains on the sale of premises of $264,000. During the first quarter of 2020, the Company incurred pre-tax merger and conversion charges of $540,000, pre-tax servicing right impairment of $22.2 million, pre-tax expenses related to SEC and DOJ investigation of $1.4 million, pre-tax expenses related to the COVID-19 pandemic of $548,000 and pre-tax losses on the sale of premises of $470,000. Excluding these adjustment items, the Company’s net income would have been $115.7 million, or $1.66 per diluted share, for the first quarter of 2021 and $39.2 million, or $0.56 per diluted share, for the first quarter of 2020.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Net income	$124,962	$19,322
Adjustment items:
Merger and conversion charges	—	540
Servicing right impairment (recovery)	(10,639)	22,165
Gain on BOLI proceeds	(603)	—
Expenses related to SEC and DOJ investigation	—	1,443
Natural disaster and pandemic expenses	—	548
(Gain) loss on the sale of premises	(264)	470
Tax effect of adjustment items (Note 1)	2,290	(5,283)
After tax adjustment items	(9,216)	19,883
Adjusted net income	$115,746	$39,205

Weighted average common shares outstanding - diluted	69,740,860	69,502,022
Net income per diluted share	$1.79	$0.28
Adjusted net income per diluted share	$1.66	$0.56

Note 1: A portion of the merger and conversion charges for the three months ended March 31, 2020 are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first quarter of 2021 and 2020, respectively:

	Three Months Ended March 31, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$112,379	$30,199	$10,327	$18,034	$7,011	$177,950
Interest expense	(437)	11,215	421	1,399	375	12,973
Net interest income	112,816	18,984	9,906	16,635	6,636	164,977
Provision for credit losses	(23,904)	(4,553)	(145)	(547)	558	(28,591)
Noninterest income	16,738	97,640	980	2,611	4	117,973
Noninterest expense
Salaries and employee benefits	42,723	49,838	330	1,382	1,712	95,985
Equipment and occupancy expenses	10,120	1,476	1	106	78	11,781
Data processing and telecommunications expenses	10,201	1,546	49	1	87	11,884
Other expenses	19,710	8,189	33	295	921	29,148
Total noninterest expense	82,754	61,049	413	1,784	2,798	148,798
Income before income tax expense	70,704	60,128	10,618	18,009	3,284	162,743
Income tax expense	18,456	12,627	2,230	3,782	686	37,781
Net income	$52,248	$47,501	$8,388	$14,227	$2,598	$124,962

	Three Months Ended March 31, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$132,301	$33,411	$4,850	$3,728	$8,478	$182,768
Interest expense	13,926	15,655	1,548	1,547	2,147	34,823
Net interest income	118,375	17,756	3,302	2,181	6,331	147,945
Provision for credit losses	35,997	1,997	(9)	(903)	3,965	41,047
Noninterest income	17,773	34,369	960	1,277	—	54,379
Noninterest expense
Salaries and employee benefits	41,621	31,097	210	1,476	1,542	75,946
Equipment and occupancy expenses	10,347	1,504	1	97	79	12,028
Data processing and telecommunications expenses	10,797	986	41	13	117	11,954
Other expenses	30,645	5,875	34	515	1,056	38,125
Total noninterest expense	93,410	39,462	286	2,101	2,794	138,053
Income before income tax expense	6,741	10,666	3,985	2,260	(428)	23,224
Income tax expense	275	2,408	837	475	(93)	3,902
Net income	$6,466	$8,258	$3,148	$1,785	$(335)	$19,322

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2021 and 2020. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended March 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$2,165,652	$534	0.10%	$446,889	$1,287	1.16%
Investment securities	957,575	6,296	2.67%	1,456,462	10,281	2.84%
Loans held for sale	1,284,821	10,827	3.42%	1,587,131	13,637	3.46%
Loans	14,453,975	161,473	4.53%	12,712,997	158,636	5.02%
Total interest-earning assets	18,862,023	179,130	3.85%	16,203,479	183,841	4.56%
Noninterest-earning assets	1,872,392			1,852,966
Total assets	$20,734,415			$18,056,445

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$8,766,563	$3,048	0.14%	$6,936,013	$12,732	0.74%
Time deposits	2,067,410	3,750	0.74%	2,685,399	11,370	1.70%
Federal funds purchased and securities sold under agreements to repurchase	9,284	7	0.31%	15,637	40	1.03%
FHLB advances	48,951	192	1.59%	1,267,303	5,109	1.62%
Other borrowings	376,260	4,638	5.00%	269,454	3,511	5.24%
Subordinated deferrable interest debentures	124,574	1,338	4.36%	127,731	2,061	6.49%
Total interest-bearing liabilities	11,393,042	12,973	0.46%	11,301,537	34,823	1.24%
Demand deposits	6,412,268			4,080,920
Other liabilities	234,100			217,371
Shareholders’ equity	2,695,005			2,456,617
Total liabilities and shareholders’ equity	$20,734,415			$18,056,445
Interest rate spread			3.39%			3.32%
Net interest income		$166,157			$149,018
Net interest margin			3.57%			3.70%

On a tax-equivalent basis, net interest income for the first quarter of 2021 was $166.2 million, an increase of $17.1 million, or 11.5%, compared with $149.0 million reported in the same quarter in 2020. The higher net interest income is a result of disciplined deposit pricing and a reduction in borrowing costs, partially offset by a decline in the yield on earning assets. Average interest earning assets increased $2.66 billion, or 16.4%, from $16.20 billion in the first quarter of 2020 to $18.86 billion for the first quarter of 2021. This growth in interest earning assets resulted primarily from organic growth in average loans, including PPP loans, and excess liquidity from deposit growth. The Company’s net interest margin during the first quarter of 2021 was 3.57%, down 13 basis points from 3.70% reported in the first quarter of 2020. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $7.5 billion during the first quarter of 2021, with weighted average yields of 3.15%, compared with $3.9 billion and 4.15%, respectively, during the first quarter of 2020. Loan production yields in the lines of business were negatively impacted 11 basis points during the first quarter of 2021 by originations of PPP loans in our SBA division. Loan production in the banking division amounted to $600.6 million during the first quarter of 2021 with weighted average yields of 3.80%, compared with $918.4 million and 4.55%, respectively, during the first quarter of 2020.

Total interest income, on a tax-equivalent basis, decreased to $179.1 million during the first quarter of 2021, compared with $183.8 million in the same quarter of 2020.  Yields on earning assets decreased to 3.85% during the first quarter of 2021, compared with 4.56% reported in the first quarter of 2020. During the first quarter of 2021, loans comprised 83.4% of average earning assets, compared with 88.3% in the same quarter of 2020. Yields on loans decreased to 4.53% in the first quarter of

2021, compared with 5.02% in the same period of 2020. Accretion income for the first quarter of 2021 was $6.1 million, compared with $6.6 million in the first quarter of 2020.

The yield on total interest-bearing liabilities decreased from 1.24% in the first quarter of 2020 to 0.46% in the first quarter of 2021. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.30% in the first quarter of 2021, compared with 0.91% during the first quarter of 2020. Deposit costs decreased from 0.71% in the first quarter of 2020 to 0.16% in the first quarter of 2021. Non-deposit funding costs increased from 2.57% in the first quarter of 2020 to 4.48% in the first quarter of 2021. The increase in non-deposit funding costs was driven primarily by a shift in mix from short-term FHLB advances as excess liquidity reduced outstanding FHLB advances. Average balances of interest bearing deposits and their respective costs for the first quarter of 2021 and 2020 are shown below:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,182,245	0.12%	$2,287,947	0.49%
MMDA	4,761,279	0.17%	4,004,644	0.98%
Savings	823,039	0.06%	643,422	0.13%
Retail CDs	2,066,410	0.73%	2,624,209	1.70%
Brokered CDs	1,000	2.43%	61,190	2.01%
Interest-bearing deposits	$10,833,973	0.25%	$9,621,412	1.01%

Provision for Credit Losses

The Company’s provision for credit losses during the first quarter of 2021 amounted to a negative $28.6 million, compared with $41.0 million in the first quarter of 2020. This decrease was primarily attributable to an improved economic forecast in our CECL model, particularly levels of unemployment, home prices and commercial real estate prices. The construction and development segment was the largest contributor to the decrease in provision as a result of both a decline in funded balances and an improvement in qualitative factors compared with December 31, 2020. The improvement in qualitative factors is attributable to uncertainty in the forecast and loss drivers used in the December 31, 2020 provision estimate which Management determined were both properly addressed in the first quarter 2021 estimate. The provision for credit losses for the first quarter of 2021 was comprised of negative $16.6 million related to loans, negative $11.8 million related to unfunded commitments and negative $173,000 related to other credit losses compared with $37.0 million related to loans and $4.0 million related to unfunded commitments for the first quarter of 2020. Non-performing assets as a percentage of total assets decreased from 0.48% at December 31, 2020 to 0.40% at March 31, 2021. The decrease in non-performing assets is primarily attributable to a decrease in nonaccruing loans as a result of collection activities and upgrades. Net charge-offs on loans during the first quarter of 2021 were approximately $4.3 million, or 0.12% of average loans on an annualized basis, compared with approximately $4.4 million, or 0.14%, in the first quarter of 2020. The Company’s total allowance for credit losses on loans at March 31, 2021 was $178.6 million, or 1.22% of total loans, compared with $199.4 million, or 1.38% of total loans, at December 31, 2020. This decrease is primarily attributable to the provision release noted above.

Noninterest Income

Total noninterest income for the first quarter of 2021 was $118.0 million, an increase of $63.6 million, or 116.9%, from the $54.4 million reported in the first quarter of 2020.  Income from mortgage-related activities was $98.5 million in the first quarter of 2021, an increase of $63.2 million, or 178.7%, from $35.3 million in the first quarter of 2020. Total production in the first quarter of 2021 amounted to $2.63 billion, compared with $1.36 billion in the same quarter of 2020, while spread (gain on sale) increased to 3.95% in the current quarter, compared with 2.88% in the same quarter of 2020. The retail mortgage open pipeline finished the first quarter of 2021 at $2.33 billion, compared with $2.00 billion at December 31, 2020 and $2.43 billion at the end of the first quarter of 2020. Service charges on deposit accounts decreased $1.0 million, or 8.6%, to $10.8 million in the first quarter of 2021, compared with $11.8 million in the first quarter of 2020. This decrease in service charges on deposit accounts is due primarily to a decrease in NSF income resulting from a decline in volume.

Other noninterest income increased $1.4 million, or 22.5%, to $7.7 million for the first quarter of 2021, compared with $6.3 million during the first quarter of 2020. The increase in other noninterest income was primarily attributable to an increase in gain on BOLI proceeds of $603,000 and a decrease in SBA servicing asset impairment of $2.2 million, partially offset by a decrease of $632,000 in gain on sales of SBA loans.

Noninterest Expense

Total noninterest expenses for the first quarter of 2021 increased $10.7 million, or 7.8%, to $148.8 million, compared with $138.1 million in the same quarter 2020. Salaries and employee benefits increased $20.0 million, or 26.4%, from $75.9 million in the first quarter of 2020 to $96.0 million in the first quarter of 2021, due primarily to an increase in variable compensation tied to increased mortgage production of $16.8 million. Occupancy and equipment expenses decreased $247,000, or 2.1%, to $11.8 million for the first quarter of 2021, compared with $12.0 million in the first quarter of 2020, due primarily to a reduction in leased locations related to previously announced efficiency initiatives. Data processing and telecommunications expense decreased $70,000, or 0.6%, to $11.9 million in the first quarter of 2021, compared with $12.0 million in the first quarter of 2020. Advertising and marketing expense was $1.4 million in the first quarter of 2021, compared with $2.4 million in the first quarter of 2020. Amortization of intangible assets decreased $1.5 million, or 26.7%, from $5.6 million in the first quarter of 2020 to $4.1 million in the first quarter of 2021. Core deposit intangibles are being amortized over an accelerated basis; therefore, the expense recorded will decline over the life of the asset. There were no merger and conversion charges in the first quarter of 2021, compared with $540,000 of such charges in the same quarter of 2020. Other noninterest expenses decreased $4.4 million, or 15.9%, from $27.4 million in the first quarter of 2020 to $23.0 million in the first quarter of 2021, due primarily to a decrease of $2.2 million in FDIC insurance, a decrease of $1.7 million in problem loan expenses, and a decrease of $2.3 million in legal and professional fees. These decreases in other noninterest expenses were partially offset by increases in loan servicing expenses of $2.0 million and variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the first quarter of 2021, the Company reported income tax expense of $37.8 million, compared with $3.9 million in the same period of 2020. The Company’s effective tax rate for the three months ending March 31, 2021 and 2020 was 23.2% and 16.8%, respectively. The increase in the effective tax rate is primarily a result of the benefit recorded in the first quarter of 2020 for loss carrybacks allowed as a result of the CARES Act.

Financial Condition as of March 31, 2021

Securities

Debt securities with readily determinable fair values are classified as available for sale and recorded at fair value with unrealized holding gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Restricted equity securities are classified as other investment securities and are carried at cost and are periodically evaluated for impairment based on the ultimate recovery of par value or cost basis.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these investment securities at an unrealized loss position at March 31, 2021, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2021, management determined that $101,000 was attributable to credit impairment and established the allowance for credit losses accordingly. The remaining $362,000 in unrealized loss was determined to be from factors other than credit.

The following table is a summary of our investment portfolio at the dates indicated:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government sponsored agencies	$12,138	$12,394	$17,161	$17,504
State, county and municipal securities	60,140	62,985	63,286	66,778
Corporate debt securities	46,131	46,747	51,639	51,896
SBA pool securities	54,305	55,691	59,973	62,497
Mortgage-backed securities	654,015	681,835	748,521	784,204
Total debt securities	$826,729	$859,652	$940,580	$982,879

The amounts of securities available for sale in each category as of March 31, 2021 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)(2)	Amount	Yield (1)
One year or less	$5,065	1.95%	$12,394	3.49%	$3,003	2.37%
After one year through five years	7,329	1.93	19,045	3.77	10,799	4.41
After five years through ten years	—	—	20,325	3.84	31,263	5.31
After ten years	—	—	11,221	3.88	1,682	4.35
	$12,394	1.94%	$62,985	3.76%	$46,747	4.87%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)
One year or less	$—	—%	$938	2.90%
After one year through five years	13,071	2.23	99,423	2.74
After five years through ten years	10,134	2.28	184,302	2.71
After ten years	32,486	2.48	397,172	2.32
	$55,691	2.38%	$681,835	2.48%

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

Loans and Allowance for Credit Losses

At March 31, 2021, gross loans outstanding (including loans and loans held for sale) were $16.11 billion, up $460.7 million from $15.65 billion reported at December 31, 2020. Loans held for sale increased from $1.17 billion at December 31, 2020 to $1.51 billion at March 31, 2021 primarily due to strategic slowdown in mortgage deliveries in our mortgage division. Loans increased $118.9 million, or 0.82%, from $14.48 billion at December 31, 2020 to $14.60 billion at March 31, 2021, driven primarily by organic growth net of PPP loan runoff.

The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for credit losses ("ACL") on loans in light of the impact that changes in the economic environment may have on the loan portfolio. The Company focuses on the following loan categories: (1) commercial, financial and agricultural; (2) consumer installment; (3) indirect automobile; (4) mortgage warehouse; (5) municipal; (6) premium finance; (7) construction and development related real estate; (8) commercial and farmland real estate; and (9) residential real estate. The Company’s management has strategically located its branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina to take advantage of the growth in these areas.

The Company’s risk management processes include a loan review program designed to evaluate the credit risk in the loan portfolio and ensure credit grade accuracy. Through the loan review process, the Company conducts (1) a loan portfolio summary analysis, (2) charge-off and recovery analysis, (3) trends in accruing problem loan analysis, and (4) problem and past-due loan analysis. This analysis process serves as a tool to assist management in assessing the overall quality of the loan portfolio and the adequacy of the ACL. Loans classified as “substandard” are loans which are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as “loss” are those loans which are considered uncollectible and are in the process of being charged off.

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

At the end of the first quarter of 2021, the ACL on loans totaled $178.6 million, or 1.22% of loans, compared with $199.4 million, or 1.38% of loans, at December 31, 2020. Our nonaccrual loans decreased from $76.5 million at December 31, 2020 to $71.2 million at March 31, 2021. The decrease in nonaccrual loans is primarily attributable to collection activities and upgrades. For the first three months of 2021, our net charge off ratio as a percentage of average loans decreased to 0.12%, compared with 0.14% for the first three months of 2020. The total provision for credit losses for the first three months of 2021 was negative $28.6 million, decreasing from $41.0 million recorded for the first three months of 2020. Our ratio of total nonperforming assets to total assets decreased from 0.48% at December 31, 2020 to 0.40% at March 31, 2021.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance of allowance for credit losses on loans at beginning of period	$199,422	$38,189
Adjustment to allowance for adoption of ASU 2016-13	—	78,661
Provision charged to operating expense	(16,579)	37,047
Charge-offs:
Commercial, financial and agricultural	2,370	2,486
Consumer installment	1,448	1,142
Indirect automobile	829	1,231
Premium finance	1,343	831
Real estate – construction and development	26	—
Real estate – commercial and farmland	1,395	928
Real estate – residential	163	100
Total charge-offs	7,574	6,718

Recoveries:
Commercial, financial and agricultural	727	362
Consumer installment	356	321
Indirect automobile	700	344
Premium finance	1,122	684
Real estate – construction and development	167	342
Real estate – commercial and farmland	41	85
Real estate – residential	188	207
Total recoveries	3,301	2,345
Net charge-offs	4,273	4,373
Balance of allowance for credit losses on loans at end of period	$178,570	$149,524

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Allowance for credit losses on loans at end of period	$178,570	$149,524
Net charge-offs for the period	4,273	4,373
Loan balances:
End of period	14,599,805	13,094,106
Average for the period	14,453,975	12,712,997
Net charge-offs as a percentage of average loans (annualized)	0.12%	0.14%
Allowance for credit losses on loans as a percentage of end of period loans	1.22%	1.14%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial, financial and agricultural	$1,611,029	$1,627,477
Consumer installment	257,097	306,995
Indirect automobile	482,637	580,083
Mortgage warehouse	880,216	916,353
Municipal	659,228	659,403
Premium finance	706,379	687,841
Real estate – construction and development	1,533,234	1,606,710
Real estate – commercial and farmland	5,616,826	5,300,006
Real estate – residential	2,853,159	2,796,057
	$14,599,805	$14,480,925

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

Nonaccrual loans totaled $71.2 million at March 31, 2021, a decrease of $5.3 million, or 6.9%, from $76.5 million at December 31, 2020. Accruing loans delinquent 90 days or more totaled $5.1 million at March 31, 2021, a decrease of $3.2 million, or 38.8%, compared with $8.3 million at December 31, 2020. At March 31, 2021, OREO totaled $8.8 million, a decrease of $3.0 million, or 25.6%, compared with $11.9 million at December 31, 2020. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2021, total non-performing assets as a percent of total assets decreased to 0.40% compared with 0.48% at December 31, 2020.

Non-performing assets at March 31, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans	$71,189	$76,457
Accruing loans delinquent 90 days or more	5,097	8,326
Repossessed assets	840	544
Other real estate owned	8,841	11,880
Total non-performing assets	$85,967	$97,207

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of March 31, 2021 and December 31, 2020, the Company had a balance of $87.1 million and $85.0 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. Further information on these loans is set forth under the heading "COVID-19 Deferrals" below. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at March 31, 2021 and December 31, 2020:

March 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$930	12	$854
Consumer installment	8	27	22	53
Indirect automobile	385	1,931	47	321
Real estate – construction and development	4	501	5	706
Real estate – commercial and farmland	27	43,398	10	2,233
Real estate – residential	248	33,324	36	2,818
Total	682	$80,111	132	$6,985

December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate – construction and development	4	506	5	707
Real estate – commercial and farmland	28	36,707	7	1,401
Real estate – residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2021 and December 31, 2020:

March 31, 2021	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	13	$1,604	9	$179
Consumer installment	8	24	22	56
Indirect automobile	361	1,809	71	443
Real estate – construction and development	4	501	5	706
Real estate – commercial and farmland	30	39,051	7	6,580
Real estate – residential	246	31,225	38	4,918
Total	662	$74,214	152	$12,882

December 31, 2020	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$532	9	$839
Consumer installment	12	33	18	55
Indirect automobile	411	2,138	77	600
Real estate – construction and development	5	507	4	706
Real estate – commercial and farmland	29	36,512	6	1,595
Real estate – residential	249	35,348	49	6,123
Total	717	$75,070	163	$9,918

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2021 and December 31, 2020:

March 31, 2021	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	1	$72	—	$—
Forbearance of interest	15	1,162	12	2,042
Forbearance of principal	503	60,940	66	3,095
Forbearance of principal, extended amortization	—	—	1	188
Rate reduction only	62	8,670	6	653
Rate reduction, maturity extension	—	—	1	4
Rate reduction, forbearance of interest	40	3,150	8	386
Rate reduction, forbearance of principal	19	2,579	30	215
Rate reduction, forgiveness of interest	42	3,538	8	402
Total	682	$80,111	132	$6,985

December 31, 2020	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	1	$73	—	$—
Forbearance of interest	19	2,255	7	1,044
Forbearance of principal	563	58,131	72	3,372
Forbearance of principal, extended amortization	—	—	1	204
Rate reduction only	66	8,893	4	525
Rate reduction, maturity extension	—	—	1	5
Rate reduction, forbearance of interest	41	3,472	9	389
Rate reduction, forbearance of principal	21	2,609	25	193
Rate reduction, forgiveness of interest	41	3,410	8	412
Rate reduction, forgiveness of principal	—	—	1	1
Total	752	$78,843	128	$6,145

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at March 31, 2021 and December 31, 2020:

March 31, 2021	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$242	2	$304
Raw land	5	4,591	7	1,131
Hotel and motel	5	27,851	—	—
Office	6	1,261	—	—
Retail, including strip centers	9	7,681	3	857
1-4 family residential	251	33,454	37	3,304
Church	1	2,180	1	161
Automobile/equipment/CD	401	2,851	82	1,228
Total	682	$80,111	132	$6,985

December 31, 2020	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$248	2	$305
Raw land	5	4,611	7	1,135
Hotel and motel	4	22,372	—	—
Office	6	1,281	—	—
Retail, including strip centers	13	8,627	—	—
1-4 family residential	266	38,913	35	3,170
Church	—	—	1	166
Automobile/equipment/CD	454	2,791	82	1,368
Unsecured	—	—	1	1
Total	752	$78,843	128	$6,145

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has begun providing payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of March 31, 2021, $235.4 million in loans remained in payment deferral under the COVID-19 pandemic Disaster Relief Program compared with $332.8 million at December 31, 2020.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(dollars in thousands	COVID-19 Deferrals	Deferrals as a % of total loans	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$4,460	0.3%	$12,471	0.8%
Consumer installment	569	0.2%	1,418	0.5%
Indirect automobile	3,536	0.7%	8,936	1.5%
Real estate – construction and development	418	—%	11,049	0.7%
Real estate – commercial and farmland	152,337	2.7%	179,183	3.4%
Real estate – residential	74,101	2.6%	119,722	4.3%
	$235,421	1.6%	$332,779	2.3%

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

As of March 31, 2021, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2021 and December 31, 2020. The loan categories and concentrations below are based on Federal Reserve Call codes:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,533,235	11%	$1,606,710	11%
Multi-family loans	467,621	3%	347,951	2%
Nonfarm non-residential loans (excluding owner-occupied)	3,449,882	24%	3,260,389	23%
Total CRE Loans (excluding owner-occupied)	5,450,738	37%	5,215,050	36%
All other loan types	9,149,067	63%	9,265,875	64%
Total Loans	$14,599,805	100%	$14,480,925	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of March 31, 2021 and December 31, 2020:

	Internal Limit	Actual
		March 31, 2021	December 31, 2020
Construction and development loans	100%	68%	74%
Total CRE loans (excluding owner-occupied)	300%	240%	241%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At March 31, 2021, the Company’s short-term investments were $2.53 billion, compared with $1.91 billion at December 31, 2020. At March 31, 2021, the Company had $20.0 million in federal funds sold and $2.51 billion was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $62.9 million and $51.8 million at March 31, 2021 and December 31, 2020, respectively, and a liability of $0 and $16.4 million at March 31, 2021 and December 31, 2020, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020, the Company announced that its Board of Directors approved the extension of the share repurchase program through October 31, 2021.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2021, $14.3 million, or 358,664 shares of the Company's common stock, had been repurchased under the program.

Capital Management

Capital management consists of providing equity to support both current and anticipated future operations. The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities.

Under the regulatory capital frameworks adopted by the Federal Reserve and the FDIC, the Company and the Bank must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8% and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. The Company and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

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

As of March 31, 2021, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.18%	8.99%
Ameris Bank	10.58%	10.39%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	11.45%	11.14%
Ameris Bank	13.20%	12.87%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.45%	11.14%
Ameris Bank	13.20%	12.87%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	15.27%	15.27%
Ameris Bank	14.31%	14.19%

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

The ALCO Committee is comprised of senior officers of Ameris. The ALCO Committee makes all strategic decisions with respect to the sources and uses of funds that may affect net interest income, including net interest spread and net interest margin. The objective of the ALCO Committee is to identify the interest rate, liquidity and market value risks of the Company’s balance sheet and use reasonable methods approved by the Company’s Board of Directors and executive management to minimize those identified risks.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2021 and December 31, 2020, the net carrying value of the Company’s other borrowings was $425.2 million and $425.2 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Investment securities available for sale to total deposits	4.81%	5.80%	6.96%	7.95%	9.77%
Loans (net of unearned income) to total deposits	81.67%	85.39%	93.03%	93.03%	94.58%
Interest-earning assets to total assets	91.15%	90.88%	90.66%	90.51%	89.57%
Interest-bearing deposits to total deposits	61.93%	63.73%	63.21%	64.11%	69.47%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2021 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $62.9 million and $51.8 million at March 31, 2021 and December 31, 2020, respectively, and a liability of $0 and $16.4 million at March 31, 2021 and December 31, 2020, respectively.

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

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings can be found in Part I - "Financial Information, Item 1. Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9 – Commitments and Contingencies" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2021.

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1, 2021 through January 31, 2021	317	$38.07	—	$85,723,412
February 1, 2021 through February 28, 2021	10,971	$46.88	—	$85,723,412
March 1, 2021 through March 31, 2021	17,150	$54.18	—	$85,723,412
Total	28,438	$51.19	—	$85,723,412

(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020.  On October 22, 2020, the Company announced that its Board of Directors approved the extension of the share repurchase program through October 31, 2021. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2021, $14.3 million, or 358,664 shares of the Company's common stock, had been repurchased under the new program.
(2)The shares purchased from January 1, 2021 through March 31, 2021 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

Dated: May 7, 2021	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)