Form 10-Q
period 2021-06-30
Ameris Bancorp
filed 2021-08-09
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

 There were 69,766,395 shares of Common Stock outstanding as of July 31, 2021.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Cash and due from banks	$259,729	$203,349
Federal funds sold and interest-bearing deposits in banks	3,044,795	1,913,957
Cash and cash equivalents	3,304,524	2,117,306

Time deposits in other banks	—	249
Debt securities available-for-sale, at fair value, net of allowance for credit losses of $81 and $112	778,167	982,879
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $29,008 and $0)	29,055	—
Other investments	27,621	28,202
Loans held for sale (includes loans at fair value of $1,210,589 and $1,001,807)	1,210,589	1,167,659

Loans, net of unearned income	14,780,791	14,480,925
Allowance for credit losses	(175,070)	(199,422)
Loans, net	14,605,721	14,281,503

Other real estate owned, net	5,775	11,880
Premises and equipment, net	229,994	222,890
Goodwill	928,005	928,005
Other intangible assets, net	63,783	71,974
Cash value of bank owned life insurance	277,839	176,467
Deferred income taxes, net	9,081	33,314
Other assets	416,777	416,310
Total assets	$21,886,931	$20,438,638

Liabilities
Deposits:
Noninterest-bearing	$6,983,761	$6,151,070
Interest-bearing	11,274,236	10,806,753
Total deposits	18,257,997	16,957,823
Securities sold under agreements to repurchase	5,544	11,641
Other borrowings	425,303	425,155
Subordinated deferrable interest debentures	125,331	124,345
Other liabilities	235,752	272,586
Total liabilities	19,049,927	17,791,550

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,007,871 and 71,753,705 shares issued	72,008	71,754
Capital surplus	1,920,566	1,913,285
Retained earnings	863,828	671,510
Accumulated other comprehensive income, net of tax	25,024	33,505
Treasury stock, at cost, 2,240,662 and 2,212,224 shares	(44,422)	(42,966)
Total shareholders’ equity	2,837,004	2,647,088
Total liabilities and shareholders’ equity	$21,886,931	$20,438,638

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$167,761	$175,345	$338,918	$346,587
Interest on taxable securities	5,244	9,347	11,362	19,429
Interest on nontaxable securities	139	157	280	314
Interest on deposits in other banks and federal funds sold	607	169	1,141	1,456
Total interest income	173,751	185,018	351,701	367,786

Interest expense
Interest on deposits	5,775	14,273	12,573	38,375
Interest on other borrowings	6,124	6,931	12,299	17,652
Total interest expense	11,899	21,204	24,872	56,027

Net interest income	161,852	163,814	326,829	311,759
Provision for loan losses	(899)	68,449	(17,478)	105,496
Provision for unfunded commitments	1,299	19,712	(10,540)	23,712
Provision for other credit losses	(258)	—	(431)	—
Provision for credit losses	142	88,161	(28,449)	129,208
Net interest income after provision for credit losses	161,710	75,653	355,278	182,551

Noninterest income
Service charges on deposit accounts	11,007	9,922	21,836	21,766
Mortgage banking activity	70,231	104,925	168,717	140,258
Other service charges, commissions and fees	1,056	949	2,072	1,910
Net gain (loss) on securities	1	14	(11)	5
Other noninterest income	6,945	5,150	14,599	11,400
Total noninterest income	89,240	120,960	207,213	175,339

Noninterest expense
Salaries and employee benefits	85,505	95,168	181,490	171,114
Occupancy and equipment	10,812	13,807	22,593	25,835
Data processing and communications expenses	11,877	10,514	23,761	22,468
Credit resolution-related expenses	622	950	1,169	3,148
Advertising and marketing	1,946	1,455	3,377	3,813
Amortization of intangible assets	4,065	5,601	8,191	11,232
Merger and conversion charges	—	895	—	1,435
Other noninterest expenses	20,934	27,378	43,978	54,776
Total noninterest expense	135,761	155,768	284,559	293,821

Income before income tax expense	115,189	40,845	277,932	64,069
Income tax expense	26,862	8,609	64,643	12,511
Net income	88,327	32,236	213,289	51,558

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available-for-sale, net of tax expense (benefit) of $(283), $(13), $(2,255) and $5,743	(1,066)	(49)	(8,481)	21,604
Net unrealized gains on cash flow hedge during the period, net of tax benefit of $0, $30, $0 and $4	—	111	—	14
Total other comprehensive income (loss)	(1,066)	62	(8,481)	21,618
Comprehensive income	$87,261	$32,298	$204,808	$73,176

Basic earnings per common share	$1.27	$0.47	$3.07	$0.74
Diluted earnings per common share	$1.27	$0.47	$3.06	$0.74
Weighted average common shares outstanding
Basic	69,497	69,192	69,448	69,235
Diluted	69,792	69,293	69,765	69,413
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2021	71,954,088	$71,954	$1,917,990	$785,984	$26,090	2,240,662	$(44,422)	$2,757,596
Issuance of restricted shares	13,233	13	(13)	—	—	—	—	—
Forfeitures of restricted shares	(750)	(1)	(19)	—	—	—	—	(20)
Proceeds from exercise of stock options	41,300	42	1,167	—	—	—	—	1,209
Share-based compensation	—	—	1,441	—	—	—	—	1,441
Purchase of treasury shares	—	—	—	—	—	—	—	—
Net income	—	—	—	88,327	—	—	—	88,327
Dividends on common shares ($0.15 per share)	—	—	—	(10,483)	—	—	—	(10,483)
Other comprehensive loss during the period	—	—	—	—	(1,066)	—	—	(1,066)
Balance, June 30, 2021	72,007,871	$72,008	$1,920,566	$863,828	$25,024	2,240,662	$(44,422)	$2,837,004

	Six Months Ended June 30, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	99,308	99	500	—	—	—	—	599
Forfeitures of restricted shares	(750)	(1)	(19)	—	—	—	—	(20)
Proceeds from exercise of stock options	155,608	156	4,055	—	—	—	—	4,211
Share-based compensation	—	—	2,745	—	—	—	—	2,745
Purchase of treasury shares	—	—	—	—	—	28,438	(1,456)	(1,456)
Net income	—	—	—	213,289	—	—	—	213,289
Dividends on common shares ($0.30 per share)	—	—	—	(20,971)	—	—	—	(20,971)
Other comprehensive loss during the period	—	—	—	—	(8,481)	—	—	(8,481)
Balance, June 30, 2021	72,007,871	$72,008	$1,920,566	$863,828	$25,024	2,240,662	$(44,422)	$2,837,004

	Three Months Ended June 30, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2020	71,651,986	$71,652	$1,908,721	$460,153	$39,551	2,210,712	$(42,927)	$2,437,150
Issuance of restricted shares	33,351	33	(33)	—	—	—	—	—
Forfeitures of restricted shares	(11,250)	(11)	(159)	—	—	—	—	(170)
Share-based compensation	—	—	1,310	—	—	—	—	1,310
Purchase of treasury shares	—	—	—	—	—	593	(17)	(17)
Net income	—	—	—	32,236	—	—	—	32,236
Dividends on common shares ($0.15 per share)	—	—	—	(10,441)	—	—	—	(10,441)
Other comprehensive income during the period	—	—	—	—	62	—	—	62
Balance, June 30, 2020	71,674,087	$71,674	$1,909,839	$481,948	$39,613	2,211,305	$(42,944)	$2,460,130

	Six Months Ended June 30, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	151,976	152	137	—	—	—	—	289
Forfeitures of restricted shares	(11,250)	(11)	(159)	—	—	—	—	(170)
Proceeds from exercise of stock options	33,532	33	668	—	—	—	—	701
Share-based compensation	—	—	2,085	—	—	—	—	2,085
Purchase of treasury shares	—	—	—	—	—	215,309	(7,973)	(7,973)
Net income	—	—	—	51,558	—	—	—	51,558
Dividends on common shares ($0.30 per share)	—	—	—	(20,856)	—	—	—	(20,856)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income during the period	—	—	—	—	21,618	—	—	21,618
Balance, June 30, 2020	71,674,087	$71,674	$1,909,839	$481,948	$39,613	2,211,305	$(42,944)	$2,460,130

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$213,289	$51,558
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	8,226	7,923
Net losses on sale or disposal of premises and equipment	920	8
Net write-downs on other assets	149	1,090
Provision for credit losses	(28,449)	129,208
Net write-downs and (gains) losses on sale of other real estate owned	(558)	873
Share-based compensation expense	3,454	1,700
Amortization of intangible assets	8,191	11,232
Amortization of operating lease right of use assets	5,866	6,599
Provision for deferred taxes	26,488	(32,544)
Net amortization of investment securities available-for-sale	1,985	2,932
Net amortization of investment securities held-to-maturity	1	—
Net (gain) loss on securities	11	(5)
Accretion of discount on purchased loans, net	(10,589)	(16,138)
Net amortization on other borrowings	222	94
Amortization of subordinated deferrable interest debentures	986	970
Loan servicing asset impairment (recovery)	(11,388)	30,239
Originations of mortgage loans held for sale	(4,425,420)	(3,799,622)
Payments received on mortgage loans held for sale	24,477	34,849
Proceeds from sales of mortgage loans held for sale	4,198,098	3,724,287
Net gains on mortgage loans held for sale	(84,992)	(129,450)
Originations of SBA loans	(44,257)	(28,595)
Proceeds from sales of SBA loans	41,017	35,152
Net gains on sale of SBA loans	(3,453)	(2,614)
Increase in cash surrender value of bank owned life insurance	(2,078)	(1,876)
Gain on bank owned life insurance proceeds	(603)	(845)
Net gains on other loans held for sale	(457)	—
Changes in FDIC loss-share payable, net of cash payments	—	(562)
Change attributable to other operating activities	(13,363)	(52,715)
Net cash used in operating activities	(92,227)	(26,252)

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	249	—
Purchases of investment securities held-to-maturity	(29,056)	—
Proceeds from prepayments and maturities of securities available-for-sale	192,022	188,920
Net (increase) decrease in other investments	570	(9,529)
Net increase in loans	(219,110)	(1,591,894)
Purchases of premises and equipment	(17,196)	(9,267)
Proceeds from sale of premises and equipment	946	409
Proceeds from sales of other real estate owned	7,902	3,169
Payments paid to FDIC under loss-share agreements	—	(177)
Purchases of bank owned life insurance	(100,000)	—
Proceeds from bank owned life insurance	1,309	2,980
Payments received on other loans held for sale	9,136	—
Proceeds from sales of other loans held for sale	156,803	—
Net cash and cash equivalents received from acquisitions	—	(2,417)
Net cash provided by (used in) investing activities	3,575	(1,417,806)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Financing Activities, net of effects of business combinations
Net increase in deposits	$1,300,174	$1,564,859
Net decrease in securities sold under agreements to repurchase	(6,097)	(7,756)
Proceeds from other borrowings	—	4,745,000
Repayment of other borrowings	(74)	(4,725,167)
Repayment of subordinated deferrable interest debentures	—	(5,155)
Proceeds from exercise of stock options	4,211	701
Dividends paid - common stock	(20,888)	(20,841)
Purchase of treasury shares	(1,456)	(7,973)
Net cash provided by financing activities	1,275,870	1,543,668

Net increase in cash and cash equivalents	1,187,218	99,610
Cash and cash equivalents at beginning of period	2,117,306	621,849
Cash and cash equivalents at end of period	$3,304,524	$721,459

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$25,985	$60,725
Income taxes	30,924	7,934
Loans transferred to other real estate owned	1,239	8,165
Loans transferred from loans held for sale to loans held for investment	85,748	86,557
Loans provided for the sales of other real estate owned	1,052	299
Right-of-use assets obtained in exchange for new operating lease liabilities	2,932	8,844
Change in unrealized gain (loss) on securities available-for-sale, net of tax	(8,481)	21,603
Change in unrealized gain (loss) on cash flow hedge, net of tax	—	14

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2021

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2021, the Bank operated 165 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The required reserve rate was set to 0% effective March 26, 2020 and, accordingly, the Bank had no reserve requirement at June 30, 2021 and December 31, 2020.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
U.S. government sponsored agencies	$12,120	$—	$207	$—	$12,327
State, county and municipal securities	58,016	—	2,820	—	60,836
Corporate debt securities	43,132	(81)	810	(249)	43,612
SBA pool securities	52,283	—	2,071	(73)	54,281
Mortgage-backed securities	581,021	—	26,100	(10)	607,111
Total debt securities available-for-sale	$746,572	$(81)	$32,008	$(332)	$778,167

December 31, 2020
U.S. government sponsored agencies	$17,161	$—	$343	$—	$17,504
State, county and municipal securities	63,286	—	3,492	—	66,778
Corporate debt securities	51,639	(112)	602	(233)	51,896
SBA pool securities	59,973	—	2,620	(96)	62,497
Mortgage-backed securities	748,521	—	35,797	(114)	784,204
Total debt securities available-for-sale	$940,580	$(112)	$42,854	$(443)	$982,879

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
Mortgage-backed securities	$29,055	$10	$(57)	$29,008
Total debt securities held-to-maturity	$29,055	$10	$(57)	$29,008

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of June 30, 2021, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,699	$21,889	$—	$—
Due from one year to five years	43,270	44,969	—	—
Due from five to ten years	58,019	60,100	—	—
Due after ten years	42,563	44,098	—	—
Mortgage-backed securities	581,021	607,111	29,055	29,008
	$746,572	$778,167	$29,055	$29,008

Securities with a carrying value of approximately $389.6 million and $438.7 million at June 30, 2021 and December 31, 2020, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2021
Corporate debt securities	$2,920	$(249)	$—	$—	$2,920	$(249)
SBA pool securities	—	—	2,983	(73)	2,983	(73)
Mortgage-backed securities	3,214	(7)	424	(3)	3,638	(10)
Total debt securities available-for-sale	$6,134	$(256)	$3,407	$(76)	$9,541	$(332)

December 31, 2020
Corporate debt securities	$10,159	$(233)	$—	$—	$10,159	$(233)
SBA pool securities	—	—	3,948	(96)	3,948	(96)
Mortgage-backed securities	24,120	(114)	2	—	24,122	(114)
Total debt securities available-for-sale	$34,279	$(347)	$3,950	$(96)	$38,229	$(443)

As of June 30, 2021, the Company’s available-for-sale security portfolio consisted of 470 securities, 17 of which were in an unrealized loss position. At June 30, 2021, the Company held nine mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At June 30, 2021, the Company held five U.S. Small Business Administration (“SBA”) pool securities and three corporate securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2021:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2021
Mortgage-backed securities	$9,583	$(57)	$—	$—	$9,583	$(57)
Total debt securities held-to-maturity	$9,583	$(57)	$—	$—	$9,583	$(57)

As of June 30, 2021, the Company’s held-to-maturity security portfolio consisted of four mortgage-backed securities, two of which were in an unrealized loss position.

During 2021 and 2020, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at June 30, 2021 or December 31, 2020.

At June 30, 2021 and December 31, 2020, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2021, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2021, management determined $81,000 was attributable to credit impairment and established the allowance for credit losses accordingly. The remaining $332,000 in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for credit losses	2021	2020	2021	2020
Beginning balance	$101	$—	$112	$—
Provision for expected credit losses	(20)	—	(31)	—
Ending balance	$81	$—	$81	$—

The Company's held-to-maturity securities have zero expected credit losses and no related allowance for credit losses has been established.

Total gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Unrealized holding gains (losses) on equity securities	$1	$14	$(11)	$5
Total gain (loss) on securities	$1	$14	$(11)	$5

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial, financial and agricultural	$1,406,421	$1,627,477
Consumer installment	229,411	306,995
Indirect automobile	397,373	580,083
Mortgage warehouse	841,347	916,353
Municipal	647,578	659,403
Premium finance	780,328	687,841
Real estate – construction and development	1,527,883	1,606,710
Real estate – commercial and farmland	6,051,472	5,300,006
Real estate – residential	2,898,978	2,796,057
	$14,780,791	$14,480,925

Included in commercial, financial and agricultural loans at June 30, 2021 and December 31, 2020 above are $487.9 million and $827.4 million, respectively, related to the SBA's Paycheck Protection Program (“PPP”). Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $62.3 million and $73.4 million at June 30, 2021 and December 31, 2020, respectively. The Company recorded an allowance for credit losses of $318,000 and $718,000 related to deferred interest on loans modified under its Disaster Relief Program at June 30, 2021 and December 31, 2020, respectively.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial, financial and agricultural	$7,284	$9,836
Consumer installment	503	709
Indirect automobile	1,393	2,831
Real estate – construction and development	1,746	5,407
Real estate – commercial and farmland	17,385	18,517
Real estate – residential	31,610	39,157
	$59,921	$76,457

There was no interest income recognized on nonaccrual loans during the six months ended June 30, 2021 and 2020.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial, financial and agricultural	$966	$764
Real estate – construction and development	66	416
Real estate – commercial and farmland	3,621	7,015
Real estate – residential	6,842	5,299
	$11,495	$13,494

The following table presents an analysis of past-due loans as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2021
Commercial, financial and agricultural	$3,070	$1,012	$3,176	$7,258	$1,399,163	$1,406,421	$—
Consumer installment	1,575	1,027	869	3,471	225,940	229,411	556
Indirect automobile	699	345	895	1,939	395,434	397,373	—
Mortgage warehouse	—	—	—	—	841,347	841,347	—
Municipal	—	—	—	—	647,578	647,578	—
Premium finance	3,866	3,853	2,668	10,387	769,941	780,328	2,669
Real estate – construction and development	18,562	1,037	2,764	22,363	1,505,520	1,527,883	1,649
Real estate – commercial and farmland	1,160	618	6,412	8,190	6,043,282	6,051,472	—
Real estate – residential	10,093	4,608	27,883	42,584	2,856,394	2,898,978	—
Total	$39,025	$12,500	$44,667	$96,192	$14,684,599	$14,780,791	$4,874

December 31, 2020
Commercial, financial and agricultural	$4,576	$2,018	$5,652	$12,246	$1,615,231	$1,627,477	$—
Consumer installment	2,189	1,114	2,318	5,621	301,374	306,995	1,755
Indirect automobile	3,293	1,006	2,171	6,470	573,613	580,083	—
Mortgage warehouse	—	—	—	—	916,353	916,353	—
Municipal	—	—	—	—	659,403	659,403	—
Premium finance	7,188	3,895	6,571	17,654	670,187	687,841	6,571
Real estate – construction and development	13,348	723	5,150	19,221	1,587,489	1,606,710	—
Real estate – commercial and farmland	5,370	1,701	8,651	15,722	5,284,284	5,300,006	—
Real estate – residential	20,519	3,125	34,081	57,725	2,738,332	2,796,057	—
Total	$56,483	$13,582	$64,594	$134,659	$14,346,266	$14,480,925	$8,326

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or fair value of the collateral less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the allowance for credit loss as the amount by which the amortized cost basis of the financial asset exceeds the estimated fair value of the collateral.

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$3,246	$889	$5,490	$2,252
Premium finance	258	—	3,523	—
Real estate – construction and development	2,244	693	4,173	512
Real estate – commercial and farmland	83,000	18,494	100,180	21,001
Real estate – residential	10,928	1,070	9,716	891
	$99,676	$21,146	$123,082	$24,656

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

Grade 5 – Fair Credit – This grade is assigned to loans that are currently performing and supported by adequate financial information that reflects repayment capacity but have one or more higher inherent risk characteristics.

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of June 30, 2021 and December 31, 2020. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 9 at December 31, 2020.

As of June 30, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total
Commercial, Financial and Agricultural
Risk Grade:
1	$376,496	$140,359	$2,340	$918	$219	$4,915	$125,123	$650,370
2	228	446	8,778	453	766	879	3,789	15,339
3	101,165	63,440	41,678	12,311	15,782	8,307	51,509	294,192
4	62,535	67,264	53,086	67,882	26,090	29,502	88,234	394,593
5	181	3,946	3,882	3,713	5,470	4,130	6,821	28,143
6	—	6	461	406	507	4,742	497	6,619
7	375	658	3,940	2,602	3,712	5,096	782	17,165
Total commercial, financial and agricultural	$540,980	$276,119	$114,165	$88,285	$52,546	$57,571	$276,755	$1,406,421
Consumer Installment
Risk Grade:
1	$3,954	$4,203	$2,252	$1,119	$393	$13	$3,099	$15,033
2	—	—	—	24	1	55	36	116
3	11,379	9,354	3,932	1,488	497	1,595	2,943	31,188
4	10,160	71,425	41,168	32,182	12,267	10,878	3,130	181,210
5	—	32	75	8	21	160	—	296
6	—	—	5	8	—	141	6	160
7	10	217	345	166	66	536	66	1,406
9	—	—	—	—	—	—	2	2
Total consumer installment	$25,503	$85,231	$47,777	$34,995	$13,245	$13,378	$9,282	$229,411
Indirect Automobile
Risk Grade:
2	$—	$—	$—	$68	$26	$4,862	$—	$4,956
3	—	—	27,695	139,757	132,451	90,484	—	390,387
6	—	—	—	29	31	85	—	145
7	—	—	37	296	327	1,225	—	1,885
Total indirect automobile	$—	$—	$27,732	$140,150	$132,835	$96,656	$—	$397,373
Mortgage Warehouse
Risk Grade:
3	$—	$—	$—	$—	$—	$—	$841,347	$841,347
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$841,347	$841,347

As of June 30, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total
Municipal
Risk Grade:
1	$36,781	$93,621	$13,555	$7,227	$138,378	$192,462	$—	$482,024
2	1,842	72,018	—	—	—	12,968	—	86,828
3	—	60,812	650	—	5,453	2,989	—	69,904
4	—	6,140	—	—	—	2,682	—	8,822
Total municipal	$38,623	$232,591	$14,205	$7,227	$143,831	$211,101	$—	$647,578
Premium Finance
Risk Grade:
2	$654,607	$119,382	$2,973	$109	$528	$60	$—	$777,659
7	593	2,076	—	—	—	—	—	2,669
Total premium finance	$655,200	$121,458	$2,973	$109	$528	$60	$—	$780,328
Real Estate – Construction and Development
Risk Grade:
2	$—	$62	$—	$—	$—	$—	$—	$62
3	7,884	37,592	6,222	3,962	2,633	8,030	1,038	67,361
4	426,409	451,515	295,524	67,692	42,799	27,869	37,595	1,349,403
5	—	528	16,913	44,673	13,946	27,151	105	103,316
6	—	—	21	2,126	—	646	—	2,793
7	1,546	13	170	295	624	2,300	—	4,948
Total real estate – construction and development	$435,839	$489,710	$318,850	$118,748	$60,002	$65,996	$38,738	$1,527,883
Real Estate – Commercial and Farmland
Risk Grade:
1	$—	$—	$—	$146	$—	$—	$—	$146
2	56,737	7,332	354	448	2,058	12,776	—	79,705
3	566,934	853,282	410,581	171,064	169,835	485,822	43,381	2,700,899
4	227,946	424,926	580,795	432,688	241,782	631,786	31,889	2,571,812
5	1,679	17,197	112,473	72,218	133,334	149,037	4,053	489,991
6	462	—	10,369	14,008	29,841	28,571	884	84,135
7	2,184	6,791	36,428	16,648	6,430	56,298	5	124,784
Total real estate – commercial and farmland	$855,942	$1,309,528	$1,151,000	$707,220	$583,280	$1,364,290	$80,212	$6,051,472
Real Estate - Residential
Risk Grade:
1	$—	$—	$—	$—	$—	$15	$—	$15
2	—	36	378	—	96	36,139	1,150	37,799
3	611,704	681,564	352,543	157,688	115,923	390,335	186,520	2,496,277
4	16,340	12,494	16,410	12,529	8,699	49,078	35,969	151,519
5	532	19,488	43,677	22,071	13,844	54,793	2,787	157,192
6	618	417	933	870	399	3,556	107	6,900
7	408	4,042	12,503	11,053	4,215	14,001	3,054	49,276
Total real estate - residential	$629,602	$718,041	$426,444	$204,211	$143,176	$547,917	$229,587	$2,898,978

As of December 31, 2020	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior		Total
Commercial, Financial and Agricultural
Risk Grade:
1	$829,710	$2,912	$1,055	$387	$490	$4,961	$36,373	$875,888
2	1,213	1,512	668	996	172	967	14,317	19,845
3	109,352	54,266	16,932	17,968	7,027	3,905	68,806	278,256
4	86,837	71,645	74,388	37,779	15,359	23,069	85,366	394,443
5	4,061	4,269	4,772	7,443	804	5,842	4,352	31,543
6	21	72	506	193	3,509	1,232	632	6,165
7	3,312	3,460	2,579	3,573	1,294	5,214	1,886	21,318
8	—	—	—	—	—	—	19	19
Total commercial, financial and agricultural	$1,034,506	$138,136	$100,900	$68,339	$28,655	$45,190	$211,751	$1,627,477
Consumer Installment
Risk Grade:
1	$6,782	$3,001	$1,550	$583	$95	$1	$667	$12,679
2	—	—	46	2	—	63	42	153
3	15,172	6,960	2,838	887	1,455	601	4,389	32,302
4	120,800	53,593	53,182	16,329	3,121	9,437	3,556	260,018
5	49	127	28	30	3	242	8	487
6	—	2	9	—	—	145	—	156
7	30	209	72	105	134	553	97	1,200
Total consumer installment	$142,833	$63,892	$57,725	$17,936	$4,808	$11,042	$8,759	$306,995
Indirect Automobile
Risk Grade:
2	$—	$—	$81	$31	$5,356	$3,054	$—	$8,522
3	—	35,432	187,656	188,302	103,570	52,781	—	567,741
6	—	—	57	70	62	85	—	274
7	—	163	519	561	1,078	1,225	—	3,546
Total indirect automobile	$—	$35,595	$188,313	$188,964	$110,066	$57,145	$—	$580,083
Mortgage Warehouse
Risk Grade:
3	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Municipal
Risk Grade:
1	$91,692	$12,685	$8,944	$143,741	$124,929	$97,923	$—	$479,914
2	73,000	—	—	—	9,410	—	—	82,410
3	39,990	713	—	5,453	7,204	5,489	—	58,849
4	31,394	—	—	—	—	6,836	—	38,230
Total municipal	$236,076	$13,398	$8,944	$149,194	$141,543	$110,248	$—	$659,403

As of December 31, 2020	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior		Total
Premium Finance
Risk Grade:
2	$661,614	$18,236	$515	$746	$121	$38	$—	$681,270
7	5,811	760	—	—	—	—	—	6,571
Total premium finance	$667,425	$18,996	$515	$746	$121	$38	$—	$687,841
Real Estate – Construction and Development
Risk Grade:
3	$59,325	$7,035	$6,870	$8,046	$3,415	$6,916	$1,293	$92,900
4	605,254	445,496	205,444	50,181	14,672	26,915	68,574	1,416,536
5	1,614	26,720	9,612	13,261	17,712	10,127	107	79,153
6	685	1,036	3,646	1,302	—	4,564	—	11,233
7	15	2,858	566	271	42	3,136	—	6,888
Total real estate – construction and development	$666,893	$483,145	$226,138	$73,061	$35,841	$51,658	$69,974	$1,606,710
Real Estate – Commercial and Farmland
Risk Grade:
1	$—	$—	$161	$—	$—	$—	$—	$161
2	7,482	540	521	2,131	4,375	10,663	1,138	26,850
3	918,939	370,703	143,591	197,942	224,712	274,665	67,067	2,197,619
4	344,777	584,814	423,241	331,024	242,573	545,745	34,326	2,506,500
5	4,027	39,216	69,173	80,726	25,561	94,461	1,274	314,438
6	—	10,680	4,895	28,139	7,670	31,224	—	82,608
7	250	54,439	18,574	15,489	27,044	55,763	271	171,830
Total real estate – commercial and farmland	$1,275,475	$1,060,392	$660,156	$655,451	$531,935	$1,012,521	$104,076	$5,300,006
Real Estate - Residential
Risk Grade:
1	$—	$—	$—	$—	$—	$19	$—	$19
2	37	398	12	121	1,275	47,286	1,402	50,531
3	763,101	529,268	254,632	186,531	154,285	388,825	203,491	2,480,133
4	19,296	19,874	15,784	11,607	14,240	53,869	44,276	178,946
5	400	1,768	3,489	3,479	1,151	12,824	3,618	26,729
6	527	1,843	1,030	334	724	3,391	255	8,104
7	3,442	9,387	12,339	4,667	2,157	16,659	2,944	51,595
Total real estate - residential	$786,803	$562,538	$287,286	$206,739	$173,832	$522,873	$255,986	$2,796,057

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed to be troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2021 and 2020 totaling $220.8 million and $139.6 million, respectively, under such parameters.

As of June 30, 2021 and December 31, 2020, the Company had a balance of $92.3 million and $85.0 million, respectively, in troubled debt restructurings. The Company has recorded $1.0 million and $1.2 million in previous charge-offs on such loans at June 30, 2021 and December 31, 2020, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $14.2 million and $13.0 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the loans by class modified as troubled debt restructurings which occurred during the three and six months ended June 30, 2021 and 2020. These modifications did not have a material impact on the Company’s allowance for credit losses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$165	1	$731	6	$591	1	$731
Consumer installment	2	8	3	7	2	8	4	15
Real estate – construction and development	—	—	—	—	—	—	1	20
Real estate – commercial and farmland	3	8,653	—	—	5	16,312	1	16
Real estate – residential	2	472	5	839	12	1,457	76	10,496
Total	9	$9,298	9	$1,577	25	$18,368	83	$11,278

The following table presents the outstanding balance of troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three and six months ended June 30, 2021 and 2020. These defaults did not have a material impact on the Company's allowance for credit losses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	—	$—	3	$49	1	$200
Consumer installment	—	—	3	4	4	5	3	4
Indirect automobile	7	27	—	—	22	112	—	—
Real estate – construction and development	—	—	—	—	1	1	2	285
Real estate – commercial and farmland	1	202	—	—	3	5,382	2	676
Real estate – residential	17	940	4	164	27	1,646	8	567
Total	25	$1,169	7	$168	60	$7,195	16	$1,732

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at June 30, 2021 and December 31, 2020:

June 30, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,038	10	$805
Consumer installment	9	28	19	43
Indirect automobile	336	1,647	47	301
Real estate – construction and development	5	898	4	301
Real estate – commercial and farmland	28	46,025	11	7,103
Real estate – residential	238	31,570	31	2,515
Total	628	$81,206	122	$11,068

December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate – construction and development	4	506	5	707
Real estate – commercial and farmland	28	36,707	7	1,401
Real estate – residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has also provided payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of June 30, 2021, $127.7 million in loans remained in payment deferral related to COVID-19 pandemic Disaster Relief Program compared with $332.8 million at December 31, 2020.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

	June 30, 2021		December 31, 2020
(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$2,539	0.2%	$12,471	0.8%
Consumer installment	29	—%	1,418	0.5%
Indirect automobile	1,126	0.3%	8,936	1.5%
Real estate – construction and development	873	0.1%	11,049	0.7%
Real estate – commercial and farmland	63,827	1.1%	179,183	3.4%
Real estate – residential	59,331	2.0%	119,722	4.3%
	$127,725	0.9%	$332,779	2.3%

Allowance for Credit Losses on Loans

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

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed. The Company utilizes a one year reasonable and supportable forecast period. The Company’s methodologies revert back to historical loss information on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts.

During the six months ended June 30, 2021, the allowance for credit losses decreased primarily due to improvement in forecasted macroeconomic factors. The allowance for credit losses was determined at June 30, 2021 using a weighting of three economic forecasts from Moody's. The Moody's baseline economic forecast, which Moody's defines as having a 50% probability the economy will perform better than the baseline projection and the same probability it will perform worse was weighted at 50%, the stagflation scenario was weighted at 35% and the downside 75th percentile S-2 scenario was weighted at 15%. The current forecast reflects, among other things, improvements in forecast levels of unemployment, home prices and commercial real estate prices compared with the forecast at December 31, 2020.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2021	$8,291	$8,790	$1,272	$3,521	$790	$4,100
Provision for loan losses	1,502	491	(423)	(156)	(13)	(833)
Loans charged off	(3,529)	(1,669)	(141)	—	—	(1,194)
Recoveries of loans previously charged off	625	212	372	—	—	2,466
Balance, June 30, 2021	$6,889	$7,824	$1,080	$3,365	$777	$4,539

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2021	$22,858	$91,211	$37,737	$178,570
Provision for loan losses	(3,757)	(3,031)	5,321	(899)
Loans charged off	(186)	(27)	(392)	(7,138)
Recoveries of loans previously charged off	84	185	593	4,537
Balance, June 30, 2021	$18,999	$88,338	$43,259	$175,070

Six Months Ended June 30, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Provision for loan losses	4,077	6,297	(951)	(301)	(14)	(391)
Loans charged off	(5,899)	(3,117)	(970)	—	—	(2,537)
Recoveries of loans previously charged off	1,352	568	1,072	—	—	3,588
Balance, June 30, 2021	$6,889	$7,824	$1,080	$3,365	$777	$4,539

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422
Provision for loan losses	(26,344)	640	(491)	(17,478)
Loans charged off	(212)	(1,422)	(555)	(14,712)
Recoveries of loans previously charged off	251	226	781	7,838
Balance, June 30, 2021	$18,999	$88,338	$43,259	$175,070

Three Months Ended June 30, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2020	$8,110	$15,446	$3,464	$1,102	$522	$11,508
Provision for loan losses	11	5,165	574	396	(15)	(2,083)
Loans charged off	(486)	(962)	(1,016)	—	—	(1,903)
Recoveries of loans previously charged off	303	436	359	—	—	676
Balance, June 30, 2020	$7,938	$20,085	$3,381	$1,498	$507	$8,198

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2020	$25,319	$51,754	$32,299	$149,524
Provision for loan losses	28,853	38,133	(2,585)	68,449
Loans charged off	(74)	(6,315)	(525)	(11,281)
Recoveries of loans previously charged off	168	21	138	2,101
Balance, June 30, 2020	$54,266	$83,593	$29,327	$208,793

Six Months Ended June 30, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2019	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASC 326	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	3,091	9,636	816	395	115	2,551
Loans charged off	(2,972)	(2,104)	(2,247)	—	—	(2,734)
Recoveries of loans previously charged off	665	757	703	—	—	1,360
Balance, June 30, 2020	$7,938	$20,085	$3,381	$1,498	$507	$8,198

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2019	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASC 326	12,248	27,073	19,790	78,661
Provision for loan losses	35,587	53,991	(686)	105,496
Loans charged off	(74)	(7,243)	(625)	(17,999)
Recoveries of loans previously charged off	510	106	345	4,446
Balance, June 30, 2020	$54,266	$83,593	$29,327	$208,793

NOTE 4 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At June 30, 2021 and December 31, 2020, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$5,544	$11,641

At June 30, 2021 and December 31, 2020 the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 5 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2021	December 31, 2020
FHLB borrowings:
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	$15,000	$15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,406	1,411
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	973	977
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,493	1,567

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $747 and $812, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,253	74,188
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $2,044 and $2,165, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	117,956	117,835
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,089 and $1,150, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	76,089	76,150
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,867 and $1,973, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,133	108,027
	$425,303	$425,155

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2021, $3.35 billion was available for borrowing on lines with the FHLB.

As of June 30, 2021, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2021, the Bank had $3.24 billion of loans pledged at the Federal Reserve discount window and had $2.25 billion available for borrowing.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statement of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive income balances as well as changes in each of the respective components, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income
Three Months Ended June 30, 2021
Balance, March 31, 2021	$—	$26,090	$26,090
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	—	(1,066)	(1,066)
Balance, June 30, 2021	$—	$25,024	$25,024

Three Months Ended June 30, 2020
Balance, March 31, 2020	$(244)	$39,795	$39,551
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	111	(49)	62
Balance, June 30, 2020	$(133)	$39,746	$39,613

Six Months Ended June 30, 2021
Balance, December 31, 2020	$—	$33,505	$33,505
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	—	(8,481)	(8,481)
Balance, June 30, 2021	$—	$25,024	$25,024

Six Months Ended June 30, 2020
Balance, December 31, 2019	$(147)	$18,142	$17,995
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	14	21,604	21,618
Balance, June 30, 2020	$(133)	$39,746	$39,613

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(share data in thousands)	2021	2020	2021	2020
Average common shares outstanding	69,497	69,192	69,448	69,235
Common share equivalents:
Stock options	64	9	74	33
Nonvested restricted share grants	151	75	153	130
Performance stock units	80	17	90	15
Average common shares outstanding, assuming dilution	69,792	69,293	69,765	69,413

For the three and six-month periods ended June 30, 2021, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive. For the three and six-month periods ended June 30, 2020, there were outstanding 252,765 and 56,000 options exerciseable for common shares, respectively, with strike prices that would cause the underlying shares to be anti-dilutive.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	June 30, 2021	December 31, 2020
Mortgage loans held for sale	$1,200,139	$998,050
SBA loans held for sale	10,450	3,757
Total loans held for sale	$1,210,589	$1,001,807

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

A net gain of $10.0 million and a net loss of $15.1 million resulting from fair value changes of these mortgage loans were recorded in income during the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, net gains of $26.1 million and $41.1 million, respectively, resulting from fair value changes of these mortgage loans were recorded in income. Net losses of $45.1 million and $17.6 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, net gains of $36.4 million and $33.8 million, respectively, resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Aggregate fair value of mortgage loans held for sale	$1,200,139	$998,050
Aggregate unpaid principal balance of mortgage loans held for sale	1,164,671	947,460
Past-due loans of 90 days or more	361	—
Nonaccrual loans	361	—
Unpaid principal balance of nonaccrual loans	352	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Aggregate fair value of SBA loans held for sale	$10,450	$3,757
Aggregate unpaid principal balance of SBA loans held for sale	9,423	3,393
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, loans held for sale and derivative financial instruments are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral-dependent loans, loan servicing rights and OREO. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2021 and December 31, 2020:

	Recurring Basis Fair Value Measurements
	June 30, 2021
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. government sponsored agencies	$12,327	$—	$12,327	$—
State, county and municipal securities	60,836	—	60,836	—
Corporate debt securities	43,612	—	42,442	1,170
SBA pool securities	54,281	—	54,281	—
Mortgage-backed securities	607,111	—	607,111	—
Loans held for sale	1,210,589	—	1,210,589	—
Mortgage banking derivative instruments	20,314	—	20,314	—
Total recurring assets at fair value	$2,009,070	$—	$2,007,900	$1,170
Financial liabilities:
Mortgage banking derivative instruments	$2,546	$—	$2,546	$—
Total recurring liabilities at fair value	$2,546	$—	$2,546	$—

	Recurring Basis Fair Value Measurements
	December 31, 2020
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. government sponsored agencies	$17,504	$—	$17,504	$—
State, county and municipal securities	66,778	—	66,778	—
Corporate debt securities	51,896	—	50,726	1,170
SBA pool securities	62,497	—	62,497	—
Mortgage-backed securities	784,204	—	784,204	—
Loans held for sale	1,001,807	—	1,001,807	—
Mortgage banking derivative instruments	51,756	—	51,756	—
Total recurring assets at fair value	$2,036,442	$—	$2,035,272	$1,170
Financial liabilities:
Mortgage banking derivative instruments	$16,415	$—	$16,415	$—
Total recurring liabilities at fair value	$16,415	$—	$16,415	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2021 and December 31, 2020:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Collateral-dependent loans	$78,530	$—	$—	$78,530
Other real estate owned	1,979	—	—	1,979
Mortgage servicing rights	191,675	—	—	191,675
Total nonrecurring assets at fair value	$272,184	$—	$—	$272,184

December 31, 2020
Collateral-dependent loans	$98,426	$—	$—	$98,426
Other real estate owned	4,964	—	—	4,964
Mortgage servicing rights	130,630	—	—	130,630
SBA servicing rights	5,839	—	5,839	—
Total nonrecurring assets at fair value	$239,859	$—	$5,839	$234,020

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2021 and the year ended December 31, 2020, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2021
Recurring:
Investment securities available-for-sale	$1,170	Discounted par values	Probability of default	13.6%	13.6%
			Loss given default	39%	39%
Nonrecurring:
Collateral-dependent loans	$78,530	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 57%	44%
Other real estate owned	$1,979	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 38%	23%
Mortgage servicing rights	$191,675	Discounted cash flows	Discount rate	9% - 10%	9%
			Prepayment speed	13% - 42%	15%

December 31, 2020
Recurring:
Investment securities available-for-sale	$1,170	Discounted par values	Probability of default	18.8%	18.8%
			Loss given default	40%	40%
Nonrecurring:
Collateral-dependent loans	$98,426	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	44%
Other real estate owned	$4,964	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 59%	28%
Mortgage servicing rights	$130,630	Discounted cash flows	Discount rate	9% - 12%	10%
			Prepayment speed	14% - 37%	19%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		June 30, 2021
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$259,729	$259,729	$—	$—	$259,729
Federal funds sold and interest-bearing accounts	3,044,795	3,044,795	—	—	3,044,795
Time deposits in other banks	—	—	—	—	—
Investment securities held-to-maturity	29,055	—	29,008	—	29,008
Loans, net	14,527,191	—	—	14,407,763	14,407,763
Accrued interest receivable	64,906	—	2,919	61,987	64,906
Financial liabilities:
Deposits	18,257,997	—	18,262,653	—	18,262,653
Securities sold under agreements to repurchase	5,544	5,544	—	—	5,544
Other borrowings	425,303	—	430,674	—	430,674
Subordinated deferrable interest debentures	125,331	—	117,735	—	117,735
Accrued interest payable	4,375	—	4,375	—	4,375

		Fair Value Measurements
		December 31, 2020
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$203,349	$203,349	$—	$—	$203,349
Federal funds sold and interest-bearing accounts	1,913,957	1,913,957	—	—	1,913,957
Time deposits in other banks	249	—	249	—	249
Investment securities held-to-maturity	—	—	—	—	—
Loans, net	14,183,077	—	—	14,096,711	14,096,711
Accrued interest receivable	76,254	—	3,567	72,687	76,254
Financial liabilities:
Deposits	16,957,823	—	16,968,606	—	16,968,606
Securities sold under agreements to repurchase	11,641	11,641	—	—	11,641
Other borrowings	425,155	—	431,783	—	431,783
Subordinated deferrable interest debentures	124,345	—	116,280	—	116,280
Accrued interest payable	5,487	—	5,487	—	5,487

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$3,550,269	$2,826,719
Unused home equity lines of credit	262,576	259,015
Financial standby letters of credit	32,291	33,613
Mortgage interest rate lock commitments	674,525	1,199,939

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2021 and the year ended December 31, 2020.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$21,015	$17,791	$32,854	$1,077
Adjustment to reflect adoption of ASC 326	—	—	—	12,714
Addition due to acquisition	—	—	—	—
Provision for unfunded commitments	1,299	19,712	(10,540)	23,712
Balance at end of period	$22,314	$37,503	$22,314	$37,503

Other Commitments

As of June 30, 2021, letters of credit issued by the FHLB totaling $490.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States and an unprecedented slowdown in economic activity, as many state and local governments have intermittently ordered non-essential businesses to close and residents to shelter in place at home. As a result of the pandemic, commercial customers are experiencing varying levels of disruptions or restrictions on their business activity, and consumers are experiencing interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 pandemic and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the duration of the pandemic and spread of the coronavirus, including a resurgence or additional waves or variants of the virus, the actions to contain the virus or treat its impact, including public acceptance of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. This could cause a material, adverse effect on the Company’s business, financial condition and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; increases in our allowance for credit losses; and decreases in the value of our intangible assets.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$109,260	$34,085	$8,988	$14,050	$7,368	$173,751
Interest expense	(1,410)	11,552	268	1,168	321	11,899
Net interest income	110,670	22,533	8,720	12,882	7,047	161,852
Provision for credit losses	(3,949)	5,647	(155)	(607)	(794)	142
Noninterest income	16,171	69,055	1,333	2,677	4	89,240
Noninterest expense
Salaries and employee benefits	37,814	44,798	278	937	1,678	85,505
Occupancy and equipment	9,050	1,553	1	132	76	10,812
Data processing and communications expenses	10,280	1,435	68	—	94	11,877
Other expenses	18,763	7,638	30	284	852	27,567
Total noninterest expense	75,907	55,424	377	1,353	2,700	135,761
Income before income tax expense	54,883	30,517	9,831	14,813	5,145	115,189
Income tax expense	14,196	6,408	2,064	3,111	1,083	26,862
Net income	$40,687	$24,109	$7,767	$11,702	$4,062	$88,327

Total assets	$15,561,628	$3,917,275	$779,234	$748,234	$880,560	$21,886,931
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	50,418	—	—	—	13,365	63,783

	Three Months Ended June 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$128,653	$34,714	$5,285	$8,757	$7,609	$185,018
Interest expense	8,323	10,412	259	1,723	487	21,204
Net interest income	120,330	24,302	5,026	7,034	7,122	163,814
Provision for credit losses	86,805	423	403	2,322	(1,792)	88,161
Noninterest income	14,468	104,195	727	1,570	—	120,960
Noninterest expense
Salaries and employee benefits	40,423	50,003	209	2,612	1,921	95,168
Occupancy and equipment	11,679	1,953	1	97	77	13,807
Data processing and communications expenses	8,919	1,406	55	15	119	10,514
Other expenses	27,997	6,949	88	359	886	36,279
Total noninterest expense	89,018	60,311	353	3,083	3,003	155,768
Income (loss) before income tax expense	(41,025)	67,763	4,997	3,199	5,911	40,845
Income tax expense (benefit)	(8,582)	14,231	1,049	671	1,240	8,609
Net income (loss)	$(32,443)	$53,532	$3,948	$2,528	$4,671	$32,236

Total assets	$13,121,679	$3,905,683	$753,668	$1,310,077	$781,522	$19,872,629
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	64,007	—	—	—	16,347	80,354

	Six Months Ended June 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$221,639	$64,284	$19,315	$32,084	$14,379	$351,701
Interest expense	(1,847)	22,767	689	2,567	696	24,872
Net interest income	223,486	41,517	18,626	29,517	13,683	326,829
Provision for credit losses	(27,853)	1,094	(300)	(1,154)	(236)	(28,449)
Noninterest income	32,909	166,695	2,313	5,288	8	207,213
Noninterest expense
Salaries and employee benefits	80,537	94,636	608	2,319	3,390	181,490
Occupancy and equipment	19,170	3,029	2	238	154	22,593
Data processing and communications expenses	20,481	2,981	117	1	181	23,761
Other expenses	38,473	15,827	63	579	1,773	56,715
Total noninterest expense	158,661	116,473	790	3,137	5,498	284,559
Income before income tax expense	125,587	90,645	20,449	32,822	8,429	277,932
Income tax expense	32,652	19,035	4,294	6,893	1,769	64,643
Net income	$92,935	$71,610	$16,155	$25,929	$6,660	$213,289

	Six Months Ended June 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$260,954	$68,125	$10,135	$12,485	$16,087	$367,786
Interest expense	22,249	26,067	1,807	3,270	2,634	56,027
Net interest income	238,705	42,058	8,328	9,215	13,453	311,759
Provision for credit losses	122,802	2,420	394	1,419	2,173	129,208
Noninterest income	32,241	138,564	1,687	2,847	—	175,339
Noninterest expense
Salaries and employee benefits	82,044	81,100	419	4,088	3,463	171,114
Occupancy and equipment	22,026	3,457	2	194	156	25,835
Data processing and communications expenses	19,716	2,392	96	28	236	22,468
Other expenses	58,642	12,824	122	874	1,942	74,404
Total noninterest expense	182,428	99,773	639	5,184	5,797	293,821
Income (loss) before income tax expense	(34,284)	78,429	8,982	5,459	5,483	64,069
Income tax expense (benefit)	(8,307)	16,639	1,886	1,146	1,147	12,511
Net income (loss)	$(25,977)	$61,790	$7,096	$4,313	$4,336	$51,558

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	June 30, 2021	December 31, 2020
Loan Servicing Rights
Residential mortgage	$191,675	$130,630
SBA	6,123	5,839
Indirect automobile	—	73
Total loan servicing rights	$197,798	$136,542

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

During the three- and six-months ended June 30, 2021, the Company recorded servicing fee income of $11.3 million and $21.5 million, respectively. During the three- and six-months ended June 30, 2020, the Company recorded servicing fee income of $6.9 million and $13.1 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing rights	2021	2020	2021	2020
Beginning carrying value, net	$154,746	$85,922	$130,630	$94,902
Additions	43,377	19,298	65,244	35,359
Amortization	(7,197)	(5,687)	(14,681)	(9,853)
Recoveries/(impairment)	749	(8,152)	10,482	(29,027)
Ending carrying value, net	$191,675	$91,381	$191,675	$91,381

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing valuation allowance	2021	2020	2021	2020
Beginning balance	$29,674	$20,979	$39,407	$104
Additions	—	8,152	—	29,027
Recoveries	(749)	—	(10,482)	—
Ending balance	$28,925	$29,131	$28,925	$29,131

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	June 30, 2021	December 31, 2020
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$15,486,442	$13,764,529
Composition of residential loans serviced for others:
FHLMC	21.35%	21.55%
FNMA	61.30%	61.75%
GNMA	17.35%	16.70%
Total	100.00%	100.00%
Weighted average term (months)	340	340
Weighted average age (months)	19	20
Modeled prepayment speed	14.67%	18.82%
Decline in fair value due to a 10% adverse change	(8,237)	(7,154)
Decline in fair value due to a 20% adverse change	(15,818)	(13,664)
Weighted average discount rate	8.76%	9.50%
Decline in fair value due to a 10% adverse change	(6,866)	(4,304)
Decline in fair value due to a 20% adverse change	(13,193)	(8,321)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the value of the residential mortgage servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.

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

During the three- and six-months ended June 30, 2021, the Company recorded servicing fee income of $980,000 and $2.0 million, respectively. During the three- and six-months ended June 30, 2020, the Company recorded servicing fee income of $1.0 million and $2.1 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
SBA servicing rights	2021	2020	2021	2020
Beginning carrying value, net	$6,445	$5,394	$5,839	$7,886
Additions	241	100	471	475
Purchase accounting adjustment	—	—	—	(1,214)
Amortization	(563)	(416)	(1,092)	(779)
Recoveries/(impairment)	—	163	905	(1,127)
Ending carrying value, net	$6,123	$5,241	$6,123	$5,241

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
SBA servicing valuation allowance	2021	2020	2021	2020
Beginning balance	$—	$1,431	$905	$141
Additions	—	—	—	1,127
Recoveries	—	(163)	(905)	—
Ending balance	$—	$1,268	$—	$1,268

(dollars in thousands)	June 30, 2021	December 31, 2020
SBA servicing rights
Unpaid principal balance of loans serviced for others	$431,185	$351,325
Weighted average life (in years)	3.59	3.46
Modeled prepayment speed	18.37%	19.14%
Decline in fair value due to a 10% adverse change	(393)	(335)
Decline in fair value due to a 20% adverse change	(747)	(636)
Weighted average discount rate	7.77%	9.55%
Decline in fair value due to a 100 basis point adverse change	(187)	(151)
Decline in fair value due to a 200 basis point adverse change	(365)	(295)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the value of the SBA servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.
Indirect Automobile Loans

The Company previously acquired a portfolio of indirect automobile loans serviced for others. These loans, or portions of loans, were sold on a servicing retained basis. Amortization and impairment/recoveries of servicing rights, and ongoing servicing fees are recorded in the consolidated statements of income and comprehensive income as part of other noninterest income. The Company is not actively originating or selling indirect automobile loans.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Indirect automobile servicing rights	2021	2020	2021	2020
Beginning carrying value, net	$29	$204	$73	$247
Amortization	(29)	(42)	(73)	(85)
Ending carrying value, net	$—	$162	$—	$162

During the three- and six-months ended June 30, 2021, the Company recorded servicing fee income of $170,000 and $376,000, respectively. During the three- and six-months ended June 30, 2020, the Company recorded servicing fee income of $518,000 and $1.2 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following: general competitive, economic, unemployment, political and market conditions and fluctuations, including real estate market conditions, and the effects of such conditions and fluctuations on the creditworthiness of borrowers, collateral values, asset recovery values and the value of investment securities; movements in interest rates and their impacts on net interest margin; expectations on credit quality and performance; competitive pressures on product pricing and services; legislative and regulatory changes; changes in U.S. government monetary and fiscal policy; the impact of the COVID-19 pandemic on the general economy, our customers and the allowance for loan losses; the benefits that may be realized by our customers from government assistance programs and regulatory actions related to the COVID-19 pandemic; the potential impact of the phase-out of the London Interbank Offered Rate ("LIBOR") or other changes involving LIBOR; additional competition in our markets; changes in state and federal banking laws and regulations to which we are subject; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; the cost savings and any revenue synergies expected to result from acquisition transactions, which may not be fully realized within the expected timeframes if at all; the success and timing of other business strategies; our outlook and long-term goals for future growth; weather events, natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises and other catastrophic events beyond our control; and other factors discussed in our filings with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2021, as compared with December 31, 2020, and operating results for the three- and six-month periods ended June 30, 2021 and 2020. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

This discussion contains certain performance measures determined by methods other than in accordance with GAAP. Management of the Company uses these non-GAAP measures in its analysis of the Company’s performance. These measures are useful when evaluating the underlying performance and efficiency of the Company’s operations and balance sheet. The Company’s management believes that these non-GAAP measures provide a greater understanding of ongoing operations, enhance comparability of results with prior periods and demonstrate the effects of significant gains and charges in the current period. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of unusual items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Non-GAAP measures include adjusted net income and adjusted net income per diluted share. The Company calculates the regulatory capital ratios using current regulatory report instructions. The Company’s management uses these measures to assess the quality of capital and believes that investors may find them useful in their evaluation of the Company. These capital measures may or may not be necessarily comparable to similar capital measures that may be presented by other companies.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2020 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2020 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $88.3 million, or $1.27 per diluted share, for the quarter ended June 30, 2021, compared with $32.2 million, or $0.47 per diluted share, for the same period in 2020. The Company’s return on average assets and average shareholders’ equity were 1.64% and 12.66%, respectively, in the second quarter of 2021, compared with 0.67% and 5.23%, respectively, in the second quarter of 2020. During the second quarter of 2021, the Company recorded pre-tax servicing right recovery of $749,000 and pre-tax gains on the sale of premises of $236,000. During the second quarter of 2020, the Company incurred pre-tax merger and conversion charges of $895,000, pre-tax restructuring charges of $1.5 million, pre-tax servicing right impairment of $8.0 million, pre-tax gain on BOLI proceeds of $845,000, pre-tax expenses related to SEC and DOJ investigation of $1.3 million, pre-tax expenses related to the COVID-19 pandemic of $2.0 million and pre-tax losses on the sale of premises of $281,000. Excluding these adjustment items, the Company’s net income would have been $87.5 million, or $1.25 per diluted share, for the second quarter of 2021 and $42.4 million, or $0.61 per diluted share, for the second quarter of 2020.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended June 30,
(in thousands, except share and per share data)	2021	2020
Net income	$88,327	$32,236
Adjustment items:
Merger and conversion charges	—	895
Restructuring charge	—	1,463
Servicing right impairment (recovery)	(749)	7,989
Gain on BOLI proceeds	—	(845)
Expenses related to SEC and DOJ investigation	—	1,294
Natural disaster and pandemic expenses	—	2,043
(Gain) loss on the sale of premises	(236)	281
Tax effect of adjustment items (Note 1)	206	(2,933)
After tax adjustment items	(779)	10,187
Adjusted net income	$87,548	$42,423

Weighted average common shares outstanding - diluted	69,791,670	69,292,972
Net income per diluted share	$1.27	$0.47
Adjusted net income per diluted share	$1.25	$0.61

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the second quarter of 2021 and 2020, respectively:

	Three Months Ended June 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$109,260	$34,085	$8,988	$14,050	$7,368	$173,751
Interest expense	(1,410)	11,552	268	1,168	321	11,899
Net interest income	110,670	22,533	8,720	12,882	7,047	161,852
Provision for credit losses	(3,949)	5,647	(155)	(607)	(794)	142
Noninterest income	16,171	69,055	1,333	2,677	4	89,240
Noninterest expense
Salaries and employee benefits	37,814	44,798	278	937	1,678	85,505
Occupancy and equipment	9,050	1,553	1	132	76	10,812
Data processing and communications expenses	10,280	1,435	68	—	94	11,877
Other expenses	18,763	7,638	30	284	852	27,567
Total noninterest expense	75,907	55,424	377	1,353	2,700	135,761
Income before income tax expense	54,883	30,517	9,831	14,813	5,145	115,189
Income tax expense	14,196	6,408	2,064	3,111	1,083	26,862
Net income	$40,687	$24,109	$7,767	$11,702	$4,062	$88,327

	Three Months Ended June 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$128,653	$34,714	$5,285	$8,757	$7,609	$185,018
Interest expense	8,323	10,412	259	1,723	487	21,204
Net interest income	120,330	24,302	5,026	7,034	7,122	163,814
Provision for credit losses	86,805	423	403	2,322	(1,792)	88,161
Noninterest income	14,468	104,195	727	1,570	—	120,960
Noninterest expense
Salaries and employee benefits	40,423	50,003	209	2,612	1,921	95,168
Occupancy and equipment	11,679	1,953	1	97	77	13,807
Data processing and communications expenses	8,919	1,406	55	15	119	10,514
Other expenses	27,997	6,949	88	359	886	36,279
Total noninterest expense	89,018	60,311	353	3,083	3,003	155,768
Income (loss) before income tax expense	(41,025)	67,763	4,997	3,199	5,911	40,845
Income tax expense (benefit)	(8,582)	14,231	1,049	671	1,240	8,609
Net income (loss)	$(32,443)	$53,532	$3,948	$2,528	$4,671	$32,236

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2021 and 2020. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$2,481,336	$607	0.10%	$422,798	$168	0.16%
Investment securities	857,079	5,420	2.54%	1,382,699	9,544	2.78%
Loans held for sale	1,705,167	11,773	2.77%	1,614,080	14,053	3.50%
Loans	14,549,104	157,112	4.33%	13,915,406	162,617	4.70%
Total interest-earning assets	19,592,686	174,912	3.58%	17,334,983	186,382	4.32%
Noninterest-earning assets	1,946,208			1,887,198
Total assets	$21,538,894			$19,222,181

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,063,721	$2,846	0.13%	$7,355,593	$5,123	0.28%
Time deposits	2,006,265	2,929	0.59%	2,473,177	9,150	1.49%
Federal funds purchased and securities sold under agreements to repurchase	6,883	5	0.29%	12,452	25	0.81%
FHLB advances	48,910	193	1.58%	1,212,537	1,686	0.56%
Other borrowings	376,376	4,683	4.99%	269,300	3,487	5.21%
Subordinated deferrable interest debentures	125,068	1,243	3.99%	123,120	1,733	5.66%
Total interest-bearing liabilities	11,627,223	11,899	0.41%	11,446,179	21,204	0.75%
Demand deposits	6,874,471			5,061,578
Other liabilities	238,931			236,051
Shareholders’ equity	2,798,269			2,478,373
Total liabilities and shareholders’ equity	$21,538,894			$19,222,181
Interest rate spread			3.17%			3.57%
Net interest income		$163,013			$165,178
Net interest margin			3.34%			3.83%

On a tax-equivalent basis, net interest income for the second quarter of 2021 was $163.0 million, a decrease of $2.2 million, or 1.3%, compared with $165.2 million reported in the same quarter in 2020. The lower net interest income is a result of a shift in mix to lower yielding interest-bearing cash, partially offset by disciplined deposit repricing and a reduction in borrowing costs. Average interest earning assets increased $2.26 billion, or 13.0%, from $17.33 billion in the second quarter of 2020 to $19.59 billion for the second quarter of 2021. This growth in interest earning assets resulted primarily from organic growth in average loans and excess liquidity from deposit growth. The Company’s net interest margin during the second quarter of 2021 was 3.34%, down 49 basis points from 3.83% reported in the second quarter of 2020. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $6.4 billion during the second quarter of 2021, with weighted average yields of 3.36%, compared with $7.2 billion and 3.17%, respectively, during the second quarter of 2020. Loan production yields in the lines of business were negatively impacted three and 36 basis points during the second quarters of 2021 and 2020, respectively, by originations of PPP loans in our SBA division. Loan production in the banking division amounted to $911.3 million during the second quarter of 2021, with weighted average yields of 3.75%, compared with $472.1 million and 4.16%, respectively, during the second quarter of 2020.

Total interest income, on a tax-equivalent basis, decreased to $174.9 million during the second quarter of 2021, compared with $186.4 million in the same quarter of 2020.  Yields on earning assets decreased to 3.58% during the second quarter of 2021, compared with 4.32% reported in the second quarter of 2020. During the second quarter of 2021, loans comprised 83.0% of average earning assets, compared with 89.6% in the same quarter of 2020. Yields on loans decreased to 4.33% in the second quarter of 2021, compared with 4.70% in the same period of 2020. Accretion income for the second quarter of 2021 was $4.5 million, compared with $9.6 million in the second quarter of 2020.

The yield on total interest-bearing liabilities decreased from 0.75% in the second quarter of 2020 to 0.41% in the second quarter of 2021. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.26% in the second quarter of 2021, compared with 0.52% during the second quarter of 2020. Deposit costs decreased from 0.39% in the second quarter of 2020 to 0.13% in the second quarter of 2021. Non-deposit funding costs increased from 1.72% in the second quarter of 2020 to 4.41% in the second quarter of 2021. The increase in non-deposit funding costs was driven primarily by a shift in mix from short-term FHLB advances as excess liquidity reduced outstanding FHLB advances. Average balances of interest bearing deposits and their respective costs for the second quarter of 2021 and 2020 are shown below:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,314,334	0.10%	$2,441,305	0.21%
MMDA	4,872,500	0.16%	4,221,906	0.36%
Savings	876,887	0.06%	692,382	0.05%
Retail CDs	2,005,265	0.58%	2,471,134	1.49%
Brokered CDs	1,000	3.21%	2,043	2.76%
Interest-bearing deposits	$11,069,986	0.21%	$9,828,770	0.58%

Provision for Credit Losses

The Company’s provision for credit losses during the second quarter of 2021 amounted to $142,000, compared with $88.2 million in the second quarter of 2020. This decrease was primarily attributable to an improved economic forecast in our CECL model, particularly levels of unemployment, home prices and gross domestic product. The provision for credit losses for the second quarter of 2021 was comprised of negative $899,000 related to loans, $1.3 million related to unfunded commitments and negative $258,000 related to other credit losses compared with $68.4 million related to loans and $19.7 million related to unfunded commitments for the second quarter of 2020. Non-performing assets as a percentage of total assets decreased from 0.48% at December 31, 2020 to 0.32% at June 30, 2021. The decrease in non-performing assets is primarily attributable to a decrease in nonaccruing loans as a result of collection activities and upgrades and continued success with OREO sales. Net charge-offs on loans during the second quarter of 2021 were approximately $2.6 million, or 0.07% of average loans on an annualized basis, compared with approximately $9.2 million, or 0.27%, in the second quarter of 2020. The Company’s total allowance for credit losses on loans at June 30, 2021 was $175.1 million, or 1.18% of total loans, compared with $199.4 million, or 1.38% of total loans, at December 31, 2020. This decrease is primarily attributable to the provision release noted above and for the year-to-date period amounting to negative $17.5 million.

Noninterest Income

Total noninterest income for the second quarter of 2021 was $89.2 million, a decrease of $31.7 million, or 26.2%, from the $121.0 million reported in the second quarter of 2020.  Income from mortgage-related activities was $70.2 million in the second quarter of 2021, a decrease of $34.7 million, or 33.1%, from $104.9 million in the second quarter of 2020. Total production in the second quarter of 2021 amounted to $2.39 billion, compared with $2.67 billion in the same quarter of 2020, while spread (gain on sale) decreased to 2.77% in the current quarter, compared with 3.53% in the same quarter of 2020. The retail mortgage open pipeline finished the second quarter of 2021 at $1.75 billion, compared with $2.33 billion at March 31, 2021 and $2.67 billion at the end of the second quarter of 2020. Service charges on deposit accounts increased $1.1 million, or 10.9%, to $11.0 million in the second quarter of 2021, compared with $9.9 million in the second quarter of 2020. This increase in service charges on deposit accounts is due primarily to an increase in volume, particularly in business accounts.

Other noninterest income increased $1.8 million, or 34.9%, to $6.9 million for the second quarter of 2021, compared with $5.2 million during the second quarter of 2020. The increase in other noninterest income was primarily attributable to an increase in gains on sales of SBA loans of $1.5 million, an increase in BOLI income of $450,000 and an increase in merchant fee income of $390,000, partially offset by a decrease of $845,000 in gain on BOLI proceeds.

Noninterest Expense

Total noninterest expense for the second quarter of 2021 decreased $20.0 million, or 12.8%, to $135.8 million, compared with $155.8 million in the same quarter 2020. Salaries and employee benefits decreased $9.7 million, or 10.2%, from $95.2 million in the second quarter of 2020 to $85.5 million in the second quarter of 2021, due primarily to a decrease in variable compensation tied to mortgage production of $5.1 million, a decrease in severance of $1.1 million related to branch consolidations and efficiency initiatives and a decrease in PPP related incentives of $625,000. Occupancy and equipment expenses decreased $3.0 million, or 21.7%, to $10.8 million for the second quarter of 2021, compared with $13.8 million in the second quarter of 2020, due primarily to a reduction in leased locations related to previously announced efficiency initiatives and real estate taxes. Data processing and communications expenses increased $1.4 million, or 13.0%, to $11.9 million in the second quarter of 2021, compared with $10.5 million in the second quarter of 2020. Advertising and marketing expense was $1.9 million in the second quarter of 2021, compared with $1.5 million in the second quarter of 2020. Amortization of intangible assets decreased $1.5 million, or 27.4%, from $5.6 million in the second quarter of 2020 to $4.1 million in the second quarter of 2021. Core deposit intangibles are being amortized over an accelerated basis; therefore, the expense recorded will decline over the life of the asset. There were no merger and conversion charges in the second quarter of 2021, compared with $895,000 of such charges in the same quarter of 2020. Other noninterest expenses decreased $6.4 million, or 23.5%, from $27.4 million in the second quarter of 2020 to $20.9 million in the second quarter of 2021, due primarily to a decrease of $1.8 million in FDIC insurance, a decrease of $2.0 million in expenses related to the COVID-19 pandemic, and a decrease of $2.0 million in legal and professional fees. These decreases in other noninterest expenses were partially offset by increases in loan servicing expenses of $657,000 and variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the second quarter of 2021, the Company reported income tax expense of $26.9 million, compared with $8.6 million in the same period of 2020. The Company’s effective tax rate for the three months ending June 30, 2021 and 2020 was 23.3% and 21.1%, respectively. The increase in the effective tax rate is primarily a result of increased pre-tax book income compared with the same period in 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $213.3 million, or $3.06 per diluted share, for the six months ended June 30, 2021, compared with $51.6 million, or $0.74 per diluted share, for the same period in 2020. The Company’s return on average assets and average shareholders’ equity were 2.03% and 15.66%, respectively, in the six months ended June 30, 2021, compared with 0.56% and 4.17%, respectively, in the same period in 2020. During the first six months of 2021, the Company recorded pre-tax servicing right recovery of $11.4 million, pre-tax gain on BOLI proceeds of $603,000 and pre-tax gain on the sale of premises of $500,000. During the first six months of 2020, the Company incurred pre-tax merger and conversion charges of $1.4 million, pre-tax restructuring charges related to branch consolidations of $1.5 million, pre-tax servicing right impairment of $30.2 million, pre-tax gain on BOLI proceeds of $845,000, pre-tax expenses related to SEC and DOJ investigation of $2.7 million, pre-tax expenses related to the COVID-19 pandemic of $2.6 million and pre-tax loss on the sale of premises of $751,000. Excluding these adjustment items, the Company’s net income would have been $203.3 million, or $2.91 per diluted share, for the six months ended June 30, 2021 and $81.6 million, or $1.18 per diluted share, for the same period in 2020.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020
Net income available to common shareholders	$213,289	$51,558
Adjustment items:
Merger and conversion charges	—	1,435
Restructuring charge	—	1,463
Servicing right impairment (recovery)	(11,388)	30,154
Gain on BOLI proceeds	(603)	(845)
Expenses related to SEC and DOJ investigation	—	2,737
Natural disaster and pandemic charges	—	2,591
(Gain) loss on the sale of premises	(500)	751
Tax effect of adjustment items (Note 1)	2,496	(8,216)
After tax adjustment items	(9,995)	30,070
Adjusted net income	$203,294	$81,628

Weighted average common shares outstanding - diluted	69,764,923	69,413,027
Net income per diluted share	$3.06	$0.74
Adjusted net income per diluted share	$2.91	$1.18

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the six months ended June 30, 2020 are nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$221,639	$64,284	$19,315	$32,084	$14,379	$351,701
Interest expense	(1,847)	22,767	689	2,567	696	24,872
Net interest income	223,486	41,517	18,626	29,517	13,683	326,829
Provision for loan losses	(27,853)	1,094	(300)	(1,154)	(236)	(28,449)
Noninterest income	32,909	166,695	2,313	5,288	8	207,213
Noninterest expense
Salaries and employee benefits	80,537	94,636	608	2,319	3,390	181,490
Occupancy and equipment	19,170	3,029	2	238	154	22,593
Data processing and communications expenses	20,481	2,981	117	1	181	23,761
Other expenses	38,473	15,827	63	579	1,773	56,715
Total noninterest expense	158,661	116,473	790	3,137	5,498	284,559
Income before income tax expense	125,587	90,645	20,449	32,822	8,429	277,932
Income tax expense	32,652	19,035	4,294	6,893	1,769	64,643
Net income	$92,935	$71,610	$16,155	$25,929	$6,660	$213,289

	Six Months Ended June 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$260,954	$68,125	$10,135	$12,485	$16,087	$367,786
Interest expense	22,249	26,067	1,807	3,270	2,634	56,027
Net interest income	238,705	42,058	8,328	9,215	13,453	311,759
Provision for loan losses	122,802	2,420	394	1,419	2,173	129,208
Noninterest income	32,241	138,564	1,687	2,847	—	175,339
Noninterest expense
Salaries and employee benefits	82,044	81,100	419	4,088	3,463	171,114
Occupancy and equipment	22,026	3,457	2	194	156	25,835
Data processing and communications expenses	19,716	2,392	96	28	236	22,468
Other expenses	58,642	12,824	122	874	1,942	74,404
Total noninterest expense	182,428	99,773	639	5,184	5,797	293,821
Income (loss) before income tax expense	(34,284)	78,429	8,982	5,459	5,483	64,069
Income tax expense (benefit)	(8,307)	16,639	1,886	1,146	1,147	12,511
Net income (loss)	$(25,977)	$61,790	$7,096	$4,313	$4,336	$51,558

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2021 and 2020. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$2,324,365	$1,141	0.10%	$434,843	$1,455	0.67%
Investment securities	907,049	11,716	2.60%	1,419,580	19,825	2.81%
Loans held for sale	1,496,155	22,600	3.05%	1,600,606	27,690	3.48%
Loans	14,501,802	318,585	4.43%	13,308,960	321,253	4.85%
Total interest-earning assets	19,229,371	354,042	3.71%	16,763,989	370,223	4.44%
Noninterest-earning assets	1,915,380			1,885,757
Total assets	$21,144,751			$18,649,746

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$8,915,964	$5,894	0.13%	$7,145,803	$17,855	0.50%
Time deposits	2,036,668	6,679	0.66%	2,579,288	20,520	1.60%
Federal funds purchased and securities sold under agreements to repurchase	8,077	12	0.30%	14,045	65	0.93%
FHLB advances	48,931	385	1.59%	1,239,920	6,795	1.10%
Other borrowings	376,318	9,321	4.99%	269,377	6,998	5.22%
Subordinated deferrable interest debentures	124,823	2,581	4.17%	125,426	3,794	6.08%
Total interest-bearing liabilities	11,510,781	24,872	0.44%	11,373,859	56,027	0.99%
Demand deposits	6,644,646			4,571,249
Other liabilities	242,402			218,498
Shareholders’ equity	2,746,922			2,486,140
Total liabilities and shareholders’ equity	$21,144,751			$18,649,746
Interest rate spread			3.27%			3.45%
Net interest income		$329,170			$314,196
Net interest margin			3.45%			3.77%

On a tax-equivalent basis, net interest income for the six months ended June 30, 2021 was $329.2 million, an increase of $15.0 million, or 4.8%, compared with $314.2 million reported in the same period of 2020. The higher net interest income is a result of disciplined deposit pricing and a reduction in borrowing costs, partially offset by a decline in the yield on earning assets. Average interest earning assets increased $2.47 billion, or 14.7%, from $16.76 billion in the first six months of 2020 to $19.23 billion for the first six months of 2021. This growth in interest earning assets resulted primarily from organic growth in average loans, including PPP loans, and excess liquidity from deposit growth. The Company’s net interest margin during the first six months of 2021 was 3.45%, down 32 basis points from 3.77% reported for the first six months of 2020. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $13.9 billion during the first six months of 2021, with weighted average yields of 3.25%, compared with $11.1 billion and 3.51%, respectively, during the first six months of 2020. Loan production yields in the lines of business were negatively impacted seven and 26 basis points during the first six months of 2021 and 2020, respectively, by originations of PPP loans in our SBA division. Loan production in the banking division amounted to $1.5 billion during the first six months of 2021 with weighted average yields of 3.77%, compared with $1.4 billion and 4.42%, respectively, during the first six months of 2020.

Total interest income, on a tax-equivalent basis, decreased to $354.0 million during the six months ended June 30, 2021, compared with $370.2 million in the same period of 2020. Yields on earning assets decreased to 3.71% during the first six months of 2021, compared with 4.44% reported in the same period of 2020. During the first six months of 2021, loans comprised 83.2% of average earning assets, compared with 88.9% in the same period of 2020. Yields on loans decreased to

4.43% during the six months ended June 30, 2021, compared with 4.85% in the same period of 2020. Accretion income for the first six months of 2021 was $10.6 million, compared with $16.1 million in the first six months of 2020.

The yield on total interest-bearing liabilities decreased from 0.99% during the six months ended June 30, 2020 to 0.44% in the same period of 2021. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.28% in the first six months of 2021, compared with 0.71% during the same period of 2020. Deposit costs decreased from 0.54% in the first six months of 2020 to 0.14% in the same period of 2021. Non-deposit funding costs increased from 2.15% in the first six months of 2020 to 4.44% in the same period of 2021. The increase in non-deposit funding costs was driven primarily by a shift in mix from short-term FHLB advances as excess liquidity reduced outstanding FHLB advances. Average balances of interest bearing deposits and their respective costs for the six months ended June 30, 2021 and 2020 are shown below:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,248,655	0.11%	$2,364,626	0.34%
MMDA	4,817,197	0.16%	4,113,275	0.66%
Savings	850,112	0.06%	667,902	0.09%
Retail CDs	2,035,668	0.66%	2,547,671	1.59%
Brokered CDs	1,000	2.82%	31,617	2.04%
Interest-bearing deposits	$10,952,632	0.23%	$9,725,091	0.79%

Provision for Credit Losses

The Company’s provision for credit losses during the six months ended June 30, 2021 amounted to negative $28.4 million, compared with $129.2 million in the six months ended June 30, 2020. This decrease was primarily attributable to an improved economic forecast in our CECL model, particularly levels of unemployment, home prices and gross domestic product. The construction and development segment was the largest contributor to the decrease in provision as a result of both a decline in funded balances and an improvement in qualitative factors compared with December 31, 2020. The improvement in qualitative factors is attributable to uncertainty in the forecast and loss drivers used in the December 31, 2020 provision estimate which Management determined were both properly addressed in the current estimate. The provision for credit losses for the first six months of 2021 was comprised of negative $17.5 million related to loans, negative $10.5 million related to unfunded commitments and negative $431,000 related to other credit losses compared with $105.5 million related to loans and $23.7 million related to unfunded commitments for the same period in 2020. Non-performing assets as a percentage of total assets decreased from 0.48% at December 31, 2020 to 0.32% at June 30, 2021. The decrease in non-performing assets is primarily attributable to a decrease in nonaccruing loans as a result of collection activities and upgrades and continued success with OREO sales. Net charge-offs on loans during the first six months of 2021 were $6.9 million, or 0.10% of average loans on an annualized basis, compared with approximately $13.6 million, or 0.20%, in the first six months of 2020. The Company’s total allowance for credit losses on loans at June 30, 2021 was $175.1 million, or 1.18% of total loans, compared with $199.4 million, or 1.38% of total loans, at December 31, 2020. This decrease is primarily attributable to the provision release noted above.

Noninterest Income

Total noninterest income for the six months ended June 30, 2021 was $207.2 million, an increase of $31.9 million, or 18.2%, from the $175.3 million reported for the six months ended June 30, 2020.  Income from mortgage-related activities increased $28.5 million, or 20.3%, from $140.3 million in the first six months of 2020 to $168.7 million in the same period of 2021. Total production in the first six months of 2021 amounted to $5.03 billion, compared with $4.03 billion in the same period of 2020, while spread (gain on sale) increased to 3.39% during the six months ended June 30, 2021, compared with 3.31% in the same period of 2020. The retail mortgage open pipeline was $1.75 billion at June 30, 2021, compared with $2.00 billion at December 31, 2020 and $2.67 billion at June 30, 2020. Mortgage-related activities was positively impacted during the first six months of 2021 by a recovery of previous mortgage servicing right impairment of $10.5 million, compared with an impairment of $29.0 million for the same period in 2020.

Other noninterest income increased $3.2 million, or 28.1%, to $14.6 million for the first six months of 2021, compared with $11.4 million during the same period of 2020. The increase in other noninterest income was primarily attributable to an increase in gains on sales of SBA loans of $839,000, an increase in merchant fee income of $572,000, an increase in trust income of $640,000 and a decrease in SBA servicing asset impairment of $2.0 million, partially offset by a decrease of $852,000 in indirect automobile servicing income.

Noninterest Expense

Total noninterest expenses for the six months ended June 30, 2021 decreased $9.3 million, or 3.2%, to $284.6 million, compared with $293.8 million in the same period of 2020. Salaries and employee benefits increased $10.4 million, or 6.1%, from $171.1 million in the first six months of 2020 to $181.5 million in the same period of 2021 due primarily to an increase in variable compensation tied to increased mortgage production of $11.7 million. Occupancy and equipment expenses decreased $3.2 million, or 12.5%, to $22.6 million for the first six months of 2021, compared with $25.8 million in the same period of 2020, due primarily to a reduction in leased locations related to previously announced efficiency initiatives. Data processing and communications expenses increased $1.3 million, or 5.8%, to $23.8 million in the first six months of 2021, from $22.5 million reported in the same period of 2020. Credit resolution-related expenses decreased $2.0 million, or 62.9%, from $3.1 million in the first six months of 2020 to $1.2 million in the same period of 2021. This decrease in credit resolution-related expenses primarily resulted from a reduction in write-downs on OREO properties and a gain on sale of OREO properties of $714,000. Advertising and marketing expense was $3.4 million in the first six months of 2021, compared with $3.8 million in the first six months of 2020. Amortization of intangible assets decreased $3.0 million, or 27.1%, from $11.2 million in the first six months of 2020 to $8.2 million in the first six months of 2021. Core deposit intangibles are being amortized over an accelerated basis; therefore, the expense recorded will decline over the life of the asset. There were no merger and conversion charges in the first six months of 2021, compared with $1.4 million in the same period in 2020. Other noninterest expenses decreased $10.8 million, or 19.7%, from $54.8 million in the first six months of 2020 to $44.0 million in the same period of 2021, due primarily to a decrease of $4.0 million in FDIC insurance, a decrease of $2.6 million in expenses related to the COVID-19 pandemic and a decrease of $4.4 million in legal and professional fees. These decreases in other noninterest expenses were partially offset by increases in loan servicing expenses of $2.7 million and variable expenses tied to production in our mortgage division.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the six months ended June 30, 2021, the Company reported income tax expense of $64.6 million, compared with $12.5 million in the same period of 2020. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 23.3% and 19.5%, respectively. The increase in the effective tax rate is primarily a result of increased pre-tax book income and the benefit recorded in the first quarter of 2020 for loss carrybacks allowed as a result of the CARES Act.

Financial Condition as of June 30, 2021

Securities

Debt securities classified as available-for-sale are recorded at fair value with unrealized holding gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Securities available-for-sale may be bought and sold in response to changes in market conditions including, but not limited to, fluctuations in interest rates, changes in securities' prepayment risk, increases in loan demand, general liquidity needs and to position the portfolio to take advantage of market conditions that create more economically attractive returns. Debt securities are classified as held-to-maturity based on management's positive intent and ability to hold such securities to maturity and are carried at amortized cost. Restricted equity securities are classified as other investment securities and are carried at cost and are periodically evaluated for impairment based on the ultimate recovery of par value or cost basis.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2021, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2021, management determined that $81,000 was attributable to credit impairment and established the allowance for credit losses accordingly. The remaining $332,000 in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have zero expected credit losses and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. government sponsored agencies	$12,120	$12,327	$17,161	$17,504
State, county and municipal securities	58,016	60,836	63,286	66,778
Corporate debt securities	43,132	43,612	51,639	51,896
SBA pool securities	52,283	54,281	59,973	62,497
Mortgage-backed securities	581,021	607,111	748,521	784,204
Total debt securities available-for-sale	$746,572	$778,167	$940,580	$982,879

Securities held-to-maturity
Mortgage-backed securities	$29,055	$29,008	$—	$—
Total debt securities held-to-maturity	$29,055	$29,008	$—	$—

The amounts of securities available-for-sale and held-to-maturity in each category as of June 30, 2021 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$10,147	1.92%	$11,242	3.38%	$500	3.03%
After one year through five years	2,180	2.04	19,451	3.79	10,263	4.00
After five years through ten years	—	—	18,893	3.87	31,153	5.30
After ten years	—	—	11,250	3.88	1,696	4.24
	$12,327	1.94%	$60,836	3.75%	$43,612	4.92%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$3,567	2.11%
After one year through five years	13,075	2.20	99,564	2.74
After five years through ten years	10,054	2.27	173,392	2.79
After ten years	31,152	2.47	330,588	2.31
	$54,281	2.36%	$607,111	2.52%

	Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)
One year or less	$—	—%
After one year through five years	—	—
After five years through ten years	16,018	1.62
After ten years	13,037	1.84
	$29,055	1.72%
(1)The amortized cost and fair value of debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2)Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security in that range.
(3)Yields on securities of state and political subdivisions are stated on a taxable-equivalent basis, using a tax rate of 21%.

Loans and Allowance for Credit Losses

At June 30, 2021, gross loans outstanding (including loans and loans held for sale) were $15.99 billion, up $342.8 million from $15.65 billion reported at December 31, 2020. Loans held for sale increased from $1.17 billion at December 31, 2020 to $1.21 billion at June 30, 2021 primarily in our mortgage division, partially offset by the sale of a consumer portfolio of $165.9 million. Loans increased $299.9 million, or 2.07%, from $14.48 billion at December 31, 2020 to $14.78 billion at June 30, 2021, driven primarily by organic growth net of PPP loan runoff.

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

The Company estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL, except for loans modified under the Disaster Relief Program.

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

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company currently uses the DCF method, the PD×LGD method or a qualitative approach.

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

At the end of the second quarter of 2021, the ACL on loans totaled $175.1 million, or 1.18% of loans, compared with $199.4 million, or 1.38% of loans, at December 31, 2020. Our nonaccrual loans decreased from $76.5 million at December 31, 2020 to $59.9 million at June 30, 2021. The decrease in nonaccrual loans is primarily attributable to collection activities and upgrades. For the first six months of 2021, our net charge off ratio as a percentage of average loans decreased to 0.10%, compared with 0.20% for the first six months of 2020. The total provision for credit losses for the first six months of 2021 was negative $28.4 million, decreasing from $129.2 million recorded for the first six months of 2020. Our ratio of total nonperforming assets to total assets decreased from 0.48% at December 31, 2020 to 0.32% at June 30, 2021.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Balance of allowance for credit losses on loans at beginning of period	$199,422	$38,189
Adjustment to allowance for adoption of ASC 326	—	78,661
Provision charged to operating expense	(17,478)	105,496
Charge-offs:
Commercial, financial and agricultural	5,899	2,972
Consumer installment	3,117	2,104
Indirect automobile	970	2,247
Premium finance	2,537	2,734
Real estate – construction and development	212	74
Real estate – commercial and farmland	1,422	7,243
Real estate – residential	555	625
Total charge-offs	14,712	17,999

Recoveries:
Commercial, financial and agricultural	1,352	665
Consumer installment	568	1,420
Indirect automobile	1,072	40
Premium finance	3,588	1,360
Real estate – construction and development	251	510
Real estate – commercial and farmland	226	106
Real estate – residential	781	345
Total recoveries	7,838	4,446
Net charge-offs	6,874	13,553
Balance of allowance for credit losses on loans at end of period	$175,070	$208,793

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Six Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020
Allowance for credit losses on loans at end of period	$175,070	$208,793
Net charge-offs for the period	6,874	13,553
Loan balances:
End of period	14,780,791	14,503,157
Average for the period	14,501,802	13,308,960
Net charge-offs as a percentage of average loans (annualized)	0.10%	0.20%
Allowance for credit losses on loans as a percentage of end of period loans	1.18%	1.44%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial, financial and agricultural	$1,406,421	$1,627,477
Consumer installment	229,411	306,995
Indirect automobile	397,373	580,083
Mortgage warehouse	841,347	916,353
Municipal	647,578	659,403
Premium finance	780,328	687,841
Real estate – construction and development	1,527,883	1,606,710
Real estate – commercial and farmland	6,051,472	5,300,006
Real estate – residential	2,898,978	2,796,057
	$14,780,791	$14,480,925

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

Nonaccrual loans totaled $59.9 million at June 30, 2021, a decrease of $16.5 million, or 21.6%, from $76.5 million at December 31, 2020. Accruing loans delinquent 90 days or more totaled $4.9 million at June 30, 2021, a decrease of $3.5 million, or 41.5%, compared with $8.3 million at December 31, 2020. At June 30, 2021, OREO totaled $5.8 million, a decrease of $6.1 million, or 51.4%, compared with $11.9 million at December 31, 2020. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2021, total non-performing assets as a percent of total assets decreased to 0.32% compared with 0.48% at December 31, 2020.

Non-performing assets at June 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans	$59,921	$76,457
Accruing loans delinquent 90 days or more	4,874	8,326
Repossessed assets	226	544
Other real estate owned	5,775	11,880
Total non-performing assets	$70,796	$97,207

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of June 30, 2021 and December 31, 2020, the Company had a balance of $92.3 million and $85.0 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. Further information on these loans is set forth under the heading "COVID-19 Deferrals" below. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at June 30, 2021 and December 31, 2020:

June 30, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,038	10	$805
Consumer installment	9	28	19	43
Indirect automobile	336	1,647	47	301
Real estate – construction and development	5	898	4	301
Real estate – commercial and farmland	28	46,025	11	7,103
Real estate – residential	238	31,570	31	2,515
Total	628	$81,206	122	$11,068

December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate – construction and development	4	506	5	707
Real estate – commercial and farmland	28	36,707	7	1,401
Real estate – residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2021 and December 31, 2020:

June 30, 2021	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	18	$1,746	4	$97
Consumer installment	13	33	15	38
Indirect automobile	321	1,613	62	335
Real estate – construction and development	8	1,184	1	15
Real estate – commercial and farmland	37	52,275	2	853
Real estate – residential	231	30,307	38	3,778
Total	628	$87,158	122	$5,116

December 31, 2020	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$532	9	$839
Consumer installment	12	33	18	55
Indirect automobile	411	2,138	77	600
Real estate – construction and development	5	507	4	706
Real estate – commercial and farmland	29	36,512	6	1,595
Real estate – residential	249	35,348	49	6,123
Total	717	$75,070	163	$9,918

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2021 and December 31, 2020:

June 30, 2021	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	1	$72	—	$—
Forbearance of interest	14	1,086	10	2,004
Forbearance of principal	453	63,098	63	7,733
Forbearance of principal, extended amortization	—	—	1	178
Rate reduction only	62	8,160	4	244
Rate reduction, maturity extension	—	—	1	3
Rate reduction, forbearance of interest	39	2,969	7	349
Rate reduction, forbearance of principal	19	2,537	28	164
Rate reduction, forgiveness of interest	40	3,284	8	393
Total	628	$81,206	122	$11,068

December 31, 2020	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	1	$73	—	$—
Forbearance of interest	19	2,255	7	1,044
Forbearance of principal	563	58,131	72	3,372
Forbearance of principal, extended amortization	—	—	1	204
Rate reduction only	66	8,893	4	525
Rate reduction, maturity extension	—	—	1	5
Rate reduction, forbearance of interest	41	3,472	9	389
Rate reduction, forbearance of principal	21	2,609	25	193
Rate reduction, forgiveness of interest	41	3,410	8	412
Rate reduction, forgiveness of principal	—	—	1	1
Total	752	$78,843	128	$6,145

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at June 30, 2021 and December 31, 2020:

June 30, 2021	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$233	2	$289
Raw land	5	4,806	6	724
Hotel and motel	7	29,728	1	4,903
Office	6	1,245	—	—
Retail, including strip centers	10	8,562	3	856
1-4 family residential	242	31,930	33	2,991
Church	1	2,181	1	156
Automobile/equipment/CD	353	2,521	76	1,149
Total	628	$81,206	122	$11,068

December 31, 2020	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$248	2	$305
Raw land	5	4,611	7	1,135
Hotel and motel	4	22,372	—	—
Office	6	1,281	—	—
Retail, including strip centers	13	8,627	—	—
1-4 family residential	266	38,913	35	3,170
Church	—	—	1	166
Automobile/equipment/CD	454	2,791	82	1,368
Unsecured	—	—	1	1
Total	752	$78,843	128	$6,145

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has begun providing payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of June 30, 2021, $127.7 million in loans remained in payment deferral under the COVID-19 pandemic Disaster Relief Program compared with $332.8 million at December 31, 2020.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(dollars in thousands	COVID-19 Deferrals	Deferrals as a % of total loans	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$2,539	0.2%	$12,471	0.8%
Consumer installment	29	—%	1,418	0.5%
Indirect automobile	1,126	0.3%	8,936	1.5%
Real estate – construction and development	873	0.1%	11,049	0.7%
Real estate – commercial and farmland	63,827	1.1%	179,183	3.4%
Real estate – residential	59,331	2.0%	119,722	4.3%
	$127,725	0.9%	$332,779	2.3%

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

As of June 30, 2021, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2021 and December 31, 2020. The loan categories and concentrations below are based on Federal Reserve Call codes:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,527,883	10%	$1,606,710	11%
Multi-family loans	536,386	4%	347,951	2%
Nonfarm non-residential loans (excluding owner-occupied)	3,742,159	25%	3,260,389	23%
Total CRE Loans (excluding owner-occupied)	5,806,428	39%	5,215,050	36%
All other loan types	8,974,363	61%	9,265,875	64%
Total Loans	$14,780,791	100%	$14,480,925	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of June 30, 2021 and December 31, 2020:

	Internal Limit	Actual
		June 30, 2021	December 31, 2020
Construction and development loans	100%	65%	74%
Total CRE loans (excluding owner-occupied)	300%	245%	241%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At June 30, 2021, the Company’s short-term investments were $3.04 billion, compared with $1.91 billion at December 31, 2020. At June 30, 2021, the Company had $20.0 million in federal funds sold and $3.02 billion was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $20.3 million and $51.8 million at June 30, 2021 and December 31, 2020, respectively, and a liability of $2.5 million and $16.4 million at June 30, 2021 and December 31, 2020, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020, the Company announced that its Board of Directors approved the extension of the share repurchase program through October 31, 2021.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2021, $14.3 million, or 358,664 shares of the Company's common stock, had been repurchased under the program.

Capital Management

Capital management consists of providing equity to support both current and anticipated future operations. The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities.

Under the regulatory capital frameworks adopted by the Federal Reserve ("FRB") and the FDIC, the Company and the Bank must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8% and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. The Company and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

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

As of June 30, 2021, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.23%	8.99%
Ameris Bank	10.65%	10.39%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	11.61%	11.14%
Ameris Bank	13.38%	12.87%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.61%	11.14%
Ameris Bank	13.38%	12.87%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	15.31%	15.27%
Ameris Bank	14.46%	14.19%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2021 and December 31, 2020, the net carrying value of the Company’s other borrowings was $425.3 million and $425.2 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Investment securities available-for-sale to total deposits	4.26%	4.81%	5.80%	6.96%	7.95%
Loans (net of unearned income) to total deposits	80.96%	81.67%	85.39%	93.03%	93.03%
Interest-earning assets to total assets	90.79%	91.15%	90.88%	90.66%	90.51%
Interest-bearing deposits to total deposits	61.75%	61.93%	63.73%	63.21%	64.11%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2021 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $20.3 million and $51.8 million at June 30, 2021 and December 31, 2020, respectively, and a liability of $2.5 million and $16.4 million at June 30, 2021 and December 31, 2020, respectively.

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

During the quarter ended June 30, 2021, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

3.8	Bylaws of Ameris Bancorp, as amended and restated through June 11, 2020 (incorporated by reference to Exhibit 3.8 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.1	Ameris Bancorp 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit B to Ameris Bancorp’s definitive Proxy Statement filed with the Commission on April 26, 2021)

10.2	Form of Restricted Share Award Agreement under the 2021 Omnibus Equity Incentive Plan

10.3	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan

10.4	Form of Performance Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2021	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)