Form 10-Q
period 2021-09-30
Ameris Bancorp
filed 2021-11-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

 There were 69,635,191 shares of Common Stock outstanding as of October 31, 2021.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Cash and due from banks	$239,028	$203,349
Federal funds sold and interest-bearing deposits in banks	3,513,412	1,913,957
Cash and cash equivalents	3,752,440	2,117,306

Time deposits in other banks	—	249
Debt securities available-for-sale, at fair value, net of allowance for credit losses of $— and $112	684,504	982,879
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $63,304 and $—)	64,451	—
Other investments	27,619	28,202
Loans held for sale (includes loans at fair value of $1,435,805 and $1,001,807)	1,435,805	1,167,659

Loans, net of unearned income	14,824,539	14,480,925
Allowance for credit losses	(171,213)	(199,422)
Loans, net	14,653,326	14,281,503

Other real estate owned, net	4,594	11,880
Premises and equipment, net	226,430	222,890
Goodwill	928,005	928,005
Other intangible assets, net	60,396	71,974
Cash value of bank owned life insurance	279,389	176,467
Deferred income taxes, net	4,329	33,314
Other assets	411,853	416,310
Total assets	$22,533,141	$20,438,638

Liabilities
Deposits:
Noninterest-bearing	$7,616,728	$6,151,070
Interest-bearing	11,216,761	10,806,753
Total deposits	18,833,489	16,957,823
Securities sold under agreements to repurchase	4,502	11,641
Other borrowings	425,375	425,155
Subordinated deferrable interest debentures	125,830	124,345
Other liabilities	243,175	272,586
Total liabilities	19,632,371	17,791,550

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,015,926 and 71,753,705 shares issued	72,016	71,754
Capital surplus	1,922,964	1,913,285
Retained earnings	934,979	671,510
Accumulated other comprehensive income, net of tax	21,885	33,505
Treasury stock, at cost, 2,380,491 and 2,212,224 shares	(51,074)	(42,966)
Total shareholders’ equity	2,900,770	2,647,088
Total liabilities and shareholders’ equity	$22,533,141	$20,438,638

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$166,358	$172,351	$505,276	$518,938
Interest on taxable securities	5,296	7,259	16,658	26,688
Interest on nontaxable securities	139	159	419	473
Interest on deposits in other banks and federal funds sold	1,253	165	2,394	1,621
Total interest income	173,046	179,934	524,747	547,720

Interest expense
Interest on deposits	5,106	11,822	17,679	50,197
Interest on other borrowings	6,279	5,574	18,578	23,226
Total interest expense	11,385	17,396	36,257	73,423

Net interest income	161,661	162,538	488,490	474,297
Provision for loan losses	(3,984)	26,692	(21,462)	132,188
Provision for unfunded commitments	(5,516)	(10,131)	(16,056)	13,581
Provision for other credit losses	(175)	1,121	(606)	1,121
Provision for credit losses	(9,675)	17,682	(38,124)	146,890
Net interest income after provision for credit losses	171,336	144,856	526,614	327,407

Noninterest income
Service charges on deposit accounts	11,486	10,914	33,322	32,680
Mortgage banking activity	56,460	138,627	225,177	278,885
Other service charges, commissions and fees	1,154	1,039	3,226	2,949
Net gain on securities	530	—	519	5
Other noninterest income	6,932	8,438	21,531	19,838
Total noninterest income	76,562	159,018	283,775	334,357

Noninterest expense
Salaries and employee benefits	79,671	96,698	261,161	267,812
Occupancy and equipment	11,979	13,805	34,572	39,640
Data processing and communications expenses	10,681	12,226	34,442	34,694
Credit resolution-related expenses	377	802	1,546	3,950
Advertising and marketing	2,676	966	6,053	4,779
Amortization of intangible assets	3,387	4,190	11,578	15,422
Merger and conversion charges	183	(44)	183	1,391
Other noninterest expenses	28,242	25,049	72,220	79,825
Total noninterest expense	137,196	153,692	421,755	447,513

Income before income tax expense	110,702	150,182	388,634	214,251
Income tax expense	29,022	34,037	93,665	46,548
Net income	81,680	116,145	294,969	167,703

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available-for-sale, net of tax expense (benefit) of $(834), $(663), $(3,089) and $5,080	(3,139)	(2,494)	(11,620)	19,110
Net unrealized gains on cash flow hedge during the period, net of tax benefit of $0, $35, $0 and $39	—	133	—	147
Total other comprehensive income (loss)	(3,139)	(2,361)	(11,620)	19,257
Comprehensive income	$78,541	$113,784	$283,349	$186,960

Basic earnings per common share	$1.18	$1.68	$4.25	$2.42
Diluted earnings per common share	$1.17	$1.67	$4.23	$2.42
Weighted average common shares outstanding
Basic	69,440	69,231	69,445	69,243
Diluted	69,756	69,346	69,772	69,403
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2021	72,007,871	$72,008	$1,920,566	$863,828	$25,024	2,240,662	$(44,422)	$2,837,004
Forfeitures of restricted shares	(1,945)	(2)	(31)	—	—	—	—	(33)
Proceeds from exercise of stock options	10,000	10	278	—	—	—	—	288
Share-based compensation	—	—	2,151	—	—	—	—	2,151
Purchase of treasury shares	—	—	—	—	—	139,829	(6,652)	(6,652)
Net income	—	—	—	81,680	—	—	—	81,680
Dividends on common shares ($0.15 per share)	—	—	—	(10,529)	—	—	—	(10,529)
Other comprehensive loss during the period	—	—	—	—	(3,139)	—	—	(3,139)
Balance, September 30, 2021	72,015,926	$72,016	$1,922,964	$934,979	$21,885	2,380,491	$(51,074)	$2,900,770

	Nine Months Ended September 30, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	99,308	99	500	—	—	—	—	599
Forfeitures of restricted shares	(2,695)	(3)	(50)	—	—	—	—	(53)
Proceeds from exercise of stock options	165,608	166	4,333	—	—	—	—	4,499
Share-based compensation	—	—	4,896	—	—	—	—	4,896
Purchase of treasury shares	—	—	—	—	—	168,267	(8,108)	(8,108)
Net income	—	—	—	294,969	—	—	—	294,969
Dividends on common shares ($0.45 per share)	—	—	—	(31,500)	—	—	—	(31,500)
Other comprehensive loss during the period	—	—	—	—	(11,620)	—	—	(11,620)
Balance, September 30, 2021	72,015,926	$72,016	$1,922,964	$934,979	$21,885	2,380,491	$(51,074)	$2,900,770

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2020	71,674,087	$71,674	$1,909,839	$481,948	$39,613	2,211,305	$(42,944)	$2,460,130
Issuance of restricted shares	12,500	13	(13)	—	—	—	—	—
Proceeds from exercise of stock options	16,000	16	264	—	—	—	—	280
Share-based compensation	—	—	941	—	—	—	—	941
Purchase of treasury shares	—	—	—	—	—	736	(16)	(16)
Net income	—	—	—	116,145	—	—	—	116,145
Dividends on common shares ($0.15 per share)	—	—	—	(10,436)	—	—	—	(10,436)
Other comprehensive loss during the period	—	—	—	—	(2,361)	—	—	(2,361)
Balance, September 30, 2020	71,702,587	$71,703	$1,911,031	$587,657	$37,252	2,212,041	$(42,960)	$2,564,683

	Nine Months Ended September 30, 2020

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	164,476	164	125	—	—	—	—	289
Forfeitures of restricted shares	(11,250)	(11)	(159)	—	—	—	—	(170)
Proceeds from exercise of stock options	49,532	50	931	—	—	—	—	981
Share-based compensation	—	—	3,026	—	—	—	—	3,026
Purchase of treasury shares	—	—	—	—	—	216,045	(7,989)	(7,989)
Net income	—	—	—	167,703	—	—	—	167,703
Dividends on common shares ($0.45 per share)	—	—	—	(31,292)	—	—	—	(31,292)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income during the period	—	—	—	—	19,257	—	—	19,257
Balance, September 30, 2020	71,702,587	$71,703	$1,911,031	$587,657	$37,252	2,212,041	$(42,960)	$2,564,683

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$294,969	$167,703
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	12,864	11,843
Net (gains) losses on sale or disposal of premises and equipment	3,200	(125)
Net write-downs on other assets	260	1,366
Provision for credit losses	(38,124)	146,890
Net write-downs and (gains) losses on sale of other real estate owned	(581)	715
Share-based compensation expense	5,884	2,708
Amortization of intangible assets	11,578	15,422
Amortization of operating lease right of use assets	12,389	12,408
Provision for deferred taxes	32,074	(28,652)
Net amortization of investment securities available-for-sale	2,534	4,702
Net amortization of investment securities held-to-maturity	14	—
Net gain on securities	(519)	(5)
Accretion of discount on purchased loans, net	(13,537)	(22,663)
Net amortization on other borrowings	330	152
Amortization of subordinated deferrable interest debentures	1,485	1,455
Loan servicing asset impairment (recovery)	(9,990)	30,566
Originations of mortgage loans held for sale	(6,231,286)	(6,492,434)
Payments received on mortgage loans held for sale	38,178	38,919
Proceeds from sales of mortgage loans held for sale	5,752,055	6,888,287
Net gains on mortgage loans held for sale	(126,533)	(270,503)
Originations of SBA loans	(51,155)	(104,160)
Proceeds from sales of SBA loans	54,861	99,369
Net gains on sale of SBA loans	(5,059)	(6,250)
Increase in cash surrender value of bank owned life insurance	(3,628)	(2,768)
Gain on bank owned life insurance proceeds	(603)	(948)
Net gains on other loans held for sale	(457)	—
Changes in FDIC loss-share payable, net of cash payments	—	223
Change attributable to other operating activities	1,244	(114,858)
Net cash provided by (used in) operating activities	(257,553)	379,362

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	249	—
Purchases of investment securities held-to-maturity	(64,517)	—
Proceeds from maturities and paydowns of securities available-for-sale	281,244	306,886
Proceeds from maturities and paydowns of securities held-to-maturity	52	—
Net decrease in other investments	1,102	18,095
Net increase in loans	(215,289)	(2,029,595)
Purchases of premises and equipment	(21,990)	(14,164)
Proceeds from sale of premises and equipment	993	421
Proceeds from sales of other real estate owned	10,141	7,777
Payments paid to FDIC under loss-share agreements	—	(389)
Purchases of bank owned life insurance	(100,000)	—
Proceeds from bank owned life insurance	1,309	3,381
Payments received on other loans held for sale	9,136	—
Proceeds from sales of other loans held for sale	156,803	—
Net cash and cash equivalents received from acquisitions	—	(2,417)
Net cash provided by (used in) investing activities	59,233	(1,710,005)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Financing Activities, net of effects of business combinations
Net increase in deposits	$1,875,666	$2,038,847
Net decrease in securities sold under agreements to repurchase	(7,139)	(11,532)
Proceeds from other borrowings	—	7,053,149
Repayment of other borrowings	(110)	(7,576,455)
Repayment of subordinated deferrable interest debentures	—	(5,155)
Proceeds from exercise of stock options	4,499	981
Dividends paid - common stock	(31,354)	(31,262)
Purchase of treasury shares	(8,108)	(7,988)
Net cash provided by financing activities	1,833,454	1,460,585

Net increase in cash and cash equivalents	1,635,134	129,942
Cash and cash equivalents at beginning of period	2,117,306	621,849
Cash and cash equivalents at end of period	$3,752,440	$751,791

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$35,389	$78,705
Income taxes	55,651	56,371
Loans transferred to other real estate owned	2,274	6,871
Loans transferred from loans held for sale to loans held for investment	134,941	135,689
Loans transferred from loans held for investment to loans held for sale	—	46,845
Loans provided for the sales of other real estate owned	1,052	592
Right-of-use assets obtained in exchange for new operating lease liabilities	10,270	11,040
Change in unrealized gain (loss) on securities available-for-sale, net of tax	(11,620)	19,109
Change in unrealized gain on cash flow hedge, net of tax	—	147

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2021

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2021, the Bank operated 165 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta. The required reserve rate was set to 0% effective March 26, 2020 and, accordingly, the Bank had no reserve requirement at September 30, 2021 and December 31, 2020.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
U.S. government sponsored agencies	$12,102	$—	$150	$—	$12,252
State, county and municipal securities	51,541	—	2,675	—	54,216
Corporate debt securities	33,397	—	722	(121)	33,998
SBA pool securities	46,354	—	1,629	(66)	47,917
Mortgage-backed securities	513,408	—	22,718	(5)	536,121
Total debt securities available-for-sale	$656,802	$—	$27,894	$(192)	$684,504

December 31, 2020
U.S. government sponsored agencies	$17,161	$—	$343	$—	$17,504
State, county and municipal securities	63,286	—	3,492	—	66,778
Corporate debt securities	51,639	(112)	602	(233)	51,896
SBA pool securities	59,973	—	2,620	(96)	62,497
Mortgage-backed securities	748,521	—	35,797	(114)	784,204
Total debt securities available-for-sale	$940,580	$(112)	$42,854	$(443)	$982,879

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
State, county and municipal securities	$3,905	$—	$(121)	$3,784
Mortgage-backed securities	60,546	—	(1,026)	59,520
Total debt securities held-to-maturity	$64,451	$—	$(1,147)	$63,304

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of September 30, 2021, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,228	$17,357	$—	$—
Due from one year to five years	34,212	35,780	—	—
Due from five to ten years	52,456	54,242	—	—
Due after ten years	39,498	41,004	3,905	3,784
Mortgage-backed securities	513,408	536,121	60,546	59,520
	$656,802	$684,504	$64,451	$63,304

Securities with a carrying value of approximately $354.2 million and $438.7 million at September 30, 2021 and December 31, 2020, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2021
Corporate debt securities	$—	$—	$1,380	$(121)	$1,380	$(121)
SBA pool securities	—	—	2,754	(66)	2,754	(66)
Mortgage-backed securities	3,034	(5)	137	—	3,171	(5)
Total debt securities available-for-sale	$3,034	$(5)	$4,271	$(187)	$7,305	$(192)

December 31, 2020
Corporate debt securities	$10,159	$(233)	$—	$—	$10,159	$(233)
SBA pool securities	—	—	3,948	(96)	3,948	(96)
Mortgage-backed securities	24,120	(114)	2	—	24,122	(114)
Total debt securities available-for-sale	$34,279	$(347)	$3,950	$(96)	$38,229	$(443)

As of September 30, 2021, the Company’s available-for-sale security portfolio consisted of 450 securities, 13 of which were in an unrealized loss position. At September 30, 2021, the Company held six mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At September 30, 2021, the Company held five U.S. Small Business Administration (“SBA”) pool securities and two corporate securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2021:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2021
State, county and municipal securities	$3,784	$(121)	$—	$—	$3,784	$(121)
Mortgage-backed securities	59,520	(1,026)	—	—	59,520	(1,026)
Total debt securities held-to-maturity	$63,304	$(1,147)	$—	$—	$63,304	$(1,147)

As of September 30, 2021, the Company’s held-to-maturity security portfolio consisted of 11 securities, 11 of which were in an unrealized loss position. At September 30, 2021, the Company held nine mortgage-backed securities and two state, county and municipal securities that were in an unrealized loss position.

During 2021 and 2020, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at September 30, 2021 or December 31, 2020.

At September 30, 2021 and December 31, 2020, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2021, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2021, management determined that none were attributable to credit impairment and reversed the previously established allowance for credit losses accordingly. The $192,000 in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for credit losses	2021	2020	2021	2020
Beginning balance	$81	$—	$112	$—
Provision for expected credit losses	(81)	68	(112)	68
Ending balance	$—	$68	$—	$68

The Company's held-to-maturity securities have zero expected credit losses and no related allowance for credit losses has been established.

Total net gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Unrealized holding gains (losses) on equity securities	$(2)	$—	$(13)	$5
Net realized gains on sales of other investments	532	—	532	—
Total gain on securities	$530	$—	$519	$5

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial, financial and agricultural	$1,217,575	$1,627,477
Consumer installment	207,111	306,995
Indirect automobile	325,057	580,083
Mortgage warehouse	768,577	916,353
Municipal	624,430	659,403
Premium finance	840,737	687,841
Real estate – construction and development	1,454,824	1,606,710
Real estate – commercial and farmland	6,409,704	5,300,006
Real estate – residential	2,976,524	2,796,057
	$14,824,539	$14,480,925

Included in commercial, financial and agricultural loans at September 30, 2021 and December 31, 2020 above are $280.4 million and $827.4 million, respectively, related to the SBA's Paycheck Protection Program (“PPP”). Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $57.2 million and $73.4 million at September 30, 2021 and December 31, 2020, respectively. The Company recorded an allowance for credit losses of $224,000 and $718,000 related to deferred interest on loans modified under its Disaster Relief Program at September 30, 2021 and December 31, 2020, respectively.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial, financial and agricultural	$5,709	$9,836
Consumer installment	462	709
Indirect automobile	1,002	2,831
Real estate – construction and development	1,564	5,407
Real estate – commercial and farmland	17,459	18,517
Real estate – residential	32,736	39,157
	$58,932	$76,457

There was no interest income recognized on nonaccrual loans during the nine months ended September 30, 2021 and 2020.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial, financial and agricultural	$221	$764
Real estate – construction and development	323	416
Real estate – commercial and farmland	2,815	7,015
Real estate – residential	3,765	5,299
	$7,124	$13,494

The following table presents an analysis of past-due loans as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2021
Commercial, financial and agricultural	$2,271	$1,569	$2,060	$5,900	$1,211,675	$1,217,575	$2
Consumer installment	1,549	804	910	3,263	203,848	207,111	569
Indirect automobile	699	284	515	1,498	323,559	325,057	—
Mortgage warehouse	—	—	—	—	768,577	768,577	—
Municipal	—	—	—	—	624,430	624,430	—
Premium finance	7,264	4,967	5,881	18,112	822,625	840,737	5,881
Real estate – construction and development	22,290	3,181	1,899	27,370	1,427,454	1,454,824	1,020
Real estate – commercial and farmland	9,373	1,166	6,410	16,949	6,392,755	6,409,704	—
Real estate – residential	3,357	5,209	28,394	36,960	2,939,564	2,976,524	—
Total	$46,803	$17,180	$46,069	$110,052	$14,714,487	$14,824,539	$7,472

December 31, 2020
Commercial, financial and agricultural	$4,576	$2,018	$5,652	$12,246	$1,615,231	$1,627,477	$—
Consumer installment	2,189	1,114	2,318	5,621	301,374	306,995	1,755
Indirect automobile	3,293	1,006	2,171	6,470	573,613	580,083	—
Mortgage warehouse	—	—	—	—	916,353	916,353	—
Municipal	—	—	—	—	659,403	659,403	—
Premium finance	7,188	3,895	6,571	17,654	670,187	687,841	6,571
Real estate – construction and development	13,348	723	5,150	19,221	1,587,489	1,606,710	—
Real estate – commercial and farmland	5,370	1,701	8,651	15,722	5,284,284	5,300,006	—
Real estate – residential	20,519	3,125	34,081	57,725	2,738,332	2,796,057	—
Total	$56,483	$13,582	$64,594	$134,659	$14,346,266	$14,480,925	$8,326

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$2,870	$704	$5,490	$2,252
Premium finance	2,315	97	3,523	—
Real estate – construction and development	1,316	212	4,173	512
Real estate – commercial and farmland	50,744	10,161	100,180	21,001
Real estate – residential	14,633	2,124	9,716	891
	$71,878	$13,298	$123,082	$24,656

Credit Quality Indicators

The Company uses a nine category risk grading system to assign a risk grade to each loan in the portfolio. The following is a description of the general characteristics of the grades:

Pass (Grades 1 - 5) – These grades represent acceptable credit risk to the Company based on factors including creditworthiness of the borrower, current performance and nature of the collateral.

Other Assets Especially Mentioned (Grade 6) – This grade includes loans that exhibit potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

Substandard (Grade 7) – This grade represents loans which are inadequately protected by the current credit worthiness and paying capacity of the borrower or of the collateral pledged, if any. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses or questionable collateral values.

Doubtful (Grade 8) – This grade includes loans which exhibit all of the characteristics of a substandard loan with the added provision that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable.

Loss (Grade 9) – This grade is assigned to loans which are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of September 30, 2021 and December 31, 2020. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 9 at September 30, 2021 or December 31, 2020.

As of September 30, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$527,587	$158,865	$99,010	$75,973	$42,009	$40,557	$244,459	$1,188,460
6	36	776	527	445	439	3,381	1,439	7,043
7	722	510	3,851	2,151	2,644	5,051	7,143	22,072
Total commercial, financial and agricultural	$528,345	$160,151	$103,388	$78,569	$45,092	$48,989	$253,041	$1,217,575
Consumer Installment
Risk Grade:
Pass	$32,105	$69,866	$42,133	$30,626	$11,439	$11,851	$7,532	$205,552
6	—	—	—	—	—	138	6	144
7	5	253	329	219	53	473	83	1,415
Total consumer installment	$32,110	$70,119	$42,462	$30,845	$11,492	$12,462	$7,621	$207,111
Indirect Automobile
Risk Grade:
Pass	$—	$—	$23,803	$118,811	$110,168	$70,808	$—	$323,590
6	—	—	—	27	28	66	—	121
7	—	—	36	159	264	887	—	1,346
Total indirect automobile	$—	$—	$23,839	$118,997	$110,460	$71,761	$—	$325,057
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$768,577	$768,577
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$768,577	$768,577
Municipal
Risk Grade:
Pass	$42,565	$227,256	$14,911	$5,753	$141,822	$192,123	$—	$624,430
Total municipal	$42,565	$227,256	$14,911	$5,753	$141,822	$192,123	$—	$624,430
Premium Finance
Risk Grade:
Pass	$820,843	$13,411	$175	$—	$414	$13	$—	$834,856
7	3,582	2,298	1	—	—	—	—	5,881
Total premium finance	$824,425	$15,709	$176	$—	$414	$13	$—	$840,737
Real Estate – Construction and Development
Risk Grade:
Pass	$629,733	$411,682	$234,740	$55,995	$39,464	$49,180	$27,024	$1,447,818
6	—	—	—	—	—	1,853	—	1,853
7	774	142	169	2,203	631	1,234	—	5,153
Total real estate – construction and development	$630,507	$411,824	$234,909	$58,198	$40,095	$52,267	$27,024	$1,454,824

As of September 30, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,471,281	$1,254,639	$1,118,208	$592,121	$522,226	$1,208,209	$85,462	$6,252,146
6	462	—	6,317	14,835	21,200	26,354	1,640	70,808
7	1,977	2,679	10,915	18,769	5,540	46,847	23	86,750
Total real estate – commercial and farmland	$1,473,720	$1,257,318	$1,135,440	$625,725	$548,966	$1,281,410	$87,125	$6,409,704
Real Estate - Residential
Risk Grade:
Pass	$891,155	$691,763	$367,862	$169,881	$121,410	$456,393	$218,163	$2,916,627
6	806	67	1,156	586	445	4,590	139	7,789
7	791	7,313	14,296	8,787	4,089	14,742	2,090	52,108
Total real estate - residential	$892,752	$699,143	$383,314	$179,254	$125,944	$475,725	$220,392	$2,976,524

As of December 31, 2020	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$1,031,173	$134,604	$97,815	$64,573	$23,852	$38,744	$209,214	$1,599,975
6	21	72	506	193	3,509	1,232	632	6,165
7	3,312	3,460	2,579	3,573	1,294	5,214	1,886	21,318
8	—	—	—	—	—	—	19	19
Total commercial, financial and agricultural	$1,034,506	$138,136	$100,900	$68,339	$28,655	$45,190	$211,751	$1,627,477
Consumer Installment
Risk Grade:
Pass	$142,803	$63,681	$57,644	$17,831	$4,674	$10,344	$8,662	$305,639
6	—	2	9	—	—	145	—	156
7	30	209	72	105	134	553	97	1,200
Total consumer installment	$142,833	$63,892	$57,725	$17,936	$4,808	$11,042	$8,759	$306,995
Indirect Automobile
Risk Grade:
Pass	$—	$35,432	$187,737	$188,333	$108,926	$55,835	$—	$576,263
6	—	—	57	70	62	85	—	274
7	—	163	519	561	1,078	1,225	—	3,546
Total indirect automobile	$—	$35,595	$188,313	$188,964	$110,066	$57,145	$—	$580,083
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$916,353	$916,353

As of December 31, 2020	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2020	2019	2018	2017	2016	Prior		Total

Municipal
Risk Grade:
Pass	$236,076	$13,398	$8,944	$149,194	$141,543	$110,248	$—	$659,403
Total municipal	$236,076	$13,398	$8,944	$149,194	$141,543	$110,248	$—	$659,403
Premium Finance
Risk Grade:
Pass	$661,614	$18,236	$515	$746	$121	$38	$—	$681,270
7	5,811	760	—	—	—	—	—	6,571
Total premium finance	$667,425	$18,996	$515	$746	$121	$38	$—	$687,841
Real Estate – Construction and Development
Risk Grade:
Pass	$666,193	$479,251	$221,926	$71,488	$35,799	$43,958	$69,974	$1,588,589
6	685	1,036	3,646	1,302	—	4,564	—	11,233
7	15	2,858	566	271	42	3,136	—	6,888
Total real estate – construction and development	$666,893	$483,145	$226,138	$73,061	$35,841	$51,658	$69,974	$1,606,710
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,275,225	$995,273	$636,687	$611,823	$497,221	$925,534	$103,805	$5,045,568
6	—	10,680	4,895	28,139	7,670	31,224	—	82,608
7	250	54,439	18,574	15,489	27,044	55,763	271	171,830
Total real estate – commercial and farmland	$1,275,475	$1,060,392	$660,156	$655,451	$531,935	$1,012,521	$104,076	$5,300,006
Real Estate - Residential
Risk Grade:
Pass	$782,834	$551,308	$273,917	$201,738	$170,951	$502,823	$252,787	$2,736,358
6	527	1,843	1,030	334	724	3,391	255	8,104
7	3,442	9,387	12,339	4,667	2,157	16,659	2,944	51,595
Total real estate - residential	$786,803	$562,538	$287,286	$206,739	$173,832	$522,873	$255,986	$2,796,057

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed to be troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2021 and 2020 totaling $322.8 million and $313.6 million, respectively, under such parameters.

As of September 30, 2021 and December 31, 2020, the Company had a balance of $87.4 million and $85.0 million, respectively, in troubled debt restructurings. The Company has recorded $654,000 and $1.2 million in previous charge-offs on such loans at September 30, 2021 and December 31, 2020, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $14.3 million and $13.0 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the loans by class modified as troubled debt restructurings which occurred during the three and nine months ended September 30, 2021 and 2020. These modifications did not have a material impact on the Company’s allowance for credit losses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$9	6	$532	2	$725
Consumer installment	—	—	—	—	2	7	4	15
Indirect automobile	—	—	530	3,171	—	—	530	3,170
Real estate – construction and development	—	—	—	—	—	—	1	19
Real estate – commercial and farmland	—	—	20	86,773	5	16,257	21	86,788
Real estate – residential	9	1,818	14	2,609	21	3,270	91	12,692
Total	9	$1,818	565	$92,562	34	$20,066	649	$103,409

The following table presents the outstanding balance of troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three and nine months ended September 30, 2021 and 2020. These defaults did not have a material impact on the Company's allowance for credit losses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$1	—	$—	1	$1	1	$198
Consumer installment	1	1	—	—	1	1	4	3
Indirect automobile	4	23	—	—	16	76	—	—
Real estate – construction and development	—	—	1	403	—	—	3	689
Real estate – commercial and farmland	—	—	1	50	—	—	3	726
Real estate – residential	4	489	12	957	15	1,111	16	1,142
Total	10	$514	14	$1,410	33	$1,189	27	$2,758

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at September 30, 2021 and December 31, 2020:

September 30, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	14	$1,683	7	$112
Consumer installment	8	22	19	38
Indirect automobile	282	1,284	52	297
Real estate – construction and development	5	887	3	271
Real estate – commercial and farmland	27	43,895	7	6,715
Real estate – residential	227	29,521	30	2,687
Total	563	$77,292	118	$10,120

December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate – construction and development	4	506	5	707
Real estate – commercial and farmland	28	36,707	7	1,401
Real estate – residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has also provided payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of September 30, 2021, $76.5 million in loans remained in payment deferral related to COVID-19 pandemic Disaster Relief Program compared with $332.8 million at December 31, 2020.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

	September 30, 2021		December 31, 2020
(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$755	0.1%	$12,471	0.8%
Consumer installment	—	—%	1,418	0.5%
Indirect automobile	1,302	0.4%	8,936	1.5%
Real estate – construction and development	—	—%	11,049	0.7%
Real estate – commercial and farmland	26,128	0.4%	179,183	3.4%
Real estate – residential	48,340	1.6%	119,722	4.3%
	$76,525	0.5%	$332,779	2.3%

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

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed. The Company utilizes a one year reasonable and supportable forecast period. The Company’s methodologies revert back to historical loss information on a straight-line basis over four quarters when the Company can no longer develop reasonable and supportable forecasts.

During the nine months ended September 30, 2021, the allowance for credit losses decreased due to improvement in forecasted macroeconomic factors. Also contributing to the decrease was an improvement in qualitative factors attributable to uncertainty in the forecast and loss drivers used, particularly in the construction and development segment, compared with the December 31, 2020 provision estimate which management determined were both properly addressed in the current estimate. The allowance for credit losses was determined at September 30, 2021 using a weighting of two economic forecasts from Moody's. The Moody's stagflation scenario was weighted at 50% and the downside 75th percentile S-2 scenario was weighted at 50%. The current forecast reflects, among other things, improvements in forecast levels of home prices and commercial real estate prices compared with the forecast at December 31, 2020.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2021	$6,889	$7,824	$1,080	$3,365	$777	$4,539
Provision for loan losses	(1,471)	3,063	(268)	(287)	(27)	(456)
Loans charged off	(858)	(1,647)	(178)	—	—	(605)
Recoveries of loans previously charged off	1,986	199	278	—	—	649
Balance, September 30, 2021	$6,546	$9,439	$912	$3,078	$750	$4,127

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2021	$18,999	$88,338	$43,259	$175,070
Provision for loan losses	(6,423)	87	1,798	(3,984)
Loans charged off	—	(210)	(39)	(3,537)
Recoveries of loans previously charged off	45	266	241	3,664
Balance, September 30, 2021	$12,621	$88,481	$45,259	$171,213

Nine Months Ended September 30, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Provision for loan losses	2,606	9,360	(1,219)	(588)	(41)	(847)
Loans charged off	(6,757)	(4,764)	(1,148)	—	—	(3,142)
Recoveries of loans previously charged off	3,338	767	1,350	—	—	4,237
Balance, September 30, 2021	$6,546	$9,439	$912	$3,078	$750	$4,127

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422
Provision for loan losses	(32,767)	727	1,307	(21,462)
Loans charged off	(212)	(1,632)	(594)	(18,249)
Recoveries of loans previously charged off	296	492	1,022	11,502
Balance, September 30, 2021	$12,621	$88,481	$45,259	$171,213

Three Months Ended September 30, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2020	$7,938	$20,085	$3,381	$1,498	$507	$8,198
Provision for loan losses	5,533	(3,693)	322	498	365	(2,316)
Loans charged off	(1,715)	(677)	(697)	—	—	(1,159)
Recoveries of loans previously charged off	470	516	317	—	—	1,224
Balance, September 30, 2020	$12,226	$16,231	$3,323	$1,996	$872	$5,947

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2020	$54,266	$83,593	$29,327	$208,793
Provision for loan losses	(10,208)	18,419	17,772	26,692
Loans charged off	(9)	(2,977)	(137)	(7,371)
Recoveries of loans previously charged off	182	904	197	3,810
Balance, September 30, 2020	$44,231	$99,939	$47,159	$231,924

Nine Months Ended September 30, 2020

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2019	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASC 326	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	8,624	5,943	1,138	893	480	235
Loans charged off	(4,687)	(2,781)	(2,944)	—	—	(3,893)
Recoveries of loans previously charged off	1,135	1,273	1,020	—	—	2,584
Balance, September 30, 2020	$12,226	$16,231	$3,323	$1,996	$872	$5,947

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2019	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASC 326	12,248	27,073	19,790	78,661
Provision for loan losses	25,379	72,410	17,086	132,188
Loans charged off	(83)	(10,220)	(762)	(25,370)
Recoveries of loans previously charged off	692	1,010	542	8,256
Balance, September 30, 2020	$44,231	$99,939	$47,159	$231,924

NOTE 4 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At September 30, 2021 and December 31, 2020, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$4,502	$11,641

At September 30, 2021 and December 31, 2020 the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 5 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2021	December 31, 2020
FHLB borrowings:
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	$15,000	$15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,403	1,411
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	971	977
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,457	1,567

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $714 and $812, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,286	74,188
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,983 and $2,165, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	118,017	117,835
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,058 and $1,150, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	76,058	76,150
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,817 and $1,973, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,183	108,027
	$425,375	$425,155

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2021, $3.83 billion was available for borrowing on lines with the FHLB.

As of September 30, 2021, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2021, the Bank had $3.03 billion of loans pledged at the Federal Reserve discount window and had $2.13 billion available for borrowing.

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

The following table presents a summary of the accumulated other comprehensive income balances as well as changes in each of the respective components, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income
Three Months Ended September 30, 2021
Balance, June 30, 2021	$—	$25,024	$25,024
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	—	(3,139)	(3,139)
Balance, September 30, 2021	$—	$21,885	$21,885

Three Months Ended September 30, 2020
Balance, June 30, 2020	$(133)	$39,746	$39,613
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	133	(2,494)	(2,361)
Balance, September 30, 2020	$—	$37,252	$37,252

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$—	$33,505	$33,505
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	—	(11,620)	(11,620)
Balance, September 30, 2021	$—	$21,885	$21,885

Nine Months Ended September 30, 2020
Balance, December 31, 2019	$(147)	$18,142	$17,995
Reclassification for gains included in net income, net of tax	—	—	—
Current year changes, net of tax	147	19,110	19,257
Balance, September 30, 2020	$—	$37,252	$37,252

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(share data in thousands)	2021	2020	2021	2020
Average common shares outstanding	69,440	69,231	69,445	69,243
Common share equivalents:
Stock options	49	5	65	22
Nonvested restricted share grants	142	85	143	122
Performance stock units	125	25	119	16
Average common shares outstanding, assuming dilution	69,756	69,346	69,772	69,403

For the three and nine-month periods ended September 30, 2021, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive. For the three and nine-month periods ended September 30, 2020, there were outstanding 252,765 and 253,765 options exerciseable for common shares, respectively, with strike prices that would cause the underlying shares to be anti-dilutive.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	September 30, 2021	December 31, 2020
Mortgage loans held for sale	$1,430,695	$998,050
SBA loans held for sale	5,110	3,757
Total loans held for sale	$1,435,805	$1,001,807

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

A net gain of $5.8 million and a net loss of $9.3 million resulting from fair value changes of these mortgage loans were recorded in income during the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, a net loss of $23.3 million and a net gain of $17.8 million, respectively, resulting from fair value changes of these mortgage loans were recorded in income. A net gain of $7.3 million and a net loss of $10.3 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, net gains of $21.4 million and $55.2 million, respectively, resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The change in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Aggregate fair value of mortgage loans held for sale	$1,430,695	$998,050
Aggregate unpaid principal balance of mortgage loans held for sale	1,389,380	947,460
Past-due loans of 90 days or more	152	—
Nonaccrual loans	152	—
Unpaid principal balance of nonaccrual loans	149	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Aggregate fair value of SBA loans held for sale	$5,110	$3,757
Aggregate unpaid principal balance of SBA loans held for sale	4,446	3,393
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, loans held for sale under the fair value option and derivative financial instruments are recorded at fair value on a recurring basis. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral-dependent loans, loan servicing rights and OREO. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2021 and December 31, 2020:

	Recurring Basis Fair Value Measurements
	September 30, 2021
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. government sponsored agencies	$12,252	$—	$12,252	$—
State, county and municipal securities	54,216	—	54,216	—
Corporate debt securities	33,998	—	32,618	1,380
SBA pool securities	47,917	—	47,917	—
Mortgage-backed securities	536,121	—	536,121	—
Loans held for sale	1,435,805	—	1,435,805	—
Mortgage banking derivative instruments	25,063	—	25,063	—
Total recurring assets at fair value	$2,145,372	$—	$2,143,992	$1,380

	Recurring Basis Fair Value Measurements
	December 31, 2020
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. government sponsored agencies	$17,504	$—	$17,504	$—
State, county and municipal securities	66,778	—	66,778	—
Corporate debt securities	51,896	—	50,726	1,170
SBA pool securities	62,497	—	62,497	—
Mortgage-backed securities	784,204	—	784,204	—
Loans held for sale	1,001,807	—	1,001,807	—
Mortgage banking derivative instruments	51,756	—	51,756	—
Total recurring assets at fair value	$2,036,442	$—	$2,035,272	$1,170
Financial liabilities:
Mortgage banking derivative instruments	$16,415	$—	$16,415	$—
Total recurring liabilities at fair value	$16,415	$—	$16,415	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2021 and December 31, 2020:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Collateral-dependent loans	$58,580	$—	$—	$58,580
Other real estate owned	81	—	—	81
Mortgage servicing rights	188,506	—	—	188,506
Total nonrecurring assets at fair value	$247,167	$—	$—	$247,167

December 31, 2020
Collateral-dependent loans	$98,426	$—	$—	$98,426
Other real estate owned	4,964	—	—	4,964
Mortgage servicing rights	130,630	—	—	130,630
SBA servicing rights	5,839	—	5,839	—
Total nonrecurring assets at fair value	$239,859	$—	$5,839	$234,020

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2021 and the year ended December 31, 2020, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2021
Recurring:
Investment securities available-for-sale	$1,380	Discounted par values	Discount rate	8.0%	8.0%
Nonrecurring:
Collateral-dependent loans	$58,580	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	44%
Other real estate owned	$81	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	76%	76%
Mortgage servicing rights	$188,506	Discounted cash flows	Discount rate	9% - 10%	9%
			Prepayment speed	10% - 38%	12%

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2020
Recurring:
Investment securities available-for-sale	$1,170	Discounted par values	Probability of default	18.8%	18.8%
			Loss given default	40%	40%
Nonrecurring:
Collateral-dependent loans	$98,426	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	44%
Other real estate owned	$4,964	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 59%	28%
Mortgage servicing rights	$130,630	Discounted cash flows	Discount rate	9% - 12%	10%
			Prepayment speed	14% - 37%	19%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		September 30, 2021
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$239,028	$239,028	$—	$—	$239,028
Federal funds sold and interest-bearing accounts	3,513,412	3,513,412	—	—	3,513,412
Investment securities held-to-maturity	64,451	—	63,304	—	63,304
Loans, net	14,594,746	—	—	14,574,784	14,574,784
Accrued interest receivable	59,957	—	2,991	56,966	59,957
Financial liabilities:
Deposits	18,833,489	—	18,836,507	—	18,836,507
Securities sold under agreements to repurchase	4,502	4,502	—	—	4,502
Other borrowings	425,375	—	430,037	—	430,037
Subordinated deferrable interest debentures	125,830	—	117,283	—	117,283
Accrued interest payable	6,356	—	6,356	—	6,356

		Fair Value Measurements
		December 31, 2020
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$203,349	$203,349	$—	$—	$203,349
Federal funds sold and interest-bearing accounts	1,913,957	1,913,957	—	—	1,913,957
Time deposits in other banks	249	—	249	—	249
Investment securities held-to-maturity	—	—	—	—	—
Loans, net	14,183,077	—	—	14,096,711	14,096,711
Accrued interest receivable	76,254	—	3,567	72,687	76,254
Financial liabilities:
Deposits	16,957,823	—	16,968,606	—	16,968,606
Securities sold under agreements to repurchase	11,641	11,641	—	—	11,641
Other borrowings	425,155	—	431,783	—	431,783
Subordinated deferrable interest debentures	124,345	—	116,280	—	116,280
Accrued interest payable	5,487	—	5,487	—	5,487

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$3,783,300	$2,826,719
Unused home equity lines of credit	265,963	259,015
Financial standby letters of credit	33,259	33,613
Mortgage interest rate lock commitments	592,061	1,199,939

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2021 and the year ended December 31, 2020.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$22,314	$37,503	$32,854	$1,077
Adjustment to reflect adoption of ASC 326	—	—	—	12,714
Provision for unfunded commitments	(5,516)	(10,131)	(16,056)	13,581
Balance at end of period	$16,798	$27,372	$16,798	$27,372

Other Commitments

As of September 30, 2021, letters of credit issued by the FHLB totaling $290.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

COVID-19

The COVID-19 pandemic has caused significant and unprecedented economic dislocation in the United States. As a result of the pandemic, commercial customers have experienced varying levels of disruptions or restrictions on their business activity, and consumers are experiencing interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The United States government has taken steps to mitigate some of the more severe economic effects of the coronavirus, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be sufficient to achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 pandemic and related mitigation efforts will depend on future developments, which remain highly uncertain, including, but not limited to, the potential for a resurgence or additional waves or variants of the coronavirus, actions to contain the virus or treat its impact, including public acceptance of vaccines, and how quickly and to what extent normal economic and operating activity can fully resume. This could cause a material, adverse effect on the Company’s business, financial condition and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; increases in our allowance for credit losses; and decreases in the value of our intangible assets.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$110,708	$33,390	$9,093	$11,986	$7,869	$173,046
Interest expense	(2,816)	12,101	381	1,287	432	11,385
Net interest income	113,524	21,289	8,712	10,699	7,437	161,661
Provision for credit losses	(9,578)	1,678	(291)	(1,104)	(380)	(9,675)
Noninterest income	17,896	55,555	1,037	2,070	4	76,562
Noninterest expense
Salaries and employee benefits	40,020	36,373	264	1,320	1,694	79,671
Occupancy and equipment	10,196	1,590	—	116	77	11,979
Data processing and communications expenses	9,159	1,357	59	18	88	10,681
Other expenses	21,723	11,675	200	370	897	34,865
Total noninterest expense	81,098	50,995	523	1,824	2,756	137,196
Income before income tax expense	59,900	24,171	9,517	12,049	5,065	110,702
Income tax expense	17,784	5,076	1,999	2,530	1,633	29,022
Net income	$42,116	$19,095	$7,518	$9,519	$3,432	$81,680

Total assets	$16,070,583	$4,247,967	$740,809	$529,044	$944,738	$22,533,141
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	47,768	—	—	—	12,628	60,396

	Three Months Ended September 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$123,593	$31,040	$6,844	$10,958	$7,499	$179,934
Interest expense	4,031	10,647	298	1,992	428	17,396
Net interest income	119,562	20,393	6,546	8,966	7,071	162,538
Provision for credit losses	487	15,051	495	4,297	(2,648)	17,682
Noninterest income	15,265	137,583	1,064	5,106	—	159,018
Noninterest expense
Salaries and employee benefits	39,718	53,500	266	1,572	1,642	96,698
Occupancy and equipment	11,955	1,676	1	97	76	13,805
Data processing and communications expenses	9,716	2,349	73	4	84	12,226
Other expenses	21,517	7,889	28	595	934	30,963
Total noninterest expense	82,906	65,414	368	2,268	2,736	153,692
Income (loss) before income tax expense	51,434	77,511	6,747	7,507	6,983	150,182
Income tax expense (benefit)	13,453	16,112	1,431	1,577	1,464	34,037
Net income (loss)	$37,981	$61,399	$5,316	$5,930	$5,519	$116,145

Total assets	$13,098,562	$3,632,999	$1,002,027	$1,338,794	$801,469	$19,873,851
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	60,568	—	—	—	15,596	76,164

	Nine Months Ended September 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$332,347	$97,674	$28,408	$44,070	$22,248	$524,747
Interest expense	(4,663)	34,868	1,070	3,854	1,128	36,257
Net interest income	337,010	62,806	27,338	40,216	21,120	488,490
Provision for credit losses	(37,431)	2,772	(591)	(2,258)	(616)	(38,124)
Noninterest income	50,805	222,250	3,350	7,358	12	283,775
Noninterest expense
Salaries and employee benefits	120,557	131,009	872	3,639	5,084	261,161
Occupancy and equipment	29,366	4,619	2	354	231	34,572
Data processing and communications expenses	29,640	4,338	176	19	269	34,442
Other expenses	60,196	27,502	263	949	2,670	91,580
Total noninterest expense	239,759	167,468	1,313	4,961	8,254	421,755
Income before income tax expense	185,487	114,816	29,966	44,871	13,494	388,634
Income tax expense	50,436	24,111	6,293	9,423	3,402	93,665
Net income	$135,051	$90,705	$23,673	$35,448	$10,092	$294,969

	Nine Months Ended September 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$384,547	$99,165	$16,979	$23,443	$23,586	$547,720
Interest expense	26,280	36,714	2,105	5,262	3,062	73,423
Net interest income	358,267	62,451	14,874	18,181	20,524	474,297
Provision for credit losses	123,289	17,471	889	5,716	(475)	146,890
Noninterest income	47,506	276,147	2,751	7,953	—	334,357
Noninterest expense
Salaries and employee benefits	121,762	134,600	685	5,660	5,105	267,812
Occupancy and equipment	33,981	5,133	3	291	232	39,640
Data processing and communications expenses	29,432	4,741	169	32	320	34,694
Other expenses	80,159	20,713	150	1,469	2,876	105,367
Total noninterest expense	265,334	165,187	1,007	7,452	8,533	447,513
Income (loss) before income tax expense	17,150	155,940	15,729	12,966	12,466	214,251
Income tax expense (benefit)	5,146	32,751	3,317	2,723	2,611	46,548
Net income (loss)	$12,004	$123,189	$12,412	$10,243	$9,855	$167,703

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	September 30, 2021	December 31, 2020
Loan Servicing Rights
Residential mortgage	$188,506	$130,630
SBA	5,833	5,839
Indirect automobile	—	73
Total loan servicing rights	$194,339	$136,542

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

During the three- and nine-months ended September 30, 2021, the Company recorded servicing fee income of $13.8 million and $35.3 million, respectively. During the three- and nine-months ended September 30, 2020, the Company recorded servicing fee income of $8.3 million and $21.4 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing rights	2021	2020	2021	2020
Beginning carrying value, net	$191,675	$91,381	$130,630	$94,902
Additions	6,195	30,376	71,439	65,735
Amortization	(7,967)	(6,231)	(22,648)	(16,084)
Recoveries/(impairment)	(1,397)	(1,130)	9,085	(30,157)
Ending carrying value, net	$188,506	$114,396	$188,506	$114,396

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing valuation allowance	2021	2020	2021	2020
Beginning balance	$28,925	$29,131	$39,407	$104
Additions	1,397	1,130	1,397	30,157
Recoveries	—	—	(10,482)	—
Ending balance	$30,322	$30,261	$30,322	$30,261

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	September 30, 2021	December 31, 2020
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$15,994,406	$13,764,529
Composition of residential loans serviced for others:
FHLMC	21.86%	21.55%
FNMA	60.05%	61.75%
GNMA	18.09%	16.70%
Total	100.00%	100.00%
Weighted average term (months)	341	340
Weighted average age (months)	20	20
Modeled prepayment speed	12.46%	18.82%
Decline in fair value due to a 10% adverse change	(8,334)	(7,154)
Decline in fair value due to a 20% adverse change	(16,035)	(13,664)
Weighted average discount rate	8.77%	9.50%
Decline in fair value due to a 10% adverse change	(6,503)	(4,304)
Decline in fair value due to a 20% adverse change	(12,565)	(8,321)

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

During the three- and nine-months ended September 30, 2021, the Company recorded servicing fee income of $1.0 million and $3.0 million, respectively. During the three- and nine-months ended September 30, 2020, the Company recorded servicing fee income of $1.1 million and $3.3 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
SBA servicing rights	2021	2020	2021	2020
Beginning carrying value, net	$6,123	$5,241	$5,839	$7,886
Additions	265	499	736	974
Purchase accounting adjustment	—	—	—	(1,214)
Amortization	(555)	(396)	(1,647)	(1,175)
Recoveries/(impairment)	—	718	905	(409)
Ending carrying value, net	$5,833	$6,062	$5,833	$6,062

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
SBA servicing valuation allowance	2021	2020	2021	2020
Beginning balance	$—	$1,268	$905	$141
Additions	—	—	—	409
Recoveries	—	(718)	(905)	—
Ending balance	$—	$550	$—	$550

(dollars in thousands)	September 30, 2021	December 31, 2020
SBA servicing rights
Unpaid principal balance of loans serviced for others	$418,377	$351,325
Weighted average life (in years)	3.60	3.46
Modeled prepayment speed	18.10%	19.14%
Decline in fair value due to a 10% adverse change	(318)	(335)
Decline in fair value due to a 20% adverse change	(606)	(636)
Weighted average discount rate	10.62%	9.55%
Decline in fair value due to a 100 basis point adverse change	(153)	(151)
Decline in fair value due to a 200 basis point adverse change	(299)	(295)

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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Indirect automobile servicing rights	2021	2020	2021	2020
Beginning carrying value, net	$—	$162	$73	$247
Amortization	—	(45)	(73)	(130)
Ending carrying value, net	$—	$117	$—	$117

During the three- and nine-months ended September 30, 2021, the Company recorded servicing fee income of $135,000 and $510,000, respectively. During the three- and nine-months ended September 30, 2020, the Company recorded servicing fee income of $259,000 and $1.5 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2021, as compared with December 31, 2020, and operating results for the three- and nine-month periods ended September 30, 2021 and 2020. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $81.7 million, or $1.17 per diluted share, for the quarter ended September 30, 2021, compared with $116.1 million, or $1.67 per diluted share, for the same period in 2020. The Company’s return on average assets and average shareholders’ equity were 1.47% and 11.27%, respectively, in the third quarter of 2021, compared with 2.33% and 18.27%, respectively, in the third quarter of 2020. During the third quarter of 2021, the Company recorded pre-tax merger and conversion charges of $183,000, pre-tax servicing right impairment of $1.4 million and pre-tax losses on bank premises of $1.1 million. During the third quarter of 2020, the Company recorded pre-tax merger and conversion charges of negative $44,000, pre-tax restructuring charges related to branch consolidations and efficiency initiatives of $50,000, pre-tax servicing right impairment of $412,000, pre-tax gain on BOLI proceeds of $103,000, pre-tax expenses related to SEC and DOJ investigation of $268,000, pre-tax expenses related to the COVID-19 pandemic of $470,000 and pre-tax gains on bank premises of $97,000. Excluding these adjustment items, the Company’s net income would have been $83.9 million, or $1.20 per diluted share, for the third quarter of 2021 and $116.9 million, or $1.69 per diluted share, for the third quarter of 2020.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended September 30,
(in thousands, except share and per share data)	2021	2020
Net income	$81,680	$116,145
Adjustment items:
Merger and conversion charges	183	(44)
Restructuring charge	—	50
Servicing right impairment (recovery)	1,398	412
Gain on BOLI proceeds	—	(103)
Expenses related to SEC and DOJ investigation	—	268
Natural disaster and pandemic expenses	—	470
(Gain) loss on bank premises	1,136	(97)
Tax effect of adjustment items (Note 1)	(536)	(222)
After tax adjustment items	2,181	734
Adjusted net income	$83,861	$116,879

Weighted average common shares outstanding - diluted	69,756,135	69,346,141
Net income per diluted share	$1.17	$1.67
Adjusted net income per diluted share	$1.20	$1.69

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the three months ended September 30, 2021 is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the third quarter of 2021 and 2020, respectively:

	Three Months Ended September 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$110,708	$33,390	$9,093	$11,986	$7,869	$173,046
Interest expense	(2,816)	12,101	381	1,287	432	11,385
Net interest income	113,524	21,289	8,712	10,699	7,437	161,661
Provision for credit losses	(9,578)	1,678	(291)	(1,104)	(380)	(9,675)
Noninterest income	17,896	55,555	1,037	2,070	4	76,562
Noninterest expense
Salaries and employee benefits	40,020	36,373	264	1,320	1,694	79,671
Occupancy and equipment	10,196	1,590	—	116	77	11,979
Data processing and communications expenses	9,159	1,357	59	18	88	10,681
Other expenses	21,723	11,675	200	370	897	34,865
Total noninterest expense	81,098	50,995	523	1,824	2,756	137,196
Income before income tax expense	59,900	24,171	9,517	12,049	5,065	110,702
Income tax expense	17,784	5,076	1,999	2,530	1,633	29,022
Net income	$42,116	$19,095	$7,518	$9,519	$3,432	$81,680

	Three Months Ended September 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$123,593	$31,040	$6,844	$10,958	$7,499	$179,934
Interest expense	4,031	10,647	298	1,992	428	17,396
Net interest income	119,562	20,393	6,546	8,966	7,071	162,538
Provision for credit losses	487	15,051	495	4,297	(2,648)	17,682
Noninterest income	15,265	137,583	1,064	5,106	—	159,018
Noninterest expense
Salaries and employee benefits	39,718	53,500	266	1,572	1,642	96,698
Occupancy and equipment	11,955	1,676	1	97	76	13,805
Data processing and communications expenses	9,716	2,349	73	4	84	12,226
Other expenses	21,517	7,889	28	595	934	30,963
Total noninterest expense	82,906	65,414	368	2,268	2,736	153,692
Income before income tax expense	51,434	77,511	6,747	7,507	6,983	150,182
Income tax expense	13,453	16,112	1,431	1,577	1,464	34,037
Net income	$37,981	$61,399	$5,316	$5,930	$5,519	$116,145

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2021 and 2020. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$3,102,413	$1,253	0.16%	$487,441	$166	0.14%
Investment securities	803,953	5,472	2.70%	1,246,860	7,462	2.38%
Loans held for sale	1,497,320	10,618	2.81%	1,507,481	10,365	2.74%
Loans	14,685,878	156,861	4.24%	14,688,317	163,352	4.42%
Total interest-earning assets	20,089,564	174,204	3.44%	17,930,099	181,345	4.02%
Noninterest-earning assets	1,998,078			1,879,985
Total assets	$22,087,642			$19,810,084

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,322,590	$2,907	0.12%	$7,741,528	$4,329	0.22%
Time deposits	1,919,695	2,199	0.45%	2,276,083	7,493	1.31%
Federal funds purchased and securities sold under agreements to repurchase	5,133	4	0.31%	10,483	9	0.34%
FHLB advances	48,866	195	1.58%	799,034	661	0.33%
Other borrowings	376,489	4,640	4.89%	272,443	3,558	5.20%
Subordinated deferrable interest debentures	125,567	1,440	4.55%	123,604	1,346	4.33%
Total interest-bearing liabilities	11,798,340	11,385	0.38%	11,223,175	17,396	0.62%
Demand deposits	7,168,717			5,782,163
Other liabilities	245,894			275,275
Shareholders’ equity	2,874,691			2,529,471
Total liabilities and shareholders’ equity	$22,087,642			$19,810,084
Interest rate spread			3.06%			3.40%
Net interest income		$162,819			$163,949
Net interest margin			3.22%			3.64%

On a tax-equivalent basis, net interest income for the third quarter of 2021 was $162.8 million, a decrease of $1.1 million, or 0.7%, compared with $163.9 million reported in the same quarter in 2020. The lower net interest income is a result of a shift in mix to lower yielding interest-bearing cash, partially offset by disciplined deposit repricing and a reduction in borrowing costs. Average interest earning assets increased $2.16 billion, or 12.0%, from $17.93 billion in the third quarter of 2020 to $20.09 billion for the third quarter of 2021. This growth in interest earning assets resulted primarily from excess liquidity from deposit growth. The Company’s net interest margin during the third quarter of 2021 was 3.22%, down 42 basis points from 3.64% reported in the third quarter of 2020. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $5.8 billion during the third quarter of 2021, with weighted average yields of 3.37%, compared with $7.7 billion and 3.33%, respectively, during the third quarter of 2020. Loan production in the banking division amounted to $913.3 million during the third quarter of 2021, with weighted average yields of 3.56%, compared with $870.0 million and 4.00%, respectively, during the third quarter of 2020.

Total interest income, on a tax-equivalent basis, decreased to $174.2 million during the third quarter of 2021, compared with $181.3 million in the same quarter of 2020.  Yields on earning assets decreased to 3.44% during the third quarter of 2021, compared with 4.02% reported in the third quarter of 2020. During the third quarter of 2021, loans comprised 80.6% of average earning assets, compared with 90.3% in the same quarter of 2020. Yields on loans decreased to 4.24% in the third quarter of 2021, compared with 4.42% in the same period of 2020. Accretion income for the third quarter of 2021 was $2.9 million, compared with $6.5 million in the third quarter of 2020.

The yield on total interest-bearing liabilities decreased from 0.62% in the third quarter of 2020 to 0.38% in the third quarter of 2021. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.24% in the third quarter of 2021, compared with 0.41% during the third quarter of 2020. Deposit costs decreased from 0.30% in the third quarter of 2020 to 0.11% in the third quarter of 2021. Non-deposit funding costs increased from 1.84% in the third quarter of 2020 to 4.48% in the third quarter of 2021. The increase in non-deposit funding costs was driven primarily by a shift in mix from short-term FHLB advances as excess liquidity reduced outstanding FHLB advances. Average balances of interest bearing deposits and their respective costs for the third quarter of 2021 and 2020 are shown below:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,447,909	0.09%	$2,718,315	0.20%
MMDA	4,966,492	0.16%	4,273,899	0.26%
Savings	908,189	0.06%	749,314	0.06%
Retail CDs	1,919,184	0.45%	2,274,150	1.31%
Brokered CDs	511	3.11%	1,933	1.85%
Interest-bearing deposits	$11,242,285	0.18%	$10,017,611	0.47%

Provision for Credit Losses

The Company’s provision for credit losses during the third quarter of 2021 amounted to a reversal of $9.7 million, compared with a provision of $17.7 million in the third quarter of 2020. This decrease was primarily attributable to an improved economic forecast in our CECL model, particularly levels of home prices and commercial real estate prices. The provision for credit losses for the third quarter of 2021 was comprised of negative $4.0 million related to loans, negative $5.5 million related to unfunded commitments and negative $175,000 related to other credit losses compared with $26.7 million related to loans, negative $10.1 million related to unfunded commitments and $1.1 million related to other credit losses for the third quarter of 2020. Non-performing assets as a percentage of total assets decreased from 0.48% at December 31, 2020 to 0.32% at September 30, 2021. The decrease in non-performing assets is primarily attributable to a decrease in nonaccruing loans as a result of collection activities and upgrades and continued success with OREO sales. The Company recognized net recoveries on loans during the third quarter of 2021 of approximately $127,000, or 0.00% of average loans on an annualized basis, compared with net charge-offs of approximately $3.6 million, or 0.10%, in the third quarter of 2020. The Company’s total allowance for credit losses on loans at September 30, 2021 was $171.2 million, or 1.15% of total loans, compared with $199.4 million, or 1.38% of total loans, at December 31, 2020. This decrease is primarily attributable to the provision release noted above and for the year-to-date period amounting to negative $21.5 million.

Noninterest Income

Total noninterest income for the third quarter of 2021 was $76.6 million, a decrease of $82.5 million, or 51.9%, from the $159.0 million reported in the third quarter of 2020.  Income from mortgage-related activities was $56.5 million in the third quarter of 2021, a decrease of $82.2 million, or 59.3%, from $138.6 million in the third quarter of 2020. Total production in the third quarter of 2021 amounted to $2.06 billion, compared with $2.92 billion in the same quarter of 2020, while spread (gain on sale) decreased to 3.17% in the current quarter, compared with 3.92% in the same quarter of 2020. The retail mortgage open pipeline finished the third quarter of 2021 at $1.93 billion, compared with $1.75 billion at June 30, 2021 and $2.71 billion at the end of the third quarter of 2020. Service charges on deposit accounts increased $572,000, or 5.2%, to $11.5 million in the third quarter of 2021, compared with $10.9 million in the third quarter of 2020. This increase in service charges on deposit accounts is due primarily to an increase in volume, particularly in business accounts.

Other noninterest income decreased $1.5 million, or 17.8%, to $6.9 million for the third quarter of 2021, compared with $8.4 million during the third quarter of 2020. The decrease in other noninterest income was primarily attributable to a decrease in gains on sales of SBA loans of $2.0 million, partially offset by an increase of $657,000 in BOLI income.

Noninterest Expense

Total noninterest expense for the third quarter of 2021 decreased $16.5 million, or 10.7%, to $137.2 million, compared with $153.7 million in the same quarter 2020. Salaries and employee benefits decreased $17.0 million, or 17.6%, from $96.7 million in the third quarter of 2020 to $79.7 million in the third quarter of 2021, due primarily to decreases in variable compensation tied to mortgage production and overtime of $15.6 million and $1.2 million, respectively. Occupancy and equipment expenses decreased $1.8 million, or 13.2%, to $12.0 million for the third quarter of 2021, compared with $13.8 million in the third quarter of 2020, due primarily to reductions in leased locations related to previously announced efficiency initiatives and real estate taxes. Data processing and communications expenses decreased $1.5 million, or 12.6%, to $10.7 million in the third quarter of 2021, compared with $12.2 million in the third quarter of 2020. Advertising and marketing expense was $2.7 million in the third quarter of 2021, compared with $1.0 million in the third quarter of 2020. Amortization of intangible assets decreased $803,000, or 19.2%, from $4.2 million in the third quarter of 2020 to $3.4 million in the third quarter of 2021. Core deposit intangibles are being amortized over an accelerated basis; therefore, the expense recorded will decline over the life of the asset. There were $183,000 of merger and conversion charges in the third quarter of 2021, compared with negative $44,000 of such charges in the same quarter of 2020. Other noninterest expenses increased $3.2 million, or 12.7%, from $25.0 million in the third quarter of 2020 to $28.2 million in the third quarter of 2021, due primarily to an increase of $2.0 million in loan servicing expenses, an increase in loss on bank premises of $2.1 million and an increase of $897,000 in check card losses. These increases in other noninterest expenses were partially offset by decreases in FDIC insurance expense of $1.1 million, expenses related to the COVID-19 pandemic of $470,000 and variable expenses tied to production in our lines of business.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the third quarter of 2021, the Company reported income tax expense of $29.0 million, compared with $34.0 million in the same period of 2020. The Company’s effective tax rate for the three months ending September 30, 2021 and 2020 was 26.2% and 22.7%, respectively. The increase in the effective tax rate is primarily a result of a state tax liability adjustment during the third quarter of 2021.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $295.0 million, or $4.23 per diluted share, for the nine months ended September 30, 2021, compared with $167.7 million, or $2.42 per diluted share, for the same period in 2020. The Company’s return on average assets and average shareholders’ equity were 1.84% and 14.14%, respectively, in the nine months ended September 30, 2021, compared with 1.18% and 8.96%, respectively, in the same period in 2020. During the first nine months of 2021, the Company recorded pre-tax merger and conversion charges of $183,000, pre-tax servicing right recovery of $10.0 million, pre-tax gain on BOLI proceeds of $603,000 and pre-tax loss on bank premises of $636,000. During the first nine months of 2020, the Company incurred pre-tax merger and conversion charges of $1.4 million, pre-tax restructuring charges related to branch consolidations of $1.5 million, pre-tax servicing right impairment of $30.6 million, pre-tax gain on BOLI proceeds of $948,000, pre-tax expenses related to SEC and DOJ investigation of $3.0 million, pre-tax expenses related to the COVID-19 pandemic of $3.1 million and pre-tax loss on bank premises of $654,000. Excluding these adjustment items, the Company’s net income would have been $287.2 million, or $4.12 per diluted share, for the nine months ended September 30, 2021 and $198.5 million, or $2.86 per diluted share, for the same period in 2020.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020
Net income available to common shareholders	$294,969	$167,703
Adjustment items:
Merger and conversion charges	183	1,391
Restructuring charge	—	1,513
Servicing right impairment (recovery)	(9,990)	30,566
Gain on BOLI proceeds	(603)	(948)
Expenses related to SEC and DOJ investigation	—	3,005
Natural disaster and pandemic charges	—	3,061
Loss on bank premises	636	654
Tax effect of adjustment items (Note 1)	1,960	(8,438)
After tax adjustment items	(7,814)	30,804
Adjusted net income	$287,155	$198,507

Weighted average common shares outstanding - diluted	69,772,084	69,403,104
Net income per diluted share	$4.23	$2.42
Adjusted net income per diluted share	$4.12	$2.86

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for both periods is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$332,347	$97,674	$28,408	$44,070	$22,248	$524,747
Interest expense	(4,663)	34,868	1,070	3,854	1,128	36,257
Net interest income	337,010	62,806	27,338	40,216	21,120	488,490
Provision for loan losses	(37,431)	2,772	(591)	(2,258)	(616)	(38,124)
Noninterest income	50,805	222,250	3,350	7,358	12	283,775
Noninterest expense
Salaries and employee benefits	120,557	131,009	872	3,639	5,084	261,161
Occupancy and equipment	29,366	4,619	2	354	231	34,572
Data processing and communications expenses	29,640	4,338	176	19	269	34,442
Other expenses	60,196	27,502	263	949	2,670	91,580
Total noninterest expense	239,759	167,468	1,313	4,961	8,254	421,755
Income before income tax expense	185,487	114,816	29,966	44,871	13,494	388,634
Income tax expense	50,436	24,111	6,293	9,423	3,402	93,665
Net income	$135,051	$90,705	$23,673	$35,448	$10,092	$294,969

	Nine Months Ended September 30, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$384,547	$99,165	$16,979	$23,443	$23,586	$547,720
Interest expense	26,280	36,714	2,105	5,262	3,062	73,423
Net interest income	358,267	62,451	14,874	18,181	20,524	474,297
Provision for loan losses	123,289	17,471	889	5,716	(475)	146,890
Noninterest income	47,506	276,147	2,751	7,953	—	334,357
Noninterest expense
Salaries and employee benefits	121,762	134,600	685	5,660	5,105	267,812
Occupancy and equipment	33,981	5,133	3	291	232	39,640
Data processing and communications expenses	29,432	4,741	169	32	320	34,694
Other expenses	80,159	20,713	150	1,469	2,876	105,367
Total noninterest expense	265,334	165,187	1,007	7,452	8,533	447,513
Income before income tax expense	17,150	155,940	15,729	12,966	12,466	214,251
Income tax expense	5,146	32,751	3,317	2,723	2,611	46,548
Net income	$12,004	$123,189	$12,412	$10,243	$9,855	$167,703

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2021 and 2020. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$2,586,564	$2,394	0.12%	$452,503	$1,621	0.48%
Investment securities	872,306	17,188	2.63%	1,361,586	27,287	2.68%
Loans held for sale	1,496,548	33,218	2.97%	1,569,337	38,055	3.24%
Loans	14,563,835	475,446	4.36%	13,772,102	484,605	4.70%
Total interest-earning assets	19,519,253	528,246	3.62%	17,155,528	551,568	4.29%
Noninterest-earning assets	1,943,248			1,889,500
Total assets	$21,462,501			$19,045,028

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,052,996	$8,801	0.13%	$7,345,828	$22,184	0.40%
Time deposits	1,997,248	8,878	0.59%	2,477,483	28,013	1.51%
Federal funds purchased and securities sold under agreements to repurchase	7,085	16	0.30%	12,849	74	0.77%
FHLB advances	48,909	580	1.59%	1,091,885	7,456	0.91%
Other borrowings	376,376	13,961	4.96%	270,407	10,556	5.21%
Subordinated deferrable interest debentures	125,073	4,021	4.30%	124,814	5,140	5.50%
Total interest-bearing liabilities	11,607,687	36,257	0.42%	11,323,266	73,423	0.87%
Demand deposits	6,821,256			4,977,833
Other liabilities	243,579			243,240
Shareholders’ equity	2,789,979			2,500,689
Total liabilities and shareholders’ equity	$21,462,501			$19,045,028
Interest rate spread			3.20%			3.42%
Net interest income		$491,989			$478,145
Net interest margin			3.37%			3.72%

On a tax-equivalent basis, net interest income for the nine months ended September 30, 2021 was $492.0 million, an increase of $13.8 million, or 2.9%, compared with $478.1 million reported in the same period of 2020. The higher net interest income is a result of growth in average earning assets, disciplined deposit pricing and a reduction in borrowing costs, partially offset by a decline in the yield on earning assets. Average interest earning assets increased $2.36 billion, or 13.7%, from $17.16 billion in the first nine months of 2020 to $19.52 billion for the first nine months of 2021. This growth in interest earning assets resulted primarily from organic growth in average loans and excess liquidity from deposit growth. The Company’s net interest margin during the first nine months of 2021 was 3.37%, down 35 basis points from 3.72% reported for the first nine months of 2020. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $19.7 billion during the first nine months of 2021, with weighted average yields of 3.29%, compared with $18.8 billion and 3.44%, respectively, during the first nine months of 2020. Loan production yields in the lines of business were negatively impacted five and 15 basis points during the first nine months of 2021 and 2020, respectively, by originations of PPP loans in our SBA division. Loan production in the banking division amounted to $2.4 billion during the first nine months of 2021 with weighted average yields of 3.69%, compared with $2.3 billion and 4.26%, respectively, during the first nine months of 2020.

Total interest income, on a tax-equivalent basis, decreased to $528.2 million during the nine months ended September 30, 2021, compared with $551.6 million in the same period of 2020. Yields on earning assets decreased to 3.62% during the first nine months of 2021, compared with 4.29% reported in the same period of 2020. During the first nine months of 2021, loans comprised 82.3% of average earning assets, compared with 89.4% in the same period of 2020. Yields on loans decreased to

4.36% during the nine months ended September 30, 2021, compared with 4.70% in the same period of 2020. Accretion income for the first nine months of 2021 was $13.5 million, compared with $22.7 million in the first nine months of 2020.

The yield on total interest-bearing liabilities decreased from 0.87% during the nine months ended September 30, 2020 to 0.42% in the same period of 2021. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.26% in the first nine months of 2021, compared with 0.60% during the same period of 2020. Deposit costs decreased from 0.45% in the first nine months of 2020 to 0.13% in the same period of 2021. Non-deposit funding costs increased from 2.07% in the first nine months of 2020 to 4.46% in the same period of 2021. The increase in non-deposit funding costs was driven primarily by a shift in mix from short-term FHLB advances as excess liquidity reduced outstanding FHLB advances. Average balances of interest bearing deposits and their respective costs for the nine months ended September 30, 2021 and 2020 are shown below:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,315,803	0.10%	$2,483,383	0.29%
MMDA	4,867,509	0.16%	4,167,207	0.52%
Savings	869,684	0.06%	695,238	0.08%
Retail CDs	1,996,413	0.59%	2,455,833	1.51%
Brokered CDs	835	2.88%	21,650	2.03%
Interest-bearing deposits	$11,050,244	0.21%	$9,823,311	0.68%

Provision for Credit Losses

The Company’s provision for credit losses during the nine months ended September 30, 2021 amounted to negative $38.1 million, compared with $146.9 million in the nine months ended September 30, 2020. This decrease was primarily attributable to an improved economic forecast in our CECL model, particularly levels of unemployment, home prices, gross domestic product and rental vacancies. The construction and development segment was the largest contributor to the decrease in provision as a result of both a decline in funded balances and an improvement in qualitative factors compared with December 31, 2020. The improvement in qualitative factors is attributable to uncertainty in the forecast and loss drivers used in the December 31, 2020 provision estimate which Management determined were both properly addressed in the current estimate. The provision for credit losses for the first nine months of 2021 was comprised of negative $21.5 million related to loans, negative $16.1 million related to unfunded commitments and negative $606,000 related to other credit losses compared with $132.2 million related to loans, $13.6 million related to unfunded commitments and $1.1 million related to other credit losses for the same period in 2020. Non-performing assets as a percentage of total assets decreased from 0.48% at December 31, 2020 to 0.32% at September 30, 2021. The decrease in non-performing assets is primarily attributable to a decrease in nonaccruing loans as a result of collection activities and upgrades and continued success with OREO sales. Net charge-offs on loans during the first nine months of 2021 were $6.7 million, or 0.06% of average loans on an annualized basis, compared with approximately $17.1 million, or 0.17%, in the first nine months of 2020. The Company’s total allowance for credit losses on loans at September 30, 2021 was $171.2 million, or 1.15% of total loans, compared with $199.4 million, or 1.38% of total loans, at December 31, 2020. This decrease is primarily attributable to the provision release noted above.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2021 was $283.8 million, a decrease of $50.6 million, or 15.1%, from the $334.4 million reported for the nine months ended September 30, 2020.  Income from mortgage-related activities decreased $53.7 million, or 19.3%, from $278.9 million in the first nine months of 2020 to $225.2 million in the same period of 2021. Total production in the first nine months of 2021 amounted to $7.09 billion, compared with $6.95 billion in the same period of 2020, while spread (gain on sale) decreased to 3.33% during the nine months ended September 30, 2021, compared with 3.57% in the same period of 2020. The retail mortgage open pipeline was $1.93 billion at September 30, 2021, compared with $2.00 billion at December 31, 2020 and $2.71 billion at September 30, 2020. Mortgage-related activities was positively impacted during the first nine months of 2021 by a recovery of previous mortgage servicing right impairment of $9.1 million, compared with an impairment of $30.2 million for the same period in 2020.

Other noninterest income increased $1.7 million, or 8.5%, to $21.5 million for the first nine months of 2021, compared with $19.8 million during the same period of 2020. The increase in other noninterest income was primarily attributable to an increase in BOLI income of $927,000, an increase in merchant fee income of $942,000 and an increase in trust income of $1.3 million, partially offset by a decrease of $1.2 million in gain on sales of SBA loans.

Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2021 decreased $25.8 million, or 5.8%, to $421.8 million, compared with $447.5 million in the same period of 2020. Salaries and employee benefits decreased $6.7 million, or 2.5%, from $267.8 million in the first nine months of 2020 to $261.2 million in the same period of 2021 due primarily to decreases in variable compensation tied to mortgage production and overtime in our mortgage division of $3.9 million and $1.2 million, respectively. Occupancy and equipment expenses decreased $5.1 million, or 12.8%, to $34.6 million for the first nine months of 2021, compared with $39.6 million in the same period of 2020, due primarily to a reduction in leased locations related to previously announced efficiency initiatives. Data processing and communications expenses decreased $252,000, or 0.7%, to $34.4 million in the first nine months of 2021, from $34.7 million reported in the same period of 2020. Credit resolution-related expenses decreased $2.4 million, or 60.9%, from $4.0 million in the first nine months of 2020 to $1.5 million in the same period of 2021. This decrease in credit resolution-related expenses primarily resulted from a reduction in write-downs on OREO properties of $492,000, a $1.1 million decrease in problem loan expenses and an increase in gain on sale of OREO properties of $804,000. Advertising and marketing expense was $6.1 million in the first nine months of 2021, compared with $4.8 million in the first nine months of 2020. Amortization of intangible assets decreased $3.8 million, or 24.9%, from $15.4 million in the first nine months of 2020 to $11.6 million in the first nine months of 2021. Core deposit intangibles are being amortized over an accelerated basis; therefore, the expense recorded will decline over the life of the asset. There were $183,000 in merger and conversion charges in the first nine months of 2021, compared with $1.4 million in the same period in 2020. Other noninterest expenses decreased $7.6 million, or 9.5%, from $79.8 million in the first nine months of 2020 to $72.2 million in the same period of 2021, due primarily to a decrease of $5.1 million in FDIC insurance expense, a decrease of $3.1 million in expenses related to the COVID-19 pandemic and a decrease of $4.5 million in legal and professional fees. These decreases in other noninterest expenses were partially offset by increases in loan servicing expenses of $2.7 million and variable expenses tied to production in our mortgage division.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the nine months ended September 30, 2021, the Company reported income tax expense of $93.7 million, compared with $46.5 million in the same period of 2020. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 24.1% and 21.7%, respectively. The increase in the effective tax rate is primarily a result of increased pre-tax book income and the benefit recorded in the first quarter of 2020 for loss carrybacks allowed as a result of the CARES Act.

Financial Condition as of September 30, 2021

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

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2021, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2021, management determined that none was attributable to credit impairment and established the allowance for credit losses accordingly. The remaining $192,000 in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have zero expected credit losses and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. government sponsored agencies	$12,102	$12,252	$17,161	$17,504
State, county and municipal securities	51,541	54,216	63,286	66,778
Corporate debt securities	33,397	33,998	51,639	51,896
SBA pool securities	46,354	47,917	59,973	62,497
Mortgage-backed securities	513,408	536,121	748,521	784,204
Total debt securities available-for-sale	$656,802	$684,504	$940,580	$982,879

Securities held-to-maturity
State, county and municipal securities	$3,905	$3,784	$—	$—
Mortgage-backed securities	60,546	59,520	—	—
Total debt securities held-to-maturity	$64,451	$63,304	$—	$—

The amounts of securities available-for-sale and held-to-maturity in each category as of September 30, 2021 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$11,147	1.92%	$5,711	3.20%	$499	3.03%
After one year through five years	1,105	2.16	18,814	3.81	500	3.88
After five years through ten years	—	—	19,983	3.85	31,088	5.30
After ten years	—	—	9,708	3.82	1,911	4.24
	$12,252	1.94%	$54,216	3.76%	$33,998	5.19%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$3,373	2.00%
After one year through five years	15,361	2.12	102,059	2.71
After five years through ten years	3,171	3.08	145,684	2.85
After ten years	29,385	2.49	285,005	2.45
	$47,917	2.41%	$536,121	2.60%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	2,261	0.74
After five years through ten years	—	—	16,007	1.62
After ten years	3,905	2.39	42,278	1.68
	$3,905	2.39%	$60,546	1.63%
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

Loans and Allowance for Credit Losses

At September 30, 2021, gross loans outstanding (including loans and loans held for sale) were $16.26 billion, up $611.8 million from $15.65 billion reported at December 31, 2020. Loans held for sale increased from $1.17 billion at December 31, 2020 to $1.44 billion at September 30, 2021 primarily in our mortgage division, partially offset by the sale of a consumer portfolio of $165.9 million. Loans increased $343.6 million, or 2.37%, from $14.48 billion at December 31, 2020 to $14.82 billion at September 30, 2021, driven primarily by organic growth net of PPP loan runoff.

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

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight-line basis over four quarters when the Company can no longer develop reasonable and supportable forecasts.

At the end of the third quarter of 2021, the ACL on loans totaled $171.2 million, or 1.15% of loans, compared with $199.4 million, or 1.38% of loans, at December 31, 2020. Our nonaccrual loans decreased from $76.5 million at December 31, 2020 to $58.9 million at September 30, 2021. The decrease in nonaccrual loans is primarily attributable to collection activities and upgrades. For the first nine months of 2021, our net charge off ratio as a percentage of average loans decreased to 0.06%, compared with 0.17% for the first nine months of 2020. The total provision for credit losses for the first nine months of 2021 was negative $38.1 million, decreasing from $146.9 million recorded for the first nine months of 2020. Our ratio of total nonperforming assets to total assets decreased from 0.48% at December 31, 2020 to 0.32% at September 30, 2021.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Balance of allowance for credit losses on loans at beginning of period	$199,422	$38,189
Adjustment to allowance for adoption of ASC 326	—	78,661
Provision charged to operating expense	(21,462)	132,188
Charge-offs:
Commercial, financial and agricultural	6,757	4,687
Consumer installment	4,764	2,781
Indirect automobile	1,148	2,944
Premium finance	3,142	3,893
Real estate – construction and development	212	83
Real estate – commercial and farmland	1,632	10,220
Real estate – residential	594	762
Total charge-offs	18,249	25,370

Recoveries:
Commercial, financial and agricultural	3,338	1,135
Consumer installment	767	1,273
Indirect automobile	1,350	1,020
Premium finance	4,237	2,584
Real estate – construction and development	296	692
Real estate – commercial and farmland	492	1,010
Real estate – residential	1,022	542
Total recoveries	11,502	8,256
Net charge-offs	6,747	17,114
Balance of allowance for credit losses on loans at end of period	$171,213	$231,924

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020
Allowance for credit losses on loans at end of period	$171,213	$231,924
Net charge-offs for the period	6,747	17,114
Loan balances:
End of period	14,824,539	14,943,593
Average for the period	14,563,835	13,772,102
Net charge-offs as a percentage of average loans (annualized)	0.06%	0.17%
Allowance for credit losses on loans as a percentage of end of period loans	1.15%	1.55%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial, financial and agricultural	$1,217,575	$1,627,477
Consumer installment	207,111	306,995
Indirect automobile	325,057	580,083
Mortgage warehouse	768,577	916,353
Municipal	624,430	659,403
Premium finance	840,737	687,841
Real estate – construction and development	1,454,824	1,606,710
Real estate – commercial and farmland	6,409,704	5,300,006
Real estate – residential	2,976,524	2,796,057
	$14,824,539	$14,480,925

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

Nonaccrual loans totaled $58.9 million at September 30, 2021, a decrease of $17.5 million, or 22.9%, from $76.5 million at December 31, 2020. Accruing loans delinquent 90 days or more totaled $7.5 million at September 30, 2021, a decrease of $854,000, or 10.3%, compared with $8.3 million at December 31, 2020. At September 30, 2021, OREO totaled $4.6 million, a decrease of $7.3 million, or 61.3%, compared with $11.9 million at December 31, 2020. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2021, total non-performing assets as a percent of total assets decreased to 0.32% compared with 0.48% at December 31, 2020.

Non-performing assets at September 30, 2021 and December 31, 2020 were as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans	$58,932	$76,457
Accruing loans delinquent 90 days or more	7,472	8,326
Repossessed assets	152	544
Other real estate owned	4,594	11,880
Total non-performing assets	$71,150	$97,207

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of September 30, 2021 and December 31, 2020, the Company had a balance of $87.4 million and $85.0 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. Further information on these loans is set forth under the heading "COVID-19 Deferrals" below. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at September 30, 2021 and December 31, 2020:

September 30, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	14	$1,683	7	$112
Consumer installment	8	22	19	38
Indirect automobile	282	1,284	52	297
Real estate – construction and development	5	887	3	271
Real estate – commercial and farmland	27	43,895	7	6,715
Real estate – residential	227	29,521	30	2,687
Total	563	$77,292	118	$10,120

December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate – construction and development	4	506	5	707
Real estate – commercial and farmland	28	36,707	7	1,401
Real estate – residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2021 and December 31, 2020:

September 30, 2021	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	18	$1,767	3	$28
Consumer installment	10	21	17	39
Indirect automobile	283	1,316	51	265
Real estate – construction and development	7	1,144	1	14
Real estate – commercial and farmland	32	49,956	2	654
Real estate – residential	224	29,984	33	2,224
Total	574	$84,188	107	$3,224

December 31, 2020	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$532	9	$839
Consumer installment	12	33	18	55
Indirect automobile	411	2,138	77	600
Real estate – construction and development	5	507	4	706
Real estate – commercial and farmland	29	36,512	6	1,595
Real estate – residential	249	35,348	49	6,123
Total	717	$75,070	163	$9,918

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2021 and December 31, 2020:

September 30, 2021	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$289	—	$—
Forbearance of interest	16	1,248	4	911
Forbearance of principal	397	60,163	64	7,975
Rate reduction only	60	7,528	5	238
Rate reduction, maturity extension	—	—	1	2
Rate reduction, forbearance of interest	34	2,447	6	322
Rate reduction, forbearance of principal	18	2,673	30	288
Rate reduction, forgiveness of interest	35	2,944	8	384
Total	563	$77,292	118	$10,120

December 31, 2020	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	1	$73	—	$—
Forbearance of interest	19	2,255	7	1,044
Forbearance of principal	563	58,131	72	3,372
Forbearance of principal, extended amortization	—	—	1	204
Rate reduction only	66	8,893	4	525
Rate reduction, maturity extension	—	—	1	5
Rate reduction, forbearance of interest	41	3,472	9	389
Rate reduction, forbearance of principal	21	2,609	25	193
Rate reduction, forgiveness of interest	41	3,410	8	412
Rate reduction, forgiveness of principal	—	—	1	1
Total	752	$78,843	128	$6,145

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at September 30, 2021 and December 31, 2020:

September 30, 2021	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$63	2	$280
Raw land	6	3,820	4	642
Hotel and motel	7	29,483	1	4,902
Office	5	726	1	502
Retail, including strip centers	9	8,079	1	376
1-4 family residential	230	29,863	31	2,971
Church	2	2,394	—	—
Automobile/equipment/CD	301	2,864	78	447
Total	563	$77,292	118	$10,120

December 31, 2020	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$248	2	$305
Raw land	5	4,611	7	1,135
Hotel and motel	4	22,372	—	—
Office	6	1,281	—	—
Retail, including strip centers	13	8,627	—	—
1-4 family residential	266	38,913	35	3,170
Church	—	—	1	166
Automobile/equipment/CD	454	2,791	82	1,368
Unsecured	—	—	1	1
Total	752	$78,843	128	$6,145

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has begun providing payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of September 30, 2021, $76.5 million in loans remained in payment deferral under the COVID-19 pandemic Disaster Relief Program compared with $332.8 million at December 31, 2020.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(dollars in thousands	COVID-19 Deferrals	Deferrals as a % of total loans	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$755	0.1%	$12,471	0.8%
Consumer installment	—	—%	1,418	0.5%
Indirect automobile	1,302	0.4%	8,936	1.5%
Real estate – construction and development	—	—%	11,049	0.7%
Real estate – commercial and farmland	26,128	0.4%	179,183	3.4%
Real estate – residential	48,340	1.6%	119,722	4.3%
	$76,525	0.5%	$332,779	2.3%

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

As of September 30, 2021, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2021 and December 31, 2020. The loan categories and concentrations below are based on Federal Reserve Call codes:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,454,824	10%	$1,606,710	11%
Multi-family loans	511,431	3%	347,951	2%
Nonfarm non-residential loans (excluding owner-occupied)	4,057,309	27%	3,260,389	23%
Total CRE Loans (excluding owner-occupied)	6,023,564	41%	5,215,050	36%
All other loan types	8,800,975	59%	9,265,875	64%
Total Loans	$14,824,539	100%	$14,480,925	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of September 30, 2021 and December 31, 2020:

	Internal Limit	Actual
		September 30, 2021	December 31, 2020
Construction and development loans	100%	59%	74%
Total CRE loans (excluding owner-occupied)	300%	246%	241%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At September 30, 2021, the Company’s short-term investments were $3.51 billion, compared with $1.91 billion at December 31, 2020. At September 30, 2021, the Company had $20.0 million in federal funds sold and $3.49 billion was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $25.1 million and $51.8 million at September 30, 2021 and December 31, 2020, respectively, and a liability of $0 and $16.4 million at September 30, 2021 and December 31, 2020, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020 and again on October 28, 2021, the Company announced that its Board of Directors had approved the extension of the share repurchase program for an additional year in each instance. As a result, the Company is currently authorized to engage in repurchases through October 31, 2022.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2021, $20.8 million, or 496,034 shares of the Company's common stock, had been repurchased under the program.

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

As of September 30, 2021, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.32%	8.99%
Ameris Bank	10.80%	10.39%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	11.74%	11.14%
Ameris Bank	13.59%	12.87%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.74%	11.14%
Ameris Bank	13.59%	12.87%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	15.31%	15.27%
Ameris Bank	14.60%	14.19%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2021 and December 31, 2020, the net carrying value of the Company’s other borrowings was $425.4 million and $425.2 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Investment securities available-for-sale to total deposits	3.63%	4.26%	4.81%	5.80%	6.96%
Loans (net of unearned income) to total deposits	78.71%	80.96%	81.67%	85.39%	93.03%
Interest-earning assets to total assets	91.20%	90.79%	91.15%	90.88%	90.66%
Interest-bearing deposits to total deposits	59.56%	61.75%	61.93%	63.73%	63.21%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2021 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $25.1 million and $51.8 million at September 30, 2021 and December 31, 2020, respectively, and a liability of $0 and $16.4 million at September 30, 2021 and December 31, 2020, respectively.

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

During the quarter ended September 30, 2021, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2021.

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2021 through July 31, 2021	85,091	$47.20	84,277	$81,747,656
August 1, 2021 through August 31, 2021	53,093	$48.17	53,093	$79,190,199
September 1, 2021 through September 30, 2021	1,645	$47.83	—	$79,190,199
Total	139,829	$47.58	137,370	$79,190,199

(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020.  On October 22, 2020 and again on October 28, 2021, the Company announced that its Board of Directors had approved the extension of the share repurchase program for an additional year in each instance. As a result, the Company is currently authorized to engage in repurchases through October 31, 2022. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2021, $20.8 million, or 496,034 shares of the Company's common stock, had been repurchased under the new program.
(2)The shares purchased from July 1, 2021 through July 31, 2021 and September 1, 2021 through September 30, 2021 include 814 and 1,645 shares of common stock, respectively, surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

Dated: November 8, 2021	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)