Form 10-K
period 2021-12-31
Ameris Bancorp
filed 2022-02-28
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021, or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                         ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $3.34 billion.
As of February 18, 2022, the registrant had outstanding 69,676,890 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

•the transition away from the London Inter-Bank Offered Rate ("LIBOR") toward a new interest rate benchmark;

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

ITEM 1. BUSINESS
OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Company’s executive office is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305, our telephone number is (404) 639-6500 and our internet address is www.amerisbank.com. We operate 165 full-service domestic banking offices. We do not operate in any foreign countries. At December 31, 2021, we had approximately $23.86 billion in total assets, $17.13 billion in total loans, $19.67 billion in total deposits and $2.97 billion of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Ameris Bank

Our principal subsidiary is the Bank, which is headquartered in Atlanta, Georgia and operates branches primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. These branches serve distinct communities in our business areas with autonomy but do so as one bank, leveraging our favorable geographic footprint in an effort to acquire more customers.

Strategy

We seek to increase our presence and grow the “Ameris” brand in the markets that we currently serve in Georgia, Alabama, Florida, North Carolina and South Carolina and in neighboring communities that present attractive opportunities for expansion. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy. Our community banking philosophy emphasizes personalized service and building broad and deep customer relationships, which has provided us with a substantial base of low cost core deposits. Our markets are managed by senior level, experienced decision makers in a decentralized structure that differentiates us from our larger competitors. Management believes that this structure, along with involvement in and knowledge of our local markets, will continue to provide growth and assist in managing risk throughout our Company.

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

In addition, in December 2021, the Bank acquired Balboa Capital Corporation ("Balboa"), a point of sale and direct online provider of lending solutions to small and mid-sized businesses nationwide.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime loans. In addition, the Company does not regularly buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Less than 1% of the Company’s loan portfolio was loan participations purchased at December 31, 2021.

At December 31, 2021, our loan portfolio totaled approximately $17.13 billion, representing approximately 71.8% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

Commercial Real Estate Loans. This portion of our loan portfolio has grown significantly over the past few years and represents the largest segment of our loan portfolio. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. These loans also include extensions for the acquisition, development or construction of commercial properties. The loans are underwritten with an emphasis on the viability of the project, the borrower’s ability to meet certain minimum debt service requirements and an analysis and review of the collateral and guarantors, if any.

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

Commercial and Industrial Loans. Generally, commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies, municipalities and other industries. These loans are made for acquisition, expansion, working capital and equipment financing and may be secured by accounts receivable, inventory, equipment, personal guarantees or other assets. The Company monitors these loans by requesting submission of corporate and personal financial statements and income tax returns. The Company has also generated loans which are guaranteed by the U.S. Small Business Administration (the “SBA”). SBA loans are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. Periodically, a portion of the loans that are secured by the guaranty of the SBA will be sold in the secondary market. Management believes that making such loans helps the local community and also provides Ameris with a source of income and solid future lending relationships as such businesses grow and prosper. During 2021 and 2020, the Company participated in the SBA's Paycheck Protection Program (the "PPP"), a temporary product under the SBA's 7(a) loan program created under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. The Company also originates, administers and services commercial insurance premium finance loans made to borrowers throughout the United States.

Consumer Loans. Our consumer loans include home improvement, home equity, motor vehicle, loans secured by savings accounts and small unsecured personal credit lines. The terms of these loans typically range from 12 to 240 months and vary based upon the nature of collateral and size of the loan. These loans are generally secured by various assets owned by the consumer. In addition, during 2016, the Bank began purchasing consumer installment home improvement loans made to borrowers throughout the United States. The Bank was no longer purchasing those loans in 2021.

Credit Administration

We have sought to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Bank, including low and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our corporate loan policy and financing guide, which are reviewed annually and updated as needed. Our lending policy requires, among other things, an analysis of the borrower's projected cash flow and ability to service the debt. The loan policy provides that lending officers have sole authority to approve loans of various amounts commensurate with their seniority, experience and needs within the market. Our local market presidents have discretion to approve loans in varying principal amounts up to established limits, and our regional credit officers review and approve loans that exceed such limits.

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by one of seven regional credit officers. When the request for approval exceeds the authority level of the regional credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee is required. All new loans or modifications to existing loans in excess of $500,000 are reviewed monthly by the Company’s Credit Administration Department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our ongoing internal loan review process which is independent of the originating loan officer.

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

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $126.3 million as of December 31, 2021. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

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

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in the value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and interest rate lock commitments (“IRLCs”) to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. The fair value of these instruments amounted to an asset of approximately $11.9 million and $51.8 million at December 31, 2021 and 2020, respectively, and a derivative liability of approximately $710,000 and $16.4 million at December 31, 2021 and 2020, respectively.

MARKET AREAS AND COMPETITION

The banking industry in general, and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. While our select market areas in Georgia, Alabama, Florida, North Carolina and South Carolina have experienced strong population growth in recent decades, intense market demands, national and local economic pressures, including a low interest rate environment, and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become much more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. Competition for deposits comes from other commercial banks, thrift institutions, savings banks, internet banks, credit unions, and brokerage and investment banking firms. Interest rates, online banking capabilities, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

Competition for loans comes from other commercial banks, thrift institutions, savings banks, insurance companies, consumer finance companies, credit unions, mortgage companies, leasing companies and other institutional and non-traditional lenders. In order to remain competitive, our Bank has varied interest rates and loan fees to some degree as well as increased the number and complexity of services provided. We have not varied or altered our underwriting standards in any material respect in response to competitor willingness to do so and in some markets have not been able to experience the growth in loans that we would have preferred. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including FinTech firms. While technological innovation has been central to the development of the financial services industry and to our strategy, tech firms increasingly compete directly with banks for a variety of financial product offerings. Management expects that competition will become more intense in the future due to changes in state and federal laws and regulations and the entry of additional bank and nonbank competitors. Further, the industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. See “Supervision and Regulation” under this Item.

HUMAN CAPITAL

At Ameris, we consider our teammates to be our greatest strength. At December 31, 2021, the Company employed 2,865 full-time-equivalent employees, primarily located in our core markets of Georgia, Alabama, Florida, North Carolina and South Carolina.

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

Mentorship at all levels is encouraged throughout our organization, as it supports our culture of learning and commitment to our teammates, new ideas and leadership development. Mentor Ameris is the Bank’s formal mentorship program, whereby annually, high potential colleagues are identified as mentees and paired with a selected mentor at the Bank. A total of 26 mentees were selected to participate in the program in 2021, of which 42% were female and 31% were minorities. The program is a nine-month commitment that is designed to encourage a lifelong mentee-mentor relationship.

Launched at the end of 2020, our Leadership Development Program is a self-paced, three-tiered program available to all employees, with coursework specific to leading self, leading others and leading leaders. We believe that effective and meaningful leadership development will further elevate the Company and support us in continuing to attract and retain top talent. At the end of 2021, we had a total of 185 teammates enrolled in the program, of which 74% were female and 30% were minorities.

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

As part of that commitment, the Bank appointed its first Diversity and Inclusion Officer in 2020 and established a Diversity Task Force comprised of a diverse group of 19 teammates from across the Company. This group is dedicated to cultivating an environment that supports our strategy to engage, recruit, develop, retain and advance a diverse team of talent, inclusively and equitably. Leaders from this group have established employee resource groups which are meant to bring teammates together from across the Company and offer strong networking opportunities and a forum to listen and to discuss and sponsor programs, activities and empowering resources that foster diversity and inclusion education and awareness. Employee resource groups currently include women in banking, LGBTQIA+, veterans, BIPOC (Black, Indigenous and People of Color), multigenerational, caregivers and mindfulness-mental health.

As of December 31, 2021, females represent 66% of the Company’s employee population, and minorities represent 31%. In addition, females represent 43% of the Company’s senior management staff, consisting of Vice Presidents and above, and minorities represent 16%.

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

In addition, the Consumer Financial Protection Bureau (the "CFPB") supervises the Bank with respect to consumer protection laws and regulations.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the bank’s Tier 1 capital (plus allowance for loan losses); (ii) the aggregate amount of dividends declared or anticipated to be declared by the bank in the calendar year exceeds 50% of its net profits for the previous calendar year; or (iii) the ratio of the bank’s Tier 1 capital to adjusted total assets is less than 6%. As of December 31, 2021, there was approximately $202.7 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

At December 31, 2021, the Company exceeded its minimum capital requirements, inclusive of the capital conservation buffer, on a consolidated basis with common equity Tier 1 capital, Tier 1 capital and total capital equal to 10.46%, 10.46% and 13.78% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 8.63%. At December 31, 2021, the Bank exceeded its minimum capital requirements, inclusive of the capital conservation buffer, with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.50%, 11.50% and 12.45% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 9.50%, and was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. On March 27, 2020, the CARES Act was signed into law and includes a provision that permits financial institutions to defer temporarily the use of CECL. In a related action, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020 that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. Ameris and the Bank elected to defer the regulatory capital effects of CECL in accordance with the interim final rule and not to apply the deferral of CECL available under the CARES Act. As a result, the effects of CECL on Ameris’s and the Bank’s regulatory capital were delayed through 2021 and now will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the March 31, 2020 interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of a banking organization’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in its allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

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

Branching

The Bank has branch offices in Alabama, Florida, Georgia, North Carolina and South Carolina. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, so long as the acquirer satisfies certain conditions, including that it is “well capitalized” and “well managed.” Furthermore, a “well capitalized” and “well managed” bank with its main office in one state is generally authorized to merge with a bank with its main office in another state, subject to certain deposit-percentage limitations, aging requirements and other restrictions. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

Consumer Protection Laws

The Bank is subject to a number of federal and state laws designed to protect customers and promote lending to various sectors of the economy and population. These consumer protection laws apply to a broad range of our activities and to various aspects of our business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and the Fair Debt Collection Practices Act, as well as their state law counterparts. At the federal level, most consumer financial protection laws are administered by the CFPB, which supervises the Bank. Among other things, the CFPB has promulgated many mortgage-related rules, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States, and have imposed significant compliance obligations and costs on mortgage lenders, including the Bank.

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

As of December 31, 2021, our C&D concentration as a percentage of capital totaled 64.4% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 283.3%.

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

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms or delays in payment that are insignificant. Throughout 2020 and 2021, we granted loan modifications to our customers in the form of maturity extensions, payment deferrals and forbearance.

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

RISKS RELATED TO OUR COMPANY AND INDUSTRY

The ongoing COVID-19 pandemic and measures intended to prevent the disease's spread have adversely impacted our business, financial condition and results of operations and may continue to do so.

The COVID-19 pandemic has caused significant and unprecedented economic dislocation in the United States. As a result of the pandemic, commercial customers have experienced varying levels of disruptions or restrictions on their business activity, and consumers have experienced interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. In response to the COVID-19 pandemic, the federal banking agencies, among other things, issued guidance encouraging financial institutions to prudently work with affected borrowers and providing relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Pursuant to such guidance and related provisions of the CARES Act, through 2021, we did not treat certain COVID-19 -related loan modifications as TDRs Additional information on COVID-19 Modifications can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies" under the caption, "Guidance on Non-TDR Loan Modifications due to COVID-19," and "Note 4. Loans and Allowance for Credit Losses" under the caption, "COVID-19 Deferrals."

In addition, the spread of the coronavirus caused us to modify our business practices from time to time, including the implementation of temporary branch and office closures. We may take further actions in the future as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Although we have initiated a remote work protocol, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the pandemic, the impact of the pandemic on our business could be exacerbated. Further, increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and our employees may be more susceptible to phishing and social engineering attempts in the remote environment. Our technological resources also may become strained due to the number of remote users.

Given the continuing dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 pandemic and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the potential for a resurgence or additional waves or variants of the coronavirus, actions to contain or treat the virus, including public acceptance of vaccines, and how quickly and to what extent normal economic and operating conditions can resume.

As the result, we could be subject to any of the following risks, among others, any of which have had, or could be expected to have or continue to have, an adverse effect on our business, financial condition and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•loan delinquencies, problem assets and foreclosures may increase, resulting in increased charges and reduced income;
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
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

Although the ultimate impact of these factors over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole, the decline in economic conditions generally and the prolonged negative impact on small to medium-sized businesses, in particular, due to COVID-19 is likely to result in an adverse effect on our business, financial condition and results of operations in future periods and may heighten many of our other known risks described herein.

Our revenues are highly correlated to market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2021, net interest income made up 64.2% of our revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

Loan originations, and potentially loan revenues, could be materially adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. Rising inflation could cause our operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than our revenues.

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

In the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. We also have arrangements in place with other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Additionally, information security may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

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

The majority of our loan portfolio is secured by real estate. Declines in real estate values could cause the revenue stream from those loans to come under stress and require additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate and resolve credit quality issues is dependent upon real estate activity and real estate prices, both of which can become highly unpredictable.

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

Unlike larger organizations that are more geographically diversified, our banking offices are primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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

We sell the majority of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values, among other economic variables, could result in one or more of the following:

•rising interest rates could cause a decline in mortgage originations, which could negative impact our earnings;
•our inability to sell mortgage loans on the secondary market could negatively impact our liquidity position;

•reductions in real estate values could decrease the potential for mortgage originations, which could negatively impact our earnings;
•if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur losses associated with the loans; and
•increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings

As a participating lender in the SBA’s PPP, the Company is subject to added risks, including credit, compliance, fraud and litigation risks.

The Company participated in the PPP as an eligible lender with the benefit of a government guaranty of loans to small business clients.

As a PPP lender, we face increased risks, particularly in terms of credit, fraud and litigation risks. Additionally, despite subsequent rounds of legislation and associated agency guidance, some inconsistencies and ambiguities remain regarding PPP requirements, and the Company is exposed to risks relating to compliance with program requirements, including the risk of becoming the subject of governmental investigations, enforcement actions and private litigation, as well as the risk of any associated negative publicity.

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

Also, PPP loans are fixed, low interest rate loans as to which a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time.

Furthermore, since the launch of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and the Company may be exposed to the risk of litigation, from both customers and non-customers that approached the Company regarding PPP loans, relating to these or other matters. The costs and effects of litigation related to PPP participation could have an adverse effect on our business, financial condition and results of operations.

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

The transition away from the London Inter-Bank Offered Rate (LIBOR) will affect our adjustable rate loan and other agreements and may have a negative impact on our business operations.

The authorized administrator of LIBOR, the ICE Benchmark Administration Limited (“IBA”), on March 5, 2021 published a statement confirming its intention to, among other things, cease the publication of one-week and two-month USD LIBOR after December 31, 2021 and all other USD LIBOR tenors (including overnight, one-month, three-month, six-month and twelve-month) after June 30, 2023. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including Ameris and the Bank. Our commercial and consumer businesses issue, trade, and hold various products that are indexed to LIBOR. As of December 31, 2021, Ameris had approximately $2.06 billion of loans and derivatives with a notional value of $16.8 million indexed to LIBOR. In addition, we had approximately $304.4 million of debt securities outstanding that are indexed to LIBOR (either currently or in the future) as of December 31, 2021. We had $54.3 million of investment securities indexed to LIBOR as of December 31, 2021. Our financial instruments and products that are indexed to LIBOR are significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

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

Natural disasters such as hurricanes, tropical storms, floods, wildfires, extreme weather conditions and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, pandemics and other public health crises, and other catastrophic events could adversely affect our business operations and those of our customers, counterparties and service providers, and cause substantial damage and loss to real and personal property, including damage to or destruction of mortgaged properties or our own banking facilities and offices. Natural disasters, geopolitical events, public health crises and other catastrophic events, or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, including mortgaged properties, result in an increase in the amount of our non-performing loans and a higher level of non-performing assets, including real estate owned, net charge-offs and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as an outbreak of a contagious disease), natural disaster, war, act of terrorism, accident or other reason. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

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

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2021, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $126.3 million and other subordinated notes payable with a carrying value of $427.2 million.

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

Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have consistently paid dividends on our Common Stock in recent years, the payment of dividends could be suspended at any time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305. The Company occupies approximately 19,200 square feet at this location plus an additional 90,800 square feet used for a branch location and support services for banking operations, including credit, marketing and operational support. The Company also leases approximately 38,000 square feet in Jacksonville, Florida used for additional corporate support services. Inclusive of the branch at its headquarters, Ameris operates 165 office or branch locations. Of the 165 branch locations, 136 are owned and 29 are subject to either building or ground leases. Ameris also operates 35 mortgage and loan production offices, all of which are subject to building leases. At December 31, 2021, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank.

ITEM 3. LEGAL PROCEEDINGS

Disclosure concerning legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20. Commitments and Contingent Liabilities" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is listed on Nasdaq under the symbol “ABCB”. As of February 18, 2022, there were approximately 3,636 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

The amount of and nature of any dividends declared on our Common Stock will be determined by our Board of Directors in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Repurchases of Common Stock

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2021 through October 31, 2021	—	$—	—	$79,190,199
November 1, 2021 through November 30, 2021(2)	306	$54.23	—	$79,190,199
December 1, 2021 through December 31, 2021(2)	26,857	$48.49	25,859	$77,936,808
Total	27,163	$48.55	25,859	$77,936,808

(1)     On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020 and again on October 28, 2021, the Company announced that its Board of Directors had approved the extension of the share repurchase program for an additional year in each instance. As a result, the Company is currently authorized to engage in repurchases through October 31, 2022. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of December 31, 2021, $22.1 million, or 521,893 shares of the Company's common stock, had been repurchased under the program.
(2)    The shares purchased from November 1, 2021 through November 30, 2021 and December 1, 2021 through December 31, 2021 include 306 and 998 shares of common stock, respectively, surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of KBW NASDAQ Bank Stocks for the five-year period commencing December 31, 2016 and ending December 31, 2021. This line graph assumes an investment of $100 on December 31, 2016, and reinvestment of dividends and other distributions to shareholders.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Ameris Bancorp
NASDAQ Stock Market (US Companies)
KBW NASDAQ Bank Stocks

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Ameris Bancorp	100.00	111.50	73.93	100.60	92.25	121.79
NASDAQ Stock Market (US Companies)	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Stocks	100.00	118.59	97.58	132.84	119.14	164.80
Source: S&P Global Market Intelligence

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2021, the Company reported net income of $376.9 million, or $5.40 per diluted share, compared with $262.0 million, or $3.77 per diluted share, in 2020. The Company’s net income as a percentage of average assets for 2021 and 2020 was 1.73% and 1.36%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 13.33% and 10.35%, respectively. Reported net income for the year ended December 31, 2020 includes $145.4 million in provision for credit losses, primarily related to economic conditions resulting from the COVID-19 pandemic, compared with a provision release of $35.4 million in 2021.

Highlights of the Company’s performance in 2021 include the following:
•Growth in adjusted net earnings1 of $68.2 million, representing a 22.7% increase over 2020
•Organic growth in loans of $727.5 million, or 5.0% (and $1.43 billion, or 10.5% exclusive of PPP loans)
•Adjusted return on average assets1 of 1.69%, compared with 1.56% in 2020
•Adjusted return on average tangible common equity1 of 20.19%, compared with 19.77% in 2020
•Net interest margin of 3.32% during 2021, down 38 basis points from 2020 amid challenging interest rate environment and excess liquidity from deposit growth during the year
•Growth in tangible book value per share1 of 10.8%, from $23.69 at the end of 2020 to $26.26 at the end of 2021
•Improvement in deposit mix with noninterest bearing deposits representing 39.5% of total deposits at the end of 2021
•Annualized net charge-offs of 0.04% of average total loans, compared with 0.31% in 2020
•Continued management of nonperforming assets, down five basis points to 0.43% of total assets compared with 2020
•Successfully completed the acquisition of Balboa Capital Corporation in December 2021
______________________________________________________________________________________________________
1 A reconciliation of non-GAAP financial measures can be found in the following table.

Adjusted Net Income Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2021	2020
Net income available to common shareholders	$376,913	$261,988

Adjustment items:
Merger and conversion charges	4,206	1,391
Restructuring charge	—	1,513
Servicing right impairment	(14,530)	40,067
Expenses related to SEC and DOJ investigation	—	3,058
Natural disaster and pandemic expenses (Note 1)	—	3,296
Gain on BOLI proceeds	(603)	(948)
Loss on sale of premises	510	624
Tax effect of adjustment items (Note 2)	2,203	(10,488)
After-tax adjustment items	(8,214)	38,513
Adjusted net income	$368,699	$300,501

Average assets	$21,847,731	$19,240,493
Reported return on average assets	1.73%	1.36%
Adjusted return on average assets	1.69%	1.56%

Average common equity	$2,827,669	$2,531,419
Average tangible common equity	$1,826,433	$1,520,303
Reported return on average common equity	13.33%	10.35%
Adjusted return on average tangible common equity	20.19%	19.77%

Total shareholders' equity	$2,966,451	$2,647,088
Less:
Goodwill	1,012,620	928,005
Other intangibles, net	125,938	71,974
Total tangible shareholders' equity	$1,827,893	$1,647,109

Period end number of shares	69,609,228	69,541,481
Book value per share	$42.62	$38.06
Tangible book value per share	$26.26	$23.69

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

Loans which share common risk characteristics are pooled for the purposes of determining the ACL. Management uses the discounted cash flow method or the PD×LGD method, which may be adjusted for qualitative factors, in measuring the ACL for pooled loans. Loans which do not share common risk characteristics are evaluated on an individual basis. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The expected credit losses may also be calculated, in the alternative, as the amount by which the amortized cost basis of the loan exceeds the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell.

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

As discussed in Note 4 to the consolidated financial statements, Management determined the ACL on loans at December 31, 2021 using a weighting of five Moody's economic scenarios. If Management utilized the downside 96th percentile S-4 scenario from Moody's, the quantitative portion of the ACL on loans would have increased approximately $29.4 million.

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

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for credit losses and gains on FDIC-

assisted transactions, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

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

Intangible assets include core deposit premiums from various past bank acquisitions as well as intangible assets recorded in connection with the certain non-bank acquisitions for referral relationships, trade names, non-compete agreements and patent assets. Intangible assets are initially recognized based on a valuation performed as of the acquisition date.

Core deposit premiums acquired in various past bank acquisitions are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the acquisition date and is amortized over an estimated useful life of seven to ten years.

The referral relationships intangible is amortized over an estimated useful life of eight to ten years. Trade name intangible assets are being amortized over an estimated useful life of five to seven years. Non-compete agreement and patent intangible assets are being amortized over estimated useful lives of three years and ten years, respectively.

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

NET INCOME AND EARNINGS PER SHARE

The Company’s net income during 2021 was $376.9 million, or $5.40 per diluted share, compared with $262.0 million, or $3.77 per diluted share, in 2020, and $161.4 million, or $2.75 per diluted share, in 2019.

For the fourth quarter of 2021, the Company recorded net income of $81.9 million, or $1.18 per diluted share, compared with $94.3 million, or $1.36 per diluted share, for the quarter ended December 31, 2020, and $61.2 million, or $0.88 per diluted share, for the quarter ended December 31, 2019.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $19.89 billion in 2021, compared with approximately $17.37 billion in 2020. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2021			2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks and time deposits in other banks	$2,877,263	$3,924	0.14%	$564,921	$1,886	0.33%	$393,733	$8,815	2.24%
Investment securities	842,201	23,252	2.76	1,289,800	33,875	2.63	1,400,440	40,889	2.92
Loans held for sale	1,463,614	42,651	2.91	1,497,051	47,760	3.19	667,078	25,003	3.75
Loans	14,703,956	637,861	4.34	14,018,582	648,137	4.62	10,666,978	566,037	5.31
Total interest-earning assets	19,887,034	707,688	3.56	17,370,354	731,658	4.21	13,128,229	640,744	4.88
Noninterest-earning assets	1,960,697			1,870,139			1,492,956
Total assets	$21,847,731			$19,240,493			$14,621,185

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,238,812	$11,764	0.13%	$7,584,732	$25,744	0.34%	$5,641,123	$53,048	0.94%
Time deposits	1,954,552	10,593	0.54	2,385,296	33,323	1.40	2,696,533	49,485	1.84
Federal funds purchased and securities sold under agreements to repurchase	6,700	20	0.30	12,115	82	0.68	14,043	86	0.61
FHLB advances	48,888	775	1.59	849,546	7,701	0.91	483,735	10,044	2.08
Other borrowings	399,485	19,278	4.83	297,023	15,191	5.11	186,798	11,127	5.96
Subordinated deferrable interest debentures	125,324	5,355	4.27	124,632	6,709	5.38	110,129	7,438	6.75
Total interest-bearing liabilities	11,773,761	47,785	0.41	11,253,344	88,750	0.79	9,132,361	131,228	1.44
Noninterest-bearing demand deposits	7,017,614			5,227,399			3,364,785
Other liabilities	228,687			228,331			153,259
Shareholders' equity	2,827,669			2,531,419			1,970,780
Total liabilities and shareholders’ equity	$21,847,731			$19,240,493			$14,621,185
Interest rate spread			3.15%			3.42%			3.44%
Net interest income		$659,903			$642,908			$509,516
Net interest margin			3.32%			3.70%			3.88%

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

2021 compared with 2020. For the year ended December 31, 2021, interest income was $703.1 million, a decrease of $23.4 million, or 3.2%, compared with the same period in 2020. Average earning assets increased $2.52 billion, or 14.5%, to $19.89 billion for the year ended December 31, 2021, compared with $17.37 billion for 2020. Yield on average earning assets on a taxable equivalent basis decreased during 2021 to 3.56%, compared with 4.21% for the year ended December 31, 2020. Average yields on all interest-earning asset categories except investment securities decreased from 2020 to 2021 as market interest rates declined.

Interest expense on deposits and other borrowings for the year ended December 31, 2021 was $47.8 million, a decrease of $41.0 million, or 46.2%, compared with $88.8 million for the year ended December 31, 2020. During 2021 average interest-bearing liabilities were $11.77 billion as compared with $11.25 billion for 2020, an increase of $520.4 million, or 4.6%. During 2021, average noninterest-bearing deposit accounts were $7.02 billion and comprised 38.5% of average total deposits, compared with $5.23 billion, or 34.4% of average total deposits, during 2020. Average balances of time deposits amounted to $1.95 billion and comprised 10.7% of average total deposits during 2021, compared with $2.39 billion, or 15.7% of average total deposits, during 2020.

On a taxable-equivalent basis, net interest income for 2021 was $659.9 million, compared with $642.9 million in 2020, an increase of $17.0 million, or 2.6%. The Company’s net interest margin, on a tax equivalent basis, decreased 38 basis points to 3.32% for the year ended December 31, 2021, compared with 3.70% for the year ended December 31, 2020. Accretion income for 2021 decreased to $16.3 million, compared with $27.4 million for 2020.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2021 and 2020 are shown in the following table:

	2021 vs. 2020			2020 vs. 2019
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on federal funds sold, interest-bearing deposits in banks and time deposits in other banks	$2,038	$(5,682)	$7,720	$(6,929)	$(10,762)	$3,833
Interest on investment securities	(10,623)	1,133	(11,756)	(7,014)	(3,784)	(3,230)
Interest on loans held for sale	(5,109)	(4,042)	(1,067)	22,757	(8,352)	31,109
Interest and fees on loans	(10,276)	(41,964)	31,688	82,100	(95,751)	177,851
Total interest income	(23,970)	(50,555)	26,585	90,914	(118,649)	209,563
Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	(13,980)	(19,594)	5,614	(27,304)	(45,581)	18,277
Interest on time deposits	(22,730)	(16,712)	(6,018)	(16,162)	(10,450)	(5,712)
Interest on federal funds purchased and securities sold under agreements to repurchase	(62)	(25)	(37)	(4)	8	(12)
Interest on FHLB advances	(6,926)	332	(7,258)	(2,343)	(9,938)	7,595
Interest on other borrowings	4,087	(1,153)	5,240	4,064	(2,502)	6,566
Interest on trust preferred securities	(1,354)	(1,391)	37	(729)	(1,709)	980
Total interest expense	(40,965)	(38,543)	(2,422)	(42,478)	(70,172)	27,694
Net interest income	$16,995	$(12,012)	$29,007	$133,392	$(48,477)	$181,869

Provision for Credit Losses

The Company's provision for credit losses on loans during 2021 amounted to a release of $35.1 million, compared with provisions of $125.5 million for 2020 and $19.8 million for 2019. On January 1, 2020, the Company adopted CECL and measured its allowance for credit losses on loans in 2021 and 2020 using an expected loss model while 2019 was measured under the incurred loss method. The decreased provision for 2021 was primarily attributable to improvements in forecast economic conditions, partially offset by organic loan growth and the addition of Balboa's portfolio. Net charge-offs in 2021 were 0.04% of average loans, compared with 0.31% in 2020 and 0.10% in 2019. The Company sold selected hotel loans during the fourth quarter of 2020 totaling $87.5 million which resulted in charge-offs of $17.2 million. Excluding the impact of the hotel sale, net charge-offs for 2020 would have been 0.18% of average loans.

At December 31, 2021, non-performing assets amounted to $101.9 million, or 0.43% of total assets, compared with $97.2 million, or 0.48% of total assets, at December 31, 2020. Other real estate was approximately $3.8 million as of December 31, 2021, reflecting a 67.9% decrease from the $11.9 million reported at December 31, 2020.

The Company’s allowance for credit losses on loans at December 31, 2021 was $167.6 million, or 1.06% of loans compared with $199.4 million, or 1.38%, and $38.2 million, or 0.30%, at December 31, 2020 and 2019, respectively. The decrease in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2020 was primarily attributable to improvements in forecast economic conditions in the Company's CECL model and the provision release recorded during 2021.

The Company's provision for unfunded commitments during 2021 amounted to $332,000, compared with $19.1 million for 2020 and no such provision for 2019. Subsequent to the adoption of CECL, the allowance for unfunded commitments on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The Company recorded a release of provision for other credit losses during 2021 totaling $616,000, compared with a provision of $830,000 for 2020 and no such provision for 2019.

Noninterest Income

Following is a comparison of noninterest income for 2021, 2020 and 2019.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Service charges on deposit accounts	$45,106	$44,145	$50,792
Mortgage banking activity	285,900	374,077	119,409
Other service charges, commissions and fees	4,188	3,914	3,566
Net gain (loss) on securities	515	5	138
Gain on sale of SBA loans	6,623	7,226	6,058
Other noninterest income	23,212	17,133	18,150
	$365,544	$446,500	$198,113

2021 compared with 2020. Total noninterest income in 2021 was $365.5 million, compared with $446.5 million in 2020, reflecting a decrease of 18.1%, or $81.0 million.

Service charges on deposit accounts increased $961,000, or 2.2%, to $45.1 million during 2021 compared with 2020. This increase was primarily attributable to increases in debit card interchange income and corporate services charges, partially offset by a decline in volume of NSF income which declined $1.8 million compared with 2020.

Other service charges, commission and fees increased by $274,000 to $4.2 million during 2021, an increase of 7.0% compared with 2020 due primarily to an increase in ATM fees.

Income from mortgage banking activities decreased $88.2 million, or 23.6%, to $285.9 million during 2021 compared with 2020. This decrease was a result of a decline in production and tightening of gain on sale spreads compared with 2020. Total production in the retail mortgage division decreased to $8.9 billion for 2021, compared with $9.8 billion for 2020, while gain on sale spreads decreased in 2021 to 3.31% from 3.79% in 2020. The decrease in gain on sale spread is primarily related to normalization of pricing in the industry after experiencing record production levels in 2020. Noninterest income from the Company's warehouse lending division increased $739,000 to $4.6 million for 2021 compared with $3.9 million for 2020.

Gain on sale of SBA loans decreased by $603,000, or 8.3%, to $6.6 million during 2021 compared with 2020, while loans sold decreased $12.5 million, or 14.0%, to $76.6 million during 2021 compared with 2020.

Other noninterest income increased by $6.1 million, or 35.5%, to $23.2 million during 2021 compared with 2020. This increase was primarily due to increases in BOLI income, trust services income and merchant fee income of $1.8 million, $1.8 million and $1.3 million, respectively. Non-mortgage loan servicing income decreased $249,000 in 2021 primarily due to increased amortization related to declines in serviced portfolio balances, partially offset by a $906,000 recovery of prior SBA servicing right impairment.

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

Noninterest Expense

Following is a comparison of noninterest expense for 2021, 2020 and 2019.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Salaries and employee benefits	$337,776	$360,278	$223,938
Occupancy and equipment	48,066	52,349	40,596
Advertising and marketing	8,434	8,046	7,927
Amortization of intangible assets	14,965	19,612	17,713
Data processing and communications expenses	45,976	46,017	38,513
Legal and other professional fees	11,920	15,972	10,634
Credit resolution-related expenses	3,538	5,106	4,082
Merger and conversion charges	4,206	1,391	73,105
FDIC insurance	5,614	14,078	1,945
Loan servicing expenses	26,481	20,910	10,817
Other noninterest expenses	53,148	54,870	42,667
	$560,124	$598,629	$471,937

2021 compared with 2020. Total noninterest expense decreased $38.5 million, or 6.4%, in 2021 to $560.1 million from $598.6 million in 2020. Total noninterest expense for 2021 include approximately $4.2 million in merger-related charges and $510,000 in losses on sale of bank premises. Total noninterest expense for 2020 include approximately $1.4 million in merger-related charges, $624,000 in losses on sale of bank premises, $1.5 million in restructuring charges, $3.3 million in natural disaster and pandemic expenses charges, and $3.1 million in expenses related to the previously announced SEC and DOJ investigation. Excluding these amounts, expenses in 2021 decreased by $33.3 million, or 5.7%, compared with 2020 levels.

Salaries and benefits decreased $22.5 million, or 6.2%, from $360.3 million in 2020 to $337.8 million in 2021. This decrease was primarily attributable to a decrease in variable pay resulting from decreased production levels in our retail mortgage division. Salaries and benefits in our mortgage division decreased $17.0 million, or 9.2%, to $167.8 million in 2021. Also contributing to the decrease in salaries and benefits expense was a reduction in incentives tied to PPP loan production. Full time equivalent employees increased from 2,671 at December 31, 2020 to 2,865 at December 31, 2021, primarily as a result of the Balboa acquisition in December 2021.

Occupancy costs decreased $4.3 million, or 8.2%, from $52.3 million in 2020 to $48.1 million in 2021 due primarily to a reduction in leased locations related to previously announced branch consolidations and efficiency initiatives.

Amortization of intangible assets decreased $4.6 million, or 23.7%, to $15.0 million for 2021 compared with $19.6 million for 2020. Core deposit intangibles are being amortized over an accelerated basis; therefore, the expense recorded will decline over the life of the asset.

Legal and other professional fees decreased $4.1 million, or 25.4%, from $16.0 million in 2020 to $11.9 million in 2021, primarily due to a decrease of $3.1 million related to the previously announced SEC and DOJ investigation.

Merger and conversion charges were $4.2 million in 2021, an increase of $2.8 million, or 202.4%, compared with $1.4 million recorded for 2020. Merger and conversion charges for 2021 were primarily related to the acquisition of Balboa while expenses for 2020 were primarily related to the acquisition of Fidelity.

Other noninterest expense decreased $1.7 million, or 3.1%, to $53.1 million in 2021 from $54.9 million in 2020, resulting primarily from decreases in natural disaster and pandemic charges, credit investigations and loan related expenses for loans previously covered under loss-sharing agreements with the FDIC, partially offset by increases in other losses and tax and license expense. Also contributing to the decrease was a decrease in variable expenses related to our elevated mortgage production.

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

Loan servicing expenses were $20.9 million in 2020, an increase of $10.1 million, or 93.3%, compared with $10.8 million recorded for 2019, primarily due to an increase in serviced loans related to elevated mortgage production.

Other noninterest expense increased $12.2 million, or 28.6%, to $54.9 million in 2020 from $42.7 million in 2019, resulting primarily from increases in natural disaster and pandemic charges, insurance expense, and tax and license expenses, partially offset by decreases in loss on fixed assets, deposit charge-offs and travel related expenses. Also contributing to the increase was an increase in variable expenses related to our elevated mortgage production.

Income Taxes

Income tax expense is influenced by statutory federal and state tax rates, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2021, the Company recorded income tax expense of approximately $119.2 million, compared with $78.3 million recorded in 2020 and $50.1 million recorded in 2019. The Company’s effective tax rate was 24.0%, 23.0% and 23.7% for the years ended December 31, 2021, 2020 and 2019, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2021, approximately 71.7% of our loan portfolio was secured by real estate, compared with 67.0% at December 31, 2020.

The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2021	2020
Commercial, financial and agricultural	$1,875,993	$1,627,477
Consumer installment	191,298	306,995
Indirect automobile	265,779	580,083
Mortgage warehouse	787,837	916,353
Municipal	572,701	659,403
Premium finance	798,409	687,841
Real estate - construction and development	1,452,339	1,606,710
Real estate - commercial and farmland	6,834,917	5,300,006
Real estate - residential	3,094,985	2,796,057
Loans, net of unearned income	$15,874,258	$14,480,925

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $40.0 million for construction loans and $50.0 million for term loans with stabilized cash flows, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2021 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial, financial and agricultural	$188,250	3.60%	8	48.78%	—%
Mortgage warehouse	555,000	2.85%	3	—	—%
Real estate - construction and development	548,848	3.37%	46	—	—%
Real estate - commercial and farmland	733,030	3.14%	36	—	—%
Total	$2,025,128	3.12%	25	4.53%	—%

Total loans as of December 31, 2021, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years through Fifteen Years	Over Fifteen Years	Total
Commercial, financial and agricultural	$287,750	$1,275,717	$303,960	$8,566	$1,875,993
Consumer installment	15,880	76,491	98,165	762	191,298
Indirect automobile	17,765	248,009	5	—	265,779
Mortgage warehouse	787,837	—	—	—	787,837
Municipal	10,610	65,152	443,070	53,869	572,701
Premium finance	782,723	15,686	—	—	798,409
Real estate - construction and development	747,833	530,652	140,505	33,349	1,452,339
Real estate - commercial and farmland	665,979	3,238,946	2,666,848	263,144	6,834,917
Real estate - residential	46,249	177,571	407,820	2,463,345	3,094,985
	$3,362,626	$5,628,224	$4,060,373	$2,823,035	$15,874,258

Total loans which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2021
Predetermined interest rates	$9,541,101
Commercial, financial and agricultural	1,324,006
Consumer installment	169,783
Indirect automobile	248,014
Municipal	561,682
Premium finance	15,686
Real estate - construction and development	351,583
Real estate - commercial and farmland	4,798,409
Real estate - residential	2,071,941
$9,541,104
Floating or adjustable interest rates
Commercial, financial and agricultural	$264,237
Consumer installment	5,635
Municipal	409
Real estate - construction and development	352,923
Real estate - commercial and farmland	1,370,529
Real estate - residential	976,795
$2,970,528

ALLOWANCE AND PROVISION FOR CREDIT LOSSES

The allowance for credit losses ("ACL") represents an allowance for expected losses over the remaining contractual life of the assets adjusted for prepayments. The contractual term does not consider extensions, renewals or modifications unless the Company reasonably expects to execute a troubled debt restructuring with a borrower. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

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

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses the DCF method or the PD×LGD method which may be adjusted for qualitative factors.

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

	December 31,
	2021		2020		2019
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$26,829	12%	$7,359	11%	$4,567	6%
Consumer installment	6,097	1	4,076	2	3,784	4
Indirect automobile	476	2	1,929	4	—	8
Mortgage warehouse	3,231	5	3,666	6	640	4
Municipal	401	4	791	5	484	4
Premium finance	2,729	5	3,879	5	2,550	5
Real estate – construction and development	22,045	9	45,304	11	5,995	12
Real estate – commercial and farmland	77,831	43	88,894	37	9,666	35
Real estate - residential	27,943	19	43,524	19	10,503	22
Total	$167,582	100%	$199,422	100%	$38,189	100%

The following table provides an analysis of the net charge-offs (recoveries) by loan category for the years ended December 31, 2021, 2020 and 2019.

	2021			2020			2019
	Net charge-offs (recoveries)	Average Balance	Rate	Net charge-offs (recoveries)	Average balance	Rate	Net charge-offs (recoveries)	Average balance	Rate
Commercial, financial and agricultural	$2,033	$1,526,100	0.13%	$8,758	$1,400,398	0.63%	$1,622	$758,158	0.21%
Consumer installment	5,309	235,056	2.26	3,889	472,253	0.82	4,279	478,280	0.89
Indirect automobile	(491)	404,461	(0.12)	1,945	803,212	0.24	1,459	537,003	0.27
Mortgage warehouse	—	827,159	—	—	749,671	—	—	456,509	—
Municipal	—	623,839	—	—	688,585	—	—	572,527	—
Premium finance	(1,202)	752,094	(0.16)	2,944	683,630	0.43	1,597	596,183	0.27
Real estate - construction and development	(273)	1,493,855	(0.02)	(734)	1,616,655	(0.05)	(1,331)	1,244,474	(0.11)
Real estate - commercial and farmland	1,279	5,958,257	0.02	26,055	4,835,463	0.54	3,010	3,683,419	0.08
Real estate - residential	(464)	2,883,135	(0.02)	59	2,768,715	—	(248)	2,340,425	(0.01)
	$6,191	$14,703,956	0.04%	$42,916	$14,018,582	0.31%	$10,388	$10,666,978	0.10%

The following table provides an analysis of the allowance for credit losses on loans held for investment.

	December 31,
(dollars in thousands)	2021	2020	2019
Allowance for credit losses on loans at end of period	$167,582	$199,422	$38,189
Loan balances:
End of period	15,874,258	14,480,925	12,818,476
Allowance for credit losses on loans as a percentage of end of period loans	1.06%	1.38%	0.30%
Nonaccrual loans as a percentage of end of period loans	0.54%	0.53%	0.59%
Allowance for credit losses to nonaccrual loans at end of period	196.54%	260.83%	50.83%

At December 31, 2021, the allowance for credit losses on loans totaled $167.6 million, or 1.06% of loans, compared with $199.4 million, or 1.38% of loans, at December 31, 2020. The decrease in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2020 was primarily attributable to improvements in forecast economic conditions and the related provision release recorded during 2021. For the year ended December 31, 2021, our net charge off ratio as a percentage of average loans decreased to 0.04%, compared with 0.31% for the year ended December 31, 2020. This decrease was primarily a result of the sale of certain hotel loans totaling $87.5 million during the fourth quarter of 2020 which resulted in charge offs of $17.2 million. The hotel loans sold were selected based on a number of factors, including the level of relationship with the borrower, tier of hotel brand underlying the property and market conditions in the area.

The provision for credit losses on loans for the year ended December 31, 2021 was a release of $35.1 million, compared with a provision of $125.5 million for the year ended December 31, 2020. This decrease primarily resulted from improvement in forecast economic conditions compared with the forecast at the December 31, 2020, partially offset by organic loan growth during 2021 and the addition of Balboa's portfolio in December 2021. As of December 31, 2021 our ratio of nonperforming assets to total assets had decreased slightly to 0.43% from 0.48% at December 31, 2020.
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

	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans
Commercial, financial and agricultural	$14,214	$9,836
Consumer installment	476	709
Indirect automobile	947	2,831
Premium finance	—	—
Real estate - construction and development	492	5,407
Real estate - commercial and farmland	15,365	18,517
Real estate - residential	53,772	39,157
Total	$85,266	$76,457
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	$12,648	$8,326

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2021 and 2020, the Company had a balance of $76.6 million and $85.0 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. Further information on these loans is set forth under the heading "COVID-19 Deferrals" below. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and non-accrual at December 31, 2021 and 2020.

As of December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer installment	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate - construction and development	4	789	1	13
Real estate - commercial and farmland	25	35,575	5	5,924
Real estate - residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

As of December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate - construction and development	4	506	5	707
Real estate - commercial and farmland	28	36,707	7	1,401
Real estate - residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2021 and 2020.

As of December 31, 2021	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$1,269	7	$100
Consumer installment	10	17	14	34
Indirect automobile	233	1,052	52	258
Real estate - construction and development	4	789	1	13
Real estate - commercial and farmland	29	41,452	1	47
Real estate - residential	215	26,956	37	4,601
Total	502	$71,535	112	$5,053

As of December 31, 2020	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$532	9	$839
Consumer installment	12	33	18	55
Indirect automobile	411	2,138	77	600
Real estate - construction and development	5	507	4	706
Real estate - commercial and farmland	29	36,512	6	1,595
Real estate - residential	249	35,348	49	6,123
Total	717	$75,070	163	$9,918

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at December 31, 2021 and 2020.

As of December 31, 2021	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$287	—	$—
Forbearance of interest	16	1,218	1	15
Forbearance of principal	332	49,778	73	9,783
Rate reduction only	55	6,321	4	200
Rate reduction, maturity extension	—	—	1	1
Rate reduction, forbearance of interest	33	2,296	6	319
Rate reduction, forbearance of principal	18	2,694	29	363
Rate reduction, forgiveness of interest	37	2,988	6	325
Total	494	$65,582	120	$11,006

As of December 31, 2020	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	1	$73	—	$—
Forbearance of interest	19	2,255	7	1,044
Forbearance of principal	563	58,131	72	3,372
Forbearance of principal, extended amortization	—	—	1	204
Rate reduction only	66	8,893	4	525
Rate reduction, maturity extension	—	—	1	5
Rate reduction, forbearance of interest	41	3,472	9	389
Rate reduction, forbearance of principal	21	2,609	25	193
Rate reduction, forgiveness of interest	41	3,410	8	412
Rate reduction, forgiveness of principal	—	—	1	1
Total	752	$78,843	128	$6,145

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at December 31, 2021 and 2020.

As of December 31, 2021	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$61	2	$272
Raw land	6	3,776	1	13
Hotel and motel	4	22,069	1	4,798
Office	5	710	1	485
Retail, including strip centers	8	7,118	1	370
1-4 family residential	215	27,129	39	4,678
Church	2	2,393	—	—
Automobile/equipment/CD	251	2,326	75	390
Total	494	$65,582	120	$11,006

As of December 31, 2020	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	4	$248	2	$305
Raw land	5	4,611	7	1,135
Hotel and motel	4	22,372	—	—
Office	6	1,281	—	—
Retail, including strip centers	13	8,627	—	—
1-4 family residential	266	38,913	35	3,170
Church	—	—	1	166
Automobile/equipment/CD	454	2,791	82	1,368
Unsecured	—	—	1	1
Total	752	$78,843	128	$6,145

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has begun providing payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of December 31, 2021, $41.7 million in loans remained in payment deferral under the COVID-19 pandemic Disaster Relief Program.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$1,430	0.1%
Real estate – commercial and farmland	1,899	—%
Real estate – residential	38,396	1.2%
	$41,725	0.3%

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 61.4% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan category with the longest maturity, are usually made with fifteen to thirty year maturities, but a portion is at a variable interest rate with an adjustment between origination date and maturity date.

The Alternative Reference Rates Committee (the “ARRC”), which was convened by the Federal Reserve and the Federal Reserve Bank of New York, has recommended a paced market transition to the Secured Overnight Financing Rate (“SOFR”) from LIBOR. On July 29, 2021, the ARRC formally recommended the forward-looking term rates based on SOFR published by CME Group. The federal banking agencies issued a statement in November 2020 reiterating that the use of SOFR is voluntary and they are not endorsing a specific replacement rate. The Company has material contracts that are indexed to LIBOR, which include certain financial instruments within investment securities, loans, other borrowings, subordinated deferrable interest debentures and derivative financial instruments. Organizations are currently working on industrywide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. Company management is monitoring developments in the financial markets and is evaluating the related risks. The Company has established a working committee with representatives from relevant functional areas to inventory the contracts and accounts that are tied to LIBOR and implement a transition plan for the affected items.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2021, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2021
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$3,756,844	$—	$—	$—	$3,756,844
Investment securities	11,172	48,164	239,332	373,803	672,471
Loans held for sale	1,254,632	—	—	—	1,254,632
Loans	4,083,010	4,073,596	6,170,927	1,546,725	15,874,258
	9,105,658	4,121,760	6,410,259	1,920,528	21,558,205

Interest-bearing liabilities:
Interest-bearing demand deposits	3,784,925	—	—	—	3,784,925
Money market deposit accounts	5,345,726	—	—	—	5,345,726
Savings	957,012	—	—	—	957,012
Time deposits	464,355	1,002,375	335,520	817	1,803,067
Federal funds purchased and securities sold under agreements to repurchase	5,845	—	—	—	5,845
FHLB advances	—	—	15,000	33,790	48,790
Other borrowings	74,319	—	585,635	31,135	691,089
Trust preferred securities	126,328	—	—	—	126,328
	10,758,510	1,002,375	936,155	65,742	12,762,782

Interest rate sensitivity gap	$(1,652,852)	$3,119,385	$5,474,104	$1,854,786	$8,795,423

Cumulative interest rate sensitivity gap	$(1,652,852)	$1,466,533	$6,940,637	$8,795,423

Interest rate sensitivity gap ratio	0.85	4.11	6.85	29.21

Cumulative interest rate sensitivity gap ratio	0.85	1.12	1.55	1.69

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of debt securities available-for-sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2021	2020
U.S. government sponsored agencies	$7,172	$17,504
State, county and municipal securities	47,812	66,778
Corporate debt securities	28,496	51,896
SBA pool securities	45,201	62,497
Mortgage-backed securities	463,940	784,204
Total debt securities available-for-sale	$592,621	$982,879

Following is a summary of the carrying value of debt securities held-to-maturity as of the end of each reported period:

	December 31,
(dollars in thousands)	2021	2020
State, county and municipal securities	$8,905	$—
Mortgage-backed securities	70,945	—
Total debt securities held-to-maturity	$79,850	$—

The amounts of securities available-for-sale and held-to in each category as of December 31, 2021 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

Securities available-for-sale (1)	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$6,086	1.89%	$5,093	2.94%	$500	3.03%
After one year through five years	1,086	2.16%	16,476	3.84%	500	3.88%
After five years through ten years	—	—%	16,535	3.73%	25,595	5.25%
After ten years	—	—%	9,708	3.02%	1,901	4.24%
	$7,172	1.93%	$47,812	3.53%	$28,496	5.12%

Securities available-for-sale (1)	SBA Pool Securities		Mortgage-backed Securities
	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$3,113	1.80%
After one year through five years	15,123	2.65%	83,069	2.70%
After five years through ten years	2,996	3.86%	126,924	2.89%
After ten years	27,082	2.48%	250,834	2.55%
	$45,201	2.63%	$463,940	2.66%

Securities held-to-maturity (1)	State, County and Municipal Securities		Mortgage-backed Securities
	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—%	11,792	1.01%
After five years through ten years	—	—%	15,997	1.62%
After ten years	8,905	2.02%	43,156	1.63%
	$8,905	2.02%	$70,945	1.53%

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

The investment portfolio includes securities which are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Securities classified as held-to-maturity are recorded at amortized cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.

Management and the ALCO Committee evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2021, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2021, management determined none was attributable to credit impairment and increased the allowance for credit losses accordingly. The remaining $195,000 in unrealized loss was determined to be from factors other than credit. The Company's held-to-maturity securities have zero expected credit losses and no related allowance for credit losses has been established.

The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company conducts regular analysis through review of financial information or credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not hold any investments in “pooled” trust preferred securities at December 31, 2021.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$7,017,614	—%	$5,227,399	—%
NOW	3,400,441	0.10	2,605,349	0.25
Money market	4,953,748	0.16	4,259,467	0.44
Savings	884,623	0.06	719,916	0.08
Time	1,954,552	0.54	2,385,296	1.40
Total deposits	$18,210,978	0.12%	$15,197,427	0.39%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $250,000.

At December 31, 2021, the Company had brokered deposits of $326.0 million. The amounts of time certificates of deposit issued in amounts of $250,000 or more as of December 31, 2021, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(dollars in thousands)	December 31, 2021
Three months or less	$132,817
Over three months through six months	108,953
Over six months through one year	126,007
Over one year	144,371
Total	$512,148

As of December 31, 2021 and 2020, the Company had estimated uninsured deposits of $9.11 billion and $5.14 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

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

The following table summarizes commitments outstanding at December 31, 2021 and 2020.

	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$4,328,749	$2,826,719
Unused lines of credit	272,029	259,015
Financial standby letters of credit	36,184	33,613
Mortgage interest rate lock commitments	417,126	1,199,939
Mortgage forward contracts with positive fair value	—	—
Mortgage forward contracts with negative fair value	1,935,237	2,128,000
	$6,989,325	$6,447,286

The following table summarizes short-term borrowings for the periods indicated.

	Year Ended December 31,
	2021		2020		2019
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$6,700	0.30%	$12,115	0.68%	$14,043	0.61%

	Year Ended December 31,
	2021	2020	2019
(dollars in thousands)	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$9,320	$15,998	$23,626

As of December 31, 2021, letters of credit issued by the Federal Home Loan Bank totaling $420.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

The following table sets forth certain information about contractual cash obligations as of December 31, 2021.

	Payments Due After December 31, 2021
(dollars in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	>5 Years
Deposits without a stated maturity	$17,862,486	$17,862,486	$—	$—	$—
Time certificates of deposit	1,803,067	1,466,730	295,552	39,968	817
Repurchase agreements with customers	5,845	5,845	—	—	—
Other borrowings	742,567	—	125,506	177,347	439,714
Subordinated deferrable interest debentures	154,390	—	—	—	154,390
Operating lease obligations	68,128	12,048	17,751	12,097	26,232
Strategic marketing and promotional arrangements	2,700	900	1,800	—	—
Total contractual cash obligations	$20,639,183	$19,348,009	$440,609	$229,412	$621,153

At December 31, 2021, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2021, the Company’s capital increased $319.4 million, primarily due to net income of $376.9 million, which was partially offset by the cash dividends declared on common shares of $42.0 million. During 2020, the Company’s capital increased $177.5 million, primarily due to net income of $262.0 million, which was partially offset by the cash dividends declared on common shares of $41.7 million and the adoption impact of CECL of $56.7 million. For both 2021 and 2020, other capital related transactions, such as other comprehensive income, share-based compensation, common stock issuances through the exercise of stock options, and issuances of shares of restricted stock accounted for only a small change in the capital of the Company.

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

In March 2020, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule provides banking organizations that implement CECL in 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. As a result, the Company and Bank elected the five-year transition relief allowed under the interim final rule effective March 31, 2020.

The following table summarizes the regulatory capital levels of Ameris at December 31, 2021.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$1,897,725	8.63%	$879,079	4.00%	$1,018,646	4.63%
Ameris Bank	$2,084,465	9.50%	$877,891	4.00%	$1,206,574	5.50%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$1,897,725	10.46%	$1,270,535	7.00%	$627,190	3.46%
Ameris Bank	$2,084,465	11.50%	$1,268,622	7.00%	$815,843	4.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$1,897,725	10.46%	$1,542,792	8.50%	$354,933	1.96%
Ameris Bank	$2,084,465	11.50%	$1,540,470	8.50%	$543,995	3.00%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$2,500,287	13.78%	$1,905,802	10.50%	$594,485	3.28%
Ameris Bank	$2,255,699	12.45%	$1,902,934	10.50%	$352,765	1.95%

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

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Selected Income Statement Data:
Interest income	$178,365	$173,046	$173,751	$177,950
Interest expense	11,528	11,385	11,899	12,973
Net interest income	166,837	161,661	161,852	164,977
Provision for credit losses	2,759	(9,675)	142	(28,591)
Net interest income after provision for credit losses	164,078	171,336	161,710	193,568
Noninterest income	81,769	76,562	89,240	117,973
Noninterest expense excluding merger and conversion charges	134,346	137,013	135,761	148,798
Merger and conversion charges	4,023	183	—	—
Income before income taxes	107,478	110,702	115,189	162,743
Income tax	25,534	29,022	26,862	37,781
Net income	$81,944	$81,680	$88,327	$124,962

Per Share Data:
Net income – basic	$1.18	$1.18	$1.27	$1.80
Net income – diluted	1.18	1.17	1.27	1.79
Common dividends - cash	0.15	0.15	0.15	0.15

	Three Months Ended
(dollars in thousands)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Selected Income Statement Data:
Interest income	$178,783	$179,934	$185,018	$182,768
Interest expense	15,327	17,396	21,204	34,823
Net interest income	163,456	162,538	163,814	147,945
Provision for credit losses	(1,510)	17,682	88,161	41,047
Net interest income after provision for credit losses	164,966	144,856	75,653	106,898
Noninterest income	112,143	159,018	120,960	54,379
Noninterest expense excluding merger and conversion charges	151,116	153,736	154,873	137,513
Merger and conversion charges	—	(44)	895	540
Income before income taxes	125,993	150,182	40,845	23,224
Income tax	31,708	34,037	8,609	3,902
Net income	$94,285	$116,145	$32,236	$19,322

Per Share Data:
Net income – basic	$1.36	$1.68	$0.47	$0.28
Net income – diluted	1.36	1.67	0.47	0.28
Common dividends - cash	0.15	0.15	0.15	0.15

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2022. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	26.0%	41.1%
300	19.7%	31.2%
200	13.1%	21.0%
100	6.4%	10.5%
(100)	(5.7)%	(10.1)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2021 and 2020
Consolidated Statements of Income – Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Matters To Be Voted On - Proposal 1 - Election of Directors,” “Governance - Director Independence,” “Environmental, Social and Governance Matters,” “Board of Directors - Board Members,” “Board of Directors - Board Committees,” “Board of Directors - Director Compensation,” “Information About Our Executive Officers,” “Executive Compensation - Employment Agreements,” “Audit Matters - Audit Committee Report” and “Stock Ownership - Delinquent Section 16(a) Reports” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Board of Directors - Board Committees - Compensation Committee,” “Board of Directors - Director Compensation” and “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership - Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	238,405	$28.79	2,824,364

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
(2)Consists of our 2021 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Governance - Director Independence,” “Board of Directors - Board Committees” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Matters To Be Voted On - Proposal 2 - Ratification of Appointment of Our Registered Independent Public Accounting Firm,” “Board of Directors - Board Committees - Audit Committee” and “Audit Matters - Fees and Services” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.    Financial statements:
(a)Ameris Bancorp and Subsidiaries:
(i)Consolidated Balance Sheets – December 31, 2021 and 2020;
(ii)Consolidated Statements of Income – Years ended December 31, 2021, 2020 and 2019;
(iii)Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020 and 2019;
(iv)Consolidated Statements of Shareholders' Equity – Years ended December 31, 2021, 2020 and 2019;
(v)Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019; and
(vi)Notes to Consolidated Financial Statements.
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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of November 16, 2017 by and between Ameris Bancorp and Atlantic Coast Financial Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 17, 2017).

2.2	Stock Purchase Agreement dated as of December 29, 2017 by and between Ameris Bancorp and William J. Villari (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Registration Statement on Form S-3 (Registration No. 333-223080) filed with the SEC on February 16, 2018).

2.3	Agreement and Plan of Merger dated as of January 25, 2018 by and between Ameris Bancorp and Hamilton State Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.4	Stock Purchase Agreement dated as of January 25, 2018 by and among Ameris Bancorp, Ameris Bank, William J. Villari and The Villari Family Gift Trust (incorporated by reference to Exhibit 2.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on January 26, 2018).

2.5	Agreement and Plan of Merger dated as of December 17, 2018 by and between Ameris Bancorp and Fidelity Southern Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 17, 2018).

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

3.8	Bylaws of Ameris Bancorp, as amended and restated through June 11, 2020 (incorporated by reference to Exhibit 3.8 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006) (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.12	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007 (incorporated by reference to Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007) (incorporated by reference to Exhibit 4.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.14	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed as Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.15	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.16	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.17	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.18	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.19	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.20	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.21	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.22	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 17, 2005) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.23	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.24	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.25	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 30, 2006) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.26	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.27	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of June 17, 2004 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.28	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.29	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.30	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of September 15, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.31	Second Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.32	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.33	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of December 14, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.34	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.35	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.36	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wells Fargo Bank, National Association dated as of June 20, 2008 (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.37	First Supplemental Indenture dated as of March 11, 2016 by and between Ameris Bancorp and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.38	Form of Junior Subordinated Debt Security Due 2038 (included as Exhibit A to the Indenture filed as Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.39	Subordinated Debt Indenture dated as of March 13, 2017 by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.40	First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.41	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.42	Indenture dated as of November 10, 2005 by and between Ameris Bancorp (as successor to Hamilton State Bancshares, Inc.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.43	Second Supplemental Indenture dated as of June 29, 2018 by and among Ameris Bancorp, Hamilton State Bancshares, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.44	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.45	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and U.S. Bank National Association, dated as of June 26, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.46	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and U.S. Bank National Association, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.47	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.48	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of March 17, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.49	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.50	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.51	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.52	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.53	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.54	Second Supplemental Indenture, dated as of December 6, 2019, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.55	Form of 4.25% Fixed-to-Floating Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.56	Form of Global Note representing Fixed/Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.56 to Ameris Bancorp's Annual Report on Form 10-K filed with the SEC on March 9, 2020).

4.57	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.58	Third Supplemental Indenture, dated as of September 28, 2020, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

4.59	Form of 3.875% Fixed-to-Floating Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.1*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.2*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

10.3*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.4*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 99.2 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.5*	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 99.3 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.6*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.7*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on May 10, 2019).

10.8*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and James B. Miller, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.9*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.10*	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.11*	Supplemental Executive Retirement Agreement with Lawton E. Bassett, III, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.12*	Form of Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.17 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.13*	Supplemental Executive Retirement Agreement with James A. LaHaise, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.15 to Ameris Bancorp's Form 10-K filed with the SEC on February 26, 2021).

10.14*	Ameris Bancorp 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit B to Ameris Bancorp’s definitive Proxy Statement filed with the Commission on April 26, 2021).

10.15*	Form of Restricted Share Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.16*	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.17*	Form of Performance Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of KPMG LLP.

23.2	Consent of Crowe LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

As permitted, the Company has excluded the operations of Balboa Capital Corporation ("Balboa") acquired during 2021, as described in Note 2 of the consolidated financial statements. The assets acquired in the Balboa acquisition and excluded from management’s assessment on internal control over financial reporting comprised approximately 3.4% of total consolidated assets and approximately 0.6% of consolidated revenue as of and for the year ended December 31, 2021.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.

KPMG LLP, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-5.

/s/ H. Palmer Proctor, Jr.	/s/ Nicole S. Stokes
H. Palmer Proctor, Jr.,	Nicole S. Stokes
Chief Executive Officer	Corporate EVP and Chief Financial Officer
(principal executive officer)	(principal accounting and financial officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ameris Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ameris Bancorp and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses on loans evaluated on a collective basis

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2021 was $167.6 million, a portion of which related to the allowance for credit losses on loans evaluated on a collective (pool) basis for the commercial, financial and agricultural, consumer installment, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments (the collective ACL). The Company estimated the collective ACL utilizing a discounted cash flow (DCF) methodology applied to their portfolio segments and loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD). The modeling of expected prepayment speeds and curtailment rates are based on historical internal data. Prepayment speeds additionally use peer data and consider current conditions and reasonable and supportable forecasts of future economic conditions. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD and LGD will react to forecasted levels of the loss drivers over a reasonable and supportable forecast period. At the end of the four-quarter reasonable and supportable forecast period, the Company reverts to a historical loss rate on a straight-line basis over four quarters. Management leverages economic projections comprising multiple weighted scenarios from an independent third party to inform its loss driver forecasts over the reasonable and supportable forecast period. A portion of the collective ACL is comprised of qualitative factors that address risks that cannot be addressed in the DCF methodology.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the selection and weighting of the economic projections. This assessment also encompassed the evaluation of the conceptual soundness and performance of the qualitative methodology, including the evaluation of the qualitative risk factor related to statistical modeling. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:

•selection and weighting of the economic projections
•development of the qualitative methodology including the qualitative risk factor related to statistical modeling.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the selection of the economic projections, including weighting of the economic projections by comparing it to the Company’s business environment and relevant industry practices
•evaluating the methodology used to develop the qualitative factors and specifically the effect of the factor related to statistical modeling on the collective ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying DCF methodology.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the:

•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Atlanta, Georgia
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ameris Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Ameris Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Balboa Capital Corporation during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Balboa Capital Corporation’s internal control over financial reporting associated with approximately 3.4% of total consolidated assets and approximately 0.6% of consolidated revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Balboa Capital Corporation.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Atlanta, Georgia
February 28, 2022

                                 Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ameris Bancorp
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and Subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We served as the Company's auditor from 2014 through 2021.

Atlanta, Georgia
February 26, 2021

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2021 and 2020
(dollars in thousands, except per share data)

	2021	2020
Assets
Cash and due from banks	$307,813	$203,349
Interest-bearing deposits in banks	3,736,844	1,893,957
Federal funds sold	20,000	20,000
Cash and cash equivalents	4,064,657	2,117,306

Time deposits in other banks	—	249
Debt securities available-for-sale, at fair value, net of allowance for credit losses of $— and $112	592,621	982,879
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $78,206 and $—)	79,850	—
Other investments	47,552	28,202
Loans held for sale (includes loan at fair value of $1,254,632 and $1,001,807)	1,254,632	1,167,659

Loans, net of unearned income	15,874,258	14,480,925
Allowance for credit losses	(167,582)	(199,422)
Loans, net	15,706,676	14,281,503

Other real estate owned, net	3,810	11,880
Premises and equipment, net	225,400	222,890
Goodwill	1,012,620	928,005
Other intangible assets, net	125,938	71,974
Cash value of bank owned life insurance	331,146	176,467
Other assets	413,419	449,624
Total assets	$23,858,321	$20,438,638

Liabilities
Deposits
Noninterest-bearing	$7,774,823	$6,151,070
Interest-bearing	11,890,730	10,806,753
Total deposits	19,665,553	16,957,823
Securities sold under agreements to repurchase	5,845	11,641
Other borrowings	739,879	425,155
Subordinated deferrable interest debentures, net	126,328	124,345
Other liabilities	354,265	272,586
Total liabilities	20,891,870	17,791,550

Commitments and Contingencies (Note 20)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,017,126 and 71,753,705 shares issued	72,017	71,754
Capital surplus	1,924,813	1,913,285
Retained earnings	1,006,436	671,510
Accumulated other comprehensive income, net of tax	15,590	33,505
Treasury stock, at cost, 2,407,898 and 2,212,224 shares	(52,405)	(42,966)
Total shareholders’ equity	2,966,451	2,647,088
Total liabilities and shareholders’ equity	$23,858,321	$20,438,638

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands, except per share data)

	2021	2020	2019
Interest income
Interest and fees on loans	$676,089	$690,909	$586,848
Interest on taxable securities	22,524	33,086	40,138
Interest on nontaxable securities	575	623	593
Interest on deposits in other banks	3,882	1,739	8,139
Interest on federal funds sold	42	146	676
Total interest income	703,112	726,503	636,394

Interest expense
Interest on deposits	22,357	59,067	102,533
Interest on other borrowings	25,428	29,683	28,695
Total interest expense	47,785	88,750	131,228

Net interest income	655,327	637,753	505,166
Provision for loan losses	(35,081)	125,488	19,758
Provision for unfunded commitments	332	19,062	—
Provision for other credit losses	(616)	830	—
Provision for credit losses	(35,365)	145,380	19,758
Net interest income after provision for credit losses	690,692	492,373	485,408

Noninterest income
Service charges on deposit accounts	45,106	44,145	50,792
Mortgage banking activity	285,900	374,077	119,409
Other service charges, commissions and fees	4,188	3,914	3,566
Net gain (loss) on securities	515	5	138
Gain on sale of SBA loans	6,623	7,226	6,058
Other noninterest income	23,212	17,133	18,150
Total noninterest income	365,544	446,500	198,113

Noninterest expense
Salaries and employee benefits	337,776	360,278	223,938
Occupancy and equipment	48,066	52,349	40,596
Advertising and marketing	8,434	8,046	7,927
Amortization of intangible assets	14,965	19,612	17,713
Data processing and communications expenses	45,976	46,017	38,513
Legal and other professional fees	11,920	15,972	10,634
Credit resolution-related expenses	3,538	5,106	4,082
Merger and conversion charges	4,206	1,391	73,105
FDIC insurance	5,614	14,078	1,945
Loan servicing expenses	26,481	20,910	10,817
Other noninterest expenses	53,148	54,870	42,667
Total noninterest expense	560,124	598,629	471,937

Income before income tax expense	496,112	340,244	211,584
Income tax expense	119,199	78,256	50,143
Net income	$376,913	$261,988	$161,441

Basic earnings per common share	$5.43	$3.78	$2.76
Diluted earnings per common share	$5.40	$3.77	$2.75
Weighted average common shares outstanding
Basic	69,432	69,256	58,462
Diluted	69,761	69,426	58,614
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands)

	2021	2020	2019
Net income	$376,913	$261,988	$161,441

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available-for-sale, net of tax expense (benefit) of ($4,762), $4,084 and $6,211	(17,915)	15,363	23,365
Reclassification adjustment for gains on investment securities included in earnings, net of tax of $—, $— and $12	—	—	(46)
Net unrealized gains (losses) on cash flow hedge during the period, net of tax expense (benefit) of $—, $39 and ($133)	—	147	(498)
Total other comprehensive income (loss)	(17,915)	15,510	22,821

Comprehensive income	$358,998	$277,498	$184,262

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at beginning of period	49,014,925	$49,015	$1,051,584	$377,135	$(4,826)	1,514,984	$(16,561)	$1,456,347
Issuance of common stock	22,181,522	22,182	847,112	—	—	—	—	869,294
Issuance of restricted shares	147,574	147	768	—	—	—	—	915
Forfeitures of restricted shares	(41,295)	(41)	(518)	—	—	—	—	(559)
Exercise of stock options	197,103	197	4,942	—	—	—	—	5,139
Share-based compensation	—	—	3,220	—	—	—	—	3,220
Purchase of treasury shares	—	—	—	—	—	481,012	(18,410)	(18,410)
Net income	—	—	—	161,441	—	—	—	161,441
Dividends on common shares ($0.50 per share)	—	—	—	(30,350)	—	—	—	(30,350)
Cumulative effect of change in accounting for leases	—	—	—	(276)	—	—	—	(276)
Other comprehensive income (loss) during the period	—	—	—	—	22,821	—	—	22,821
Balance at December 31, 2019	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	164,476	164	125	—	—	—	—	289
Forfeitures of restricted shares	(12,250)	(12)	(209)	—	—	—	—	(221)
Exercise of stock options	101,650	102	2,160	—	—	—	—	2,262
Share-based compensation	—	—	4,101	—	—	—	—	4,101
Purchase of treasury shares	—	—	—	—	—	216,228	(7,995)	(7,995)
Net income	—	—	—	261,988	—	—	—	261,988
Dividends on common shares ($0.60 per share)	—	—	—	(41,724)	—	—	—	(41,724)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income (loss) during the period	—		—	—	15,510	—	—	15,510
Balance at December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Continued)
Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at January 1, 2021	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	99,308	99	500	—	—	—	—	599
Forfeitures of restricted shares	(2,695)	(3)	(50)	—	—	—	—	(53)
Exercise of stock options	166,808	167	4,365	—	—	—	—	4,532
Share-based compensation	—	—	6,713	—	—	—	—	6,713
Purchase of treasury shares	—	—	—	—	—	195,674	(9,439)	(9,439)
Net income	—	—	—	376,913	—	—	—	376,913
Dividends on common shares ($0.60 per share)	—	—	—	(41,987)	—	—	—	(41,987)
Other comprehensive income (loss) during the period	—	—	—	—	(17,915)	—	—	(17,915)
Balance at December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands)

	2021	2020	2019
Operating Activities
Net income	$376,913	$261,988	$161,441
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	17,225	15,759	13,120
Net losses on sale or disposal of premises and equipment	2,882	777	41
Net write-downs on other assets	260	1,715	6,210
Provision for credit losses	(35,365)	145,380	19,758
Net write-downs and losses on sale of other real estate owned	538	1,049	496
Share-based compensation expense	7,948	3,810	3,424
Amortization of intangible assets	14,965	19,612	17,713
Amortization of operating lease right of use assets	15,739	19,740	10,264
Provision for deferred taxes	38,411	(7,929)	22,821
Net amortization of debt securities available-for-sale	2,786	6,153	4,680
Net amortization of debt securities held-to-maturity	40	—	—
Net amortization of other investments	62	—	—
Net gain on securities	(515)	(5)	(138)
Accretion of discount on purchased loans, net	(16,349)	(27,351)	(18,978)
Net amortization on other borrowings	438	256	80
Amortization of subordinated deferrable interest debentures	1,983	1,940	1,655
Loan servicing asset impairment (recovery)	(14,530)	40,067	508
Originations of mortgage loans held for sale	(7,780,436)	(9,067,706)	(3,791,311)
Payments received on mortgage loans held for sale	53,313	43,663	17,445
Proceeds from sales of mortgage loans held for sale	7,459,163	9,864,464	2,620,290
Net gains on mortgage loans held for sale	(152,422)	(387,124)	(74,546)
Originations of SBA loans	(67,865)	(97,017)	(41,435)
Proceeds from sales of SBA loans	71,610	109,296	65,862
Net gains on sales of SBA loans	(6,623)	(7,226)	(6,058)
Increase in cash surrender value of bank owned life insurance	(5,385)	(3,630)	(2,692)
Gain on bank owned life insurance proceeds	(603)	(948)	(3,583)
Gains on sale of other loans held for sale	(457)	—	—
Loss on sale of loans	—	386	1,233
Changes in FDIC loss-share receivable/payable, net of cash payments received	—	997	3,865
(Increase) decrease in interest receivable	19,337	(23,892)	(15,392)
Increase (decrease) in interest payable	(1,175)	(6,036)	5,855
Increase (decrease) in taxes payable	7,005	(12,062)	(3,597)
Change attributable to other operating activities	247	(97,730)	40,758
Net cash provided by (used in) operating activities	9,140	798,396	(940,211)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands)

	2021	2020	2019
Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	249	—	10,563
Purchases of securities available-for-sale	—	—	(219,352)
Purchases of securities held-to-maturity	(80,355)	—	—
Proceeds from prepayments and maturities of securities available-for-sale	364,907	435,204	266,171
Proceeds from prepayments and maturities of securities held-to-maturity	465	—	—
Proceeds from sale of securities available-for-sale	—	—	64,995
Net decrease (increase) in other investments	(18,897)	37,222	(44,935)
Net increase in loans	(566,237)	(1,733,057)	(870,132)
Payments received on other loans held for sale	9,136	12,954	—
Purchase of acquired formerly serviced portfolio	—	—	(103,530)
Purchases of premises and equipment	(25,448)	(18,116)	(11,581)
Proceeds from sale of premises and equipment	1,958	718	5,587
Proceeds from sales of other real estate owned	11,790	14,059	10,140
Purchase of bank owned life insurance	(150,000)	—	—
Payments paid to FDIC under loss-sharing agreements	—	(20,639)	(3,710)
Proceeds from bank owned life insurance	1,309	3,381	7,429
Proceeds from sales of other loans held for sale	156,803	—	—
Proceeds from sales of loans	—	69,965	157,087
Net cash proceeds received from (paid in) acquisitions	(126,664)	(2,417)	244,181
Net cash used in investing activities	(420,984)	(1,200,726)	(487,087)
Financing Activities, net of effects of business combinations
Net increase in deposits	$2,708,021	$2,932,864	$334,437
Net decrease in securities sold under agreements to repurchase	(5,796)	(8,994)	(22,094)
Proceeds from other borrowings	—	7,202,981	5,236,572
Repayment of other borrowings	(296,325)	(8,176,491)	(4,141,349)
Repayment of subordinated deferrable interest debentures	—	(5,155)	—
Proceeds from exercise of stock options	4,532	2,262	5,139
Dividends paid - common stock	(41,798)	(41,685)	(24,675)
Purchase of treasury shares	(9,439)	(7,995)	(18,410)
Net cash provided by financing activities	2,359,195	1,897,787	1,369,620

Net increase (decrease) in cash, cash equivalents and restricted cash	1,947,351	1,495,457	(57,678)
Cash, cash equivalents and restricted cash at beginning of period	2,117,306	621,849	679,527
Cash, cash equivalents and restricted cash at end of period	$4,064,657	$2,117,306	$621,849

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$48,960	$94,786	$125,373
Income taxes	$71,807	$98,609	$35,865
Loans transferred to other real estate owned	$4,258	$7,398	$6,229
Loans transferred from loans held for sale to loans held for investment	$170,435	$196,804	$—
Loans transferred from loans held for investment to loans held for sale	$—	$179,407	$8,293
Loans provided for the sales of other real estate owned	$1,052	$767	$144
Initial recognition of operating lease right-of-use assets	$—	$—	$27,286
Initial recognition of operating lease liabilities	$—	$—	$29,651
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,792	$54,107	$6,016
Assets acquired in business combination	$886,553	$—	$5,194,955
Liabilities assumed in business combination	$690,116	$—	$4,325,642
Issuance of common stock in acquisition	$—	$—	$869,294
Change in unrealized gain (loss) on securities available-for-sale, net of tax	$(17,915)	$15,363	$23,320
Change in unrealized gain on cash flow hedge, net of tax	$—	$147	$(498)
See notes to consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp and subsidiaries (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia, and whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Bank also engages in mortgage banking activities, and, as such, originates, acquires, sells and services one-to-four family residential mortgage loans in the Southeast. The Bank also originates, administers and services commercial insurance premium loans and SBA loans made to borrowers throughout the United States. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. Variable Interest Entities for which the Company or its subsidiaries have been determined to be the primary beneficiary are also consolidated. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. Restricted cash held for securitization investors, which are reported on the Company's consolidated balance sheets in cash and due from banks, was $43.0 million and $0 at December 31, 2021 and 2020, respectively.

Investment Securities

The Company classifies its debt securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as available-for-sale.

Available-for-sale securities are carried at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, on available-for-sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Held-to-maturity securities are carried at amortized cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2021, 2020 and 2019. Accrued interest receivable on debt securities totaled $2.4 million and $3.6 million as of December 31, 2021 and 2020, respectively.

The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit-related impairment exists. The Company first evaluates whether it intends to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses ("ACL"), limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an ACL is recognized in other comprehensive income, net of tax, as a non credit-related impairment. Refer to Note 3 for additional information.

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. As of December 31, 2021 and 2020, the Company had $79.9 million and no held-to-maturity securities, respectively, and no related valuation account.

Prior to the adoption of ASU 2016-13, a decline in the market value of any available-for-sale security below cost that was deemed other than temporary established a new cost basis for the security. Other than temporary impairment deemed to be credit related was charged to earnings. Other than temporary impairment attributed to non-credit related factors was recognized in other comprehensive income. In determining whether other-than-temporary impairment losses existed, management considered (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer or underlying collateral of the security and (iii) the Company’s intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock. These investments do not have readily determinable fair values due to restrictions placed on transferability and therefore are carried at cost. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Also included in other investments are 57,611 Visa Class B restricted shares owned by the Bank with a carrying value of approximately $242,000 as of December 31, 2021.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Bank. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares.  As of December 31, 2021, the conversion ratio was 1.6181.

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

Servicing fee income, which is reported on the income statement in mortgage banking activity for serviced mortgage loans and other noninterest income for all other serviced loans, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income. Servicing fees totaled $56.0 million, $37.2 million and $19.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $54.8 million and $73.4 million at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company carried an ACL of $214,000 and $718,000, respectively, related to deferred interest on loans modified under its Disaster Relief Program.

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. The Company measures expected credit losses of loans on a collective (pool) basis, when the loans share similar risk characteristics. Depending on the nature of the pool of loans with similar risk characteristics, the Company currently uses the discounted cash flow (“DCF”) method or the PD×LGD method which may be adjusted for qualitative factors as discussed further below.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions over a period that has been determined to be reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts.

The Company has identified the following pools of loans with similar risk characteristics for measuring expected credit losses:

Commercial, financial, and agricultural - These loans and leases include both secured and unsecured borrowings for working capital, expansion, crop production, equipment finance and other business purposes. Commercial, financial and agricultural loans also include certain U.S. Small Business Administration (“SBA”) loans, including loans outstanding under the SBA's Paycheck Protection Program ("PPP"). Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

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

Real Estate - Residential - The Company's residential loans include permanent mortgage financing and home equity lines of credit secured by residential properties located within the Bank's market areas. Residential real estate loans also include purchased loan pools secured by residential properties located outside the Bank's market area.

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for the commercial, financial and agricultural, consumer installment, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments. For each of these loan segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds and curtailment rates are based on historical internal data. The prepayment speeds additionally use peer data to backfill a complete time series and utilizes a forward-looking third-party prepayment model, which considers current conditions and reasonable and supportable forecasts of future economic conditions.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, the Company uses a combination of national and regional data including gross domestic product, commercial real estate price indices, home price indices, unemployment rates, retail sales, and rental vacancy rates depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections comprising multiple weighted scenarios from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period.

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

PD×LGD Method

The Company uses the PD×LGD method to estimate expected credit losses (“EL”) for the indirect automobile, premium finance and municipal loan segments. Under the PD×LGD method, the loss rate is a function of two components: (1) the lifetime default rate (“PD”); and (2) the loss given default (“LGD”). For the indirect automobile and premium finance loan segments, calculations of lifetime default rates and corresponding loss given default rates of static pools are performed. The PD×LGD method uses the default rates and loss given default rates of different static pools to quantify the relationship between those rates and the credit mix of the pools and applies that relationship on a going forward basis. The Company has not incurred any historical defaults or charge offs in its municipal portfolio. Therefore, in lieu of historical loss rates, the Company applies historical benchmarking PD and LGD ratios provided by a reputable and independent third party to the current municipal loan balance.

Qualitative Factors

The Company uses qualitative factors for model limitations and risk uncertainty as well as for loan segment specific risks that cannot be addressed in the quantitative methods. Any additional qualitative factor reserves needed will be approved by the Allowance Committee quarterly. Sources for quantitative metrics for qualitative factor adjustments include, but are not limited to, third-party economic and forecast analysis, default rate & loss studies, academic studies, historical loss rate benchmarking (internal & external) and statistical modeling and adjustments.

Vintage Method

Prior to the second quarter of 2021, the Company used a vintage method to estimate expected credit losses for the indirect automobile loans segment. The Company’s vintage analysis was based on loss rates by origination date and included data on loan amounts, loan charge-offs and recoveries by date. Using this information, vintage tables were created to evaluate loss rate patterns and develop estimated losses by vintage year. Once the tables were calculated, reserves were estimated by multiplying the balance of a given origination year by the remaining loss to be experienced by that vintage.

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

Guidance on Non-TDR Loan Modifications due to COVID-19

In April 2020, various regulatory agencies, including the Federal Reserve and the FDIC, issued a revised interagency statement encouraging financial institutions to work with customers affected by COVID-19 and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 4013 of the CARES Act allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. In December 2020, the 2021 Consolidated Appropriations Act was signed into law and extended the provisions of Section 4013 through the earlier of 60 days after the national emergency termination date or January 1, 2022.

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

Allowance for Credit Losses - Loans (prior to the adoption of ASU 2016-13)

Prior to the adoption of ASU 2016-13 on January 1, 2020, the ACL was an amount that represented a reserve for probable incurred losses in the loan portfolio. The ACL was evaluated on a regular basis by management and was based upon management’s periodic review of various risks in the loan portfolio highlighted by historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation was inherently subjective as it required estimates that were susceptible to significant revision as more information became available. The ACL evaluation did not include the effects of expected losses on specific loans or groups of loans that were related to future events or expected changes in economic conditions.

The ACL consisted of specific and general components. The specific component included loans management considered impaired and other loans or groups of loans that management classified with higher risk characteristics. For such loans that were classified as impaired, an allowance was established when the discounted cash flows, collateral value or observable market price of the impaired loan was lower than the carrying value of that loan. The general component covers non-classified loans and was based on historical loss experience adjusted for qualitative factors.

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

The Company developed a methodology for determining the adequacy of the allowance for loan losses which was monitored by the Company’s Chief Credit Officer. Procedures provided for the assignment of a risk rating for every loan included in the total loan portfolio. Commercial insurance premium loans, overdraft protection loans and certain mortgage loans and consumer loans serviced by outside processors were treated as pools for risk rating purposes. The risk rating schedule provided nine ratings of which five ratings were classified as pass ratings and four ratings were classified as criticized ratings. Each risk rating is assigned a percentage factor of historical losses, calculated by loan type, and adjusted for qualitative factors to be applied to the balance of loans by risk rating and loan type, to determine the adequate amount of reserve. Many of the larger loans require an annual review by an independent loan officer in the Company’s internal loan review department. Assigned risk ratings are adjusted based on various factors including changes in borrower’s financial condition, the number of days past due and general economic conditions. The calculation of the allowance for loan losses, including underlying data and assumptions, is reviewed quarterly by the independent internal loan review department.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 13 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2021, the Company had no leases classified as finance leases.

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

Intangible assets include core deposit premiums from various past bank acquisitions as well as intangible assets recorded in connection with the certain non-bank acquisitions for referral relationships, trade names, non-compete agreements and patent assets. Intangible assets are initially recognized based on a valuation performed as of the acquisition date.

Core deposit premiums acquired in various past bank acquisitions are based on the established value of acquired customer deposits. The core deposit premium is amortized over an estimated useful life of seven to ten years.

The referral relationship intangibles is amortized over an estimated useful life of eight to ten years. Trade name intangible assets are being amortized over an estimated useful life of five to seven years. Non-compete agreement and patent intangible assets are being amortized over estimated useful lives of three years and ten years, respectively.

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

Other Real Estate Owned

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized up to the fair value of the property, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are charged to operations in credit resolution-related expenses in the consolidated statements of income.

Income Taxes

Deferred income tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

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

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $7.9 million, $3.9 million, and $3.4 million of share-based compensation cost for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognizes forfeitures as they occur.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2021, 2020 and 2019, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars and shares in thousands)	2021	2020	2019
Net income available to common shareholders	$376,913	$261,988	$161,441

Weighted average number of common shares outstanding	69,432	69,256	58,462
Effect of dilutive stock options	61	23	69
Effect of dilutive restricted stock awards	143	129	83
Effect of performance stock units	125	18	—
Weighted average number of common shares outstanding used to calculate diluted earnings per share	69,761	69,426	58,614

For the years ended December 31, 2021 and 2019, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive. For the year ended December 31, 2020, there were 197,765 options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive. Therefore, such option shares have been excluded.
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

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity in the Company's consolidated statement of income. The fair value of these instruments amounted to an asset of approximately $11.9 million and $51.8 million at December 31, 2021 and 2020, respectively, and a derivative liability of approximately $710,000 and $16.4 million at December 31, 2021 and 2020, respectively.

Revenue Recognition

With the exception of gains/losses on the sale of OREO discussed below, revenue from contracts with customers ("ASC 606 Revenue") is recorded in the service charges on deposit accounts category, the other service charges, commissions and fees category and the other noninterest income category in the Company's consolidated statement of income as part of noninterest income. Substantially all ASC 606 Revenue is recorded in the Banking Division.

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

Comprehensive Income

The Company’s comprehensive income consists of net income, changes in the net unrealized holding gains and losses of securities available-for-sale and unrealized gain or loss on the effective portion of cash flow hedges. These amounts are carried in accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income and are presented net of taxes.

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

Variable Interest Entities

The Company has assumed certain securitization transactions which involve the use of variable interest entities ("VIE"). A VIE is consolidated when it is determined to be the primary beneficiary. When a company has a variable interest in a VIE, it qualitatively assesses whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. In applying the qualitative assessment to identify the primary beneficiary of a VIE, the company is determined to have a controlling financial interest if it has (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company considers the VIE's purpose and design, including the risks that the entity was designed to create and pass through to its variable interest holders.

Economic interest in the securitized and sold assets are generally retained in the form of senior or subordinated interest, cash reserve accounts, residual interest and servicing rights. The Company was determined to be the primary beneficiary of the VIE and the VIEs are consolidated in the Company's financial statements. The securitizations are accounted for as secured borrowings.

The investors in the securitizations generally have no recourse to the Company's other assets outside the customary market representation and warranty provisions.

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

NOTE 2. BUSINESS COMBINATIONS

Balboa Capital Corporation

On December 13, 2021, the Company announced the acquisition of Balboa Capital Corporation ("Balboa"), a point of sale and direct online provider of lending solutions to small and mid-sized businesses nationwide. The acquisition was not material to the financial results of the Company. Goodwill of $84.6 million and other intangibles of $68.9 million were recorded in the acquisition. None of the goodwill is expected to be deductible for tax purposes.

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

(dollars in thousands)	As Recorded by Fidelity	Initial Fair Value Adjustments		Subsequent Adjustments		As Recorded by Ameris
Assets
Cash and due from banks	$26,264	$—		$(2,417)	(o)	$23,847
Federal funds sold and interest-bearing deposits in banks	217,936	—		—		217,936
Investment securities	299,341	(1,444)	(a)	—		297,897
Other investments	7,449	—		—		7,449
Loans held for sale	328,657	(1,290)	(b)	250	(p)	327,617
Loans	3,587,412	(79,002)	(c)	3,852	(q)	3,512,262
Less allowance for loan losses	(31,245)	31,245	(d)	—		—
Loans, net	3,556,167	(47,757)		3,852		3,512,262
Other real estate owned	7,605	(427)	(e)	—		7,178
Premises and equipment	93,662	11,407	(f)	(3,820)	(r)	101,249
Other intangible assets, net	10,670	39,940	(g)	—		50,610
Cash value of bank owned life insurance	72,328	—		—		72,328
Deferred income taxes, net	104	(104)	(h)	—		—
Other assets	157,863	998	(i)	(17,138)	(s)	141,723
Total assets	$4,778,046	$1,323		$(19,273)		$4,760,096
Liabilities
Deposits:
Noninterest-bearing	$1,301,829	$—		$(2,114)	(t)	$1,299,715
Interest-bearing	2,740,552	942	(j)	—		2,741,494
Total deposits	4,042,381	942		(2,114)		4,041,209
Securities sold under agreements to repurchase	22,345	—		—		22,345
Other borrowings	149,367	2,265	(k)	(300)	(u)	151,332
Subordinated deferrable interest debentures	46,393	(9,675)	(l)	—		36,718
Deferred tax liability, net	12,222	(11,401)	(m)	497	(v)	1,318
Other liabilities	65,027	538	(n)	(839)	(w)	64,726
Total liabilities	4,337,735	(17,331)		(2,756)		4,317,648
Net identifiable assets acquired over (under) liabilities assumed	440,311	18,654		(16,517)		442,448
Goodwill	—	410,348		16,517		426,865
Net assets acquired over liabilities assumed	$440,311	$429,002		$—		$869,313
Consideration:
Ameris Bancorp common shares issued	22,181,522
Price per share of the Company's common stock	$39.19
Company common stock issued	$869,294
Cash exchanged for fractional shares	$19
Fair value of total consideration transferred	$869,313
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

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
U.S. government sponsored agencies	$7,084	$—	$88	$—	$7,172
State, county and municipal securities	45,470	—	2,342	—	47,812
Corporate debt securities	27,897	—	719	(120)	28,496
SBA pool securities	44,312	—	958	(69)	45,201
Mortgage-backed securities	448,124	—	15,822	(6)	463,940
Total debt securities available-for-sale	$572,887	$—	$19,929	$(195)	$592,621

December 31, 2020
U.S. government sponsored agencies	$17,161	$—	$343	$—	$17,504
State, county and municipal securities	63,286	—	3,492	—	66,778
Corporate debt securities	51,639	(112)	602	(233)	51,896
SBA pool securities	59,973	—	2,620	(96)	62,497
Mortgage-backed securities	748,521	—	35,797	(114)	784,204
Total debt securities available-for-sale	$940,580	$(112)	$42,854	$(443)	$982,879

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
State, county and municipal securities	$8,905	$4	$(198)	$8,711
Mortgage-backed securities	70,945	—	(1,450)	69,495
Total debt securities held-to-maturity	$79,850	$4	$(1,648)	$78,206

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of December 31, 2021, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,561	$11,679	$—	$—
Due from one year to five years	31,957	33,185	—	—
Due from five to ten years	43,673	45,126	—	—
Due after ten years	37,572	38,691	8,905	8,711
Mortgage-backed securities	448,124	463,940	70,945	69,495
	$572,887	$592,621	$79,850	$78,206

Securities with a carrying value of approximately $366.7 million and $438.7 million at December 31, 2021 and 2020, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2021 and 2020.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2021
Corporate debt securities	$—	$—	$1,380	$(120)	$1,380	$(120)
SBA pool securities	1,312	(6)	2,572	(63)	3,884	(69)
Mortgage-backed securities	5,514	(6)	1	—	5,515	(6)
Total debt securities	$6,826	$(12)	$3,953	$(183)	$10,779	$(195)

December 31, 2020
Corporate debt securities	$10,159	$(233)	$—	$—	$10,159	$(233)
SBA pool securities	—	—	3,948	(96)	3,948	(96)
Mortgage-backed securities	24,120	(114)	2	—	24,122	(114)
Total debt securities	$34,279	$(347)	$3,950	$(96)	$38,229	$(443)

As of December 31, 2021, the Company’s available-for-sale security portfolio consisted of 431 securities, 11 of which were in an unrealized loss position. At December 31, 2021, the Company held four mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At December 31, 2021, the Company also held five SBA pool securities and two corporate securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2021:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2021
State, county and municipal securities	$3,707	$(198)	$—	$—	$3,707	$(198)
Mortgage-backed securities	69,495	(1,450)	—	—	69,495	(1,450)
Total debt securities held-to-maturity	$73,202	$(1,648)	$—	$—	$73,202	$(1,648)

As of December 31, 2021, the Company’s held-to-maturity security portfolio consisted of 14 securities, 13 of which were in an unrealized loss position. At December 31, 2021, the Company held 11 mortgage-backed securities and two state, county and municipal securities that were in an unrealized loss position.

During 2021 and 2020, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at December 31, 2021 or 2020.

At December 31, 2021 and 2020, all of the Company's mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2021, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2021, management determined none was attributable to credit impairment and decreased the allowance for credit losses accordingly. The remaining $195,000 in unrealized loss was determined to be from factors other than credit.

	For the Years Ended December 31,
(dollars in thousands)	2021	2020
Allowance for credit losses
Beginning balance	$112	$—
Current-period provision for expected credit losses	(112)	112
Ending balance	$—	$112

The Company's held-to-maturity securities have zero expected credit losses and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's investment securities available-for-sale:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Gross gains on sales of securities	$—	$—	$522
Gross losses on sales of securities	—	—	(464)
Net realized gains on sales of securities available-for-sale	$—	$—	$58

Sales proceeds	$—	$—	$64,995

Net gain (loss) on securities reported on the consolidated statements of income is comprised of the following:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Net realized gains on sales of securities available-for-sale	$—	$—	$58
Unrealized holding gains (losses) on equity securities	(17)	5	19
Net realized gains on sales of other investments	532	—	61
Net gain (loss) on securities	$515	$5	$138

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table.

	December 31,
(dollars in thousands)	2021	2020
Commercial, financial and agricultural	$1,875,993	$1,627,477
Consumer installment	191,298	306,995
Indirect automobile	265,779	580,083
Mortgage warehouse	787,837	916,353
Municipal	572,701	659,403
Premium finance	798,409	687,841
Real estate – construction and development	1,452,339	1,606,710
Real estate – commercial and farmland	6,834,917	5,300,006
Real estate – residential	3,094,985	2,796,057
	$15,874,258	$14,480,925
Included in commercial, financial and agricultural loans at December 31, 2021 and 2020 above are $127.8 million and $827.4 million, respectively, related to PPP loans.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

	December 31,
(dollars in thousands)	2021	2020
Commercial, financial and agricultural	$14,214	$9,836
Consumer installment	476	709
Indirect automobile	947	2,831
Real estate – construction and development	492	5,407
Real estate – commercial and farmland	15,365	18,517
Real estate – residential	53,772	39,157
	$85,266	$76,457
There was no interest income recognized on nonaccrual loans during the years ended December 31, 2021 and 2020.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	December 31, 2021	December 31, 2020
Commercial, financial and agricultural	$164	$764
Real estate – construction and development	209	416
Real estate – commercial and farmland	2,061	7,015
Real estate – residential	7,942	5,299
	$10,376	$13,494

The following tables present an analysis of past-due loans as of December 31, 2021 and 2020:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2021
Commercial, financial and agricultural	$3,431	$2,005	$12,017	$17,453	$1,858,540	$1,875,993	$1,165
Consumer installment	1,786	871	891	3,548	187,750	191,298	584
Indirect automobile	772	185	473	1,430	264,349	265,779	—
Mortgage warehouse	—	—	—	—	787,837	787,837	—
Municipal	—	—	—	—	572,701	572,701	—
Premium finance	6,992	4,340	9,134	20,466	777,943	798,409	9,134
Real estate – construction and development	16,601	1,398	2,190	20,189	1,432,150	1,452,339	1,758
Real estate – commercial and farmland	6,713	1,150	5,924	13,787	6,821,130	6,834,917	7
Real estate – residential	17,729	4,266	49,839	71,834	3,023,151	3,094,985	—
Total	$54,024	$14,215	$80,468	$148,707	$15,725,551	$15,874,258	$12,648

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2020
Commercial, financial and agricultural	$4,576	$2,018	$5,652	$12,246	$1,615,231	$1,627,477	$—
Consumer installment	2,189	1,114	2,318	5,621	301,374	306,995	1,755
Indirect automobile	3,293	1,006	2,171	6,470	573,613	580,083	—
Mortgage warehouse	—	—	—	—	916,353	916,353	—
Municipal	—	—	—	—	659,403	659,403	—
Premium finance	7,188	3,895	6,571	17,654	670,187	687,841	6,571
Real estate – construction and development	13,348	723	5,150	19,221	1,587,489	1,606,710	—
Real estate – commercial and farmland	5,370	1,701	8,651	15,722	5,284,284	5,300,006	—
Real estate – residential	20,519	3,125	34,081	57,725	2,738,332	2,796,057	—
Total	$56,483	$13,582	$64,594	$134,659	$14,346,266	$14,480,925	$8,326

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the allowance for credit loss as the amount by which the amortized cost basis of the financial asset exceeded the estimated fair value of the collateral. As of December 31, 2021 and 2020, there were $52.1 million and $123.1 million, respectively, of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

The following table presents an analysis of collateral-dependent financial assets and related allowance for credit losses:

(dollars in thousands)	December 31, 2021		December 31, 2020
	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$2,613	$723	$5,490	$2,252
Premium finance	2,989	30	3,523	—
Real estate – construction and development	1,432	45	4,173	512
Real estate – commercial and farmland	33,332	6,646	100,180	21,001
Real estate – residential	11,712	453	9,716	891
	$52,078	$7,897	$123,082	$24,656
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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 9 at December 31, 2021 and 2020.

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial, Financial and Agricultural
Risk Grade:
Pass	$903,630	$279,037	$188,810	$118,613	$50,737	$40,376	$262,951	$1,844,154
6	190	—	393	427	368	1,832	1,961	5,171
7	9,216	1,268	4,098	1,472	2,566	6,019	2,029	26,668
Total commercial, financial and agricultural	$913,036	$280,305	$193,301	$120,512	$53,671	$48,227	$266,941	$1,875,993
Consumer Installment
Risk Grade:
Pass	$35,781	$59,221	$37,195	$27,266	$9,787	$11,021	$9,437	$189,708
6	—	—	—	—	—	135	5	140
7	59	283	290	216	103	405	94	1,450
Total consumer installment	$35,840	$59,504	$37,485	$27,482	$9,890	$11,561	$9,536	$191,298
Indirect Automobile
Risk Grade:
Pass	$—	$—	$20,276	$101,969	$90,294	$51,468	$—	$264,007
6	—	—	—	24	10	19	—	53
7	—	—	55	234	384	1,046	—	1,719
Total indirect automobile	$—	$—	$20,331	$102,227	$90,688	$52,533	$—	$265,779
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Municipal
Risk Grade:
Pass	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Total municipal	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Premium Finance
Risk Grade:
Pass	$787,884	$1,059	$26	$—	$302	$4	$—	$789,275
7	9,039	95	—	—	—	—	—	9,134
Total premium finance	$796,923	$1,154	$26	$—	$302	$4	$—	$798,409
Real Estate – Construction and Development
Risk Grade:
Pass	$826,094	$290,814	$176,476	$35,773	$24,533	$44,514	$21,267	$1,419,471
6	6,527	549	—	15,260	—	2,101	—	24,437
7	1,143	678	7	2,476	57	1,011	3,059	8,431
Total real estate – construction and development	$833,764	$292,041	$176,483	$53,509	$24,590	$47,626	$24,326	$1,452,339

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$2,186,291	$1,205,578	$1,119,239	$542,295	$486,477	$1,103,675	$80,379	$6,723,934
6	416	—	1,036	14,760	5,334	21,665	—	43,211
7	4,709	2,682	11,109	9,076	4,861	35,315	20	67,772
Total real estate – commercial and farmland	$2,191,416	$1,208,260	$1,131,384	$566,131	$496,672	$1,160,655	$80,399	$6,834,917
Real Estate - Residential
Risk Grade:
Pass	$1,171,008	$638,232	$329,247	$149,990	$108,538	$408,240	$217,982	$3,023,237
6	145	66	1,106	505	356	3,717	49	5,944
7	2,405	10,167	21,239	11,376	4,597	13,970	2,050	65,804
Total real estate - residential	$1,173,558	$648,465	$351,592	$161,871	$113,491	$425,927	$220,081	$3,094,985
Total Loans
Risk Grade:
Pass	$5,955,415	$2,693,326	$1,886,100	$981,400	$879,708	$1,838,522	$1,379,853	$15,614,324
6	7,278	615	2,535	30,976	6,068	29,469	2,015	78,956
7	26,571	15,173	36,798	24,850	12,568	57,766	7,252	180,978
Total loans	$5,989,264	$2,709,114	$1,925,433	$1,037,226	$898,344	$1,925,757	$1,389,120	$15,874,258

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Commercial, Financial and Agricultural
Risk Grade:
Pass	$1,031,173	$134,604	$97,815	$64,573	$23,852	$38,744	$209,214	$1,599,975
6	21	72	506	193	3,509	1,232	632	6,165
7	3,312	3,460	2,579	3,573	1,294	5,214	1,886	21,318
8	—	—	—	—	—	—	19	19
Total commercial, financial and agricultural	$1,034,506	$138,136	$100,900	$68,339	$28,655	$45,190	$211,751	$1,627,477
Consumer Installment
Risk Grade:
Pass	$142,803	$63,681	$57,644	$17,831	$4,674	$10,344	$8,662	$305,639
6	—	2	9	—	—	145	—	156
7	30	209	72	105	134	553	97	1,200
Total consumer installment	$142,833	$63,892	$57,725	$17,936	$4,808	$11,042	$8,759	$306,995

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Indirect Automobile
Risk Grade:
Pass	$—	$35,432	$187,737	$188,333	$108,926	$55,835	$—	$576,263
6	—	—	57	70	62	85	—	274
7	—	163	519	561	1,078	1,225	—	3,546
Total indirect automobile	$—	$35,595	$188,313	$188,964	$110,066	$57,145	$—	$580,083
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$916,353	$916,353
Municipal
Risk Grade:
Pass	$236,076	$13,398	$8,944	$149,194	$141,543	$110,248	$—	$659,403
Total municipal	$236,076	$13,398	$8,944	$149,194	$141,543	$110,248	$—	$659,403
Premium Finance
Risk Grade:
Pass	$661,614	$18,236	$515	$746	$121	$38	$—	$681,270
7	5,811	760	—	—	—	—	—	6,571
Total premium finance	$667,425	$18,996	$515	$746	$121	$38	$—	$687,841
Real Estate – Construction and Development
Risk Grade:
Pass	$666,193	$479,251	$221,926	$71,488	$35,799	$43,958	$69,974	$1,588,589
6	685	1,036	3,646	1,302	—	4,564	—	11,233
7	15	2,858	566	271	42	3,136	—	6,888
Total real estate – construction and development	$666,893	$483,145	$226,138	$73,061	$35,841	$51,658	$69,974	$1,606,710
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,275,225	$995,273	$636,687	$611,823	$497,221	$925,534	$103,805	$5,045,568
6	—	10,680	4,895	28,139	7,670	31,224	—	82,608
7	250	54,439	18,574	15,489	27,044	55,763	271	171,830
Total real estate – commercial and farmland	$1,275,475	$1,060,392	$660,156	$655,451	$531,935	$1,012,521	$104,076	$5,300,006
Real Estate - Residential
Risk Grade:
Pass	$782,834	$551,308	$273,917	$201,738	$170,951	$502,823	$252,787	$2,736,358
6	527	1,843	1,030	334	724	3,391	255	8,104
7	3,442	9,387	12,339	4,667	2,157	16,659	2,944	51,595
Total real estate - residential	$786,803	$562,538	$287,286	$206,739	$173,832	$522,873	$255,986	$2,796,057

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Total Loans
Risk Grade:
Pass	$4,795,918	$2,291,183	$1,485,185	$1,305,726	$983,087	$1,687,524	$1,560,795	$14,109,418
6	1,233	13,633	10,143	30,038	11,965	40,641	887	108,540
7	12,860	71,276	34,649	24,666	31,749	82,550	5,198	262,948
8	—	—	—	—	—	—	19	19
Total loans	$4,810,011	$2,376,092	$1,529,977	$1,360,430	$1,026,801	$1,810,715	$1,566,899	$14,480,925

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2021 and 2020 totaling $408.9 million and $436.0 million, respectively, under such parameters. These totals do not include modifications under our disaster relief program discussed under the heading "COVID-19 Deferrals" below.

As of December 31, 2021 and 2020, the Company had a balance of $76.6 million and $85.0 million, respectively, in troubled debt restructurings. The Company has recorded $654,000 and $1.2 million in previous charge-offs on such loans at December 31, 2021 and 2020, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $10.5 million and $13.0 million at December 31, 2021 and 2020, respectively. At December 31, 2021, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2021 and 2020, the Company modified loans as troubled debt restructurings, with principal balances of $19.7 million and $49.4 million, respectively, and these modifications did not have a material impact on the Company's allowance for credit losses. These modifications do not include modifications for which the Company applied the temporary relief under Section 4013 of the CARES Act.

The following table presents the loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$401	7	$855
Consumer installment	2	7	5	15
Indirect automobile	—	—	488	2,738
Real estate – construction and development	—	—	1	17
Real estate – commercial and farmland	5	16,197	14	31,630
Real estate – residential	23	3,056	55	14,126
Total	34	$19,661	570	$49,381

Troubled debt restructurings with an outstanding balance of $2.3 million and $4.4 million defaulted during the year ended December 31, 2021 and 2020, respectively, and these defaults did not have a material impact on the Company’s allowance for credit losses. The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	4	$35	1	$2
Consumer installment	2	5	4	2
Indirect automobile	19	75	—	—
Real estate – construction and development	—	—	3	689
Real estate – commercial and farmland	—	—	4	929
Real estate – residential	21	2,177	22	2,756
Total	46	$2,292	34	$4,378

The following tables present the amount of troubled debt restructurings by loan class classified separately as accrual and non-accrual at December 31, 2021 and 2020.

As of December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer installment	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	25	35,575	5	5,924
Real estate – residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

As of December 31, 2020	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$521	11	$849
Consumer installment	10	32	20	56
Indirect automobile	437	2,277	51	461
Real estate – construction and development	4	506	5	707
Real estate – commercial and farmland	28	36,707	7	1,401
Real estate – residential	264	38,800	34	2,671
Total	752	$78,843	128	$6,145

COVID-19 Deferrals

In response to the COVID-19 pandemic, the Company offered affected borrowers payment relief under its Disaster Relief Program. These modifications primarily consisted of short-term payment deferrals or interest-only periods to assist customers. The Company has begun providing payment modifications to certain borrowers in economically sensitive industries of various terms up to nine months. Modifications related to the COVID-19 pandemic and qualifying under the provisions of Section 4013 of the CARES Act are not deemed to be troubled debt restructurings. As of December 31, 2021 and 2020, $41.7 million and $332.8 million, respectively, in loans remained in payment deferral related to the COVID-19 pandemic Disaster Relief Program.

The table below presents short-term deferrals related to the COVID-19 pandemic that were not considered TDRs.

	December 31,
	2021		2020
(dollars in thousands)	COVID-19 Deferrals	Deferrals as a % of total loans	COVID-19 Deferrals	Deferrals as a % of total loans
Commercial, financial and agricultural	$1,430	0.1%	$12,471	0.8%
Consumer installment	—	—%	1,418	0.5%
Indirect automobile	—	—%	8,936	1.5%
Real estate – construction and development	—	—%	11,049	0.7%
Real estate – commercial and farmland	1,899	—%	179,183	3.4%
Real estate – residential	38,396	1.2%	119,722	4.3%
	$41,725	0.3%	$332,779	2.3%

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain executive officers, directors and their affiliates. These loans are made on substantially the same terms as those prevailing at the time for comparable transaction and do not involve more than normal credit risk. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2021	2020
Balance, January 1	$69,395	$36,468
Advances	15,212	34,132
Repayments	(25,393)	(1,205)
Ending balance	$59,214	$69,395

Allowance for Credit Losses

The allowance for credit losses represents an allowance for expected losses over the remaining contractual life of the assets adjusted for prepayments. The contractual term does not consider extensions, renewals or modifications unless the Company reasonably expects to execute a troubled debt restructuring with a borrower. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

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

The allowance for credit losses was determined at December 31, 2021 using a weighting of five economic forecasts from Moody's. The Moody's baseline scenario was weighted at 10%, the downside 75th percentile S-2 scenario was weighted at

10%, the downside 90th percentile S-3 scenario was weighted at 50%, the slower trend growth scenario was weighted at 20% and the stagflation scenario was weighted 10%. During the year ended December 31, 2021, the allowance for credit losses decreased primarily due to improvement in forecasted economic conditions compared with December 31, 2020. The current forecast reflects, among other things, improvements in forecast levels of home prices, commercial real estate prices and unemployment compared with the forecast at December 31, 2020.

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

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Initial allowance for PCD assets	9,432	—	—	—	—	—
Provision for loan losses	12,071	7,330	(1,944)	(435)	(390)	(2,352)
Loans charged off	(7,760)	(6,248)	(1,188)	—	—	(3,668)
Recoveries of loans previously charged off	5,727	939	1,679	—	—	4,870
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422
Initial allowance for PCD assets	—	—	—	9,432
Provision for loan losses	(23,532)	(9,784)	(16,045)	(35,081)
Loans charged off	(233)	(1,852)	(667)	(21,616)
Recoveries of loans previously charged off	506	573	1,131	15,425
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Twelve months ended December 31, 2020
Balance, January 1, 2020	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASU 2016-13	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	8,963	(3,831)	(235)	2,563	399	(198)
Loans charged off	(10,647)	(5,642)	(3,602)	—	—	(6,133)
Recoveries of loans previously charged off	1,889	1,753	1,657	—	—	3,189
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Twelve months ended December 31, 2020
Balance, January 1, 2020	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASU 2016-13	12,248	27,073	19,790	78,661
Provision for loan losses	26,327	78,210	13,290	125,488
Loans charged off	(83)	(27,504)	(853)	(54,464)
Recoveries of loans previously charged off	817	1,449	794	11,548
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422

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

Purchased Credit Deteriorated Loans

The Company acquired $952,000 in PCD loans from Balboa during the year ended December 31, 2021. A reconciliation of the purchase price to the par value, or unpaid principal balance ("UPB"), of the assets is below.

(dollars in thousands)	Commercial, Financial and Agricultural
Par value (UPB)	$10,505
Allowance for Credit Losses	(9,432)
Discount	(121)
Purchase Price	$952

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2021	2020
Land	$69,038	$68,370
Buildings and leasehold improvements	173,456	165,058
Furniture and equipment	82,268	74,821
Construction in progress	995	4,530
Premises and equipment, gross	325,757	312,779
Accumulated depreciation	(100,357)	(89,889)
Premises and equipment, net	$225,400	$222,890

Depreciation expense was approximately $17.2 million, $15.8 million and $13.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2021 and 2020 is summarized below for both the total Company and by the Company's reporting units.

	December 31,
(dollars in thousands)	2021	2020
Consolidated
Carrying amount of goodwill at beginning of year	$928,005	$931,637
Additions related to acquisitions in current year	84,615	—
Fair value adjustments related to acquisitions in prior year	—	(3,632)
Carrying amount of goodwill at end of year	$1,012,620	$928,005

Banking
Carrying amount of goodwill at beginning of year	$863,507	$867,139
Additions related to acquisitions in current year	84,615	—
Fair value adjustments related to acquisitions in prior year	—	(3,632)
Carrying amount of goodwill at end of year	$948,122	$863,507

Premium Finance Division
Carrying amount of goodwill at beginning of year	$64,498	$64,498
Carrying amount of goodwill at end of year	$64,498	$64,498

During 2021, the Company recorded additions to goodwill of $84.6 million related to the Balboa acquisition. During 2020, the Company recorded a subsequent goodwill fair value adjustment of $(3.6) million related to the Fidelity acquisition.

The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2021, the Company performed its annual qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values.

The carrying value of intangible assets as of December 31, 2021 and 2020 was $125.9 million and $72.0 million, respectively. Intangible assets are comprised of core deposit intangibles, referral relationships intangibles, trade name intangibles and non-compete agreement intangibles. During 2021, the Company recorded intangible assets of $68.9 million associated with the Balboa acquisition.

The following is a summary of information related to acquired intangible assets:

	As of December 31, 2021		As of December 31, 2020
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premiums	$103,574	$58,456	$107,958	$50,829
Referral relationships	88,651	10,943	22,351	8,149
Trade names	2,734	612	1,094	456
Patent	420	—	—	—
Non-compete agreements	732	162	162	157
	$196,111	$70,173	$131,565	$59,591

The aggregate amortization expense for intangible assets was approximately $15.0 million, $19.6 million and $17.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2022	$19,744
2023	18,244
2024	17,189
2025	15,937
2026	12,394
Thereafter	42,430
$125,938

NOTE 7. DEPOSITS

The scheduled maturities of time deposits at December 31, 2021 for each of the next five years and thereafter are as follows:

(dollars in thousands)
2022	$1,466,730
2023	264,743
2024	30,809
2025	20,737
2026	19,231
Thereafter	817
$1,803,067

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2021 and 2020 was $512.1 million and $524.3 million, respectively.

As of December 31, 2021, the Company had brokered deposits of $326.0 million. As of December 31, 2020, the Company had brokered deposits of $430.2 million.

Deposits from principal officers, directors, and their affiliates at December 31, 2021 and 2020 were $21.7 million and $125.2 million, respectively.

NOTE 8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At December 31, 2021 and 2020, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuate on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value of the securities fall below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of securities sold under repurchase agreements for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Average daily balance during the year	$6,700	$12,115	$14,043
Average interest rate during the year	0.30%	0.68%	0.61%
Maximum month-end balance during the year	$9,320	$15,998	$23,626
Weighted average interest rate at year-end	0.32%	0.35%	0.81%

The following is a summary of the Company’s securities sold under agreements to repurchase at December 31, 2021 and 2020:

	December 31,
(dollars in thousands)	2021	2020
Securities sold under agreements to repurchase	$5,845	$11,641

At December 31, 2021 and 2020, the investment securities underlying these agreements were comprised of state, county and municipal securities and mortgage-backed securities.

NOTE 9. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2021	2020
FHLB borrowings:
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,400	1,411
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	969	977
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,421	1,567
Subordinated notes payable:
Subordinated notes payable due June 1, 2026, net of unaccreted purchase accounting fair value adjustment of $500 and $0, respectively; fixed interest rate of 5.50% (Balboa Note)	50,500	—
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $681 and $812, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616% (2027 subordinated notes)	74,319	74,188
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,923 and $2,165, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94% (2029 subordinated notes)	118,077	117,835
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $1,028 and $1,150, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63% (Bank subordinated notes)	76,028	76,150
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,766 and $1,973, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753% (2030 subordinated notes)	108,234	108,027
Securitization facilities:
Equipment contract backed notes, Series 2018-1 (BCC XIV) due on various dates through 2025 and bear a weighted-average interest rate of 5.11%	19,199	—
Equipment contract backed notes, Series 2019-1 (BCC XVI) due on various dates through 2027 and bear a weighted-average interest rate of 2.84%	139,329	—
Equipment contract backed notes, Series 2020-1 (BCC XVII) due on various dates through 2027 and bear a weighted-average interest rate of 1.48%	105,403	—
	$739,879	$425,155

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2021, $4.14 billion was available for borrowing on lines with the FHLB.

As of December 31, 2021, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At December 31, 2021, the Company had $2.85 billion of loans pledged at the Federal Reserve discount window and had $1.99 billion available for borrowing.

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

As a result of the Balboa acquisition in December 2021, the Bank assumed Balboa's $50.0 million principal amount 5.50% Fixed Rate Subordinated Note due June 1, 2026 (the "Balboa Note"). The Balboa Note was assumed inclusive of an unaccreted purchase accounting fair value adjustment of $500,000. In January 2022, the Bank fully redeemed the Balboa Note, which was redeemable in whole or in part prior to maturity upon a qualifying change of control or at any time on or after the third anniversary of the issue date.

Securitization Facilities

As a result of the Balboa acquisition in December 2021, the Bank acquired three subsidiaries established by Balboa to facilitate asset-backed securitization transactions. Each of the securitization facilities issued notes secured by equipment loans and leases. Loans and leases totaling $265.1 million and restricted cash balances held with the trustees of $43.0 million secured these facilities at December 31, 2021 which were due through 2027 and were redeemable on any payment date where either (1) the aggregate outstanding note balance, after giving effect to the payments made on such payment date, was less than or equal to 10% of the aggregate initial note balance under the indentures or (2) a change of control occurred and at least 12 months had elapsed since the Closing Date. The Bank fully redeemed each of the securitization facilities in January 2022.

NOTE 10. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Through formation and various acquisitions, the Company has assumed subordinated deferrable interest debenture obligations related to trusts that issued trust preferred securities. Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements.  However, the subordinated deferrable interest debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. The Company's investment in the common stock of the trusts is included in other assets and totaled $4.7 million at December 31, 2021 and 2020. In addition, the related interest expense continues to be included in the consolidated statements of income. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 2 Capital.

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

The following table summarizes the terms of the Company's outstanding subordinated deferrable interest debentures as of December 31, 2021:

						December 31, 2021
(dollars in thousands) Name of Trust	Issuance Date	Rate	Rate at December 31, 2021	Maturity Date	Issuance Amount	Unaccreted Purchase Discount	Carrying Value
Prosperity Bank Statutory Trust II	March 2003	3-month LIBOR plus 3.15%	3.37%	March 26, 2033	$4,640	$890	$3,750
Fidelity Southern Statutory Trust I	June 2003	3-month LIBOR plus 3.10%	3.32%	June 26, 2033	15,464	1,129	14,335
Coastal Bankshares Statutory Trust I	August 2003	3-month LIBOR plus 3.15%	3.27%	October 7, 2033	5,155	910	4,245
Jacksonville Statutory Trust I	June 2004	3-month LIBOR plus 2.63%	2.85%	June 17, 2034	4,124	752	3,372
Prosperity Banking Capital Trust I	June 2004	3-month LIBOR plus 2.57%	2.79%	June 30, 2034	5,155	1,280	3,875
Merchants & Southern Statutory Trust I	March 2005	3-month LIBOR plus 1.90%	2.12%	March 17, 2035	3,093	836	2,257
Fidelity Southern Statutory Trust II	March 2005	3-month LIBOR plus 1.89%	2.11%	March 17, 2035	10,310	1,903	8,407
Atlantic BancGroup, Inc. Statutory Trust I	September 2005	3-month LIBOR plus 1.50%	1.70%	September 15, 2035	3,093	1,061	2,032
Coastal Bankshares Statutory Trust II	December 2005	3-month LIBOR plus 1.60%	1.80%	December 15, 2035	10,310	3,199	7,111
Cherokee Statutory Trust I	November 2005	3-month LIBOR plus 1.50%	1.70%	December 15, 2035	3,093	640	2,453
Prosperity Bank Statutory Trust III	January 2006	3-month LIBOR plus 1.60%	1.80%	March 15, 2036	10,310	3,563	6,747
Merchants & Southern Statutory Trust II	March 2006	3-month LIBOR plus 1.50%	1.70%	June 15, 2036	3,093	977	2,116
Jacksonville Statutory Trust II	December 2006	3-month LIBOR plus 1.73%	1.93%	December 15, 2036	3,093	875	2,218
Ameris Statutory Trust I	December 2006	3-month LIBOR plus 1.63%	1.83%	December 15, 2036	37,114	—	37,114
Fidelity Southern Statutory Trust III	August 2007	3-month LIBOR plus 1.40%	1.60%	September 15, 2037	20,619	5,211	15,408
Prosperity Bank Statutory Trust IV	September 2007	3-month LIBOR plus 1.54%	1.74%	December 15, 2037	7,940	3,897	4,043
Jacksonville Bancorp, Inc. Statutory Trust III	June 2008	3-month LIBOR plus 3.75%	3.95%	September 15, 2038	7,784	939	6,845
Total					$154,390	$28,062	$126,328

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statements of income. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of December 31, 2021, 2020 and 2019.

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$—	$33,505	$33,505
Current year changes, net of tax	—	(17,915)	(17,915)
Balance, December 31, 2021	$—	$15,590	$15,590

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(147)	$18,142	$17,995
Current year changes, net of tax	147	15,363	15,510
Balance, December 31, 2020	$—	$33,505	$33,505

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$351	$(5,177)	$(4,826)
Reclassification for gains included in net income, net of tax	—	(46)	(46)
Current year changes, net of tax	(498)	23,365	22,867
Balance, December 31, 2019	$(147)	$18,142	$17,995

NOTE 12. – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following provides information on noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$16,798	$15,988	$18,909
Overdraft fees	16,113	17,903	21,710
Other service charges on deposit accounts	12,195	10,254	10,173
Total ASC 606 revenue included in service charges on deposits accounts	45,106	44,145	50,792
Total service charges on deposit accounts	$45,106	$44,145	$50,792

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$3,751	$3,633	$3,228
Total ASC 606 revenue included in other service charges, commission and fees	3,751	3,633	3,228
Other	437	281	338
Total other service charges, commission and fees	$4,188	$3,914	$3,566

Other noninterest income
ASC 606 revenue items
Trust and wealth management	$4,985	$3,142	$1,467
Total ASC 606 revenue included in other noninterest income	4,985	3,142	1,467
Other	18,227	13,991	16,683
Total other noninterest income	$23,212	$17,133	$18,150

The following provides information on net gains recognized on the sale of OREO for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Net gains recognized on sale of OREO	$131	$365	$10

NOTE 13. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Current - federal	$67,076	$73,705	$21,994
Current - state	13,712	12,479	5,328
Deferred - federal	30,321	(7,881)	19,639
Deferred - state	8,090	(47)	3,182
	$119,199	$78,256	$50,143

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Federal income statutory rate	21%	21%	21%

Tax at federal income tax rate	$104,166	$71,460	$44,433
Change resulting from:
State income tax, net of federal benefit	18,923	9,812	7,389
Tax-exempt interest	(3,479)	(3,726)	(2,911)
Increase in cash value of bank owned life insurance	(997)	(594)	(581)
Excess tax (benefit) deficiency from stock compensation	(277)	371	(108)
Nondeductible merger expenses	142	2	799
Other	721	2,827	1,122
Benefit related to carryback claims resulting from the CARES Act	—	(1,896)	—
Provision for income taxes	$119,199	$78,256	$50,143

The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2021	2020
Deferred tax assets
Allowance for credit losses	$50,132	$59,643
Deferred compensation	7,816	5,722
Deferred loan fees	1,593	5,224
Purchase accounting adjustments	14,008	17,266
Other real estate owned	334	2,647
Net operating loss tax carryforward	35,082	17,176
Tax credit carryforwards	315	931
Capitalized costs, accrued expenses and other	2,208	2,815
Lease liability	16,186	19,314
	127,674	130,738

	December 31,
(dollars in thousands)	2021	2020
Deferred tax liabilities
Premises and equipment	13,130	14,337
Mortgage servicing rights	52,076	35,806
Subordinated debentures	6,818	6,169
Lease financing	42,865	—
Goodwill and intangible assets	29,393	13,165
Unrealized gain on securities available-for-sale	4,498	9,263
Right of use lease asset	14,001	18,684
	162,781	97,424

Net deferred tax asset (liability)	$(35,107)	$33,314

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $139.5 million which expire at various dates from 2027 to 2035. At December 31, 2021, the Company had state net operating loss carryforwards of approximately $96.5 million which expire at various dates from 2027 to 2040. The federal net operating loss carryforwards are subject to limitations pursuant to Section 382 of the Internal Revenue Code and are expected to be recovered over the next 14 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 14 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

Section 2303(b) of the CARES Act allows for certain net operating losses generated after December 31, 2017, but before December 31, 2021, to be carried back to the five tax years preceding the loss. The Company carried back approximately $13.2 million of eligible net operating losses to preceding tax years. The Company recorded a benefit of $1.9 million due to the carryback of these net operating losses for the tax year ended December 31, 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets at December 31, 2021.

As described in Note 2 to the consolidated financial statements, in December 2021 Ameris Bank acquired Balboa Capital Corporation. As of the date the financial statements were issued, the Company has recorded provisional amounts but has not completed its analysis of the tax effects of this transaction. The Company expects to complete this analysis within the measurement period and the balance sheet will be updated.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by federal taxing authorities for years before 2018 and state taxing authorities for years before 2017.

Although Ameris is unable to determine the ultimate outcome of current and future events, Ameris believes that the liability recorded for uncertain tax positions is adequate. A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows.

	For the Years Ended December 31,
(dollars in thousands)	2021	2020
Beginning Balance	$—	$—
Current Activity:
Additions for tax positions of prior years	1,903	—
Ending Balance	$1,903	$—

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $331,000 as of December 31, 2021. Unrecognized income tax benefits as of December 31, 2021, that, if recognized, would affect the effective income tax rate totaled $1.8 million (net of the federal benefit on state income tax issues). Accruals of penalties and interest resulted in a expense of $248,000 in 2021. Ameris expects that all uncertain income tax positions will be either settled or resolved during the next twelve months.

The Company did not record any interest and penalties related to income taxes for the years ended December 31, 2020 and 2019, and the Company did not have any amount accrued for interest and penalties at December 31, 2020 and 2019.

NOTE 14. EMPLOYEE BENEFIT PLANS

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

The aggregate expense under the Plan charged to operations during 2021, 2020 and 2019 amounted to $5.4 million, $5.9 million and $4.4 million, respectively.

NOTE 15. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $331.1 million and $176.5 million at December 31, 2021 and 2020, respectively. The Company and the Bank assumed certain split dollar agreements in the acquisition of Fidelity which provide for death benefits to designated beneficiaries of the executive or director. Accrued deferred compensation of $298,000 and $722,000 at December 31, 2021 and 2020, respectively, is included in other liabilities. Accrued supplemental executive retirement plan and split dollar agreement liabilities of $11.0 million and $9.8 million at December 31, 2021 and 2020, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $877,000, $830,000 and $386,000 per year for 2021, 2020 and 2019, respectively, which is included in salaries and employee benefits.

NOTE 16. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,824,364 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2021, there were 2,824,364 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2021, 2020 or 2019. As of December 31, 2021, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance-based options.  During 2019, the Company assumed 576,588 fully vested options in the Fidelity acquisition.

As of December 31, 2021, the Company has 225,869 outstanding restricted shares granted under the plans as compensation to certain employees and directors. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is one to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2021, 2020 and 2019, compensation expense related to these grants was approximately $5.3 million, $3.3 million, and $3.4 million, respectively. The total income tax (deficiency) benefit related to these grants was approximately $338,000, $(161,000) and $113,000 in 2021, 2020 and 2019, respectively. Approximately $1.1 million of the compensation expense recorded for the year ending December 31, 2021 for restricted stock awards was related to performance-based restricted stock that was not yet granted as of December 31, 2021, and was therefore recorded in other liabilities rather than in shareholders' equity on the Company's consolidated balance sheet as of December 31, 2021.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2021, 2020 and 2019. The total income tax benefit related to stock options was approximately $631,000, $93,000 and $0 in 2021, 2020 and 2019, respectively.

A summary of the activity of non-performance-based options as of and for the years ended December 31, 2021, and 2020 is presented below.

	2021				2020
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	279,695	$28.13			387,193	$26.51
Exercised	(160,960)	27.35		$3,406	(107,498)	22.26		$1,128
Forfeited	(1,600)	22.34			—	—
Under option, end of year	117,135	$28.79	0.66	$2,389	279,695	$28.13	1.26	$2,780
Exercisable at end of year	117,135	$28.79	0.66	$2,389	279,695	$28.13	1.26	$2,780

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2021, and 2020 is presented below.

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	258,753	$33.21	182,401	$44.04
Granted	99,308	47.35	164,476	25.17
Vested	(129,497)	35.85	(75,874)	40.94
Forfeited	(2,695)	37.32	(12,250)	38.99
Nonvested shares at end of year	225,869	38.06	258,753	33.21

The balance of unearned compensation related to restricted stock grants as of December 31, 2021, 2020 and 2019 was approximately $3.8 million, $3.9 million, and $3.7 million, respectively. At December 31, 2021, the cost is expected to be recognized over a weighted-average period of 1.7 years.

During 2021 and 2020, the Company issued 24,294 and 38,401 performance stock units ("PSUs") with a weighted average grant date fair value of $46.32 and $25.55, respectively, subject to a performance condition tied to tangible book value growth over a three-year period. The Company also granted 24,286 and 38,391 PSUs in 2021 and 2020, respectively, subject to a three-year performance metric of return on tangible common equity relative to a market index with a potential modifier subject to a total shareholder return ("TSR") performance metric with a weighted average grant date fair value of $48.75 and $24.83, respectively. The fair value of the PSUs subject to TSR at the grant date was determined using a Monte Carlo simulation method. The Company communicates threshold, target and maximum performance PSUs and performance targets to the applicable employees at the beginning of the performance periods. Dividends are not paid in respect of the awards during the performance period, although dividend equivalents do accrue over the life of the award and will vest, if at all, at the same time as the PSUs to which they relate. The number of PSUs that ultimately vest at the end of the three-year performance period, if any, will be based on the Company's performance relative to the applicable performance metrics. In 2021, the Company recognized compensation cost related to these grants of approximately $2.6 million. The balance of unearned compensation related to PSU grants as of December 31, 2021 was approximately $3.2 million.

A summary of the Company's nonvested PSUs for the years ended December 31, 2021, and 2020 is presented below:

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested units at beginning of year	76,792	$25.19	—	$—
Granted	48,580	47.53	76,792	25.19
Forfeited	(4,102)	35.80	—	—
Nonvested units at end of year	121,270	32.71	76,792	25.19

NOTE 17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

This contract was classified as a cash flow hedge of an exposure to changes in the cash flow of a recognized liability.  As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings.  Interest expense recorded on this swap transaction totaled $420,000 and $(10,000) during 2020 and 2019, respectively, and is reported as a component of interest expense on other borrowings.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts such as forward sale commitments and IRLCs to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale carried at fair value. These mortgage banking derivatives are not designated in hedge relationships. At December 31, 2021, the Company had approximately $417.1 million of IRLCs and $1.94 billion of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $11.9 million and a derivative liability of $710,000. At December 31, 2020, the Company had approximately $1.20 billion of IRLCs and $2.13 billion of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected as a derivative asset of $51.8 million and a derivative liability of $16.4 million. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included as a component of mortgage banking activity in the consolidated statements of income.

The net gains (losses) relating to free-standing mortgage banking derivative instruments used for risk management are summarized below as of December 31, 2021, 2020 and 2019.

(dollars in thousands)	Location	December 31, 2021	December 31, 2020	December 31, 2019
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	$15,705	$(11,944)	$(5,344)
Interest rate lock commitments	Mortgage banking activity	$(39,816)	$43,942	$(3,910)

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheets as of December 31, 2021 and 2020.

	2021		2020
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$417,126	$11,940	$1,199,939	$51,756
Total included in other assets		$11,940		$51,756
Included in other liabilities:
Forward contracts related to mortgage loans held for sale	$1,935,237	$710	$2,128,000	$16,415
Total included in other liabilities		$710		$16,415

NOTE 18. FAIR VALUE MEASURES

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

The Company's loans held for sale under the fair value option are comprised of the following:

	December 31,
(dollars in thousands)	2021	2020
Mortgage loans held for sale	$1,247,997	$998,050
SBA loans held for sale	6,635	3,757
Total loans held for sale	$1,254,632	$1,001,807

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. A net loss of $14.2 million, and net gains of $747,000 and $37.7 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2021, 2020 and 2019, respectively. A net loss of $24.1 million, a net gain of $32.0 million and a net loss of $9.3 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the years ended December 31, 2021, 2020 and 2019, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking activity in the consolidated statements of income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2021 and 2020.

	December 31,
(dollars in thousands)	2021	2020
Aggregate fair value of mortgage loans held for sale	$1,247,997	$998,050
Aggregate unpaid principal balance of mortgage loans held for sale	1,211,646	947,460
Past due loans of 90 days or more	746	—
Nonaccrual loans	746	—
Unpaid principal balance of nonaccrual loans	718	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of December 31, 2021 and 2020.

	December 31,
(dollars in thousands)	2021	2020
Aggregate fair value of SBA loans held for sale	$6,635	$3,757
Aggregate unpaid principal balance of SBA loans held for sale	5,825	3,393
Past due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Cash and Due From Banks, Federal Funds Sold and Interest-Bearing Deposits in Banks, and Time Deposits in Other Banks: Cash and due from banks, federal funds sold and interest-bearing deposits in banks, and time deposits in other banks are repriced on a short-term basis; as such, the carrying value closely approximates fair value approximates fair value.

Debt Securities: The fair value of debt securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include certain U.S. agency bonds, mortgage-backed securities, collateralized mortgage and debt obligations, and municipal securities. The Level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and may include certain residual municipal securities and other less liquid securities.

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

Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value due to those products having no stated maturity. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2021, the

Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2021 and 2020.

	Recurring Basis Fair Value Measurements December 31, 2021
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$7,172	$—	$7,172	$—
State, county and municipal securities	47,812	—	47,812	—
Corporate debt securities	28,496	—	27,116	1,380
SBA pool securities	45,201	—	45,201	—
Mortgage-backed securities	463,940	—	463,940	—
Loans held for sale	1,254,632	—	1,254,632	—
Mortgage banking derivative instruments	11,940	—	11,940	—
Total recurring assets at fair value	$1,859,193	$—	$1,857,813	$1,380
Financial liabilities:
Mortgage banking derivative instruments	$710	$—	$710	$—
Total recurring liabilities at fair value	$710	$—	$710	$—

	Recurring Basis Fair Value Measurements December 31, 2020
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government sponsored agencies	$17,504	$—	$17,504	$—
State, county and municipal securities	66,778	—	66,778	—
Corporate debt securities	51,896	—	50,726	1,170
SBA pool securities	62,497	—	62,497	—
Mortgage-backed securities	784,204	—	784,204	—
Loans held for sale	1,001,807	—	1,001,807	—
Mortgage banking derivative instruments	51,756	—	51,756	—
Total recurring assets at fair value	$2,036,442	$—	$2,035,272	$1,170
Financial liabilities:
Mortgage banking derivative instruments	$16,415	$—	$16,415	$—
Total recurring liabilities at fair value	$16,415	$—	$16,415	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2021 and 2020.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Collateral-dependent loans	$44,181	$—	$—	$44,181
Mortgage servicing rights	206,944	—	—	206,944
Total nonrecurring assets at fair value	$251,125	$—	$—	$251,125

December 31, 2020
Collateral-dependent loans	$98,426	$—	$—	$98,426
Other real estate owned	4,964	—	—	4,964
Mortgage servicing rights	130,630	—	—	130,630
SBA servicing rights	5,839	—	5,839	—
Total nonrecurring assets at fair value	$239,859	$—	$5,839	$234,020

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2021 and 2020, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2021
Recurring:
Debt securities available-for-sale	$1,380	Discounted par values	Discount rate	8%	8%
Nonrecurring:
Collateral-dependent loans	$44,181	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	39%
Mortgage servicing rights	$206,944	Discounted cash flows	Discount rate	9% - 10%	9%
			Prepayment speed	10% - 40%	13%

As of December 31, 2020
Recurring:
Debt securities available-for-sale	$1,170	Discounted par values	Probability of default	18.8%	18.8%
				40%	40%
Nonrecurring:
Collateral-dependent loans	$98,426	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	20% - 90%	44%
Other real estate owned	$4,964	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 59%	28%
Mortgage servicing rights	$130,630	Discounted cash flows	Discount rate	9% - 12%	10%
			Prepayment speed	14% - 37%	19%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements December 31, 2021
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$307,813	$307,813	$—	$—	$307,813
Federal funds sold and interest-bearing accounts	3,756,844	3,756,844	—	—	3,756,844
Debt securities held-to-maturity	79,850	—	78,206	—	78,206
Loans, net	15,662,495	—	—	15,509,410	15,509,410
Accrued interest receivable	56,917	—	2,373	54,544	56,917
Financial liabilities:
Deposits	19,665,553	—	19,667,612	—	19,667,612
Securities sold under agreements to repurchase	5,845	5,845	—	—	5,845
Other borrowings	739,879	—	760,829	—	760,829
Subordinated deferrable interest debentures	126,328	—	117,764	—	117,764
Accrued interest payable	4,313	—	4,313	—	4,313

		Fair Value Measurements December 31, 2020
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$203,349	$203,349	$—	$—	$203,349
Federal funds sold and interest-bearing accounts	1,913,957	1,913,957	—	—	1,913,957
Time deposits in other banks	249	—	249	—	249
Loans, net	14,183,077	—	—	14,096,711	14,096,711
Accrued interest receivable	76,254	—	3,567	72,687	76,254
Financial liabilities:
Deposits	16,957,823	—	16,968,606	—	16,968,606
Securities sold under agreements to repurchase	11,641	11,641	—	—	11,641
Other borrowings	425,155	—	431,783	—	431,783
Subordinated deferrable interest debentures	124,345	—	116,280	—	116,280
Accrued interest payable	5,487	—	5,487	—	5,487

NOTE 19. LEASES

Operating lease cost was $12.3 million, $16.1 million and $10.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, sublease income offsetting operating lease cost was not material. Variable rent expense and short-term lease expense were not material for the years ended December 31, 2021 and 2020.

The following table presents the impact of leases on the Company's consolidated balance sheets at December 31, 2021 and 2020:

		December 31,
(dollars in thousands)	Location	2021	2020
Operating lease right-of-use assets	Other assets	$56,070	$73,688
Operating lease liabilities	Other liabilities	64,823	76,837

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Year Ended December 31,	Lease Liability
2022	$12,048
2023	9,793
2024	7,958
2025	6,258
2026	5,839
Thereafter	26,232
Total lease payments	$68,128
Less: Interest	(3,305)
Present value of lease liabilities	$64,823

(dollars in thousands)	December 31,
Supplemental lease information	2021	2020	2019
Weighted-average remaining lease term (years)	8.3	9.2	5.1
Weighted-average discount rate	1.36%	1.85%	2.56%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$12,334	$15,976	$9,910
Operating cash flows from operating leases (lease liability reduction)	$12,563	$14,056	$10,244
Operating lease right-of-use assets obtained in exchange for leases entered into during the year, net of business combinations	$10,426	$54,107	$5,826

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2021	2020
Commitments to extend credit	$4,328,749	$2,826,719
Unused home equity lines of credit	272,029	259,015
Financial standby letters of credit	36,184	33,613
Mortgage interest rate lock commitments	417,126	1,199,939

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2021 and 2020.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheet. The following table presents activity in the allowance for unfunded commitments for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of period	$32,853	$1,077	$—
Adjustment to reflect adoption of ASU 2016-13	—	12,714	—
Addition due to acquisition	—	—	1,077
Provision for unfunded commitments	332	19,062	—
Balance at end of period	$33,185	$32,853	$1,077

Other Commitments

As of December 31, 2021, letters of credit issued by the FHLB totaling $420.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

On November 19, 2019, the Company received a subpoena from the Atlanta Regional Office of the SEC, and the Bank received a grand jury subpoena from the United States Attorney’s Office for the Northern District of Georgia, each requesting that the Company and the Bank produce documents and other materials relating to the Company’s acquisition of USPF, the Bank’s sale of certain loans to CEBV and related disclosures. The Company has cooperated fully with the investigation and produced all requested documents responsive to the subpoenas. While the Company remains unable to make any assurances regarding the outcome of the investigation by the United States Attorney's Officer, or the impact, if any, that such investigation may have on the Company’s business, consolidated financial condition, results of operations or cash flows, the Company received a letter from the SEC staff, dated March 29, 2021, stating that the SEC had concluded its investigation as to the Company and does not intend to recommend any enforcement action against the Company.

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

COVID-19

The COVID-19 pandemic has caused significant and unprecedented economic dislocation in the United States. As a result of the pandemic, commercial customers have experienced varying levels of disruptions or restrictions on their business activity, and consumers have experienced interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 pandemic and related mitigation efforts will depend on future developments, which are highly uncertain, including, but not limited to, the potential for a resurgence or additional waves or variants of the coronavirus, actions to contain or treat the virus, including public acceptance of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. This could cause a material, adverse effect on the Company’s business, financial condition and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; increases in our allowance for credit losses; and decreases in the value of our intangible assets.

NOTE 21. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2021, $202.7 million of retained earnings were available for dividend declaration without regulatory approval.

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

In March 2020, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule provides banking organizations that implement CECL in 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. As a result, the Company and Bank elected the five-year transition relief allowed under the interim final rule effective March 31, 2020.

As of December 31, 2021 and 2020, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$1,897,725	8.63%	$879,079	4.00%		—N/A—
Bank	$2,084,465	9.50%	$877,891	4.00%	$1,097,364	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$1,897,725	10.46%	$1,270,535	7.00%		—N/A—
Bank	$2,084,465	11.50%	$1,268,622	7.00%	$1,178,007	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$1,897,725	10.46%	$1,542,792	8.50%		—N/A—
Bank	$2,084,465	11.50%	$1,540,470	8.50%	$1,449,854	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$2,500,287	13.78%	$1,905,802	10.50%		—N/A—
Bank	$2,255,699	12.45%	$1,902,934	10.50%	$1,812,318	10.00%

As of December 31, 2020
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$1,701,997	8.99%	$757,195	4.00%		—N/A—
Bank	$1,964,717	10.39%	$756,510	4.00%	$945,637	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$1,701,997	11.14%	$1,069,425	7.00%		—N/A—
Bank	$1,964,717	12.87%	$1,068,756	7.00%	$992,417	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$1,701,997	11.14%	$1,298,588	8.50%		—N/A—
Bank	$1,964,717	12.87%	$1,297,775	8.50%	$1,221,436	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$2,332,385	15.27%	$1,604,138	10.50%		—N/A—
Bank	$2,165,760	14.19%	$1,603,134	10.50%	$1,526,795	10.00%

The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” includes the capital conservation buffer of 2.50% for December 31, 2021 and December 31, 2020.

NOTE 22. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$449,955	$130,140	$36,784	$56,597	$29,636	$703,112
Interest expense	(7,627)	47,422	1,383	5,062	1,545	47,785
Net interest income	457,582	82,718	35,401	51,535	28,091	655,327
Provision for credit losses	(32,866)	2,947	(514)	(2,921)	(2,011)	(35,365)
Noninterest income	69,664	281,900	4,603	9,360	17	365,544
Noninterest expense
Salaries and employee benefits	157,079	167,796	1,130	4,856	6,915	337,776
Occupancy and equipment expenses	41,065	6,206	3	475	317	48,066
Data processing and communications expenses	39,802	5,551	232	47	344	45,976
Other expenses	84,244	38,295	490	1,594	3,683	128,306
Total noninterest expense	322,190	217,848	1,855	6,972	11,259	560,124
Income before income tax expense	237,922	143,823	38,663	56,844	18,860	496,112
Income tax expense	64,446	30,203	8,120	11,937	4,493	119,199
Net income	$173,476	$113,620	$30,543	$44,907	$14,367	$376,913

Total assets	$17,537,221	$4,231,767	$760,546	$419,040	$909,747	$23,858,321
Goodwill	$948,122	$—	$—	$—	$64,498	$1,012,620
Other intangible assets, net	$114,048	$—	$—	$—	$11,890	$125,938

	Year Ended December 31, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$499,031	$129,951	$26,522	$40,334	$30,665	$726,503
Interest expense	27,800	47,592	2,631	7,244	3,483	88,750
Net interest income	471,231	82,359	23,891	33,090	27,182	637,753
Provision for credit losses	125,136	15,850	2,562	2,719	(887)	145,380
Noninterest income	63,165	370,256	3,864	9,200	15	446,500
Noninterest expense
Salaries and employee benefits	160,430	184,765	981	6,893	7,209	360,278
Occupancy and equipment expenses	44,939	6,710	4	391	305	52,349
Data processing and communications expenses	39,040	6,275	270	33	399	46,017
Other expenses	105,965	28,155	176	1,832	3,857	139,985
Total noninterest expense	350,374	225,905	1,431	9,149	11,770	598,629
Income before income tax expense	58,886	210,860	23,762	30,422	16,314	340,244
Income tax expense	19,138	44,286	5,004	6,389	3,439	78,256
Net income	$39,748	$166,574	$18,758	$24,033	$12,875	$261,988

Total assets	$14,250,780	$3,395,811	$922,071	$1,088,611	$781,365	$20,438,638
Goodwill	$863,507	$—	$—	$—	$64,498	$928,005
Other intangible assets, net	$57,129	$—	$—	$—	$14,845	$71,974

	Year Ended December 31, 2019
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$478,340	$88,129	$22,370	$12,735	$34,820	$636,394
Interest expense	59,327	43,577	9,753	5,704	12,867	131,228
Net interest income	419,013	44,552	12,617	7,031	21,953	505,166
Provision for credit losses	12,654	3,472	67	544	3,021	19,758
Noninterest income	69,005	118,188	1,999	8,915	6	198,113
Noninterest expense
Salaries and employee benefits	130,134	82,470	934	4,783	5,617	223,938
Occupancy and equipment expenses	35,281	4,666	5	269	375	40,596
Data processing and communications expenses	34,934	2,418	156	32	973	38,513
Other expenses	149,919	12,536	223	1,651	4,561	168,890
Total noninterest expense	350,268	102,090	1,318	6,735	11,526	471,937
Income before income tax expense	125,096	57,178	13,231	8,667	7,412	211,584
Income tax expense	31,609	12,202	2,778	1,820	1,734	50,143
Net income	$93,487	$44,976	$10,453	$6,847	$5,678	$161,441

Total assets	$13,063,461	$3,636,321	$527,527	$267,273	$747,997	$18,242,579
Goodwill	$867,139	$—	$—	$—	$64,498	$931,637
Other intangible assets, net	$73,737	$—	$—	$—	$17,849	$91,586

NOTE 23. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2021 and 2020
(dollars in thousands)

	2021	2020
Assets
Cash and due from banks	$239,822	$167,643
Investment in subsidiaries	3,154,148	2,911,488
Other assets	27,340	16,564
Total assets	$3,421,310	$3,095,695

Liabilities
Other liabilities	$27,901	$24,212
Other borrowings	300,630	300,050
Subordinated deferrable interest debentures	126,328	124,345
Total liabilities	454,859	448,607
Shareholders' equity	2,966,451	2,647,088
Total liabilities and shareholders' equity	$3,421,310	$3,095,695

Condensed Statements of Income
Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands)

	2021	2020	2019
Income
Dividends from subsidiaries	$142,000	$93,000	$67,200
Other income	101	910	493
Total income	142,101	93,910	67,693

Expense
Interest expense	19,610	17,616	16,264
Other expense	13,031	8,300	12,199
Total expense	32,641	25,916	28,463

Income before taxes and equity in undistributed income of subsidiaries	109,460	67,994	39,230
Income tax benefit	6,878	5,225	5,603
Income before equity in undistributed income of subsidiaries	116,338	73,219	44,833
Equity in undistributed income of subsidiaries	260,575	188,769	116,608
Net income	$376,913	$261,988	$161,441

Condensed Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(dollars in thousands)

	2021	2020	2019
OPERATING ACTIVITIES
Net income	$376,913	$261,988	$161,441
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	7,948	3,810	3,424
Undistributed earnings of subsidiaries	(260,575)	(188,769)	(116,608)
(Decrease) increase in interest payable	(36)	847	33
(Increase) decrease in tax receivable	(6,238)	6,001	(6,860)
Provision for deferred taxes	1,694	(1,225)	1,595
Gain on sale of equity security	—	—	(61)
Change attributable to other operating activities	3,678	7,652	(2,396)
Total adjustments	(253,529)	(171,684)	(120,873)
Net cash provided by operating activities	123,384	90,304	40,568

INVESTING ACTIVITIES
(Increase) decrease in other investments	(4,500)	(8,012)	282
Repayment of advances to subsidiary bank	—	—	10,000
Investment in subsidiary	—	(75,000)	—
Net cash proceeds received from acquisitions	—	—	34,939
Proceeds from bank owned life insurance	—	2,383	—
Net cash (used in) provided by investing activities	(4,500)	(80,629)	45,221

FINANCING ACTIVITIES
Purchase of treasury shares	(9,439)	(7,995)	(18,410)
Dividends paid - common stock	(41,798)	(41,685)	(24,675)
Proceeds from other borrowings	—	108,149	117,572
Repayment of other borrowings	—	(5,155)	(70,000)
Proceeds from exercise of stock options	4,532	2,262	5,139
Net cash (used in) provided by financing activities	(46,705)	55,576	9,626

Net change in cash and cash equivalents	72,179	65,251	95,415
Cash and cash equivalents at beginning of year	167,643	102,392	6,977
Cash and cash equivalents at end of year	$239,822	$167,643	$102,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$19,646	$16,769	$16,173
Cash received during the year for income taxes	$(2,367)	$(10,000)	$—

NOTE 24. LOAN SERVICING RIGHTS

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	December 31, 2021	December 31, 2020
Loan Servicing Rights
Residential mortgage	$206,944	$130,630
SBA	5,556	5,839
Indirect automobile	—	73
Total loan servicing rights	$212,500	$136,542

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

During the years ended December 31, 2021, 2020 and 2019, the Company recorded servicing fee income of $51.4 million, $31.1 million and $14.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Residential mortgage servicing rights
Beginning carrying value, net	$130,630	$94,902	$11,814
Additions	93,229	98,182	12,559
Addition due to acquisition	—	—	78,855
Amortization	(30,540)	(23,151)	(8,222)
(Impairment)/recoveries	13,625	(39,303)	(104)
Ending carrying value, net	$206,944	$130,630	$94,902

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Residential mortgage servicing impairment
Beginning balance	$39,407	$104	$—
Additions	1,398	39,303	1,564
Recoveries	(15,023)	—	(1,460)
Ending balance	$25,782	$39,407	$104

The key metrics and the sensitivity of the residential mortgage servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2021	December 31, 2020
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$16,786,442	$13,764,529
Composition of residential loans serviced for others:
FHLMC	21.88%	21.55%
FNMA	60.26%	61.75%
GNMA	17.86%	16.70%
Total	100.00%	100.00%
Weighted average term (months)	341	340
Weighted average age (months)	20	20
Modeled prepayment speed	12.96%	18.82%
Decline in fair value due to a 10% adverse change	(8,368)	(7,154)
Decline in fair value due to a 20% adverse change	(16,157)	(13,664)
Weighted average discount rate	8.77%	9.50%
Decline in fair value due to a 10% adverse change	(6,984)	(4,304)
Decline in fair value due to a 20% adverse change	(13,504)	(8,321)

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

During the years ended December 31, 2021, 2020 and 2019, the Company recorded servicing fee income of $4.0 million, $4.4 million and $3.6 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
SBA servicing rights
Beginning carrying value, net	$5,839	$7,886	$3,012
Additions	954	1,571	1,004
Addition due to acquisition	—	—	5,242
Purchase accounting adjustment	—	(1,214)	—
Amortization	(2,142)	(1,640)	(1,231)
(Impairment)/recovery	905	(764)	(141)
Ending carrying value, net	$5,556	$5,839	$7,886

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
SBA servicing impairment
Beginning balance	$905	$141	$—
Additions	—	1,645	141
Recoveries	(905)	(881)	—
Ending balance	$—	$905	$141

The key metrics and the sensitivity of the SBA servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2021	December 31, 2020
SBA servicing rights
Unpaid principal balance of loans serviced for others	$410,167	$351,325
Weighted average life (in years)	3.65	3.46
Modeled prepayment speed	17.68%	19.14%
Decline in fair value due to a 10% adverse change	(291)	(335)
Decline in fair value due to a 20% adverse change	(557)	(636)
Weighted average discount rate	11.92%	9.55%
Decline in fair value due to a 100 basis point adverse change	(144)	(151)
Decline in fair value due to a 200 basis point adverse change	(282)	(295)

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

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Indirect automobile servicing rights
Beginning carrying value, net	$73	$247	$—
Addition due to acquisition	—	—	777
Amortization	(73)	(174)	(268)
Impairment	—	—	(262)
Ending carrying value, net	$—	$73	$247

During the years ended December 31, 2021, 2020 and 2019, the Company recorded servicing fee income of $616,000, $1.7 million and $2.3 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERIS BANCORP

Date: February 28, 2022	By:	/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr.,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2022.

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