Form 10-Q
period 2022-03-31
Ameris Bancorp
filed 2022-05-06
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

 There were 69,435,779 shares of Common Stock outstanding as of April 30, 2022.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Cash and due from banks	$257,316	$307,813
Federal funds sold and interest-bearing deposits in banks	3,541,144	3,756,844
Cash and cash equivalents	3,798,460	4,064,657

Debt securities available-for-sale, at fair value	579,204	592,621
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $82,489 and $78,206)	91,454	79,850
Other investments	49,395	47,552
Loans held for sale, at fair value	901,550	1,254,632

Loans, net of unearned income	16,143,801	15,874,258
Allowance for credit losses	(161,251)	(167,582)
Loans, net	15,982,550	15,706,676

Other real estate owned, net	1,910	3,810
Premises and equipment, net	224,293	225,400
Goodwill	1,022,345	1,012,620
Other intangible assets, net	120,757	125,938
Cash value of bank owned life insurance	332,914	331,146
Other assets	455,460	413,419
Total assets	$23,560,292	$23,858,321

Liabilities
Deposits:
Noninterest-bearing	$7,870,207	$7,774,823
Interest-bearing	11,718,234	11,890,730
Total deposits	19,588,441	19,665,553
Securities sold under agreements to repurchase	2,065	5,845
Other borrowings	425,520	739,879
Subordinated deferrable interest debentures	126,827	126,328
Other liabilities	410,280	354,265
Total liabilities	20,553,133	20,891,870

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,212,322 and 72,017,126 shares issued	72,212	72,017
Capital surplus	1,928,702	1,924,813
Retained earnings	1,077,725	1,006,436
Accumulated other comprehensive income, net of tax	(1,841)	15,590
Treasury stock, at cost, 2,773,238 and 2,407,898 shares	(69,639)	(52,405)
Total shareholders’ equity	3,007,159	2,966,451
Total liabilities and shareholders’ equity	$23,560,292	$23,858,321

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income
Interest and fees on loans	$177,566	$171,157
Interest on taxable securities	4,239	6,118
Interest on nontaxable securities	186	141
Interest on deposits in other banks and federal funds sold	1,383	534
Total interest income	183,374	177,950

Interest expense
Interest on deposits	4,092	6,798
Interest on other borrowings	6,738	6,175
Total interest expense	10,830	12,973

Net interest income	172,544	164,977
Provision for loan losses	(2,734)	(16,579)
Provision for unfunded commitments	9,009	(11,839)
Provision for other credit losses	(44)	(173)
Provision for credit losses	6,231	(28,591)
Net interest income after provision for credit losses	166,313	193,568

Noninterest income
Service charges on deposit accounts	11,058	10,829
Mortgage banking activity	62,938	98,486
Other service charges, commissions and fees	939	1,016
Net loss on securities	(27)	(12)
Other noninterest income	12,003	7,654
Total noninterest income	86,911	117,973

Noninterest expense
Salaries and employee benefits	84,281	95,985
Occupancy and equipment	12,727	11,781
Data processing and communications expenses	12,572	11,884
Credit resolution-related expenses	(965)	547
Advertising and marketing	1,988	1,431
Amortization of intangible assets	5,181	4,126
Merger and conversion charges	977	—
Loan servicing expense	8,919	5,900
Other noninterest expenses	18,140	17,144
Total noninterest expense	143,820	148,798

Income before income tax expense	109,404	162,743
Income tax expense	27,706	37,781
Net income	81,698	124,962

Other comprehensive income (loss)
Net unrealized holding losses arising during period on investment securities available-for-sale, net of tax benefit of $(4,633) and $(1,972)	(17,431)	(7,415)
Total other comprehensive income (loss)	(17,431)	(7,415)
Comprehensive income	$64,267	$117,547

Basic earnings per common share	$1.18	$1.80
Diluted earnings per common share	$1.17	$1.79
Weighted average common shares outstanding
Basic	69,346	69,392
Diluted	69,661	69,741
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	145,393	145	1,196	—	—	—	—	1,341
Proceeds from exercise of stock options	49,803	50	1,395	—	—	—	—	1,445
Share-based compensation	—	—	1,298	—	—	—	—	1,298
Purchase of treasury shares	—	—	—	—	—	365,340	(17,234)	(17,234)
Net income	—	—	—	81,698	—	—	—	81,698
Dividends on common shares ($0.15 per share)	—	—	—	(10,409)	—	—	—	(10,409)
Other comprehensive loss during the period	—	—	—	—	(17,431)	—	—	(17,431)
Balance, March 31, 2022	72,212,322	$72,212	$1,928,702	$1,077,725	$(1,841)	2,773,238	$(69,639)	$3,007,159

	Three Months Ended March 31, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	86,075	86	513	—	—	—	—	599
Proceeds from exercise of stock options	114,308	114	2,888	—	—	—	—	3,002
Share-based compensation	—	—	1,304	—	—	—	—	1,304
Purchase of treasury shares	—	—	—	—	—	28,438	(1,456)	(1,456)
Net income	—	—	—	124,962	—	—	—	124,962
Dividends on common shares ($0.15 per share)	—	—	—	(10,488)	—	—	—	(10,488)
Other comprehensive loss during the period	—	—	—	—	(7,415)	—	—	(7,415)
Balance, March 31, 2021	71,954,088	$71,954	$1,917,990	$785,984	$26,090	2,240,662	$(44,422)	$2,757,596

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$81,698	$124,962
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	4,553	4,080
Net (gains) losses on sale or disposal of premises and equipment	37	139
Net write-downs on other assets	—	122
Provision for credit losses	6,231	(28,591)
Net write-downs and (gains) losses on sale of other real estate owned	(1,459)	(560)
Share-based compensation expense	1,499	1,753
Amortization of intangible assets	5,181	4,126
Amortization of operating lease right of use assets	2,904	2,979
Provision for deferred taxes	6,435	12,919
Net amortization of investment securities available-for-sale	392	1,121
Net amortization of investment securities held-to-maturity	26	—
Net amortization of other investments	252	—
Net loss on securities	27	12
Accretion of discount on purchased loans, net	(1,006)	(6,127)
Net amortization on other borrowings	108	112
Amortization of subordinated deferrable interest debentures	499	488
Loan servicing asset impairment (recovery)	(9,654)	(10,639)
Originations of mortgage loans held for sale	(1,220,771)	(2,340,847)
Payments received on mortgage loans held for sale	10,505	10,680
Proceeds from sales of mortgage loans held for sale	1,464,735	1,816,503
Net (gains) losses on sale of mortgage loans held for sale	22,792	(41,720)
Originations of SBA loans	(14,042)	(11,976)
Proceeds from sales of SBA loans	20,461	12,518
Net gains on sale of SBA loans	(2,325)	(1,192)
Increase in cash surrender value of bank owned life insurance	(1,768)	(814)
Gain on bank owned life insurance proceeds	—	(603)
Net gains on other loans held for sale	—	(457)
Change attributable to other operating activities	(16,887)	(13,597)
Net cash provided by (used in) operating activities	360,423	(464,609)

Investing Activities, net of effects of business combinations
Purchases of securities available-for-sale	(15,667)	—
Purchases of investment securities held-to-maturity	(12,036)	—
Proceeds from maturities and paydowns of securities available-for-sale	42,844	112,730
Proceeds from maturities and paydowns of securities held-to-maturity	406	—
Net (increase) decrease in other investments	(2,122)	570
Net increase in loans	(205,189)	(72,093)
Purchases of premises and equipment	(3,550)	(13,809)
Proceeds from sale of premises and equipment	—	930
Proceeds from sales of other real estate owned	3,524	4,048
Proceeds from bank owned life insurance	—	1,309
Payments received on other loans held for sale	—	9,136
Proceeds from sales of other loans held for sale	—	156,803
Net cash and cash equivalents paid in acquisitions	(13,237)	—
Net cash provided by (used in) investing activities	(205,027)	199,624

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$(77,112)	$918,050
Net decrease in securities sold under agreements to repurchase	(3,780)	(2,321)
Repayment of other borrowings	(314,467)	(36)
Proceeds from exercise of stock options	1,445	3,002
Dividends paid - common stock	(10,445)	(10,432)
Purchase of treasury shares	(17,234)	(1,456)
Net cash provided by (used in) financing activities	(421,593)	906,807

Net increase (decrease) in cash, cash equivalents and restricted cash	(266,197)	641,822
Cash, cash equivalents and restricted cash at beginning of period	4,064,657	2,117,306
Cash, cash equivalents and restricted cash at end of period	$3,798,460	$2,759,128

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9,022	$11,335
Income taxes	204	(1)
Loans transferred to other real estate owned	165	449
Loans transferred from loans held for sale to loans held for investment	71,727	48,313
Right-of-use assets obtained in exchange for new operating lease liabilities	1,537	—
Assets acquired in business acquisitions	10,023	—
Liabilities assumed in business acquisitions	(3,214)	—
Change in unrealized gain (loss) on securities available-for-sale, net of tax	(17,431)	(7,415)
Security purchases settled in a subsequent period	(36,216)	—

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2022

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2022, the Bank operated 165 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. Restricted cash held for securitization investors, which are reported on the Company's consolidated balance sheets in cash and due from banks, was $0 and $43.0 million at March 31, 2022 and December 31, 2021, respectively.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Accounting Standards Pending Adoption

ASU No. 2022-02 – Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the troubled debt restructuring ("TDR") measurement and recognition guidance and requires that entities evaluate whether the modification represents a new loan or a continuation of an existing loan consistent with the accounting for other loan modifications. Additional disclosures relating to modifications to borrowers experiencing financial difficulty are required under ASU 2022-02. ASU 2022-02 also requires disclosure of current-period gross writeoffs by year of origination. ASU 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The amendments of ASU 2022-02 should be adopted prospectively. The amendments related to the recognition and measurement of TDRs may optionally be adopted using a modified retrospective transition method.

Early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements of adopting ASU 2022-02.

ASU No. 2021-01 – Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"). ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact on the consolidated financial statements of adopting ASU 2021-01.

ASU No. 2020-04 – Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments, which are elective, provide expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. The optional expedients for contract modifications apply consistently for all contracts or transactions within the relevant Codification Topic, Subtopic, or Industry Subtopic that contains the guidance that otherwise would be required to be applied, while those for hedging relationships can be elected on an individual hedging relationship basis. Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. The Company has established a working committee with representatives from relevant functional areas to inventory the contracts and accounts that are tied to LIBOR and develop a transition plan for the affected items. The Company is currently evaluating the impact on the consolidated financial statements of adopting ASU 2020-04.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
U.S. government sponsored agencies	$7,067	$17	$(12)	$7,072
State, county and municipal securities	43,416	727	(299)	43,844
Corporate debt securities	27,897	431	(150)	28,178
SBA pool securities	37,863	15	(929)	36,949
Mortgage-backed securities	465,291	1,733	(3,863)	463,161
Total debt securities available-for-sale	$581,534	$2,923	$(5,253)	$579,204

December 31, 2021
U.S. government sponsored agencies	$7,084	$88	$—	$7,172
State, county and municipal securities	45,470	2,342	—	47,812
Corporate debt securities	27,897	719	(120)	28,496
SBA pool securities	44,312	958	(69)	45,201
Mortgage-backed securities	448,124	15,822	(6)	463,940
Total debt securities available-for-sale	$572,887	$19,929	$(195)	$592,621

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
State, county and municipal securities	$13,905	$—	$(2,227)	$11,678
Mortgage-backed securities	77,549	—	(6,738)	70,811
Total debt securities held-to-maturity	$91,454	$—	$(8,965)	$82,489

December 31, 2021
State, county and municipal securities	$8,905	$4	$(198)	$8,711
Mortgage-backed securities	70,945	—	(1,450)	69,495
Total debt securities held-to-maturity	$79,850	$4	$(1,648)	$78,206

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of March 31, 2022, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$11,390	$11,446	$—	$—
Due from one year to five years	26,183	26,201	—	—
Due from five to ten years	43,452	44,052	—	—
Due after ten years	35,218	34,344	13,905	11,678
Mortgage-backed securities	465,291	463,161	77,549	70,811
	$581,534	$579,204	$91,454	$82,489

Securities with a carrying value of approximately $314.2 million and $366.7 million at March 31, 2022 and December 31, 2021, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2022
U.S. government sponsored agencies	$1,033	$(12)	$—	$—	$1,033	$(12)
State, county and municipal securities	10,209	(299)	—	—	10,209	(299)
Corporate debt securities	—	—	1,350	(150)	1,350	(150)
SBA pool securities	32,988	(871)	2,372	(58)	35,360	(929)
Mortgage-backed securities	242,704	(3,863)	1	—	242,705	(3,863)
Total debt securities available-for-sale	$286,934	$(5,045)	$3,723	$(208)	$290,657	$(5,253)

December 31, 2021
Corporate debt securities	$—	$—	$1,380	$(120)	$1,380	$(120)
SBA pool securities	1,312	(6)	2,572	(63)	3,884	(69)
Mortgage-backed securities	5,514	(6)	1	—	5,515	(6)
Total debt securities available-for-sale	$6,826	$(12)	$3,953	$(183)	$10,779	$(195)

As of March 31, 2022, the Company’s available-for-sale security portfolio consisted of 426 securities, 219 of which were in an unrealized loss position. At March 31, 2022, the Company held 180 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At March 31, 2022, the Company held 30 U.S. Small Business Administration (“SBA”) pool securities, six state, county and municipal securities, two corporate securities and one U.S. government sponsored agency security that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2022
State, county and municipal securities	$11,678	$(2,227)	$—	$—	$11,678	$(2,227)
Mortgage-backed securities	63,775	(6,738)	—	—	63,775	(6,738)
Total debt securities held-to-maturity	$75,453	$(8,965)	$—	$—	$75,453	$(8,965)

December 31, 2021
State, county and municipal securities	$3,707	$(198)	$—	$—	$3,707	$(198)
Mortgage-backed securities	69,495	(1,450)	—	—	69,495	(1,450)
Total debt securities held-to-maturity	$73,202	$(1,648)	$—	$—	$73,202	$(1,648)

As of March 31, 2022, the Company’s held-to-maturity security portfolio consisted of 16 securities, 15 of which were in an unrealized loss position. At March 31, 2022, the Company held 11 mortgage-backed securities and four state, county and municipal securities that were in an unrealized loss position.

During 2022 and 2021, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at March 31, 2022 or December 31, 2021.

At March 31, 2022 and December 31, 2021, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at March 31, 2022, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2022, management determined that none were attributable to credit impairment and no allowance for credit losses was recorded. The $5.3 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended March 31,
Allowance for credit losses	2022	2021
Beginning balance	$—	$112
Provision for expected credit losses	—	(11)
Ending balance	$—	$101

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net loss on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Unrealized holding losses on equity securities	$(27)	$(12)
Net loss on securities	$(27)	$(12)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial, financial and agricultural	$1,836,663	$1,875,993
Consumer installment	173,642	191,298
Indirect automobile	214,120	265,779
Mortgage warehouse	732,375	787,837
Municipal	547,926	572,701
Premium finance	819,163	798,409
Real estate – construction and development	1,577,215	1,452,339
Real estate – commercial and farmland	6,924,475	6,834,917
Real estate – residential	3,318,222	3,094,985
	$16,143,801	$15,874,258

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $50.6 million and $54.8 million at March 31, 2022 and December 31, 2021, respectively. The Company recorded an allowance for credit losses of $170,000 and $214,000 related to deferred interest on loans modified under its Disaster Relief Program at March 31, 2022 and December 31, 2021, respectively.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial, financial and agricultural	$13,198	$14,214
Consumer installment	561	476
Indirect automobile	706	947
Real estate – construction and development	847	492
Real estate – commercial and farmland	10,891	15,365
Real estate – residential	76,394	53,772
	$102,597	$85,266

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2022 and 2021.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial, financial and agricultural	$—	$164
Premium finance	289	—
Real estate – construction and development	304	209
Real estate – commercial and farmland	3,553	2,061
Real estate – residential	4,785	7,942
	$8,931	$10,376

The following table presents an analysis of past-due loans as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2022
Commercial, financial and agricultural	$5,422	$1,708	$11,500	$18,630	$1,818,033	$1,836,663	$1,153
Consumer installment	1,555	555	791	2,901	170,741	173,642	412
Indirect automobile	502	137	462	1,101	213,019	214,120	—
Mortgage warehouse	—	—	—	—	732,375	732,375	—
Municipal	—	—	—	—	547,926	547,926	—
Premium finance	5,872	4,620	4,728	15,220	803,943	819,163	4,727
Real estate – construction and development	26,729	468	972	28,169	1,549,046	1,577,215	287
Real estate – commercial and farmland	5,772	3,080	3,383	12,235	6,912,240	6,924,475	4
Real estate – residential	26,603	8,045	66,709	101,357	3,216,865	3,318,222	—
Total	$72,455	$18,613	$88,545	$179,613	$15,964,188	$16,143,801	$6,583

December 31, 2021
Commercial, financial and agricultural	$3,431	$2,005	$12,017	$17,453	$1,858,540	$1,875,993	$1,165
Consumer installment	1,786	871	891	3,548	187,750	191,298	584
Indirect automobile	772	185	473	1,430	264,349	265,779	—
Mortgage warehouse	—	—	—	—	787,837	787,837	—
Municipal	—	—	—	—	572,701	572,701	—
Premium finance	6,992	4,340	9,134	20,466	777,943	798,409	9,134
Real estate – construction and development	16,601	1,398	2,190	20,189	1,432,150	1,452,339	1,758
Real estate – commercial and farmland	6,713	1,150	5,924	13,787	6,821,130	6,834,917	7
Real estate – residential	17,729	4,266	49,839	71,834	3,023,151	3,094,985	—
Total	$54,024	$14,215	$80,468	$148,707	$15,725,551	$15,874,258	$12,648

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$2,261	$852	$2,613	$723
Premium finance	289	—	2,989	30
Real estate – construction and development	304	—	1,432	45
Real estate – commercial and farmland	11,466	795	33,332	6,646
Real estate – residential	14,826	1,989	11,712	453
	$29,146	$3,636	$52,078	$7,897

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of March 31, 2022 and December 31, 2021. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 9 at March 31, 2022 or December 31, 2021.

As of March 31, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$208,664	$764,033	$240,671	$163,163	$99,436	$70,393	$261,941	$1,808,301
6	—	167	92	93	156	2,551	541	3,600
7	7,008	1,055	1,245	3,654	1,725	7,043	3,032	24,762
Total commercial, financial and agricultural	$215,672	$765,255	$242,008	$166,910	$101,317	$79,987	$265,514	$1,836,663
Consumer Installment
Risk Grade:
Pass	$18,541	$21,321	$51,632	$32,530	$24,305	$18,621	$5,259	$172,209
6	—	—	—	—	—	133	5	138
7	7	71	133	310	193	446	135	1,295
Total consumer installment	$18,548	$21,392	$51,765	$32,840	$24,498	$19,200	$5,399	$173,642
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$17,396	$86,176	$108,956	$—	$212,528
6	—	—	—	—	8	25	—	33
7	—	—	—	52	293	1,214	—	1,559
Total indirect automobile	$—	$—	$—	$17,448	$86,477	$110,195	$—	$214,120
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$732,375	$732,375
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$732,375	$732,375
Municipal
Risk Grade:
Pass	$2,184	$43,031	$213,311	$13,860	$5,119	$270,421	$—	$547,926
Total municipal	$2,184	$43,031	$213,311	$13,860	$5,119	$270,421	$—	$547,926
Premium Finance
Risk Grade:
Pass	$411,397	$402,635	$214	$—	$—	$189	$—	$814,435
7	—	4,728	—	—	—	—	—	4,728
Total premium finance	$411,397	$407,363	$214	$—	$—	$189	$—	$819,163
Real Estate – Construction and Development
Risk Grade:
Pass	$167,646	$863,262	$261,650	$147,418	$16,040	$65,629	$22,118	$1,543,763
6	1,221	9,210	484	—	6,798	1,276	—	18,989
7	—	378	211	7	12,872	995	—	14,463
Total real estate – construction and development	$168,867	$872,850	$262,345	$147,425	$35,710	$67,900	$22,118	$1,577,215

As of March 31, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$439,047	$2,079,527	$1,203,580	$1,074,253	$514,681	$1,464,276	$66,390	$6,841,754
6	—	—	—	—	676	22,416	—	23,092
7	—	4,798	2,595	5,587	9,610	37,020	19	59,629
Total real estate – commercial and farmland	$439,047	$2,084,325	$1,206,175	$1,079,840	$524,967	$1,523,712	$66,409	$6,924,475
Real Estate - Residential
Risk Grade:
Pass	$284,325	$1,205,153	$606,135	$308,373	$136,724	$474,015	$211,941	$3,226,666
6	64	143	65	1,092	495	3,909	48	5,816
7	33	6,629	18,465	24,112	12,197	22,538	1,766	85,740
Total real estate - residential	$284,422	$1,211,925	$624,665	$333,577	$149,416	$500,462	$213,755	$3,318,222
Total Loans
Risk Grade:
Pass	$1,531,804	$5,378,962	$2,577,193	$1,756,993	$882,481	$2,472,500	$1,300,024	$15,899,957
6	1,285	9,520	641	1,185	8,133	30,310	594	51,668
7	7,048	17,659	22,649	33,722	36,890	69,256	4,952	192,176
Total loans	$1,540,137	$5,406,141	$2,600,483	$1,791,900	$927,504	$2,572,066	$1,305,570	$16,143,801

As of December 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$903,630	$279,037	$188,810	$118,613	$50,737	$40,376	$262,951	$1,844,154
6	190	—	393	427	368	1,832	1,961	5,171
7	9,216	1,268	4,098	1,472	2,566	6,019	2,029	26,668
Total commercial, financial and agricultural	$913,036	$280,305	$193,301	$120,512	$53,671	$48,227	$266,941	$1,875,993
Consumer Installment
Risk Grade:
Pass	$35,781	$59,221	$37,195	$27,266	$9,787	$11,021	$9,437	$189,708
6	—	—	—	—	—	135	5	140
7	59	283	290	216	103	405	94	1,450
Total consumer installment	$35,840	$59,504	$37,485	$27,482	$9,890	$11,561	$9,536	$191,298
Indirect Automobile
Risk Grade:
Pass	$—	$—	$20,276	$101,969	$90,294	$51,468	$—	$264,007
6	—	—	—	24	10	19	—	53
7	—	—	55	234	384	1,046	—	1,719
Total indirect automobile	$—	$—	$20,331	$102,227	$90,688	$52,533	$—	$265,779

As of December 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total

Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Municipal
Risk Grade:
Pass	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Total municipal	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Premium Finance
Risk Grade:
Pass	$787,884	$1,059	$26	$—	$302	$4	$—	$789,275
7	9,039	95	—	—	—	—	—	9,134
Total premium finance	$796,923	$1,154	$26	$—	$302	$4	$—	$798,409
Real Estate – Construction and Development
Risk Grade:
Pass	$826,094	$290,814	$176,476	$35,773	$24,533	$44,514	$21,267	$1,419,471
6	6,527	549	—	15,260	—	2,101	—	24,437
7	1,143	678	7	2,476	57	1,011	3,059	8,431
Total real estate – construction and development	$833,764	$292,041	$176,483	$53,509	$24,590	$47,626	$24,326	$1,452,339
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$2,186,291	$1,205,578	$1,119,239	$542,295	$486,477	$1,103,675	$80,379	$6,723,934
6	416	—	1,036	14,760	5,334	21,665	—	43,211
7	4,709	2,682	11,109	9,076	4,861	35,315	20	67,772
Total real estate – commercial and farmland	$2,191,416	$1,208,260	$1,131,384	$566,131	$496,672	$1,160,655	$80,399	$6,834,917
Real Estate - Residential
Risk Grade:
Pass	$1,171,008	$638,232	$329,247	$149,990	$108,538	$408,240	$217,982	$3,023,237
6	145	66	1,106	505	356	3,717	49	5,944
7	2,405	10,167	21,239	11,376	4,597	13,970	2,050	65,804
Total real estate - residential	$1,173,558	$648,465	$351,592	$161,871	$113,491	$425,927	$220,081	$3,094,985
Total Loans
Risk Grade:
Pass	$5,955,415	$2,693,326	$1,886,100	$981,400	$879,708	$1,838,522	$1,379,853	$15,614,324
6	7,278	615	2,535	30,976	6,068	29,469	2,015	78,956
7	26,571	15,173	36,798	24,850	12,568	57,766	7,252	180,978
Total loans	$5,989,264	$2,709,114	$1,925,433	$1,037,226	$898,344	$1,925,757	$1,389,120	$15,874,258

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed to be troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first three months of 2022 and 2021 totaling $132.0 million and $118.0 million, respectively, under such parameters.

As of March 31, 2022 and December 31, 2021, the Company had a balance of $50.0 million and $76.6 million, respectively, in troubled debt restructurings. The Company has recorded $654,000 in previous charge-offs on such loans at each of March 31, 2022 and December 31, 2021. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $3.4 million and $10.5 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the loans by class modified as troubled debt restructurings which occurred during the three months ended March 31, 2022 and 2021. These modifications did not have a material impact on the Company’s allowance for credit losses.

	Three Months Ended March 31,
	2022		2021
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	4	$463
Premium finance	5	162	—	—
Real estate – commercial and farmland	—	—	2	7,658
Real estate – residential	3	977	5	572
Total	8	$1,139	11	$8,693

The following table presents the outstanding balance of troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three months ended March 31, 2022 and 2021. These defaults did not have a material impact on the Company's allowance for credit losses.

	Three Months Ended March 31,
	2022		2021
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	3	$56
Consumer installment	1	3	5	6
Indirect automobile	14	49	16	94
Real estate – construction and development	—	—	1	1
Real estate – commercial and farmland	2	1,569	2	5,193
Real estate – residential	18	2,793	11	809
Total	35	$4,414	38	$6,159

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at March 31, 2022 and December 31, 2021:

March 31, 2022	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$868	4	$72
Consumer installment	6	13	16	31
Indirect automobile	215	893	46	221
Premium finance	5	162	—	—
Real estate – construction and development	3	725	1	11
Real estate – commercial and farmland	21	17,161	4	788
Real estate – residential	207	24,664	38	4,341
Total	466	$44,486	109	$5,464

December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer installment	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	25	35,575	5	5,924
Real estate – residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

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

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged off in accordance with the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to an Asset Quality Rating of 9 (Loss per the regulatory guidance), the uncollectible portion is charged off.

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

During the three months ended March 31, 2022, the allowance for credit losses decreased due to improvement in forecasted macroeconomic factors. The allowance for credit losses was determined at March 31, 2022 using a weighting of four economic forecasts from Moody's. The Moody's baseline scenario was weighted at 15%, the downside 90th percentile S-3 scenario was weighted at 65%, the slower trend growth scenario was weighted at 10% and the stagflation scenario was weighted at 10%. The allowance for credit losses was determined at December 31, 2021 using a weighting of five economic forecasts from Moody's. The Moody's baseline scenario was weighted at 10%, the downside 75th percentile S-2 scenario was weighted at 10%, the downside 90th percentile S-3 scenario was weighted at 50%, the slower trend growth scenario was weighted at 20% and the stagflation scenario was weighted at 10%. The current forecast reflects, among other things, improvements in forecast levels of home prices, commercial real estate prices and unemployment compared with the forecast at December 31, 2021.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729
Provision for loan losses	215	789	(290)	(221)	(17)	(92)
Loans charged off	(4,414)	(1,425)	(88)	—	—	(1,369)
Recoveries of loans previously charged off	2,896	158	275	—	—	1,247
Balance, March 31, 2022	$25,526	$5,619	$373	$3,010	$384	$2,515

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582
Provision for loan losses	4,568	(9,552)	1,866	(2,734)
Loans charged off	—	(1,283)	—	(8,579)
Recoveries of loans previously charged off	218	37	151	4,982
Balance, March 31, 2022	$26,831	$67,033	$29,960	$161,251

Three Months Ended March 31, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Provision for loan losses	2,575	5,806	(528)	(145)	(1)	442
Loans charged off	(2,370)	(1,448)	(829)	—	—	(1,343)
Recoveries of loans previously charged off	727	356	700	—	—	1,122
Balance, March 31, 2021	$8,291	$8,790	$1,272	$3,521	$790	$4,100

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422
Provision for loan losses	(22,587)	3,671	(5,812)	(16,579)
Loans charged off	(26)	(1,395)	(163)	(7,574)
Recoveries of loans previously charged off	167	41	188	3,301
Balance, March 31, 2021	$22,858	$91,211	$37,737	$178,570

NOTE 4 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At March 31, 2022 and December 31, 2021, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuates on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value falls below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Securities sold under agreements to repurchase	$2,065	$5,845

At March 31, 2022 and December 31, 2021 the investment securities underlying these agreements included state, county and municipal securities and mortgage-backed securities.

NOTE 5 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2022	December 31, 2021
FHLB borrowings:
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	$15,000	$15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,397	1,400
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	967	969
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,385	1,421

Subordinated notes payable:
Subordinated notes payable due June 1, 2026, net of unaccreted purchase accounting fair value adjustment of $— and $500, respectively; fixed interest rate of 5.50%	—	50,500
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $649 and $681, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,351	74,319
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,862 and $1,923, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	118,138	118,077
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $997 and $1,028, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	75,997	76,028
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,715 and $1,766, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,285	108,234
Securitzation Facilities:
Equipment contract backed notes, Series 2018-1 (BCC XIV) due on various dates through 2025 and bear a weighted-average interest rate of 5.11%	—	19,199
Equipment contract backed notes, Series 2019-1 (BCC XVI) due on various dates through 2027 and bear a weighted-average interest rate of 2.84%	—	139,329
Equipment contract backed notes, Series 2020-1 (BCC XVII) due on various dates through 2027 and bear a weighted-average interest rate of 1.48%	—	105,403
	$425,520	$739,879

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2022, $4.23 billion was available for borrowing on lines with the FHLB.

As of March 31, 2022, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2022, the Bank had $2.80 billion of loans pledged at the Federal Reserve discount window and had $2.18 billion available for borrowing.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statement of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive income balances as well as changes in each of the respective components, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2022
Balance, December 31, 2021	$15,590	$15,590
Current year changes, net of tax	(17,431)	(17,431)
Balance, March 31, 2022	$(1,841)	$(1,841)

Three Months Ended March 31, 2021
Balance, December 31, 2020	$33,505	$33,505
Current year changes, net of tax	(7,415)	(7,415)
Balance, March 31, 2021	$26,090	$26,090

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
(share data in thousands)	2022	2021
Average common shares outstanding	69,346	69,392
Common share equivalents:
Stock options	31	81
Nonvested restricted share grants	167	172
Performance stock units	117	96
Average common shares outstanding, assuming dilution	69,661	69,741

For the three-month periods ended March 31, 2022 and 2021, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	March 31, 2022	December 31, 2021
Mortgage loans held for sale	$899,009	$1,247,997
SBA loans held for sale	2,541	6,635
Total loans held for sale	$901,550	$1,254,632

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

A net loss of $43.9 million resulting from changes in fair value of these mortgage loans was recorded in income during the three months ended March 31, 2022. For the three months ended March 31, 2021, a net loss of $25.1 million resulting from changes in fair value of these mortgage loans was recorded in income. A net gain of $26.0 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans was recorded in income during the three months ended March 31, 2022. For the three months ended March 31, 2021, a net gain of $27.5 million resulting from changes in the fair value of the related derivative financial instruments was recorded in income. The changes in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Aggregate fair value of mortgage loans held for sale	$899,009	$1,247,997
Aggregate unpaid principal balance of mortgage loans held for sale	906,552	1,211,646
Past-due loans of 90 days or more	466	746
Nonaccrual loans	466	746
Unpaid principal balance of nonaccrual loans	475	718

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Aggregate fair value of SBA loans held for sale	$2,541	$6,635
Aggregate unpaid principal balance of SBA loans held for sale	2,427	5,825
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2022 and December 31, 2021:

	Recurring Basis Fair Value Measurements
	March 31, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. government sponsored agencies	$7,072	$—	$7,072	$—
State, county and municipal securities	43,844	—	43,844	—
Corporate debt securities	28,178	—	26,828	1,350
SBA pool securities	36,949	—	36,949	—
Mortgage-backed securities	463,161	—	463,161	—
Loans held for sale	901,550	—	901,550	—
Mortgage banking derivative instruments	37,182	—	37,182	—
Total recurring assets at fair value	$1,517,936	$—	$1,516,586	$1,350

	Recurring Basis Fair Value Measurements
	December 31, 2021
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. government sponsored agencies	$7,172	$—	$7,172	$—
State, county and municipal securities	47,812	—	47,812	—
Corporate debt securities	28,496	—	27,116	1,380
SBA pool securities	45,201	—	45,201	—
Mortgage-backed securities	463,940	—	463,940	—
Loans held for sale	1,254,632	—	1,254,632	—
Mortgage banking derivative instruments	11,940	—	11,940	—
Total recurring assets at fair value	$1,859,193	$—	$1,857,813	$1,380
Financial liabilities:
Mortgage banking derivative instruments	$710	$—	$710	$—
Total recurring liabilities at fair value	$710	$—	$710	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2022 and December 31, 2021:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Collateral-dependent loans	$25,510	$—	$—	$25,510
Other real estate owned	399	—	—	399
Mortgage servicing rights	232,236	—	—	232,236
Total nonrecurring assets at fair value	$258,145	$—	$—	$258,145

December 31, 2021
Collateral-dependent loans	$44,181	$—	$—	$44,181
Mortgage servicing rights	206,944	—	—	206,944
Total nonrecurring assets at fair value	$251,125	$—	$—	$251,125

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2022 and the year ended December 31, 2021, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2022
Recurring:
Debt securities available-for-sale	$1,350	Discounted par values	Discount rate	10.0%	10.0%
Nonrecurring:
Collateral-dependent loans	$25,510	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	34%
Other real estate owned	$399	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 47%	21%
Mortgage servicing rights	$232,236	Discounted cash flows	Discount rate	10% - 11%	10%
			Prepayment speed	5% - 23%	8%

December 31, 2021
Recurring:
Debt securities available-for-sale	$1,380	Discounted par values	Discount Rate	8.0%	8.0%
Nonrecurring:
Collateral-dependent loans	$44,181	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	39%
Mortgage servicing rights	$206,944	Discounted cash flows	Discount rate	9% - 10%	9%
			Prepayment speed	10% - 40%	13%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		March 31, 2022
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$257,316	$257,316	$—	$—	$257,316
Federal funds sold and interest-bearing accounts	3,541,144	3,541,144	—	—	3,541,144
Debt securities held-to-maturity	91,454	—	82,489	—	82,489
Loans, net	15,957,040	—	—	15,927,461	15,927,461
Accrued interest receivable	53,036	—	2,598	50,438	53,036
Financial liabilities:
Deposits	19,588,441	—	19,590,158	—	19,590,158
Securities sold under agreements to repurchase	2,065	2,065	—	—	2,065
Other borrowings	425,520	—	431,131	—	431,131
Subordinated deferrable interest debentures	126,827	—	117,196	—	117,196
Accrued interest payable	6,121	—	6,121	—	6,121

		Fair Value Measurements
		December 31, 2021
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$307,813	$307,813	$—	$—	$307,813
Federal funds sold and interest-bearing accounts	3,756,844	3,756,844	—	—	3,756,844
Debt securities held-to-maturity	79,850	—	78,206	—	78,206
Loans, net	15,662,495	—	—	15,509,410	15,509,410
Accrued interest receivable	56,917	—	2,373	54,544	56,917
Financial liabilities:
Deposits	19,665,553	—	19,667,612	—	19,667,612
Securities sold under agreements to repurchase	5,845	5,845	—	—	5,845
Other borrowings	739,879	—	760,829	—	760,829
Subordinated deferrable interest debentures	126,328	—	117,764	—	117,764
Accrued interest payable	4,313	—	4,313	—	4,313

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$4,817,539	$4,328,749
Unused home equity lines of credit	284,144	272,029
Financial standby letters of credit	31,440	36,184
Mortgage interest rate lock commitments	520,939	417,126

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2022 and the year ended December 31, 2021.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance at beginning of period	$33,185	$32,854
Provision for unfunded commitments	9,009	(11,839)
Balance at end of period	$42,194	$21,015

Other Commitments

As of March 31, 2022, letters of credit issued by the FHLB totaling $420.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

COVID-19

The COVID-19 pandemic has caused significant and unprecedented economic dislocation in the United States. As a result of the pandemic, many commercial customers experienced varying levels of disruptions or restrictions on their business activities, and many consumers experienced interrupted income or unemployment. We have outstanding loans to borrowers in certain industries that have been particularly susceptible to the effects of the pandemic, such as hotels, restaurants and other retail businesses. Given the ongoing and dynamic nature of the circumstances, it remains difficult to predict the full impact of the COVID-19 pandemic on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps will be sufficiently effective or achieve their desired results on a long-term basis. The extent of such impact from the COVID-19 pandemic and related mitigation efforts will depend on future developments, which remain uncertain, including, but not limited to, the potential for a resurgence or additional waves or variants of the coronavirus, actions to contain or treat the virus and how quickly normal economic and operating conditions resume in a sustainable manner. This could cause a material, adverse effect on the Company’s business, financial condition and results of operations, including increases in loan delinquencies, problem assets and foreclosures; decreases in the value of collateral securing our loans; increases in our allowance for credit losses; and decreases in the value of our intangible assets.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$129,290	$32,832	$6,813	$6,780	$7,659	$183,374
Interest expense	(4,455)	13,537	366	769	613	10,830
Net interest income	133,745	19,295	6,447	6,011	7,046	172,544
Provision for credit losses	5,226	1,587	(222)	(143)	(217)	6,231
Noninterest income	21,364	61,649	1,401	2,491	6	86,911
Noninterest expense
Salaries and employee benefits	49,195	31,614	283	1,271	1,918	84,281
Occupancy and equipment	11,074	1,471	1	99	82	12,727
Data processing and communications expenses	11,230	1,172	47	28	95	12,572
Other expenses	20,045	12,645	218	380	952	34,240
Total noninterest expense	91,544	46,902	549	1,778	3,047	143,820
Income before income tax expense	58,339	32,455	7,521	6,867	4,222	109,404
Income tax expense	16,996	6,815	1,579	1,442	874	27,706
Net income	$41,343	$25,640	$5,942	$5,425	$3,348	$81,698

Total assets	$17,409,973	$4,197,613	$703,558	$313,219	$935,929	$23,560,292
Goodwill	957,847	—	—	—	64,498	1,022,345
Other intangible assets, net	109,604	—	—	—	11,153	120,757

	Three Months Ended March 31, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$112,379	$30,199	$10,327	$18,034	$7,011	$177,950
Interest expense	(437)	11,215	421	1,399	375	12,973
Net interest income	112,816	18,984	9,906	16,635	6,636	164,977
Provision for credit losses	(23,904)	(4,553)	(145)	(547)	558	(28,591)
Noninterest income	16,738	97,640	980	2,611	4	117,973
Noninterest expense
Salaries and employee benefits	42,723	49,838	330	1,382	1,712	95,985
Occupancy and equipment	10,120	1,476	1	106	78	11,781
Data processing and communications expenses	10,201	1,546	49	1	87	11,884
Other expenses	19,710	8,189	33	295	921	29,148
Total noninterest expense	82,754	61,049	413	1,784	2,798	148,798
Income (loss) before income tax expense	70,704	60,128	10,618	18,009	3,284	162,743
Income tax expense (benefit)	18,456	12,627	2,230	3,782	686	37,781
Net income (loss)	$52,248	$47,501	$8,388	$14,227	$2,598	$124,962

Total assets	$14,591,933	$4,086,210	$886,004	$1,055,068	$807,912	$21,427,127
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	53,745	—	—	—	14,103	67,848

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	March 31, 2022	December 31, 2021
Loan Servicing Rights
Residential mortgage	$232,236	$206,944
SBA	5,384	5,556
Total loan servicing rights	$237,620	$212,500

Residential Mortgage Loans

The Company sells certain first-lien residential mortgage loans to third party investors, primarily the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the consolidated statements of income and comprehensive income as part of mortgage banking activity.

During the three-months ended March 31, 2022, the Company recorded servicing fee income of $17.1 million. During the three-months ended March 31, 2021, the Company recorded servicing fee income of $10.1 million. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing rights	2022	2021
Beginning carrying value, net	$206,944	$130,630
Additions	21,701	21,867
Amortization	(6,062)	(7,484)
Recoveries	9,653	9,733
Ending carrying value, net	$232,236	$154,746

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing valuation allowance	2022	2021
Beginning balance	$25,782	$39,407
Recoveries	(9,653)	(9,733)
Ending balance	$16,129	$29,674

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	March 31, 2022	December 31, 2021
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$17,534,847	$16,786,442
Composition of residential loans serviced for others:
FHLMC	21.85%	21.88%
FNMA	60.44%	60.26%
GNMA	17.71%	17.86%
Total	100.00%	100.00%
Weighted average term (months)	342	341
Weighted average age (months)	21	20
Modeled prepayment speed	8.35%	12.96%
Decline in fair value due to a 10% adverse change	(8,521)	(8,368)
Decline in fair value due to a 20% adverse change	(16,149)	(16,157)
Weighted average discount rate	9.77%	8.77%
Decline in fair value due to a 10% adverse change	(10,222)	(6,984)
Decline in fair value due to a 20% adverse change	(19,270)	(13,504)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of a change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the value of the residential mortgage servicing rights is calculated without changing any other input or assumption. In reality, a change in another factor may magnify or counteract the effect of the change in the first.

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

During the three-months ended March 31, 2022, the Company recorded servicing fee income of $876,000. During the three-months ended March 31, 2021, the Company recorded servicing fee income of $1.0 million. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended March 31,
SBA servicing rights	2022	2021
Beginning carrying value, net	$5,556	$5,839
Additions	538	230
Amortization	(710)	(529)
Recoveries	—	905
Ending carrying value, net	$5,384	$6,445

(dollars in thousands)	Three Months Ended March 31,
SBA servicing valuation allowance	2022	2021
Beginning balance	$—	$905
Recoveries	—	(905)
Ending balance	$—	$—

(dollars in thousands)	March 31, 2022	December 31, 2021
SBA servicing rights
Unpaid principal balance of loans serviced for others	$407,006	$410,167
Weighted average life (in years)	3.67	3.65
Modeled prepayment speed	17.54%	17.68%
Decline in fair value due to a 10% adverse change	(316)	(291)
Decline in fair value due to a 20% adverse change	(602)	(557)
Weighted average discount rate	10.19%	11.92%
Decline in fair value due to a 100 basis point adverse change	(159)	(144)
Decline in fair value due to a 200 basis point adverse change	(310)	(282)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of a change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the value of the SBA servicing rights is calculated without changing any other input or assumption. In reality, a change in another factor may magnify or counteract the effect of the change in the first.

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

(dollars in thousands)	Three Months Ended March 31,
Indirect automobile servicing rights	2022	2021
Beginning carrying value, net	$—	$73
Amortization	—	(44)
Ending carrying value, net	$—	$29

During the three-months ended March 31, 2022, the Company recorded servicing fee income of $83,000. During the three-months ended March 31, 2021, the Company recorded servicing fee income of $206,000. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2022, as compared with December 31, 2021, and operating results for the three-month periods ended March 31, 2022 and 2021. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2021 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2021 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $81.7 million, or $1.17 per diluted share, for the quarter ended March 31, 2022, compared with $125.0 million, or $1.79 per diluted share, for the same period in 2021. The Company’s return on average assets and average shareholders’ equity were 1.42% and 11.06%, respectively, in the first quarter of 2022, compared with 2.44% and 18.80%, respectively, in the first quarter of 2021. During the first quarter of 2022, the Company recorded pre-tax merger and conversion charges of $977,000, pre-tax servicing right impairment recovery of $9.7 million and pre-tax gains on bank premises of $6,000. During the first quarter of 2021, the Company recorded pre-tax servicing right impairment recovery of $10.6 million, pre-tax gain on BOLI proceeds of $603,000 and pre-tax gains on bank premises of $264,000. Excluding these adjustment items, the Company’s net income would have been $75.0 million, or $1.08 per diluted share, for the first quarter of 2022 and $115.7 million, or $1.66 per diluted share, for the first quarter of 2021.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Net income	$81,698	$124,962
Adjustment items:
Merger and conversion charges	977	—
Servicing right impairment (recovery)	(9,654)	(10,639)
Gain on BOLI proceeds	—	(603)
Gain on bank premises	(6)	(264)
Tax effect of adjustment items (Note 1)	2,024	2,290
After tax adjustment items	(6,659)	(9,216)
Adjusted net income	$75,039	$115,746

Weighted average common shares outstanding - diluted	69,660,990	69,740,860
Net income per diluted share	$1.17	$1.79
Adjusted net income per diluted share	$1.08	$1.66

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the three months ended March 31, 2022 is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first quarter of 2022 and 2021, respectively:

	Three Months Ended March 31, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$129,290	$32,832	$6,813	$6,780	$7,659	$183,374
Interest expense	(4,455)	13,537	366	769	613	10,830
Net interest income	133,745	19,295	6,447	6,011	7,046	172,544
Provision for credit losses	5,226	1,587	(222)	(143)	(217)	6,231
Noninterest income	21,364	61,649	1,401	2,491	6	86,911
Noninterest expense
Salaries and employee benefits	49,195	31,614	283	1,271	1,918	84,281
Occupancy and equipment	11,074	1,471	1	99	82	12,727
Data processing and communications expenses	11,230	1,172	47	28	95	12,572
Other expenses	20,045	12,645	218	380	952	34,240
Total noninterest expense	91,544	46,902	549	1,778	3,047	143,820
Income before income tax expense	58,339	32,455	7,521	6,867	4,222	109,404
Income tax expense	16,996	6,815	1,579	1,442	874	27,706
Net income	$41,343	$25,640	$5,942	$5,425	$3,348	$81,698

	Three Months Ended March 31, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$112,379	$30,199	$10,327	$18,034	$7,011	$177,950
Interest expense	(437)	11,215	421	1,399	375	12,973
Net interest income	112,816	18,984	9,906	16,635	6,636	164,977
Provision for credit losses	(23,904)	(4,553)	(145)	(547)	558	(28,591)
Noninterest income	16,738	97,640	980	2,611	4	117,973
Noninterest expense
Salaries and employee benefits	42,723	49,838	330	1,382	1,712	95,985
Occupancy and equipment	10,120	1,476	1	106	78	11,781
Data processing and communications expenses	10,201	1,546	49	1	87	11,884
Other expenses	19,710	8,189	33	295	921	29,148
Total noninterest expense	82,754	61,049	413	1,784	2,798	148,798
Income before income tax expense	70,704	60,128	10,618	18,009	3,284	162,743
Income tax expense	18,456	12,627	2,230	3,782	686	37,781
Net income	$52,248	$47,501	$8,388	$14,227	$2,598	$124,962

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2022 and 2021. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$3,413,238	$1,383	0.16%	$2,165,652	$534	0.10%
Investment securities	700,975	4,474	2.59%	957,575	6,296	2.67%
Loans held for sale	1,097,098	8,132	3.01%	1,284,821	10,827	3.42%
Loans	15,821,397	170,398	4.37%	14,453,975	161,473	4.53%
Total interest-earning assets	21,032,708	184,387	3.56%	18,862,023	179,130	3.85%
Noninterest-earning assets	2,242,946			1,872,392
Total assets	$23,275,654			$20,734,415

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,899,418	$2,600	0.11%	$8,766,563	$3,048	0.14%
Time deposits	1,774,016	1,492	0.34%	2,067,410	3,750	0.74%
Federal funds purchased and securities sold under agreements to repurchase	4,020	3	0.30%	9,284	7	0.31%
FHLB advances	48,786	190	1.58%	48,951	192	1.59%
Other borrowings	443,657	5,164	4.72%	376,260	4,638	5.00%
Subordinated deferrable interest debentures	126,563	1,381	4.43%	124,574	1,338	4.36%
Total interest-bearing liabilities	12,296,460	10,830	0.36%	11,393,042	12,973	0.46%
Demand deposits	7,658,451			6,412,268
Other liabilities	326,091			234,100
Shareholders’ equity	2,994,652			2,695,005
Total liabilities and shareholders’ equity	$23,275,654			$20,734,415
Interest rate spread			3.20%			3.39%
Net interest income		$173,557			$166,157
Net interest margin			3.35%			3.57%

On a tax-equivalent basis, net interest income for the first quarter of 2022 was $173.6 million, an increase of $7.4 million, or 4.5%, compared with $166.2 million reported in the same quarter in 2021. The higher net interest income is a result of growth in interest earning assets complemented by disciplined deposit repricing and a reduction in borrowing costs. Average interest earning assets increased $2.17 billion, or 11.5%, from $18.86 billion in the first quarter of 2021 to $21.03 billion for the first quarter of 2022. This growth in interest earning assets resulted primarily from organic loan growth, loans acquired from Balboa Capital and excess liquidity from deposit growth. The Company’s net interest margin during the first quarter of 2022 was 3.35%, down 22 basis points from 3.57% reported in the first quarter of 2021. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $4.7 billion during the first quarter of 2022, with weighted average yields of 3.63%, compared with $7.5 billion and 3.15%, respectively, during the first quarter of 2021. Loan production in the banking division amounted to $805.5 million during the first quarter of 2022, with weighted average yields of 5.17%, compared with $600.6 million and 3.80%, respectively, during the first quarter of 2021.

Total interest income, on a tax-equivalent basis, increased to $184.4 million during the first quarter of 2022, compared with $179.1 million in the same quarter of 2021.  Yields on earning assets decreased to 3.56% during the first quarter of 2022, compared with 3.85% reported in the first quarter of 2021. During the first quarter of 2022, loans comprised 80.4% of average earning assets, compared with 83.4% in the same quarter of 2021. Yields on loans decreased to 4.37% in the first quarter of 2022, compared with 4.53% in the same period of 2021. Accretion income for the first quarter of 2022 was $1.0 million, compared with $6.1 million in the first quarter of 2021.

The yield on total interest-bearing liabilities decreased from 0.46% in the first quarter of 2021 to 0.36% in the first quarter of 2022. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.22% in the first quarter of 2022, compared with 0.30% during the first quarter of 2021. Deposit costs decreased from 0.16% in the first quarter of 2021 to 0.09% in the first quarter of 2022. Non-deposit funding costs decreased from 4.48% in the first quarter of 2021 to 4.39% in the first quarter of 2022. Average balances of interest bearing deposits and their respective costs for the first quarter of 2022 and 2021 are shown below:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,684,772	0.09%	$3,182,245	0.12%
MMDA	5,240,922	0.13%	4,761,279	0.17%
Savings	973,724	0.06%	823,039	0.06%
Retail CDs	1,774,016	0.34%	2,066,410	0.73%
Brokered CDs	—	—%	1,000	2.43%
Interest-bearing deposits	$11,673,434	0.14%	$10,833,973	0.25%

Provision for Credit Losses

The Company’s provision for credit losses during the first quarter of 2022 amounted to $6.2 million, compared with a provision reversal of $28.6 million in the first quarter of 2021. This increase was attributable to primarily due to growth in unfunded commitments. The provision for credit losses for the first quarter of 2022 was comprised of negative $2.7 million related to loans, $9.0 million related to unfunded commitments and negative $44,000 related to other credit losses, compared with negative $16.6 million related to loans, negative $11.8 million related to unfunded commitments and negative $173,000 related to other credit losses for the first quarter of 2021. Non-performing assets as a percentage of total assets increased from 0.43% at December 31, 2021 to 0.47% at March 31, 2022. The increase in non-performing assets is attributable to an increase in nonaccruing loans as a result of rebooked GNMA loans which the Company has the right, but not the obligation, to repurchase, partially offset by a decrease in accruing loans past due 90 days or greater and continued success with OREO sales. The Company recognized net charge-offs on loans during the first quarter of 2022 of approximately $3.6 million, or 0.09% of average loans on an annualized basis, compared with net charge-offs of approximately $4.3 million, or 0.12%, in the first quarter of 2021. The Company’s total allowance for credit losses on loans at March 31, 2022 was $161.3 million, or 1.00% of total loans, compared with $167.6 million, or 1.06% of total loans, at December 31, 2021. This decrease is primarily attributable to the provision release noted above and year-to-date net charge-offs.

Noninterest Income

Total noninterest income for the first quarter of 2022 was $86.9 million, a decrease of $31.1 million, or 26.3%, from the $118.0 million reported in the first quarter of 2021.  Income from mortgage-related activities was $62.9 million in the first quarter of 2022, a decrease of $35.5 million, or 36.1%, from $98.5 million in the first quarter of 2021. Total production in the first quarter of 2022 amounted to $1.53 billion, compared with $2.64 billion in the same quarter of 2021, while spread (gain on sale) decreased to 2.94% in the current quarter, compared with 3.95% in the same quarter of 2021. The retail mortgage open pipeline finished the first quarter of 2022 at $1.41 billion, compared with $1.62 billion at December 31, 2021 and $2.33 billion at the end of the first quarter of 2021. Service charges on deposit accounts increased $229,000, or 2.1%, to $11.1 million in the first quarter of 2022, compared with $10.8 million in the first quarter of 2021. This increase in service charges on deposit accounts is due primarily to an increase in volume, particularly in business accounts.

Other noninterest income increased $4.3 million, or 56.8%, to $12.0 million for the first quarter of 2022, compared with $7.7 million during the first quarter of 2021. The increase in other noninterest income was primarily attributable to fee income from Balboa of $3.7 million and an increase in gains on sales of SBA loans of $1.1 million, partially offset by a decrease in gain on BOLI proceeds of $603,000.

Noninterest Expense

Total noninterest expense for the first quarter of 2022 decreased $5.0 million, or 3.3%, to $143.8 million, compared with $148.8 million in the same quarter 2021. Salaries and employee benefits decreased $11.7 million, or 12.2%, from $96.0 million in the first quarter of 2021 to $84.3 million in the first quarter of 2022, due primarily to decreases in variable compensation tied to mortgage production of $16.3 million, partially offset by salaries and employee benefits related to Balboa of $6.7 million. Occupancy and equipment expenses increased $946,000, or 8.0%, to $12.7 million for the first quarter of 2022, compared with

$11.8 million in the first quarter of 2021, due primarily to additional expenses related to Balboa. Data processing and communications expenses increased $688,000, or 5.8%, to $12.6 million in the first quarter of 2022, compared with $11.9 million in the first quarter of 2021. Advertising and marketing expense was $2.0 million in the first quarter of 2022, compared with $1.4 million in the first quarter of 2021. Amortization of intangible assets increased $1.1 million, or 25.6%, from $4.1 million in the first quarter of 2021 to $5.2 million in the first quarter of 2022. This increase was primarily related to intangibles from the acquisition of Balboa Capital Corporation in December 2021, partially offset by a reduction in core deposit intangible amortization. There were $977,000 of merger and conversion charges in the first quarter of 2022, compared with no such charges in the same quarter of 2021. Loan servicing expenses increased $3.0 million, or 51.2%, from $5.9 million in the first quarter of 2021 to $8.9 million in the first quarter of 2022, primarily attributable to additional mortgage loans serviced resulting from strong mortgage production over the previous year. Other noninterest expenses increased $1.0 million, or 5.8%, from $17.1 million in the first quarter of 2021 to $18.1 million in the first quarter of 2022, due primarily to an increase of $1.7 million in legal fees and an increase in insurance expense to the Federal Deposit Insurance Corporation (the "FDIC") of $935,000. These increases in other noninterest expenses were partially offset by a decrease in other losses of $752,000 and an increase in net gains on OREO of $798,000.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the first quarter of 2022, the Company reported income tax expense of $27.7 million, compared with $37.8 million in the same period of 2021. The Company’s effective tax rate for the three months ending March 31, 2022 and 2021 was 25.3% and 23.2%, respectively. The increase in the effective tax rate is primarily a result of a discrete charge to the Company's state tax liability and an increase in nondeductible merger expenses in the first quarter of 2022.

Financial Condition as of March 31, 2022

Securities

Debt securities classified as available-for-sale are recorded at fair value with unrealized holding gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Securities available-for-sale may be bought and sold in response to changes in market conditions, including, but not limited to, fluctuations in interest rates, changes in securities' prepayment risk, increases in loan demand, general liquidity needs and positioning the portfolio to take advantage of market conditions that create more economically attractive returns. Debt securities are classified as held-to-maturity based on management's positive intent and ability to hold such securities to maturity and are carried at amortized cost. Restricted equity securities are classified as other investment securities and are carried at cost and are periodically evaluated for impairment based on the ultimate recovery of par value or cost basis.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at March 31, 2022, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2022, management determined that none was attributable to credit impairment and, accordingly, no allowance for credit losses was established.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. government sponsored agencies	$7,067	$7,072	$7,084	$7,172
State, county and municipal securities	43,416	43,844	45,470	47,812
Corporate debt securities	27,897	28,178	27,897	28,496
SBA pool securities	37,863	36,949	44,312	45,201
Mortgage-backed securities	465,291	463,161	448,124	463,940
Total debt securities available-for-sale	$581,534	$579,204	$572,887	$592,621

Securities held-to-maturity
State, county and municipal securities	$13,905	$11,678	$8,905	$8,711
Mortgage-backed securities	77,549	70,811	70,945	69,495
Total debt securities held-to-maturity	$91,454	$82,489	$79,850	$78,206

The amounts of securities available-for-sale and held-to-maturity in each category as of March 31, 2022 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Government Sponsored Agencies		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$6,039	1.89%	$4,450	3.10%	$500	3.03%
After one year through five years	1,033	2.16	14,815	3.99	500	3.88
After five years through ten years	—	—	16,010	4.00	25,371	5.26
After ten years	—	—	8,569	3.81	1,807	4.31
	$7,072	1.93%	$43,844	3.87%	$28,178	5.13%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$457	2.06%	$3,026	1.31%
After one year through five years	9,853	2.10	91,083	2.77
After five years through ten years	2,671	3.04	152,532	2.85
After ten years	23,968	2.49	216,520	2.66
	$36,949	2.42%	$463,161	2.74%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	11,738	1.02
After five years through ten years	—	—	15,986	1.62
After ten years	13,905	2.73	49,825	1.78
	$13,905	2.73%	$77,549	1.63%
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

Loans and Allowance for Credit Losses

At March 31, 2022, gross loans outstanding (including loans and loans held for sale) were $17.05 billion, down $83.5 million from $17.13 billion reported at December 31, 2021. Loans increased $269.5 million, or 1.70%, from $15.87 billion at December 31, 2021 to $16.14 billion at March 31, 2022, driven primarily by organic growth. Loans held for sale decreased from $1.25 billion at December 31, 2021 to $901.6 million at March 31, 2022 primarily in our mortgage division.

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

The Company measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company currently uses the DCF method or the PD×LGD method which may be adjusted for qualitative factors.

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

At the end of the first quarter of 2022, the ACL on loans totaled $161.3 million, or 1.00% of loans, compared with $167.6 million, or 1.06% of loans, at December 31, 2021. Our nonaccrual loans increased from $85.3 million at December 31, 2021 to $102.6 million at March 31, 2022. The increase in nonaccrual loans is attributable to rebooked GNMA loans which the Company has the right, but not the obligation, to repurchase. For the first three months of 2022, our net charge off ratio as a percentage of average loans decreased to 0.09%, compared with 0.12% for the first three months of 2021. The total provision for credit losses for the first three months of 2022 was $6.2 million, decreasing from a provision release of $28.6 million recorded for the first three months of 2021. Our ratio of total nonperforming assets to total assets increased from 0.43% at December 31, 2021 to 0.47% at March 31, 2022.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance of allowance for credit losses on loans at beginning of period	$167,582	$199,422
Provision charged to operating expense	(2,734)	(16,579)
Charge-offs:
Commercial, financial and agricultural	4,414	2,370
Consumer installment	1,425	1,448
Indirect automobile	88	829
Premium finance	1,369	1,343
Real estate – construction and development	—	26
Real estate – commercial and farmland	1,283	1,395
Real estate – residential	—	163
Total charge-offs	8,579	7,574

Recoveries:
Commercial, financial and agricultural	2,896	727
Consumer installment	158	356
Indirect automobile	275	700
Premium finance	1,247	1,122
Real estate – construction and development	218	167
Real estate – commercial and farmland	37	41
Real estate – residential	151	188
Total recoveries	4,982	3,301
Net charge-offs	3,597	4,273
Balance of allowance for credit losses on loans at end of period	$161,251	$178,570

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Allowance for credit losses on loans at end of period	$161,251	$178,570
Net charge-offs for the period	3,597	4,273
Loan balances:
End of period	16,143,801	14,599,805
Average for the period	15,821,397	14,453,975
Net charge-offs as a percentage of average loans (annualized)	0.09%	0.12%
Allowance for credit losses on loans as a percentage of end of period loans	1.00%	1.22%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial, financial and agricultural	$1,836,663	$1,875,993
Consumer installment	173,642	191,298
Indirect automobile	214,120	265,779
Mortgage warehouse	732,375	787,837
Municipal	547,926	572,701
Premium finance	819,163	798,409
Real estate – construction and development	1,577,215	1,452,339
Real estate – commercial and farmland	6,924,475	6,834,917
Real estate – residential	3,318,222	3,094,985
	$16,143,801	$15,874,258

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

Nonaccrual loans totaled $102.6 million at March 31, 2022, an increase of $17.3 million, or 20.3%, from $85.3 million at December 31, 2021. Accruing loans delinquent 90 days or more totaled $6.6 million at March 31, 2022, a decrease of $6.1 million, or 48.0%, compared with $12.6 million at December 31, 2021. At March 31, 2022, OREO totaled $1.9 million, a decrease of $1.9 million, or 49.9%, compared with $3.8 million at December 31, 2021. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2022, total non-performing assets as a percent of total assets increased to 0.47% compared with 0.43% at December 31, 2021.

Non-performing assets at March 31, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$102,597	$85,266
Accruing loans delinquent 90 days or more	6,583	12,648
Repossessed assets	139	84
Other real estate owned	1,910	3,810
Total non-performing assets	$111,229	$101,808

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of March 31, 2022 and December 31, 2021, the Company had a balance of $50.0 million and $76.6 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at March 31, 2022 and December 31, 2021:

March 31, 2022	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$868	4	$72
Consumer installment	6	13	16	31
Indirect automobile	215	893	46	221
Premium finance	5	162	—	—
Real estate – construction and development	3	725	1	11
Real estate – commercial and farmland	21	17,161	4	788
Real estate – residential	207	24,664	38	4,341
Total	466	$44,486	109	$5,464

December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer installment	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	25	35,575	5	5,924
Real estate – residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at March 31, 2022 and December 31, 2021:

March 31, 2022	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$870	4	$70
Consumer installment	9	12	13	32
Indirect automobile	205	845	56	269
Premium finance	5	162	—	—
Real estate – construction and development	3	725	1	11
Real estate – commercial and farmland	22	16,333	3	1,616
Real estate – residential	197	22,117	48	6,888
Total	450	$41,064	125	$8,886

December 31, 2021	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$1,269	7	$100
Consumer installment	10	17	14	34
Indirect automobile	233	1,052	52	258
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	29	41,452	1	47
Real estate – residential	215	26,956	37	4,601
Total	502	$71,535	112	$5,053

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at March 31, 2022 and December 31, 2021:

March 31, 2022	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$285	—	$—
Forbearance of interest	15	1,138	2	61
Forbearance of principal	311	29,903	66	4,263
Rate reduction only	52	5,321	4	197
Rate reduction, forbearance of interest	31	2,209	6	314
Rate reduction, forbearance of principal	17	2,655	26	339
Rate reduction, forgiveness of interest	37	2,975	5	290
Total	466	$44,486	109	$5,464

December 31, 2021	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$287	—	$—
Forbearance of interest	16	1,218	1	15
Forbearance of principal	332	49,778	73	9,783
Rate reduction only	55	6,321	4	200
Rate reduction, maturity extension	—	—	1	1
Rate reduction, forbearance of interest	33	2,296	6	319
Rate reduction, forbearance of principal	18	2,694	29	363
Rate reduction, forgiveness of interest	37	2,988	6	325
Total	494	$65,582	120	$11,006

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at March 31, 2022 and December 31, 2021:

March 31, 2022	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$59	2	$264
Raw land	3	1,781	2	58
Hotel and motel	2	5,534	—	—
Office	5	696	1	477
Retail, including strip centers	9	7,421	—	—
1-4 family residential	208	24,678	38	4,341
Church	2	2,391	—	—
Automobile/equipment/CD	229	1,764	66	324
Unsecured	5	162	—	—
Total	466	$44,486	109	$5,464

December 31, 2021	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$61	2	$272
Raw land	6	3,776	1	13
Hotel and motel	4	22,069	1	4,798
Office	5	710	1	485
Retail, including strip centers	8	7,118	1	370
1-4 family residential	215	27,129	39	4,678
Church	2	2,393	—	—
Automobile/equipment/CD	251	2,326	75	390
Total	494	$65,582	120	$11,006

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

As of March 31, 2022, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2022 and December 31, 2021. The loan categories and concentrations below are based on Federal Reserve Call codes:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,577,215	10%	$1,452,339	9%
Multi-family loans	674,332	4%	596,000	4%
Nonfarm non-residential loans (excluding owner-occupied)	4,332,499	27%	4,341,436	27%
Total CRE Loans (excluding owner-occupied)	6,584,046	41%	6,389,775	40%
All other loan types	9,559,755	59%	9,484,483	60%
Total Loans	$16,143,801	100%	$15,874,258	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s total risk-based capital, and the Company’s internal concentration limits as of March 31, 2022 and December 31, 2021:

	Internal Limit	Actual
		March 31, 2022	December 31, 2021
Construction and development loans	100%	67%	64%
Total CRE loans (excluding owner-occupied)	300%	281%	283%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At March 31, 2022, the Company’s short-term investments were $3.54 billion, compared with $3.76 billion at December 31, 2021. At March 31, 2022, the Company had $20.0 million in federal funds sold and $3.52 billion was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $37.2 million and $11.9 million at March 31, 2022 and December 31, 2021, respectively, and a liability of $0 and $710,000 at March 31, 2022 and December 31, 2021, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020 and again on October 28, 2021, the Company announced that its Board of Directors had approved the extension of the share repurchase program for an additional year in each instance. As a result, the Company is currently authorized to engage in repurchases through October 31, 2022.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2022, $36.7 million, or 834,753 shares of the Company's common stock, had been repurchased under the program.

Capital Management

Capital management consists of providing equity to support both current and anticipated future operations. The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities.

Under the regulatory capital frameworks adopted by the Federal Reserve Board (the "FRB") and the FDIC, the Company and the Bank must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8% and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. The Company and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

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

As of March 31, 2022, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	8.71%	8.63%
Ameris Bank	9.69%	9.50%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.47%	10.46%
Ameris Bank	11.66%	11.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.47%	10.46%
Ameris Bank	11.66%	11.50%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.81%	13.78%
Ameris Bank	12.73%	12.45%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2022 and December 31, 2021, the net carrying value of the Company’s other borrowings was $425.5 million and $739.9 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Investment securities available-for-sale to total deposits	2.96%	3.01%	3.63%	4.26%	4.81%
Loans (net of unearned income) to total deposits	82.41%	80.72%	78.71%	80.96%	81.67%
Interest-earning assets to total assets	90.43%	90.56%	91.20%	90.79%	91.15%
Interest-bearing deposits to total deposits	59.82%	60.46%	59.56%	61.75%	61.93%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2022 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

The Company also had forward contracts and IRLCs to hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $37.2 million and $11.9 million at March 31, 2022 and December 31, 2021, respectively, and a liability of $0 and $710,000 at March 31, 2022 and December 31, 2021, respectively.

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

During the quarter ended March 31, 2022, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings can be found in Part I - "Financial Information, Item 1. Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9 – Commitments and Contingencies" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2022.

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
January 1, 2022 through January 31, 2022	18,273	$48.16	18,273	$77,056,853
February 1, 2022 through February 28, 2022	42,847	$50.09	—	$77,056,853
March 1, 2022 through March 31, 2022	304,220	$46.70	294,587	$63,310,664
Total	365,340	$47.17	312,860	$63,310,664

(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020.  On October 22, 2020 and again on October 28, 2021, the Company announced that its Board of Directors had approved the extension of the share repurchase program for an additional year in each instance. As a result, the Company is currently authorized to engage in repurchases through October 31, 2022. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2022, $36.7 million, or 834,753 shares of the Company's common stock, had been repurchased under the new program.
(2)The shares purchased from February 1, 2022 through February 28, 2022 and March 1, 2022 through March 31, 2022 include 42,847 and 9,633 shares of common stock, respectively, surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.

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

Dated: May 6, 2022	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)