Form 10-Q
period 2022-06-30
Ameris Bancorp
filed 2022-08-05
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

 There were 69,360,054 shares of Common Stock outstanding as of July 31, 2022.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Cash and due from banks	$345,627	$307,813
Federal funds sold and interest-bearing deposits in banks	1,961,209	3,756,844
Cash and cash equivalents	2,306,836	4,064,657

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $88 and $—	1,052,268	592,621
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $97,144 and $78,206)	111,654	79,850
Other investments	49,500	47,552
Loans held for sale, at fair value	555,665	1,254,632

Loans, net of unearned income	17,561,022	15,874,258
Allowance for credit losses	(172,642)	(167,582)
Loans, net	17,388,380	15,706,676

Other real estate owned, net	835	3,810
Premises and equipment, net	224,249	225,400
Goodwill	1,023,056	1,012,620
Other intangible assets, net	115,613	125,938
Cash value of bank owned life insurance	384,862	331,146
Other assets	474,552	413,419
Total assets	$23,687,470	$23,858,321

Liabilities
Deposits:
Noninterest-bearing	$8,262,929	$7,774,823
Interest-bearing	11,422,053	11,890,730
Total deposits	19,684,982	19,665,553
Securities sold under agreements to repurchase	953	5,845
Other borrowings	425,592	739,879
Subordinated deferrable interest debentures	127,325	126,328
Other liabilities	375,242	354,265
Total liabilities	20,614,094	20,891,870

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,251,856 and 72,017,126 shares issued	72,251	72,017
Capital surplus	1,931,088	1,924,813
Retained earnings	1,157,359	1,006,436
Accumulated other comprehensive income, net of tax	(12,635)	15,590
Treasury stock, at cost, 2,891,395 and 2,407,898 shares	(74,687)	(52,405)
Total shareholders’ equity	3,073,376	2,966,451
Total liabilities and shareholders’ equity	$23,687,470	$23,858,321

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$190,740	$167,761	$368,306	$338,918
Interest on taxable securities	7,064	5,244	11,303	11,362
Interest on nontaxable securities	269	139	455	280
Interest on deposits in other banks and federal funds sold	4,495	607	5,878	1,141
Total interest income	202,568	173,751	385,942	351,701

Interest expense
Interest on deposits	4,908	5,775	9,000	12,573
Interest on other borrowings	6,296	6,124	13,034	12,299
Total interest expense	11,204	11,899	22,034	24,872

Net interest income	191,364	161,852	363,908	326,829
Provision for loan losses	13,227	(899)	10,493	(17,478)
Provision for unfunded commitments	1,779	1,299	10,788	(10,540)
Provision for other credit losses	(82)	(258)	(126)	(431)
Provision for credit losses	14,924	142	21,155	(28,449)
Net interest income after provision for credit losses	176,440	161,710	342,753	355,278

Noninterest income
Service charges on deposit accounts	11,148	11,007	22,206	21,836
Mortgage banking activity	58,761	70,231	121,699	168,717
Other service charges, commissions and fees	998	1,056	1,937	2,072
Net loss on securities	248	1	221	(11)
Other noninterest income	12,686	6,945	24,689	14,599
Total noninterest income	83,841	89,240	170,752	207,213

Noninterest expense
Salaries and employee benefits	81,545	85,505	165,826	181,490
Occupancy and equipment	12,746	10,812	25,473	22,593
Data processing and communications expenses	12,155	11,877	24,727	23,761
Credit resolution-related expenses	496	622	(469)	1,169
Advertising and marketing	3,122	1,946	5,110	3,377
Amortization of intangible assets	5,144	4,065	10,325	8,191
Merger and conversion charges	—	—	977	—
Loan servicing expense	9,920	4,914	18,839	10,814
Other noninterest expenses	17,068	16,020	35,208	33,164
Total noninterest expense	142,196	135,761	286,016	284,559

Income before income tax expense	118,085	115,189	227,489	277,932
Income tax expense	28,019	26,862	55,725	64,643
Net income	90,066	88,327	171,764	213,289

Other comprehensive loss
Net unrealized holding losses arising during period on investment securities available-for-sale, net of tax benefit of $(2,870), $(283), $(7,503) and $(2,255)	(10,794)	(1,066)	(28,225)	(8,481)
Total other comprehensive loss	(10,794)	(1,066)	(28,225)	(8,481)
Comprehensive income	$79,272	$87,261	$143,539	$204,808

Basic earnings per common share	$1.30	$1.27	$2.48	$3.07
Diluted earnings per common share	$1.30	$1.27	$2.47	$3.06
Weighted average common shares outstanding
Basic	69,136	69,497	69,246	69,448
Diluted	69,316	69,792	69,485	69,765
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2022	72,212,322	$72,212	$1,928,702	$1,077,725	$(1,841)	2,773,238	$(69,639)	$3,007,159
Issuance of restricted shares	18,953	19	(19)	—	—	—	—	—
Forfeitures of restricted shares	(10,751)	(11)	(81)	—	—	—	—	(92)
Proceeds from exercise of stock options	31,332	31	849	—	—	—	—	880
Share-based compensation	—	—	1,637	—	—	—	—	1,637
Purchase of treasury shares	—	—	—	—	—	118,157	(5,048)	(5,048)
Net income	—	—	—	90,066	—	—	—	90,066
Dividends on common shares ($0.15 per share)	—	—	—	(10,432)	—	—	—	(10,432)
Other comprehensive loss during the period	—	—	—	—	(10,794)	—	—	(10,794)
Balance, June 30, 2022	72,251,856	$72,251	$1,931,088	$1,157,359	$(12,635)	2,891,395	$(74,687)	$3,073,376

	Six Months Ended June 30, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	164,346	164	1,177	—	—	—	—	1,341
Forfeitures of restricted shares	(10,751)	(10)	(81)	—	—	—	—	(91)
Proceeds from exercise of stock options	81,135	80	2,244	—	—	—	—	2,324
Share-based compensation	—	—	2,935	—	—	—	—	2,935
Purchase of treasury shares	—	—	—	—	—	483,497	(22,282)	(22,282)
Net income	—	—	—	171,764	—	—	—	171,764
Dividends on common shares ($0.30 per share)	—	—	—	(20,841)	—	—	—	(20,841)
Other comprehensive loss during the period	—	—	—	—	(28,225)	—	—	(28,225)
Balance, June 30, 2022	72,251,856	$72,251	$1,931,088	$1,157,359	$(12,635)	2,891,395	$(74,687)	$3,073,376

	Three Months Ended June 30, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2021	71,954,088	$71,954	$1,917,990	$785,984	$26,090	2,240,662	$(44,422)	$2,757,596
Issuance of restricted shares	13,233	13	(13)	—	—	—	—	—
Forfeitures of restricted shares	(750)	(1)	(19)	—	—	—	—	(20)
Proceeds from exercise of stock options	41,300	42	1,167	—	—	—	—	1,209
Share-based compensation	—	—	1,441	—	—	—	—	1,441
Purchase of treasury shares	—	—	—	—	—	—	—	—
Net income	—	—	—	88,327	—	—	—	88,327
Dividends on common shares ($0.15 per share)	—	—	—	(10,483)	—	—	—	(10,483)
Other comprehensive loss during the period	—	—	—	—	(1,066)	—	—	(1,066)
Balance, June 30, 2021	72,007,871	$72,008	$1,920,566	$863,828	$25,024	2,240,662	$(44,422)	$2,837,004

	Six Months Ended June 30, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	99,308	99	500	—	—	—	—	599
Forfeitures of restricted shares	(750)	(1)	(19)	—	—	—	—	(20)
Proceeds from exercise of stock options	155,608	156	4,055	—	—	—	—	4,211
Share-based compensation	—	—	2,745	—	—	—	—	2,745
Purchase of treasury shares	—	—	—	—	—	28,438	(1,456)	(1,456)
Net income	—	—	—	213,289	—	—	—	213,289
Dividends on common shares ($0.30 per share)	—	—	—	(20,971)	—	—	—	(20,971)
Other comprehensive loss during the period	—	—	—	—	(8,481)	—	—	(8,481)
Balance, June 30, 2021	72,007,871	$72,008	$1,920,566	$863,828	$25,024	2,240,662	$(44,422)	$2,837,004

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$171,764	$213,289
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	9,191	8,226
Net losses on sale or disposal of premises and equipment	39	920
Net write-downs on other assets	—	149
Provision for credit losses	21,155	(28,449)
Net write-downs and (gains) losses on sale of other real estate owned	(1,758)	(558)
Share-based compensation expense	3,045	3,454
Amortization of intangible assets	10,325	8,191
Amortization of operating lease right of use assets	5,750	5,866
Provision for deferred taxes	10,505	26,488
Net amortization of investment securities available-for-sale	588	1,985
Net amortization of investment securities held-to-maturity	51	1
Net amortization of other investments	396	—
Net (gain) loss on securities	(221)	11
Accretion of discount on purchased loans, net	(627)	(10,589)
Net amortization on other borrowings	216	222
Amortization of subordinated deferrable interest debentures	997	986
Loan servicing asset recovery	(20,492)	(11,388)
Originations of mortgage loans held for sale	(2,406,310)	(4,425,420)
Payments received on mortgage loans held for sale	19,746	24,477
Proceeds from sales of mortgage loans held for sale	2,833,622	4,198,098
Net (gains) losses on sale of mortgage loans held for sale	78,173	(84,992)
Originations of SBA loans	(30,793)	(44,257)
Proceeds from sales of SBA loans	40,286	41,017
Net gains on sale of SBA loans	(3,484)	(3,453)
Increase in cash surrender value of bank owned life insurance	(3,716)	(2,078)
Gain on bank owned life insurance proceeds	—	(603)
Net gains on other loans held for sale	—	(457)
Change attributable to other operating activities	(24,580)	(13,363)
Net cash provided by (used in) operating activities	713,868	(92,227)

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	—	249
Purchases of securities available-for-sale	(613,715)	—
Purchases of investment securities held-to-maturity	(33,217)	(29,056)
Proceeds from maturities and paydowns of securities available-for-sale	117,664	192,022
Proceeds from maturities and paydowns of securities held-to-maturity	1,362	—
Net (increase) decrease in other investments	(2,123)	570
Net increase in loans	(1,533,706)	(219,110)
Purchases of premises and equipment	(8,192)	(17,196)
Proceeds from sale of premises and equipment	46	946
Proceeds from sales of other real estate owned	4,962	7,902
Purchases of bank owned life insurance	(50,000)	(100,000)
Proceeds from bank owned life insurance	—	1,309
Payments received on other loans held for sale	—	9,136
Proceeds from sales of other loans held for sale	—	156,803
Net cash and cash equivalents paid in acquisitions	(14,003)	—
Net cash provided by (used in) investing activities	(2,130,922)	3,575

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Financing Activities, net of effects of business combinations
Net increase in deposits	$19,429	$1,300,174
Net decrease in securities sold under agreements to repurchase	(4,892)	(6,097)
Repayment of other borrowings	(314,503)	(74)
Proceeds from exercise of stock options	2,324	4,211
Dividends paid - common stock	(20,843)	(20,888)
Purchase of treasury shares	(22,282)	(1,456)
Net cash provided by (used in) financing activities	(340,767)	1,275,870

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,757,821)	1,187,218
Cash, cash equivalents and restricted cash at beginning of period	4,064,657	2,117,306
Cash, cash equivalents and restricted cash at end of period	$2,306,836	$3,304,524

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$23,472	$25,985
Income taxes	51,851	30,924
Loans transferred to other real estate owned	229	1,239
Loans transferred from loans held for sale to loans held for investment	167,727	85,748
Loans provided for the sales of other real estate owned	2,288	1,052
Right-of-use assets obtained in exchange for new operating lease liabilities	1,537	2,932
Assets acquired in business acquisitions	10,734	—
Liabilities assumed in business acquisitions	(3,269)	—
Change in unrealized gain (loss) on securities available-for-sale, net of tax	(28,225)	(8,481)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2022

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2022, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. Restricted cash held for securitization investors, which are reported on the Company's consolidated balance sheets in cash and due from banks, was $0 and $43.0 million at June 30, 2022 and December 31, 2021, respectively.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Accounting Standards Pending Adoption

ASU No. 2022-02 – Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the troubled debt restructuring ("TDR") measurement and recognition guidance and requires that entities evaluate whether the modification represents a new loan or a continuation of an existing loan consistent with the accounting for other loan modifications. Additional disclosures relating to modifications to borrowers experiencing financial difficulty are required under ASU 2022-02. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination. ASU 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The amendments of ASU 2022-02 should be adopted prospectively. The amendments related to the recognition and measurement of TDRs may optionally be adopted using a modified retrospective transition method.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
U.S. Treasuries	$314,613	$—	$—	$(1,724)	$312,889
U.S. government-sponsored agencies	2,050	—	—	(29)	2,021
State, county and municipal securities	41,428	—	261	(726)	40,963
Corporate debt securities	15,897	(88)	2	(348)	15,463
SBA pool securities	35,854	—	6	(1,429)	34,431
Mortgage-backed securities	658,508	—	420	(12,427)	646,501
Total debt securities available-for-sale	$1,068,350	$(88)	$689	$(16,683)	$1,052,268

December 31, 2021
U.S. government-sponsored agencies	$7,084	$—	$88	$—	$7,172
State, county and municipal securities	45,470	—	2,342	—	47,812
Corporate debt securities	27,897	—	719	(120)	28,496
SBA pool securities	44,312	—	958	(69)	45,201
Mortgage-backed securities	448,124	—	15,822	(6)	463,940
Total debt securities available-for-sale	$572,887	$—	$19,929	$(195)	$592,621

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
State, county and municipal securities	$31,905	$—	$(4,279)	$27,626
Mortgage-backed securities	79,749	—	(10,231)	69,518
Total debt securities held-to-maturity	$111,654	$—	$(14,510)	$97,144

December 31, 2021
State, county and municipal securities	$8,905	$4	$(198)	$8,711
Mortgage-backed securities	70,945	—	(1,450)	69,495
Total debt securities held-to-maturity	$79,850	$4	$(1,648)	$78,206

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of June 30, 2022, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,745	$6,754	$—	$—
Due from one year to five years	339,429	337,279	—	—
Due from five to ten years	31,462	31,085	—	—
Due after ten years	32,206	30,649	31,905	27,626
Mortgage-backed securities	658,508	646,501	79,749	69,518
	$1,068,350	$1,052,268	$111,654	$97,144

Securities with a carrying value of approximately $298.2 million and $366.7 million at June 30, 2022 and December 31, 2021, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2022
U.S. Treasuries	$312,889	$(1,724)	$—	$—	$312,889	$(1,724)
U.S. government-sponsored agencies	2,021	(29)	—	—	2,021	(29)
State, county and municipal securities	15,199	(726)	—	—	15,199	(726)
Corporate debt securities	12,244	(256)	1,320	(92)	13,564	(348)
SBA pool securities	31,755	(1,379)	2,310	(50)	34,065	(1,429)
Mortgage-backed securities	569,386	(12,427)	1	—	569,387	(12,427)
Total debt securities available-for-sale	$943,494	$(16,541)	$3,631	$(142)	$947,125	$(16,683)

December 31, 2021
Corporate debt securities	$—	$—	$1,380	$(120)	$1,380	$(120)
SBA pool securities	1,312	(6)	2,572	(63)	3,884	(69)
Mortgage-backed securities	5,514	(6)	1	—	5,515	(6)
Total debt securities available-for-sale	$6,826	$(12)	$3,953	$(183)	$10,779	$(195)

As of June 30, 2022, the Company’s available-for-sale security portfolio consisted of 433 securities, 331 of which were in an unrealized loss position. At June 30, 2022, the Company held 270 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At June 30, 2022, the Company held 33 U.S. Small Business Administration (“SBA”) pool securities, 12 state, county and municipal securities, four corporate securities two U.S. government-sponsored agency securities, and ten US Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2022
State, county and municipal securities	$27,626	$(4,279)	$—	$—	$27,626	$(4,279)
Mortgage-backed securities	69,518	(10,231)	—	—	69,518	(10,231)
Total debt securities held-to-maturity	$97,144	$(14,510)	$—	$—	$97,144	$(14,510)

December 31, 2021
State, county and municipal securities	$3,707	$(198)	$—	$—	$3,707	$(198)
Mortgage-backed securities	69,495	(1,450)	—	—	69,495	(1,450)
Total debt securities held-to-maturity	$73,202	$(1,648)	$—	$—	$73,202	$(1,648)

As of June 30, 2022, the Company’s held-to-maturity security portfolio consisted of 19 securities, 19 of which were in an unrealized loss position. At June 30, 2022, the Company held 13 mortgage-backed securities and six state, county and municipal securities that were in an unrealized loss position.

During 2022 and 2021, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at June 30, 2022 or December 31, 2021.

At June 30, 2022 and December 31, 2021, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2022, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2022, management determined that $88,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $16.7 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for credit losses	2022	2021	2022	2021
Beginning balance	$—	$101	$—	$112
Provision for expected credit losses	88	(20)	88	(31)
Ending balance	$88	$81	$88	$81

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Unrealized holding gains (losses) on equity securities	$(22)	$1	$(49)	$(11)
Net realized gains on sales of other investments	270	—	270	—
Net gain (loss) on securities	$248	$1	$221	$(11)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial, financial and agricultural	$2,022,845	$1,875,993
Consumer installment	167,237	191,298
Indirect automobile	172,245	265,779
Mortgage warehouse	949,191	787,837
Municipal	529,268	572,701
Premium finance	942,357	798,409
Real estate – construction and development	1,747,284	1,452,339
Real estate – commercial and farmland	7,156,017	6,834,917
Real estate – residential	3,874,578	3,094,985
	$17,561,022	$15,874,258

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $53.1 million and $54.8 million at June 30, 2022 and December 31, 2021, respectively. The Company recorded an allowance for credit losses of $0 and $214,000 related to deferred interest on loans modified under its Disaster Relief Program at June 30, 2022 and December 31, 2021, respectively.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial, financial and agricultural	$11,742	$14,214
Consumer installment	473	476
Indirect automobile	465	947
Real estate – construction and development	178	492
Real estate – commercial and farmland	21,158	15,365
Real estate – residential	88,896	53,772
	$122,912	$85,266

There was no interest income recognized on nonaccrual loans during the six months ended June 30, 2022 and 2021.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial, financial and agricultural	$—	$164
Real estate – construction and development	—	209
Real estate – commercial and farmland	2,448	2,061
Real estate – residential	5,071	7,942
	$7,519	$10,376

The following table presents an analysis of past-due loans as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2022
Commercial, financial and agricultural	$3,822	$3,725	$11,063	$18,610	$2,004,235	$2,022,845	$1,697
Consumer installment	1,132	739	699	2,570	164,667	167,237	466
Indirect automobile	394	137	296	827	171,418	172,245	—
Mortgage warehouse	—	—	—	—	949,191	949,191	—
Municipal	—	—	—	—	529,268	529,268	—
Premium finance	7,462	6,398	5,795	19,655	922,702	942,357	5,795
Real estate – construction and development	18,050	5,677	633	24,360	1,722,924	1,747,284	584
Real estate – commercial and farmland	2,706	11,334	3,666	17,705	7,138,312	7,156,017	—
Real estate – residential	27,385	8,877	86,400	122,662	3,751,916	3,874,578	—
Total	$60,951	$36,887	$108,552	$206,389	$17,354,633	$17,561,022	$8,542

December 31, 2021
Commercial, financial and agricultural	$3,431	$2,005	$12,017	$17,453	$1,858,540	$1,875,993	$1,165
Consumer installment	1,786	871	891	3,548	187,750	191,298	584
Indirect automobile	772	185	473	1,430	264,349	265,779	—
Mortgage warehouse	—	—	—	—	787,837	787,837	—
Municipal	—	—	—	—	572,701	572,701	—
Premium finance	6,992	4,340	9,134	20,466	777,943	798,409	9,134
Real estate – construction and development	16,601	1,398	2,190	20,189	1,432,150	1,452,339	1,758
Real estate – commercial and farmland	6,713	1,150	5,924	13,787	6,821,130	6,834,917	7
Real estate – residential	17,729	4,266	49,839	71,834	3,023,151	3,094,985	—
Total	$54,024	$14,215	$80,468	$148,707	$15,725,551	$15,874,258	$12,648

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$1,695	$168	$2,613	$723
Premium finance	1,136	91	2,989	30
Real estate – construction and development	—	—	1,432	45
Real estate – commercial and farmland	22,820	2,096	33,332	6,646
Real estate – residential	14,317	1,580	11,712	453
	$39,968	$3,935	$52,078	$7,897

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of June 30, 2022 and December 31, 2021. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 9 at June 30, 2022 or December 31, 2021.

As of June 30, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$527,870	$637,107	$214,934	$143,779	$85,058	$59,648	$331,032	$1,999,428
6	—	151	92	274	160	2,881	794	4,352
7	6,618	1,160	445	3,122	1,400	4,151	2,169	19,065
Total commercial, financial and agricultural	$534,488	$638,418	$215,471	$147,175	$86,618	$66,680	$333,995	$2,022,845
Consumer Installment
Risk Grade:
Pass	$25,920	$18,153	$46,134	$28,754	$21,530	$16,607	$8,804	$165,902
6	—	—	—	—	—	130	5	135
7	24	81	321	169	89	430	86	1,200
Total consumer installment	$25,944	$18,234	$46,455	$28,923	$21,619	$17,167	$8,895	$167,237
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$15,350	$72,999	$82,645	$—	$170,994
6	—	—	—	—	—	20	—	20
7	—	—	—	50	224	957	—	1,231
Total indirect automobile	$—	$—	$—	$15,400	$73,223	$83,622	$—	$172,245
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$949,191	$949,191
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$949,191	$949,191
Municipal
Risk Grade:
Pass	$10,775	$43,922	$194,357	$13,779	$4,853	$261,582	$—	$529,268
Total municipal	$10,775	$43,922	$194,357	$13,779	$4,853	$261,582	$—	$529,268
Premium Finance
Risk Grade:
Pass	$790,855	$146,821	$110	$—	$—	$75	$—	$937,861
7	1,766	2,729	1	—	—	—	—	4,496
Total premium finance	$792,621	$149,550	$111	$—	$—	$75	$—	$942,357
Real Estate – Construction and Development
Risk Grade:
Pass	$380,485	$844,549	$299,850	$128,437	$12,891	$30,227	$26,205	$1,722,644
6	4,330	5,241	432	—	48	580	—	10,631
7	216	218	211	26	13,079	259	—	14,009
Total real estate – construction and development	$385,031	$850,008	$300,493	$128,463	$26,018	$31,066	$26,205	$1,747,284

As of June 30, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$993,793	$2,069,024	$1,150,513	$891,580	$496,721	$1,373,284	$72,965	$7,047,880
6	607	—	—	29,343	1,163	18,007	—	49,120
7	—	3,259	2,588	13,777	6,967	32,408	18	59,017
Total real estate – commercial and farmland	$994,400	$2,072,283	$1,153,101	$934,700	$504,851	$1,423,699	$72,983	$7,156,017
Real Estate - Residential
Risk Grade:
Pass	$880,233	$1,243,230	$582,823	$290,790	$123,347	$438,034	$214,894	$3,773,351
6	64	218	47	608	508	2,680	61	4,186
7	268	9,398	18,956	29,041	14,331	23,395	1,652	97,041
Total real estate - residential	$880,565	$1,252,846	$601,826	$320,439	$138,186	$464,109	$216,607	$3,874,578
Total Loans
Risk Grade:
Pass	$3,609,931	$5,002,806	$2,488,721	$1,512,469	$817,399	$2,262,102	$1,603,091	$17,296,519
6	5,001	5,610	571	30,225	1,879	24,298	860	68,444
7	8,892	16,845	22,522	46,185	36,090	61,600	3,925	196,059
Total loans	$3,623,824	$5,025,261	$2,511,814	$1,588,879	$855,368	$2,348,000	$1,607,876	$17,561,022

As of December 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$903,630	$279,037	$188,810	$118,613	$50,737	$40,376	$262,951	$1,844,154
6	190	—	393	427	368	1,832	1,961	5,171
7	9,216	1,268	4,098	1,472	2,566	6,019	2,029	26,668
Total commercial, financial and agricultural	$913,036	$280,305	$193,301	$120,512	$53,671	$48,227	$266,941	$1,875,993
Consumer Installment
Risk Grade:
Pass	$35,781	$59,221	$37,195	$27,266	$9,787	$11,021	$9,437	$189,708
6	—	—	—	—	—	135	5	140
7	59	283	290	216	103	405	94	1,450
Total consumer installment	$35,840	$59,504	$37,485	$27,482	$9,890	$11,561	$9,536	$191,298
Indirect Automobile
Risk Grade:
Pass	$—	$—	$20,276	$101,969	$90,294	$51,468	$—	$264,007
6	—	—	—	24	10	19	—	53
7	—	—	55	234	384	1,046	—	1,719
Total indirect automobile	$—	$—	$20,331	$102,227	$90,688	$52,533	$—	$265,779

As of December 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total

Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Municipal
Risk Grade:
Pass	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Total municipal	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Premium Finance
Risk Grade:
Pass	$787,884	$1,059	$26	$—	$302	$4	$—	$789,275
7	9,039	95	—	—	—	—	—	9,134
Total premium finance	$796,923	$1,154	$26	$—	$302	$4	$—	$798,409
Real Estate – Construction and Development
Risk Grade:
Pass	$826,094	$290,814	$176,476	$35,773	$24,533	$44,514	$21,267	$1,419,471
6	6,527	549	—	15,260	—	2,101	—	24,437
7	1,143	678	7	2,476	57	1,011	3,059	8,431
Total real estate – construction and development	$833,764	$292,041	$176,483	$53,509	$24,590	$47,626	$24,326	$1,452,339
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$2,186,291	$1,205,578	$1,119,239	$542,295	$486,477	$1,103,675	$80,379	$6,723,934
6	416	—	1,036	14,760	5,334	21,665	—	43,211
7	4,709	2,682	11,109	9,076	4,861	35,315	20	67,772
Total real estate – commercial and farmland	$2,191,416	$1,208,260	$1,131,384	$566,131	$496,672	$1,160,655	$80,399	$6,834,917
Real Estate - Residential
Risk Grade:
Pass	$1,171,008	$638,232	$329,247	$149,990	$108,538	$408,240	$217,982	$3,023,237
6	145	66	1,106	505	356	3,717	49	5,944
7	2,405	10,167	21,239	11,376	4,597	13,970	2,050	65,804
Total real estate - residential	$1,173,558	$648,465	$351,592	$161,871	$113,491	$425,927	$220,081	$3,094,985
Total Loans
Risk Grade:
Pass	$5,955,415	$2,693,326	$1,886,100	$981,400	$879,708	$1,838,522	$1,379,853	$15,614,324
6	7,278	615	2,535	30,976	6,068	29,469	2,015	78,956
7	26,571	15,173	36,798	24,850	12,568	57,766	7,252	180,978
Total loans	$5,989,264	$2,709,114	$1,925,433	$1,037,226	$898,344	$1,925,757	$1,389,120	$15,874,258

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

In the normal course of business, the Company modifies loans with a modification of the interest rate or terms that are not deemed to be troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first six months of 2022 and 2021 totaling $214.8 million and $220.8 million, respectively, under such parameters.

As of June 30, 2022 and December 31, 2021, the Company had a balance of $41.8 million and $76.6 million, respectively, in troubled debt restructurings. The Company has recorded $698,000 and $654,000 in previous charge-offs on such loans at June 30, 2022 and December 31, 2021, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $2.5 million and $10.5 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the loans by class modified as troubled debt restructurings which occurred during the three and six months ended June 30, 2022 and 2021. These modifications did not have a material impact on the Company’s allowance for credit losses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	2	$502	2	$165	2	$502	6	$591
Consumer installment	—	—	2	8	—	—	2	8
Premium finance	2	756	—	—	6	993	—	—
Real estate – commercial and farmland	2	578	3	8,653	2	578	5	16,312
Real estate – residential	2	462	2	472	5	1,437	12	1,457
Total	8	$2,298	9	$9,298	15	$3,510	25	$18,368

The following table presents the outstanding balance of troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three and six months ended June 30, 2022 and 2021. These defaults did not have a material impact on the Company's allowance for credit losses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	—	$—	1	$357	3	$49
Consumer installment	—	—	—	—	2	3	4	5
Indirect automobile	3	2	7	27	12	22	22	112
Real estate – construction and development	—	—	—	—	—	—	1	1
Real estate – commercial and farmland	—	—	1	202	1	8	3	5,382
Real estate – residential	11	1,071	17	940	21	2,791	27	1,646
Total	14	$1,073	25	$1,169	37	$3,181	60	$7,195

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at June 30, 2022 and December 31, 2021:

June 30, 2022	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$964	3	$364
Consumer installment	4	9	10	14
Indirect automobile	196	759	30	122
Premium finance	6	993	—	—
Real estate – construction and development	2	706	—	—
Real estate – commercial and farmland	18	8,213	4	788
Real estate – residential	210	24,456	31	4,369
Total	445	$36,100	78	$5,657

December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer installment	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	25	35,575	5	5,924
Real estate – residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

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

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed. The Company utilizes a one year reasonable and supportable forecast period. The Company’s methodologies revert back to historical loss information on a straight-line basis over four quarters after the reasonable and supportable forecast period.

During the six months ended June 30, 2022, the allowance for credit losses increased due to organic loan growth, partially offset by improvement in forecasted macroeconomic factors. The allowance for credit losses was determined at June 30, 2022 using a weighting of four economic forecasts from Moody's. The Moody's Consensus scenario was weighted at 20%, the downside 75th percentile S-2 scenario was weighted at 30%, the downside 90th percentile S-3 scenario was weighted at 20%, and the stagflation scenario was weighted at 30%. The allowance for credit losses was determined at December 31, 2021 using a weighting of five economic forecasts from Moody's. The Moody's baseline scenario was weighted at 10%, the downside 75th percentile S-2 scenario was weighted at 10%, the downside 90th percentile S-3 scenario was weighted at 50%, the slower trend growth scenario was weighted at 20% and the stagflation scenario was weighted at 10%. The current forecast reflects, among other things, improvements in forecast levels of home prices, commercial real estate prices and unemployment compared with the forecast at December 31, 2021.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2022	$25,526	$5,619	$373	$3,010	$384	$2,515
Provision for loan losses	1,738	557	(306)	875	(13)	200
Loans charged off	(4,391)	(1,137)	(41)	—	—	(1,066)
Recoveries of loans previously charged off	2,785	230	265	—	—	1,113
Balance, June 30, 2022	$25,658	$5,269	$291	$3,885	$371	$2,762

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2022	$26,831	$67,033	$29,960	$161,251
Provision for loan losses	(3,954)	(7,647)	21,777	13,227
Loans charged off	—	(81)	(137)	(6,853)
Recoveries of loans previously charged off	355	44	225	5,017
Balance, June 30, 2022	$23,232	$59,349	$51,825	$172,642

Six Months Ended June 30, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729
Provision for loan losses	1,953	1,346	(596)	654	(30)	108
Loans charged off	(8,805)	(2,562)	(129)	—	—	(2,435)
Recoveries of loans previously charged off	5,681	388	540	—	—	2,360
Balance, June 30, 2022	$25,658	$5,269	$291	$3,885	$371	$2,762

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582
Provision for loan losses	614	(17,199)	23,643	10,493
Loans charged off	—	(1,364)	(137)	(15,432)
Recoveries of loans previously charged off	573	81	376	9,999
Balance, June 30, 2022	$23,232	$59,349	$51,825	$172,642

Three Months Ended June 30, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2021	$8,291	$8,790	$1,272	$3,521	$790	$4,100
Provision for loan losses	1,502	491	(423)	(156)	(13)	(833)
Loans charged off	(3,529)	(1,669)	(141)	—	—	(1,194)
Recoveries of loans previously charged off	625	212	372	—	—	2,466
Balance, June 30, 2021	$6,889	$7,824	$1,080	$3,365	$777	$4,539

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2021	$22,858	$91,211	$37,737	$178,570
Provision for loan losses	(3,757)	(3,031)	5,321	(899)
Loans charged off	(186)	(27)	(392)	(7,138)
Recoveries of loans previously charged off	84	185	593	4,537
Balance, June 30, 2021	$18,999	$88,338	$43,259	$175,070

Six Months Ended June 30, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Provision for loan losses	4,077	6,297	(951)	(301)	(14)	(391)
Loans charged off	(5,899)	(3,117)	(970)	—	—	(2,537)
Recoveries of loans previously charged off	1,352	568	1,072	—	—	3,588
Balance, June 30, 2021	$6,889	$7,824	$1,080	$3,365	$777	$4,539

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422
Provision for loan losses	(26,344)	640	(491)	(17,478)
Loans charged off	(212)	(1,422)	(555)	(14,712)
Recoveries of loans previously charged off	251	226	781	7,838
Balance, June 30, 2021	$18,999	$88,338	$43,259	$175,070

NOTE 4 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company classifies the sales of securities under agreements to repurchase as short-term borrowings. The amounts received under these agreements are reflected as a liability in the Company’s consolidated balance sheets and the securities underlying these agreements are included in investment securities in the Company’s consolidated balance sheets. At June 30, 2022 and December 31, 2021, all securities sold under agreements to repurchase mature on a daily basis. The market value of the securities fluctuates on a daily basis due to market conditions. The Company monitors the market value of the securities underlying these agreements on a daily basis and is required to transfer additional securities if the market value falls below the repurchase agreement price. The Company maintains an unpledged securities portfolio that it believes is sufficient to protect against a decline in the market value of the securities sold under agreements to repurchase.

The following is a summary of the Company’s securities sold under agreements to repurchase at June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$953	$5,845

At June 30, 2022 and December 31, 2021 the investment securities underlying these agreements included state, county and municipal securities and mortgage-backed securities.

NOTE 5 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2022	December 31, 2021
FHLB borrowings:
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	$15,000	$15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,394	1,400
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	965	969
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,348	1,421

Subordinated notes payable:
Subordinated notes payable due June 1, 2026, net of unaccreted purchase accounting fair value adjustment of $— and $500, respectively; fixed interest rate of 5.50%	—	50,500
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $616 and $681, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,384	74,319
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,801 and $1,923, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	118,199	118,077
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $967 and $1,028, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	75,967	76,028
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,665 and $1,766, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,335	108,234
Securitization Facilities:
Equipment contract backed notes, Series 2018-1 (BCC XIV) due on various dates through 2025 and bear a weighted-average interest rate of 5.11%	—	19,199
Equipment contract backed notes, Series 2019-1 (BCC XVI) due on various dates through 2027 and bear a weighted-average interest rate of 2.84%	—	139,329
Equipment contract backed notes, Series 2020-1 (BCC XVII) due on various dates through 2027 and bear a weighted-average interest rate of 1.48%	—	105,403
	$425,592	$739,879

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2022, $4.19 billion was available for borrowing on lines with the FHLB.

As of June 30, 2022, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2022, the Bank had $2.91 billion of loans pledged at the Federal Reserve discount window and had $2.21 billion available for borrowing.

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

The following table presents a summary of the accumulated other comprehensive income balances as well as changes in each of the respective components, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2022
Balance, March 31, 2022	$(1,841)	$(1,841)
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(10,794)	(10,794)
Balance, June 30, 2022	$(12,635)	$(12,635)

Three Months Ended June 30, 2021
Balance, March 31, 2021	$26,090	$26,090
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(1,066)	(1,066)
Balance, June 30, 2021	$25,024	$25,024

Six Months Ended June 30, 2022
Balance, December 31, 2021	$15,590	$15,590
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(28,225)	(28,225)
Balance, June 30, 2022	$(12,635)	$(12,635)

Six Months Ended June 30, 2021
Balance, December 31, 2020	$33,505	$33,505
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(8,481)	(8,481)
Balance, June 30, 2021	$25,024	$25,024

NOTE 7 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(share data in thousands)	2022	2021	2022	2021
Average common shares outstanding	69,136	69,497	69,246	69,448
Common share equivalents:
Stock options	16	64	24	74
Nonvested restricted share grants	46	151	97	153
Performance stock units	118	80	118	90
Average common shares outstanding, assuming dilution	69,316	69,792	69,485	69,765

For the three months ended June 30, 2022, there were 33,536 anti-dilutive performance stock units excluded from the computation of earnings per share. There were no anti-dilutive securities excluded from the computation of earnings per share for the six months ended June 30, 2022 or for the three- and six-months ended June 30, 2021.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	June 30, 2022	December 31, 2021
Mortgage loans held for sale	$555,039	$1,247,997
SBA loans held for sale	626	6,635
Total loans held for sale	$555,665	$1,254,632

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

A net gain of $11.2 million and a net loss of $32.7 million resulting from changes in fair value of these mortgage loans was recorded in income during the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, a net gain of $10.0 million and a net loss of $15.1 million, respectively, resulting from changes in fair value of these mortgage loans was recorded in income. A net losses of $27.1 million and $1.2 million, respectively, resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans was recorded in income during the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, net losses of $45.1 million and $17.6 million, respectively, resulting from changes in the fair value of the related derivative financial instruments was recorded in income. The changes in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Aggregate fair value of mortgage loans held for sale	$555,039	$1,247,997
Aggregate unpaid principal balance of mortgage loans held for sale	551,420	1,211,646
Past-due loans of 90 days or more	694	746
Nonaccrual loans	694	746
Unpaid principal balance of nonaccrual loans	712	718

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Aggregate fair value of SBA loans held for sale	$626	$6,635
Aggregate unpaid principal balance of SBA loans held for sale	565	5,825
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2022 and December 31, 2021:

	Recurring Basis Fair Value Measurements
	June 30, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. Treasuries	$312,889	$312,889	$—	$—
U.S. government sponsored agencies	2,021	—	2,021	—
State, county and municipal securities	40,963	—	40,963	—
Corporate debt securities	15,463	—	14,143	1,320
SBA pool securities	34,431	—	34,431	—
Mortgage-backed securities	646,501	—	646,501	—
Loans held for sale	555,665	—	555,665	—
Mortgage banking derivative instruments	10,079	—	10,079	—
Total recurring assets at fair value	$1,618,012	$312,889	$1,303,803	$1,320

	Recurring Basis Fair Value Measurements
	December 31, 2021
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. government sponsored agencies	$7,172	$—	$7,172	$—
State, county and municipal securities	47,812	—	47,812	—
Corporate debt securities	28,496	—	27,116	1,380
SBA pool securities	45,201	—	45,201	—
Mortgage-backed securities	463,940	—	463,940	—
Loans held for sale	1,254,632	—	1,254,632	—
Mortgage banking derivative instruments	11,940	—	11,940	—
Total recurring assets at fair value	$1,859,193	$—	$1,857,813	$1,380
Financial liabilities:
Mortgage banking derivative instruments	$710	$—	$710	$—
Total recurring liabilities at fair value	$710	$—	$710	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2022 and December 31, 2021:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Collateral-dependent loans	$36,033	$—	$—	$36,033
Other real estate owned	702	—	—	702
Mortgage servicing rights	257,112	—	—	257,112
Total nonrecurring assets at fair value	$293,847	$—	$—	$293,847

December 31, 2021
Collateral-dependent loans	$44,181	$—	$—	$44,181
Mortgage servicing rights	206,944	—	—	206,944
Total nonrecurring assets at fair value	$251,125	$—	$—	$251,125

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2022 and the year ended December 31, 2021, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2022
Recurring:
Debt securities available-for-sale	$1,320	Discounted par values	Probability of Default	13%	13%
			Loss Given Default	44%	44%
Nonrecurring:
Collateral-dependent loans	$36,033	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 40%	31%
Other real estate owned	$702	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 55%	37%
Mortgage servicing rights	$257,112	Discounted cash flows	Discount rate	10% - 11%	10%
			Prepayment speed	4% - 22%	8%

December 31, 2021
Recurring:
Debt securities available-for-sale	$1,380	Discounted par values	Discount Rate	8%	8%
Nonrecurring:
Collateral-dependent loans	$44,181	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	39%
Mortgage servicing rights	$206,944	Discounted cash flows	Discount rate	9% - 10%	9%
			Prepayment speed	10% - 40%	13%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		June 30, 2022
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$345,627	$345,627	$—	$—	$345,627
Federal funds sold and interest-bearing accounts	1,961,209	1,961,209	—	—	1,961,209
Debt securities held-to-maturity	111,654	—	97,144	—	97,144
Loans, net	17,352,347	—	—	17,056,635	17,056,635
Accrued interest receivable	56,995	—	3,867	53,128	56,995
Financial liabilities:
Deposits	19,684,982	—	19,682,653	—	19,682,653
Securities sold under agreements to repurchase	953	953	—	—	953
Other borrowings	425,592	—	418,722	—	418,722
Subordinated deferrable interest debentures	127,325	—	117,240	—	117,240
Accrued interest payable	2,875	—	2,875	—	2,875

		Fair Value Measurements
		December 31, 2021
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$307,813	$307,813	$—	$—	$307,813
Federal funds sold and interest-bearing accounts	3,756,844	3,756,844	—	—	3,756,844
Debt securities held-to-maturity	79,850	—	78,206	—	78,206
Loans, net	15,662,495	—	—	15,509,410	15,509,410
Accrued interest receivable	56,917	—	2,373	54,544	56,917
Financial liabilities:
Deposits	19,665,553	—	19,667,612	—	19,667,612
Securities sold under agreements to repurchase	5,845	5,845	—	—	5,845
Other borrowings	739,879	—	760,829	—	760,829
Subordinated deferrable interest debentures	126,328	—	117,764	—	117,764
Accrued interest payable	4,313	—	4,313	—	4,313

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$5,420,227	$4,328,749
Unused home equity lines of credit	303,428	272,029
Financial standby letters of credit	30,272	36,184
Mortgage interest rate lock commitments	320,320	417,126

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2022 and the year ended December 31, 2021.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$42,194	$21,015	$33,185	$32,854
Provision for unfunded commitments	1,779	1,299	10,788	(10,540)
Balance at end of period	$43,973	$22,314	$43,973	$22,314

Other Commitments

As of June 30, 2022, letters of credit issued by the FHLB totaling $400.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$141,844	$38,055	$8,476	$4,757	$9,436	$202,568
Interest expense	(10,278)	17,276	1,776	959	1,471	11,204
Net interest income	152,122	20,779	6,700	3,798	7,965	191,364
Provision for credit losses	10,175	4,499	867	(523)	(94)	14,924
Noninterest income	23,469	57,795	1,041	1,526	10	83,841
Noninterest expense
Salaries and employee benefits	46,733	31,219	208	1,316	2,069	81,545
Occupancy and equipment	11,168	1,406	1	81	90	12,746
Data processing and communications expenses	10,863	1,123	48	29	92	12,155
Other expenses	21,123	12,812	212	539	1,064	35,750
Total noninterest expense	89,887	46,560	469	1,965	3,315	142,196
Income before income tax expense	75,529	27,515	6,405	3,882	4,754	118,085
Income tax expense	19,120	5,779	1,346	815	959	28,019
Net income	$56,409	$21,736	$5,059	$3,067	$3,795	$90,066

Total assets	$17,009,855	$4,418,211	$923,829	$264,227	$1,071,348	$23,687,470
Goodwill	958,558	—	—	—	64,498	1,023,056
Other intangible assets, net	105,198	—	—	—	10,415	115,613

	Three Months Ended June 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$109,260	$34,085	$8,988	$14,050	$7,368	$173,751
Interest expense	(1,410)	11,552	268	1,168	321	11,899
Net interest income	110,670	22,533	8,720	12,882	7,047	161,852
Provision for credit losses	(3,949)	5,647	(155)	(607)	(794)	142
Noninterest income	16,171	69,055	1,333	2,677	4	89,240
Noninterest expense
Salaries and employee benefits	37,814	44,798	278	937	1,678	85,505
Occupancy and equipment	9,050	1,553	1	132	76	10,812
Data processing and communications expenses	10,280	1,435	68	—	94	11,877
Other expenses	18,763	7,638	30	284	852	27,567
Total noninterest expense	75,907	55,424	377	1,353	2,700	135,761
Income before income tax expense	54,883	30,517	9,831	14,813	5,145	115,189
Income tax expense	14,196	6,408	2,064	3,111	1,083	26,862
Net income	$40,687	$24,109	$7,767	$11,702	$4,062	$88,327

Total assets	$15,561,628	$3,917,275	$779,234	$748,234	$880,560	$21,886,931
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	50,418	—	—	—	13,365	63,783

	Six Months Ended June 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$271,134	$70,887	$15,289	$11,537	$17,095	$385,942
Interest expense	(14,733)	30,813	2,142	1,728	2,084	22,034
Net interest income	285,867	40,074	13,147	9,809	15,011	363,908
Provision for credit losses	15,401	6,086	645	(666)	(311)	21,155
Noninterest income	44,833	119,444	2,442	4,017	16	170,752
Noninterest expense
Salaries and employee benefits	95,928	62,833	491	2,587	3,987	165,826
Occupancy and equipment	22,242	2,877	2	180	172	25,473
Data processing and communications expenses	22,093	2,295	95	57	187	24,727
Other expenses	41,168	25,457	430	919	2,016	69,990
Total noninterest expense	181,431	93,462	1,018	3,743	6,362	286,016
Income before income tax expense	133,868	59,970	13,926	10,749	8,976	227,489
Income tax expense	36,116	12,594	2,925	2,257	1,833	55,725
Net income	$97,752	$47,376	$11,001	$8,492	$7,143	$171,764

	Six Months Ended June 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$221,639	$64,284	$19,315	$32,084	$14,379	$351,701
Interest expense	(1,847)	22,767	689	2,567	696	24,872
Net interest income	223,486	41,517	18,626	29,517	13,683	326,829
Provision for credit losses	(27,853)	1,094	(300)	(1,154)	(236)	(28,449)
Noninterest income	32,909	166,695	2,313	5,288	8	207,213
Noninterest expense
Salaries and employee benefits	80,537	94,636	608	2,319	3,390	181,490
Occupancy and equipment	19,170	3,029	2	238	154	22,593
Data processing and communications expenses	20,481	2,981	117	1	181	23,761
Other expenses	38,473	15,827	63	579	1,773	56,715
Total noninterest expense	158,661	116,473	790	3,137	5,498	284,559
Income before income tax expense	125,587	90,645	20,449	32,822	8,429	277,932
Income tax expense	32,652	19,035	4,294	6,893	1,769	64,643
Net income	$92,935	$71,610	$16,155	$25,929	$6,660	$213,289

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	June 30, 2022	December 31, 2021
Loan Servicing Rights
Residential mortgage	$257,112	$206,944
SBA	4,954	5,556
Total loan servicing rights	$262,066	$212,500

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

During the three- and six-months ended June 30, 2022, the Company recorded servicing fee income of $18.7 million and $35.8 million, respectively. During the three- and six-months ended June 30, 2021, the Company recorded servicing fee income of $11.3 million and $21.5 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing rights	2022	2021	2022	2021
Beginning carrying value, net	$232,236	$154,746	$206,944	$130,630
Additions	21,551	43,377	43,252	65,244
Amortization	(7,514)	(7,197)	(13,576)	(14,681)
Recoveries	10,839	749	20,492	10,482
Ending carrying value, net	$257,112	$191,675	$257,112	$191,675

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing valuation allowance	2022	2021	2022	2021
Beginning balance	$16,129	$29,674	$25,782	$39,407
Recoveries	(10,839)	(749)	(20,492)	(10,482)
Ending balance	$5,290	$28,925	$5,290	$28,925

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	June 30, 2022	December 31, 2021
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$18,304,805	$16,786,442
Composition of residential loans serviced for others:
FHLMC	21.78%	21.88%
FNMA	60.49%	60.26%
GNMA	17.73%	17.86%
Total	100.00%	100.00%
Weighted average term (months)	342	341
Weighted average age (months)	22	20
Modeled prepayment speed	8.11%	12.96%
Decline in fair value due to a 10% adverse change	(9,451)	(8,368)
Decline in fair value due to a 20% adverse change	(17,679)	(16,157)
Weighted average discount rate	9.77%	8.77%
Decline in fair value due to a 10% adverse change	(11,577)	(6,984)
Decline in fair value due to a 20% adverse change	(21,616)	(13,504)

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

During the three- and six-months ended June 30, 2022, the Company recorded servicing fee income of $1.0 million and $1.9 million, respectively. During the three- and six-months ended June 30, 2021, the Company recorded servicing fee income of $1.0 million and $2.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
SBA servicing rights	2022	2021	2022	2021
Beginning carrying value, net	$5,384	$6,445	$5,556	$5,839
Additions	236	241	774	471
Amortization	(666)	(563)	(1,376)	(1,092)
Recoveries	—	—	—	905
Ending carrying value, net	$4,954	$6,123	$4,954	$6,123

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
SBA servicing valuation allowance	2022	2021	2022	2021
Beginning balance	$—	$—	$—	$905
Recoveries	—	—	—	(905)
Ending balance	$—	$—	$—	$—

(dollars in thousands)	June 30, 2022	December 31, 2021
SBA servicing rights
Unpaid principal balance of loans serviced for others	$387,101	$410,167
Weighted average life (in years)	3.64	3.65
Modeled prepayment speed	17.81%	17.68%
Decline in fair value due to a 10% adverse change	(218)	(291)
Decline in fair value due to a 20% adverse change	(419)	(557)
Weighted average discount rate	16.55%	11.92%
Decline in fair value due to a 100 basis point adverse change	(108)	(144)
Decline in fair value due to a 200 basis point adverse change	(212)	(282)

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

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Indirect automobile servicing rights	2022	2021	2022	2021
Beginning carrying value, net	$—	$29	$—	$73
Amortization	—	(29)	—	(73)
Ending carrying value, net	$—	$—	$—	$—

During the three- and six-months ended June 30, 2022, the Company recorded servicing fee income of $65,000 and $148,000, respectively. During the three- and six-months ended June 30, 2021, the Company recorded servicing fee income of $170,000 and $376,000, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2022, as compared with December 31, 2021, and operating results for the three- and six-month periods ended June 30, 2022 and 2021. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $90.1 million, or $1.30 per diluted share, for the quarter ended June 30, 2022, compared with $88.3 million, or $1.27 per diluted share, for the same period in 2021. The Company’s return on average assets and average shareholders’ equity were 1.54% and 11.87%, respectively, in the second quarter of 2022, compared with 1.64% and 12.66%, respectively, in the second quarter of 2021. During the second quarter of 2022, the Company recorded pre-tax servicing right impairment recovery of $10.8 million and pre-tax gains on bank premises of $39,000. During the second quarter of 2021, the Company recorded pre-tax servicing right impairment recovery of $749,000 and pre-tax gains on bank premises of $236,000. Excluding these adjustment items, the Company’s net income would have been $81.5 million, or $1.18 per diluted share, for the second quarter of 2022 and $87.5 million, or $1.25 per diluted share, for the second quarter of 2021.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended June 30,
(in thousands, except share and per share data)	2022	2021
Net income	$90,066	$88,327
Adjustment items:
Servicing right recovery	(10,838)	(749)
Gain on bank premises	(39)	(236)
Tax effect of adjustment items (Note 1)	2,284	206
After tax adjustment items	(8,593)	(779)
Adjusted net income	$81,473	$87,548

Weighted average common shares outstanding - diluted	69,316,258	69,791,670
Net income per diluted share	$1.30	$1.27
Adjusted net income per diluted share	$1.18	$1.25

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the second quarter of 2022 and 2021, respectively:

	Three Months Ended June 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$141,844	$38,055	$8,476	$4,757	$9,436	$202,568
Interest expense	(10,278)	17,276	1,776	959	1,471	11,204
Net interest income	152,122	20,779	6,700	3,798	7,965	191,364
Provision for credit losses	10,175	4,499	867	(523)	(94)	14,924
Noninterest income	23,469	57,795	1,041	1,526	10	83,841
Noninterest expense
Salaries and employee benefits	46,733	31,219	208	1,316	2,069	81,545
Occupancy and equipment	11,168	1,406	1	81	90	12,746
Data processing and communications expenses	10,863	1,123	48	29	92	12,155
Other expenses	21,123	12,812	212	539	1,064	35,750
Total noninterest expense	89,887	46,560	469	1,965	3,315	142,196
Income before income tax expense	75,529	27,515	6,405	3,882	4,754	118,085
Income tax expense	19,120	5,779	1,346	815	959	28,019
Net income	$56,409	$21,736	$5,059	$3,067	$3,795	$90,066

	Three Months Ended June 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$109,260	$34,085	$8,988	$14,050	$7,368	$173,751
Interest expense	(1,410)	11,552	268	1,168	321	11,899
Net interest income	110,670	22,533	8,720	12,882	7,047	161,852
Provision for credit losses	(3,949)	5,647	(155)	(607)	(794)	142
Noninterest income	16,171	69,055	1,333	2,677	4	89,240
Noninterest expense
Salaries and employee benefits	37,814	44,798	278	937	1,678	85,505
Occupancy and equipment	9,050	1,553	1	132	76	10,812
Data processing and communications expenses	10,280	1,435	68	—	94	11,877
Other expenses	18,763	7,638	30	284	852	27,567
Total noninterest expense	75,907	55,424	377	1,353	2,700	135,761
Income before income tax expense	54,883	30,517	9,831	14,813	5,145	115,189
Income tax expense	14,196	6,408	2,064	3,111	1,083	26,862
Net income	$40,687	$24,109	$7,767	$11,702	$4,062	$88,327

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2022 and 2021. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$2,227,453	$4,495	0.81%	$2,481,336	$607	0.10%
Investment securities	1,021,610	7,405	2.91%	857,079	5,420	2.54%
Loans held for sale	944,964	10,036	4.26%	1,705,167	11,773	2.77%
Loans	16,861,674	181,602	4.32%	14,549,104	157,112	4.33%
Total interest-earning assets	21,055,701	203,538	3.88%	19,592,686	174,912	3.58%
Noninterest-earning assets	2,349,500			1,946,208
Total assets	$23,405,201			$21,538,894

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,790,029	$3,590	0.15%	$9,063,721	$2,846	0.13%
Time deposits	1,693,740	1,318	0.31%	2,006,265	2,929	0.59%
Securities sold under agreements to repurchase	1,854	1	0.22%	6,883	5	0.29%
FHLB advances	48,746	192	1.58%	48,910	193	1.58%
Other borrowings	376,829	4,437	4.72%	376,376	4,683	4.99%
Subordinated deferrable interest debentures	127,063	1,666	5.26%	125,068	1,243	3.99%
Total interest-bearing liabilities	12,038,261	11,204	0.37%	11,627,223	11,899	0.41%
Demand deposits	7,955,765			6,874,471
Other liabilities	367,895			238,931
Shareholders’ equity	3,043,280			2,798,269
Total liabilities and shareholders’ equity	$23,405,201			$21,538,894
Interest rate spread			3.51%			3.17%
Net interest income		$192,334			$163,013
Net interest margin			3.66%			3.34%

On a tax-equivalent basis, net interest income for the second quarter of 2022 was $192.3 million, an increase of $29.3 million, or 18.0%, compared with $163.0 million reported in the same quarter in 2021. The higher net interest income is primarily a result of growth in investment securities and loans complemented by disciplined deposit repricing. Average interest earning assets increased $1.46 billion, or 7.5%, from $19.59 billion in the second quarter of 2021 to $21.06 billion for the second quarter of 2022. This growth in interest earning assets resulted primarily from organic loan growth, loans acquired from Balboa Capital and excess liquidity from deposit growth. The Company’s net interest margin during the second quarter of 2022 was 3.66%, up 32 basis points from 3.34% reported in the second quarter of 2021. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $5.3 billion during the second quarter of 2022, with weighted average yields of 4.29%, compared with $6.4 billion and 3.36%, respectively, during the second quarter of 2021. Loan production in the banking division amounted to $1.1 billion during the second quarter of 2022, with weighted average yields of 5.24%, compared with $911.3 million and 3.75%, respectively, during the second quarter of 2021.

Total interest income, on a tax-equivalent basis, increased to $203.5 million during the second quarter of 2022, compared with $174.9 million in the same quarter of 2021.  Yields on earning assets increased to 3.88% during the second quarter of 2022, compared with 3.58% reported in the second quarter of 2021. During the second quarter of 2022, loans comprised 84.6% of average earning assets, compared with 83.0% in the same quarter of 2021. Yields on loans decreased to 4.32% in the second quarter of 2022, compared with 4.33% in the same period of 2021. Accretion income for the second quarter of 2022 was negative $379,000, compared with $4.5 million in the second quarter of 2021.

The yield on total interest-bearing liabilities decreased from 0.41% in the second quarter of 2021 to 0.37% in the second quarter of 2022. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.22% in the second quarter of 2022, compared with 0.26% during the second quarter of 2021. Deposit costs decreased from 0.13% in the second quarter of 2021 to 0.10% in the second quarter of 2022. Non-deposit funding costs increased from 4.41% in the second quarter of 2021 to 4.55% in the second quarter of 2022. Average balances of interest bearing deposits and their respective costs for the second quarter of 2022 and 2021 are shown below:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,695,490	0.14%	$3,314,334	0.10%
MMDA	5,087,199	0.17%	4,872,500	0.16%
Savings	1,007,340	0.06%	876,887	0.06%
Retail CDs	1,693,740	0.31%	2,005,265	0.58%
Brokered CDs	—	—%	1,000	3.21%
Interest-bearing deposits	$11,483,769	0.17%	$11,069,986	0.21%

Provision for Credit Losses

The Company’s provision for credit losses during the second quarter of 2022 amounted to $14.9 million, compared with a provision of $142,000 in the second quarter of 2021. This increase was attributable to organic growth in loans during the quarter. The provision for credit losses for the second quarter of 2022 was comprised of $13.2 million related to loans, $1.8 million related to unfunded commitments and negative $82,000 related to other credit losses, compared with negative $899,000 related to loans, $1.3 million related to unfunded commitments and negative $258,000 related to other credit losses for the second quarter of 2021. Non-performing assets as a percentage of total assets increased from 0.43% at December 31, 2021 to 0.56% at June 30, 2022. The increase in non-performing assets is primarily attributable to an increase in nonaccruing loans as a result of rebooked GNMA loans, which the Company has the right, but not the obligation, to repurchase, and one commercial real estate loan totaling $10.4 million. The Company recognized net charge-offs on loans during the second quarter of 2022 of approximately $1.8 million, or 0.04% of average loans on an annualized basis, compared with net charge-offs of approximately $2.6 million, or 0.07%, in the second quarter of 2021. The Company’s total allowance for credit losses on loans at June 30, 2022 was $172.6 million, or 0.98% of total loans, compared with $167.6 million, or 1.06% of total loans, at December 31, 2021. This increase is primarily attributable to organic growth in loans, partially offset by improvement in forecast economic conditions.

Noninterest Income

Total noninterest income for the second quarter of 2022 was $83.8 million, a decrease of $5.4 million, or 6.0%, from the $89.2 million reported in the second quarter of 2021.  Income from mortgage banking activities was $58.8 million in the second quarter of 2022, a decrease of $11.5 million, or 16.3%, from $70.2 million in the second quarter of 2021. Total production in the second quarter of 2022 amounted to $1.73 billion, compared with $2.39 billion in the same quarter of 2021, while spread (gain on sale) decreased to 2.36% in the current quarter, compared with 2.77% in the same quarter of 2021. The retail mortgage open pipeline finished the second quarter of 2022 at $832.3 million, compared with $1.41 billion at March 31, 2022 and $1.75 billion at the end of the second quarter of 2021. Service charges on deposit accounts increased $141,000, or 1.3%, to $11.1 million in the second quarter of 2022, compared with $11.0 million in the second quarter of 2021. This increase in service charges on deposit accounts is due primarily to an increase in volume, particularly in business accounts.

Other noninterest income increased $5.7 million, or 82.7%, to $12.7 million for the second quarter of 2022, compared with $6.9 million during the second quarter of 2021. The increase in other noninterest income was primarily attributable to fee income from Balboa of $5.3 million and an increase in BOLI income of $614,000, partially offset by a decrease in gains on sales of SBA loans of $1.1 million.

Noninterest Expense

Total noninterest expense for the second quarter of 2022 increased $6.4 million, or 4.7%, to $142.2 million, compared with $135.8 million in the same quarter 2021. Salaries and employee benefits decreased $4.0 million, or 4.6%, from $85.5 million in the second quarter of 2021 to $81.5 million in the second quarter of 2022, due primarily to decreases in variable compensation tied to mortgage production of $11.4 million, partially offset by salaries and employee benefits related to Balboa of $10.9 million. Occupancy and equipment expenses increased $1.9 million, or 17.9%, to $12.7 million for the second quarter of 2022, compared with $10.8 million in the second quarter of 2021, due primarily to additional expenses related to Balboa and an increase in real estate taxes. Data processing and communications expenses increased $278,000, or 2.3%, to $12.2 million in the second quarter of 2022, compared with $11.9 million in the second quarter of 2021. Advertising and marketing expense was $3.1 million in the second quarter of 2022, compared with $1.9 million in the second quarter of 2021. This increase was primarily related to a new marketing campaign. Amortization of intangible assets increased $1.1 million, or 26.5%, from $4.1 million in the second quarter of 2021 to $5.1 million in the second quarter of 2022. This increase was primarily related to intangibles from the acquisition of Balboa Capital Corporation in December 2021, partially offset by a reduction in core deposit intangible amortization. Loan servicing expenses increased $5.0 million, or 101.9%, from $4.9 million in the second quarter of 2021 to $9.9 million in the second quarter of 2022, primarily attributable to additional mortgage loans serviced resulting from strong mortgage production over the previous year. Other noninterest expenses increased $1.0 million, or 6.5%, from $16.0 million in the second quarter of 2021 to $17.1 million in the second quarter of 2022, due primarily to an increase of $1.2 million in legal fees and an increase in insurance expense to the Federal Deposit Insurance Corporation (the "FDIC") of $385,000. These increases in other noninterest expenses were partially offset by a decrease in problem loan expenses of $125,000 resulting from an increase in net gains on OREO.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the second quarter of 2022, the Company reported income tax expense of $28.0 million, compared with $26.9 million in the same period of 2021. The Company’s effective tax rate for the three months ending June 30, 2022 and 2021 was 23.7% and 23.3%, respectively. The increase in the effective tax rate is primarily a result of increased state taxes in the second quarter of 2022 resulting from shifts in apportionment related to the Balboa Capital acquisition.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $171.8 million, or $2.47 per diluted share, for the six months ended June 30, 2022, compared with $213.3 million, or $3.06 per diluted share, for the same period in 2021. The Company’s return on average assets and average shareholders’ equity were 1.48% and 11.47%, respectively, in the six months ended June 30, 2022, compared with 2.03% and 15.66%, respectively, in the same period in 2021. During the first six months of 2022, the Company recorded pre-tax merger and conversion charges of $977,000, pre-tax servicing right recovery of $20.5 million and pre-tax gain on bank premises of $45,000. During the first six months of 2021, the Company recorded pre-tax servicing right recovery of $11.4 million, pre-tax gain on BOLI proceeds of $603,000 and pre-tax gain on bank premises of $500,000. Excluding these adjustment items, the Company’s net income would have been $156.5 million, or $2.25 per diluted share, for the six months ended June 30, 2022 and $203.3 million, or $2.91 per diluted share, for the same period in 2021.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021
Net income available to common shareholders	$171,764	$213,289
Adjustment items:
Merger and conversion charges	977	—
Servicing right recovery	(20,492)	(11,388)
Gain on BOLI proceeds	—	(603)
Gain on bank premises	(45)	(500)
Tax effect of adjustment items (Note 1)	4,308	2,496
After tax adjustment items	(15,252)	(9,995)
Adjusted net income	$156,512	$203,294

Weighted average common shares outstanding - diluted	69,484,508	69,764,923
Net income per diluted share	$2.47	$3.06
Adjusted net income per diluted share	$2.25	$2.91

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the six months ended June 30, 2022 is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$271,134	$70,887	$15,289	$11,537	$17,095	$385,942
Interest expense	(14,733)	30,813	2,142	1,728	2,084	22,034
Net interest income	285,867	40,074	13,147	9,809	15,011	363,908
Provision for loan losses	15,401	6,086	645	(666)	(311)	21,155
Noninterest income	44,833	119,444	2,442	4,017	16	170,752
Noninterest expense
Salaries and employee benefits	95,928	62,833	491	2,587	3,987	165,826
Occupancy and equipment	22,242	2,877	2	180	172	25,473
Data processing and communications expenses	22,093	2,295	95	57	187	24,727
Other expenses	41,168	25,457	430	919	2,016	69,990
Total noninterest expense	181,431	93,462	1,018	3,743	6,362	286,016
Income before income tax expense	133,868	59,970	13,926	10,749	8,976	227,489
Income tax expense	36,116	12,594	2,925	2,257	1,833	55,725
Net income	$97,752	$47,376	$11,001	$8,492	$7,143	$171,764

	Six Months Ended June 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$221,639	$64,284	$19,315	$32,084	$14,379	$351,701
Interest expense	(1,847)	22,767	689	2,567	696	24,872
Net interest income	223,486	41,517	18,626	29,517	13,683	326,829
Provision for loan losses	(27,853)	1,094	(300)	(1,154)	(236)	(28,449)
Noninterest income	32,909	166,695	2,313	5,288	8	207,213
Noninterest expense
Salaries and employee benefits	80,537	94,636	608	2,319	3,390	181,490
Occupancy and equipment	19,170	3,029	2	238	154	22,593
Data processing and communications expenses	20,481	2,981	117	1	181	23,761
Other expenses	38,473	15,827	63	579	1,773	56,715
Total noninterest expense	158,661	116,473	790	3,137	5,498	284,559
Income before income tax expense	125,587	90,645	20,449	32,822	8,429	277,932
Income tax expense	32,652	19,035	4,294	6,893	1,769	64,643
Net income	$92,935	$71,610	$16,155	$25,929	$6,660	$213,289

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2022 and 2021. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$2,817,071	$5,878	0.42%	$2,324,365	$1,141	0.10%
Investment securities	862,178	11,879	2.78%	907,049	11,716	2.60%
Loans held for sale	1,020,611	18,168	3.59%	1,496,155	22,600	3.05%
Loans	16,344,409	352,000	4.34%	14,501,802	318,585	4.43%
Total interest-earning assets	21,044,269	387,925	3.72%	19,229,371	354,042	3.71%
Noninterest-earning assets	2,296,516			1,915,380
Total assets	$23,340,785			$21,144,751

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,844,422	$6,190	0.13%	$8,915,964	$5,894	0.13%
Time deposits	1,733,656	2,810	0.33%	2,036,668	6,679	0.66%
Federal funds purchased and securities sold under agreements to repurchase	2,931	4	0.28%	8,077	12	0.30%
FHLB advances	48,766	382	1.58%	48,931	385	1.59%
Other borrowings	410,058	9,601	4.72%	376,318	9,321	4.99%
Subordinated deferrable interest debentures	126,814	3,047	4.85%	124,823	2,581	4.17%
Total interest-bearing liabilities	12,166,647	22,034	0.37%	11,510,781	24,872	0.44%
Demand deposits	7,807,929			6,644,646
Other liabilities	347,109			242,402
Shareholders’ equity	3,019,100			2,746,922
Total liabilities and shareholders’ equity	$23,340,785			$21,144,751
Interest rate spread			3.35%			3.27%
Net interest income		$365,891			$329,170
Net interest margin			3.51%			3.45%
On a tax-equivalent basis, net interest income for the six months ended June 30, 2022 was $365.9 million, an increase of $36.7 million, or 11.2%, compared with $329.2 million reported in the same period of 2021. The higher net interest income is a result of growth in average earning assets and disciplined deposit pricing. Average interest earning assets increased $1.81 billion, or 9.4%, from $19.23 billion in the first six months of 2021 to $21.04 billion for the first six months of 2022. This growth in interest earning assets resulted primarily from organic growth in average loans and loans acquired from Balboa Capital. The Company’s net interest margin during the first six months of 2022 was 3.51%, up six basis points from 3.45% reported for the first six months of 2021. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $10.0 billion during the first six months of 2022, with weighted average yields of 3.98%, compared with $13.9 billion and 3.25%, respectively, during the first six months of 2021. Loan production yields in the lines of business were negatively impacted seven basis points during the first six months of 2021 by originations of Paycheck Protection Program loans in our SBA division. Loan production in the banking division amounted to $1.9 billion during the first six months of 2022 with weighted average yields of 5.21%, compared with $1.5 billion and 3.77%, respectively, during the first six months of 2021.

Total interest income, on a tax-equivalent basis, increased to $387.9 million during the six months ended June 30, 2022, compared with $354.0 million in the same period of 2021. Yields on earning assets increased to 3.72% during the first six months of 2022, compared with 3.71% reported in the same period of 2021. During the first six months of 2022, loans comprised 82.5% of average earning assets, compared with 83.2% in the same period of 2021. Yields on loans decreased to

4.34% during the six months ended June 30, 2022, compared with 4.43% in the same period of 2021. Accretion income for the first six months of 2022 was $627,000, compared with $10.6 million in the first six months of 2021.

The yield on total interest-bearing liabilities decreased from 0.44% during the six months ended June 30, 2021 to 0.37% in the same period of 2022. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 0.22% in the first six months of 2022, compared with 0.28% during the same period of 2021. Deposit costs decreased from 0.14% in the first six months of 2021 to 0.09% in the same period of 2022. Non-deposit funding costs increased from 4.44% in the first six months of 2021 to 4.47% in the same period of 2022. The increase in non-deposit funding costs was driven primarily by an increase in index rates. Average balances of interest bearing deposits and their respective costs for the six months ended June 30, 2022 and 2021 are shown below:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,690,161	0.11%	$3,248,655	0.11%
MMDA	5,163,636	0.15%	4,817,197	0.16%
Savings	990,625	0.06%	850,112	0.06%
Retail CDs	1,733,656	0.33%	2,035,668	0.66%
Brokered CDs	—	—%	1,000	2.82%
Interest-bearing deposits	$11,578,078	0.16%	$10,952,632	0.23%

Provision for Credit Losses

The Company’s provision for credit losses during the six months ended June 30, 2022 amounted to $21.2 million, compared with negative $28.4 million in the six months ended June 30, 2021. This increase was primarily attributable to organic growth in loans during the first six months of 2022 and a release of reserves in the six months ended June 30, 2021 which resulted from an improved economic forecast, particularly levels of unemployment, home prices and gross domestic product. The provision for credit losses for the first six months of 2022 was comprised of $10.5 million related to loans, $10.8 million related to unfunded commitments and negative $126,000 related to other credit losses compared with negative $17.5 million related to loans, negative $10.5 million related to unfunded commitments and negative $431,000 related to other credit losses for the same period in 2021. Non-performing assets as a percentage of total assets increased from 0.43% at December 31, 2021 to 0.56% at June 30, 2022. The increase in non-performing assets is primarily attributable to an increase in nonaccruing loans as a result of rebooked GNMA loans, which the Company has the right, but not the obligation, to repurchase, and one commercial real estate loan totaling $10.4 million. Net charge-offs on loans during the first six months of 2022 were $5.4 million, or 0.07% of average loans on an annualized basis, compared with approximately $6.9 million, or 0.10%, in the first six months of 2021. The Company’s total allowance for credit losses on loans at June 30, 2022 was $172.6 million, or 0.98% of total loans, compared with $167.6 million, or 1.06% of total loans, at December 31, 2021. This increase is primarily attributable to organic growth in loans, partially offset by improvement in forecast economic conditions.

Noninterest Income

Total noninterest income for the six months ended June 30, 2022 was $170.8 million, a decrease of $36.5 million, or 17.6%, from the $207.2 million reported for the six months ended June 30, 2021.  Income from mortgage banking activities decreased $47.0 million, or 27.9%, from $168.7 million in the first six months of 2021 to $121.7 million in the same period of 2022. Total production in the first six months of 2022 amounted to $3.26 billion, compared with $5.03 billion in the same period of 2021, while spread (gain on sale) decreased to 2.63% during the six months ended June 30, 2022, compared with 3.39% in the same period of 2021. The retail mortgage open pipeline was $832.3 million at June 30, 2022, compared with $1.62 billion at December 31, 2021 and $1.75 billion at June 30, 2021. Mortgage-related activities was positively impacted during the first six months of 2022 by a recovery of previous mortgage servicing right impairment of $20.5 million, compared with a recovery of $11.4 million for the same period in 2021.

Other noninterest income increased $10.1 million, or 69.1%, to $24.7 million for the first six months of 2022, compared with $14.6 million during the same period of 2021. The increase in other noninterest income was primarily attributable to an increase in fee income from Balboa Capital of $9.0 million, an increase in BOLI income of $1.6 million and an increase in trust income of $473,000, partially offset by a decrease of $603,000 in gain on BOLI proceeds.

Noninterest Expense

Total noninterest expenses for the six months ended June 30, 2022 increased $1.5 million, or 0.5%, to $286.0 million, compared with $284.6 million in the same period of 2021. Salaries and employee benefits decreased $15.7 million, or 8.6%, from $181.5 million in the first six months of 2021 to $165.8 million in the same period of 2022 due primarily to decreases in variable compensation tied to mortgage production and overtime in our mortgage division of $27.7 million and $1.5 million, respectively, partially offset by an increase in salaries and employee benefits related to Balboa Capital of $17.6 million. Occupancy and equipment expenses increased $2.9 million, or 12.7%, to $25.5 million for the first six months of 2022, compared with $22.6 million in the same period of 2021, due primarily to the addition of Balboa Capital and an increase in real estate taxes. Data processing and communications expenses increased $966,000, or 4.1%, to $24.7 million in the first six months of 2022, from $23.8 million reported in the same period of 2021. Credit resolution-related expenses decreased $1.6 million, or 140.1%, from $1.2 million in the first six months of 2021 to negative $469,000 in the same period of 2022. This decrease in credit resolution-related expenses primarily resulted from an increase in gain on sale of OREO properties of $1.2 million. Advertising and marketing expense was $5.1 million in the first six months of 2022, compared with $3.4 million in the first six months of 2021. Amortization of intangible assets increased $2.1 million, or 26.1%, from $8.2 million in the first six months of 2021 to $10.3 million in the first six months of 2022. This increase was primarily related to amortization of intangibles from the acquisition of Balboa Capital Corporation in December 2021, partially offset by a reduction in core deposit intangible amortization. There were $977,000 in merger and conversion charges in the first six months of 2022, compared with none in the same period in 2021. Loan servicing expenses increased $8.0 million, or 74.2%, from $10.8 million in the first six months of 2021 to $18.8 million in the same period of 2022, primarily attributable to additional mortgage loans serviced resulting from strong mortgage production over the previous year. Other noninterest expenses increased $2.0 million, or 6.2%, from $33.2 million in the first six months of 2021 to $35.2 million in the same period of 2022, due primarily to an increase of $2.9 million in legal fees and an increase of $1.3 million in FDIC insurance expense. These increases in other noninterest expenses were partially offset by decreases in other losses of $569,000 and variable expenses tied to production in our mortgage division.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the six months ended June 30, 2022, the Company reported income tax expense of $55.7 million, compared with $64.6 million in the same period of 2021. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 24.5% and 23.3%, respectively. The increase in the effective tax rate is primarily a result of a discrete charge to the Company's state tax liability and nondeductible merger and conversion charges incurred during the first six months of 2022.

Financial Condition as of June 30, 2022

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

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2022, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2022, management determined that $88,000 was attributable to credit impairment and, accordingly, an allowance for credit losses was established. The remaining $16.7 million in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$314,613	$312,889	$—	$—
U.S. government-sponsored agencies	2,050	2,021	7,084	7,172
State, county and municipal securities	41,428	40,963	45,470	47,812
Corporate debt securities	15,897	15,463	27,897	28,496
SBA pool securities	35,854	34,431	44,312	45,201
Mortgage-backed securities	658,508	646,501	448,124	463,940
Total debt securities available-for-sale	$1,068,350	$1,052,268	$572,887	$592,621

Securities held-to-maturity
State, county and municipal securities	$31,905	$27,626	$8,905	$8,711
Mortgage-backed securities	79,749	69,518	70,945	69,495
Total debt securities held-to-maturity	$111,654	$97,144	$79,850	$78,206

The amounts of securities available-for-sale and held-to-maturity in each category as of June 30, 2022 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount		Yield (2)(3)
One year or less	$—	—%	$1,008	1.92%	$4,769		3.05%
After one year through five years	312,889	2.53	1,013	2.16	13,715		4.07
After five years through ten years	—	—	—	—	15,252	4	4.01
After ten years	—	—	—	—	7,227		3.70
	$312,889	2.53%	$2,021	2.04%	$40,963		3.86%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount		Yield (2)
One year or less	$500	3.88%	$477	2.10%	$21		2.40%
After one year through five years	—	—	9,663	2.07	113,977		2.99
After five years through ten years	13,244	4.71	2,589	3.04	225,714		2.94
After ten years	1,719	5.59	21,702	2.50	306,789		3.03
	$15,463	4.79%	$34,431	2.42%	$646,501		2.99%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	11,044	1.01
After five years through ten years	—	—	26,103	2.03
After ten years	31,905	3.93	42,602	1.68
	$31,905	3.93%	$79,749	1.70%
(1)The amortized cost of securities held-to-maturity and fair value of securities available-for-sale are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
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

Loans and Allowance for Credit Losses

At June 30, 2022, gross loans outstanding (including loans and loans held for sale) were $18.12 billion, up $987.8 million from $17.13 billion reported at December 31, 2021. Loans increased $1.69 billion, or 10.6%, from $15.87 billion at December 31, 2021 to $17.56 billion at June 30, 2022, driven primarily by organic growth. Loans held for sale decreased from $1.25 billion at December 31, 2021 to $555.7 million at June 30, 2022 primarily in our mortgage division.

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

At the end of the second quarter of 2022, the ACL on loans totaled $172.6 million, or 0.98% of loans, compared with $167.6 million, or 1.06% of loans, at December 31, 2021. Our nonaccrual loans increased from $85.3 million at December 31, 2021 to $122.9 million at June 30, 2022. The increase in nonaccrual loans is attributable to rebooked GNMA loans, which the Company has the right, but not the obligation, to repurchase, and one commercial real estate loan totaling $10.4 million. For the first six months of 2022, our net charge off ratio as a percentage of average loans decreased to 0.07%, compared with 0.10% for the first six months of 2021. The total provision for credit losses for the first six months of 2022 was $21.2 million, increasing from a provision release of $28.4 million recorded for the first six months of 2021. Our ratio of total nonperforming assets to total assets increased from 0.43% at December 31, 2021 to 0.56% at June 30, 2022.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Balance of allowance for credit losses on loans at beginning of period	$167,582	$199,422
Provision charged to operating expense	10,493	(17,478)
Charge-offs:
Commercial, financial and agricultural	8,805	5,899
Consumer installment	2,562	3,117
Indirect automobile	129	970
Premium finance	2,435	2,537
Real estate – construction and development	—	212
Real estate – commercial and farmland	1,364	1,422
Real estate – residential	137	555
Total charge-offs	15,432	14,712

Recoveries:
Commercial, financial and agricultural	5,681	1,352
Consumer installment	388	568
Indirect automobile	540	1,072
Premium finance	2,360	3,588
Real estate – construction and development	573	251
Real estate – commercial and farmland	81	226
Real estate – residential	376	781
Total recoveries	9,999	7,838
Net charge-offs	5,433	6,874
Balance of allowance for credit losses on loans at end of period	$172,642	$175,070

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Six Months Ended
(dollars in thousands)	June 30, 2022	June 30, 2021
Allowance for credit losses on loans at end of period	$172,642	$175,070
Net charge-offs for the period	5,433	6,874
Loan balances:
End of period	17,561,022	14,780,791
Average for the period	16,344,409	14,501,802
Net charge-offs as a percentage of average loans (annualized)	0.07%	0.10%
Allowance for credit losses on loans as a percentage of end of period loans	0.98%	1.18%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial, financial and agricultural	$2,022,845	$1,875,993
Consumer installment	167,237	191,298
Indirect automobile	172,245	265,779
Mortgage warehouse	949,191	787,837
Municipal	529,268	572,701
Premium finance	942,357	798,409
Real estate – construction and development	1,747,284	1,452,339
Real estate – commercial and farmland	7,156,017	6,834,917
Real estate – residential	3,874,578	3,094,985
	$17,561,022	$15,874,258

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

Nonaccrual loans totaled $122.9 million at June 30, 2022, an increase of $37.6 million, or 44.2%, from $85.3 million at December 31, 2021. Accruing loans delinquent 90 days or more totaled $8.5 million at June 30, 2022, a decrease of $4.1 million, or 32.5%, compared with $12.6 million at December 31, 2021. At June 30, 2022, OREO totaled $835,000, a decrease of $3.0 million, or 78.1%, compared with $3.8 million at December 31, 2021. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2022, total non-performing assets as a percent of total assets increased to 0.56% compared with 0.43% at December 31, 2021.

Non-performing assets at June 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans	$122,912	$85,266
Accruing loans delinquent 90 days or more	8,542	12,648
Repossessed assets	122	84
Other real estate owned	835	3,810
Total non-performing assets	$132,411	$101,808

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of June 30, 2022 and December 31, 2021, the Company had a balance of $41.8 million and $76.6 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at June 30, 2022 and December 31, 2021:

June 30, 2022	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	9	$964	3	$364
Consumer installment	4	9	10	14
Indirect automobile	196	759	30	122
Premium finance	6	993	—	—
Real estate – construction and development	2	706	—	—
Real estate – commercial and farmland	18	8,213	4	788
Real estate – residential	210	24,456	31	4,369
Total	445	$36,100	78	$5,657

December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer installment	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	25	35,575	5	5,924
Real estate – residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at June 30, 2022 and December 31, 2021:

June 30, 2022	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$971	1	$357
Consumer installment	8	13	6	10
Indirect automobile	182	697	44	184
Premium finance	6	993	—	—
Real estate – construction and development	2	706	—	—
Real estate – commercial and farmland	21	8,993	1	8
Real estate – residential	198	23,052	43	5,773
Total	428	$35,425	95	$6,332

December 31, 2021	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$1,269	7	$100
Consumer installment	10	17	14	34
Indirect automobile	233	1,052	52	258
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	29	41,452	1	47
Real estate – residential	215	26,956	37	4,601
Total	502	$71,535	112	$5,053

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at June 30, 2022 and December 31, 2021:

June 30, 2022	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$283	—	$—
Forbearance of interest	15	1,070	1	41
Forbearance of principal	288	21,748	49	4,725
Rate reduction only	54	5,311	2	160
Rate reduction, forbearance of interest	32	2,385	2	25
Rate reduction, forbearance of principal	17	2,336	21	573
Rate reduction, forgiveness of interest	36	2,967	3	133
Total	445	$36,100	78	$5,657

December 31, 2021	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$287	—	$—
Forbearance of interest	16	1,218	1	15
Forbearance of principal	332	49,778	73	9,783
Rate reduction only	55	6,321	4	200
Rate reduction, maturity extension	—	—	1	1
Rate reduction, forbearance of interest	33	2,296	6	319
Rate reduction, forbearance of principal	18	2,694	29	363
Rate reduction, forgiveness of interest	37	2,988	6	325
Total	494	$65,582	120	$11,006

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at June 30, 2022 and December 31, 2021:

June 30, 2022	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$57	2	$251
Raw land	3	1,751	2	51
Hotel and motel	1	130	—	—
Office	4	613	—	—
Retail, including strip centers	7	3,978	1	496
1-4 family residential	210	24,456	30	4,359
Church	2	2,390	—	—
Automobile/equipment/CD	209	1,732	43	500
Unsecured	6	993	—	—
Total	445	$36,100	78	$5,657

December 31, 2021	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$61	2	$272
Raw land	6	3,776	1	13
Hotel and motel	4	22,069	1	4,798
Office	5	710	1	485
Retail, including strip centers	8	7,118	1	370
1-4 family residential	215	27,129	39	4,678
Church	2	2,393	—	—
Automobile/equipment/CD	251	2,326	75	390
Total	494	$65,582	120	$11,006

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

The CRE guidance is applicable when either:

(1)total loans for construction, land development, and other land, net of owner-occupied loans, represent 100% or more of a tier I capital plus allowance for credit losses on loans and leases; or
(2)total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land, net of owner-occupied loans, represent 300% or more of a bank’s tier I capital plus allowance for credit losses on loans and leases.

Banks that are subject to the CRE guidance criteria are required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

As of June 30, 2022, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2022 and December 31, 2021. The loan categories and concentrations below are based on Federal Reserve Call codes:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,747,284	10%	$1,452,339	9%
Multi-family loans	693,382	4%	596,000	4%
Nonfarm non-residential loans (excluding owner-occupied)	4,539,983	26%	4,341,436	27%
Total CRE Loans (excluding owner-occupied)	6,980,649	40%	6,389,775	40%
All other loan types	10,580,373	60%	9,484,483	60%
Total Loans	$17,561,022	100%	$15,874,258	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of June 30, 2022 and December 31, 2021:

	Internal Limit	Actual
		June 30, 2022	December 31, 2021
Construction and development loans	100%	72%	66%
Total CRE loans (excluding owner-occupied)	300%	288%	291%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At June 30, 2022, the Company’s short-term investments were $1.96 billion, compared with $3.76 billion at December 31, 2021. At June 30, 2022, the Company had $5.0 million in federal funds sold and $1.96 billion was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $10.1 million and $11.9 million at June 30, 2022 and December 31, 2021, respectively, and a liability of $0 and $710,000 at June 30, 2022 and December 31, 2021, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. On October 22, 2020 and again on October 28, 2021, the Company announced that its Board of Directors had approved the extension of the share repurchase program for an additional year in each instance. As a result, the Company is currently authorized to engage in repurchases through October 31, 2022.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2022, $41.7 million, or 952,910 shares of the Company's common stock, had been repurchased under the program.

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

As of June 30, 2022, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.01%	8.63%
Ameris Bank	10.30%	9.50%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.11%	10.46%
Ameris Bank	11.54%	11.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.11%	10.46%
Ameris Bank	11.54%	11.50%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.27%	13.78%
Ameris Bank	12.61%	12.45%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2022 and December 31, 2021, the net carrying value of the Company’s other borrowings was $425.6 million and $739.9 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Investment securities available-for-sale to total deposits	5.35%	2.96%	3.01%	3.63%	4.26%
Loans (net of unearned income) to total deposits	89.21%	82.41%	80.72%	78.71%	80.96%
Interest-earning assets to total assets	89.88%	90.43%	90.56%	91.20%	90.79%
Interest-bearing deposits to total deposits	58.02%	59.82%	60.46%	59.56%	61.75%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2022 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

The Company also had forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $10.1 million and $11.9 million at June 30, 2022 and December 31, 2021, respectively, and a liability of $0 and $710,000 at June 30, 2022 and December 31, 2021, respectively.

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

During the quarter ended June 30, 2022, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1, 2022 through April 30, 2022	—	$—	—	$63,310,664
May 1, 2022 through May 31, 2022	118,157	$42.72	118,157	$58,262,530
June 1, 2022 through June 30, 2022	—	$—	—	$58,262,530
Total	118,157	$—	118,157	$58,262,530

(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020.  On October 22, 2020 and again on October 28, 2021, the Company announced that its Board of Directors had approved the extension of the share repurchase program for an additional year in each instance. As a result, the Company is currently authorized to engage in repurchases through October 31, 2022. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2022, $41.7 million, or 952,910 shares of the Company's common stock, had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

3.8	Bylaws of Ameris Bancorp, as amended and restated through June 11, 2020 (incorporated by reference to Exhibit 3.8 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.1*	Ameris Bancorp 2021 Omnibus Equity Incentive Plan, as amended and restated through July 26, 2022.

10.2*	Summary of Director Compensation.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2022	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)