Form 10-Q
period 2022-09-30
Ameris Bancorp
filed 2022-11-07
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

 There were 69,351,709 shares of Common Stock outstanding as of October 31, 2022.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Cash and due from banks	$269,193	$307,813
Federal funds sold and interest-bearing deposits in banks	1,061,975	3,756,844
Cash and cash equivalents	1,331,168	4,064,657

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $79 and $—	1,255,149	592,621
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $107,814 and $78,206)	130,214	79,850
Other investments	60,560	47,552
Loans held for sale, at fair value	297,987	1,254,632

Loans, net of unearned income	18,806,856	15,874,258
Allowance for credit losses	(184,891)	(167,582)
Loans, net	18,621,965	15,706,676

Other real estate owned, net	843	3,810
Premises and equipment, net	222,694	225,400
Goodwill	1,023,071	1,012,620
Other intangible assets, net	110,903	125,938
Cash value of bank owned life insurance	386,533	331,146
Other assets	372,570	413,419
Total assets	$23,813,657	$23,858,321

Liabilities
Deposits:
Noninterest-bearing	$8,343,200	$7,774,823
Interest-bearing	11,123,719	11,890,730
Total deposits	19,466,919	19,665,553
Securities sold under agreements to repurchase	—	5,845
Other borrowings	725,664	739,879
Subordinated deferrable interest debentures	127,823	126,328
Other liabilities	374,181	354,265
Total liabilities	20,694,587	20,891,870

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,247,386 and 72,017,126 shares issued	72,247	72,017
Capital surplus	1,932,906	1,924,813
Retained earnings	1,239,477	1,006,436
Accumulated other comprehensive income, net of tax	(50,734)	15,590
Treasury stock, at cost, 2,894,677 and 2,407,898 shares	(74,826)	(52,405)
Total shareholders’ equity	3,119,070	2,966,451
Total liabilities and shareholders’ equity	$23,813,657	$23,858,321

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$216,400	$166,358	$584,706	$505,276
Interest on taxable securities	10,324	5,296	21,627	16,658
Interest on nontaxable securities	363	139	818	419
Interest on deposits in other banks and federal funds sold	7,215	1,253	13,093	2,394
Total interest income	234,302	173,046	620,244	524,747

Interest expense
Interest on deposits	14,034	5,106	23,034	17,679
Interest on other borrowings	7,287	6,279	20,321	18,578
Total interest expense	21,321	11,385	43,355	36,257

Net interest income	212,981	161,661	576,889	488,490
Provision for loan losses	17,469	(3,984)	27,962	(21,462)
Provision for unfunded commitments	192	(5,516)	10,980	(16,056)
Provision for other credit losses	(9)	(175)	(135)	(606)
Provision for credit losses	17,652	(9,675)	38,807	(38,124)
Net interest income after provision for credit losses	195,329	171,336	538,082	526,614

Noninterest income
Service charges on deposit accounts	11,168	11,486	33,374	33,322
Mortgage banking activity	40,350	56,460	162,049	225,177
Other service charges, commissions and fees	970	1,154	2,907	3,226
Net gain (loss) on securities	(21)	530	200	519
Other noninterest income	12,857	6,932	37,546	21,531
Total noninterest income	65,324	76,562	236,076	283,775

Noninterest expense
Salaries and employee benefits	78,697	79,671	244,523	261,161
Occupancy and equipment	12,983	11,979	38,456	34,572
Data processing and communications expenses	12,015	10,681	36,742	34,442
Credit resolution-related expenses	126	377	(343)	1,546
Advertising and marketing	3,553	2,676	8,663	6,053
Amortization of intangible assets	4,710	3,387	15,035	11,578
Merger and conversion charges	—	183	977	183
Loan servicing expense	9,613	7,400	28,452	18,214
Other noninterest expenses	17,881	20,842	53,089	54,006
Total noninterest expense	139,578	137,196	425,594	421,755

Income before income tax expense	121,075	110,702	348,564	388,634
Income tax expense	28,520	29,022	84,245	93,665
Net income	92,555	81,680	264,319	294,969

Other comprehensive loss
Net unrealized holding losses arising during period on investment securities available-for-sale, net of tax benefit of $(10,128), $(834), $(17,631) and $(3,089)	(38,099)	(3,139)	(66,324)	(11,620)
Total other comprehensive loss	(38,099)	(3,139)	(66,324)	(11,620)
Comprehensive income	$54,456	$78,541	$197,995	$283,349

Basic earnings per common share	$1.34	$1.18	$3.82	$4.25
Diluted earnings per common share	$1.34	$1.17	$3.81	$4.23
Weighted average common shares outstanding
Basic	69,125	69,440	69,213	69,445
Diluted	69,327	69,756	69,428	69,772
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2022	72,251,856	$72,251	$1,931,088	$1,157,359	$(12,635)	2,891,395	$(74,687)	$3,073,376
Forfeitures of restricted shares	(4,470)	(4)	(38)	—	—	—	—	(42)
Share-based compensation	—	—	1,856	—	—	—	—	1,856
Purchase of treasury shares	—	—	—	—	—	3,282	(139)	(139)
Net income	—	—	—	92,555	—	—	—	92,555
Dividends on common shares ($0.15 per share)	—	—	—	(10,437)	—	—	—	(10,437)
Other comprehensive loss during the period	—	—	—	—	(38,099)	—	—	(38,099)
Balance, September 30, 2022	72,247,386	$72,247	$1,932,906	$1,239,477	$(50,734)	2,894,677	$(74,826)	$3,119,070

	Nine Months Ended September 30, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	164,346	164	1,177	—	—	—	—	1,341
Forfeitures of restricted shares	(13,889)	(14)	(119)	—	—	—	—	(133)
Proceeds from exercise of stock options	79,803	80	2,244	—	—	—	—	2,324
Share-based compensation	—	—	4,791	—	—	—	—	4,791
Purchase of treasury shares	—	—	—	—	—	486,779	(22,421)	(22,421)
Net income	—	—	—	264,319	—	—	—	264,319
Dividends on common shares ($0.45 per share)	—	—	—	(31,278)	—	—	—	(31,278)
Other comprehensive loss during the period	—	—	—	—	(66,324)	—	—	(66,324)
Balance, September 30, 2022	72,247,386	$72,247	$1,932,906	$1,239,477	$(50,734)	2,894,677	$(74,826)	$3,119,070

	Three Months Ended September 30, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2021	72,007,871	$72,008	$1,920,566	$863,828	$25,024	2,240,662	$(44,422)	$2,837,004
Forfeitures of restricted shares	(1,945)	(2)	(31)	—	—	—	—	(33)
Proceeds from exercise of stock options	10,000	10	278	—	—	—	—	288
Share-based compensation	—	—	2,151	—	—	—	—	2,151
Purchase of treasury shares	—	—	—	—	—	139,829	(6,652)	(6,652)
Net income	—	—	—	81,680	—	—	—	81,680
Dividends on common shares ($0.15 per share)	—	—	—	(10,529)	—	—	—	(10,529)
Other comprehensive loss during the period	—	—	—	—	(3,139)	—	—	(3,139)
Balance, September 30, 2021	72,015,926	$72,016	$1,922,964	$934,979	$21,885	2,380,491	$(51,074)	$2,900,770

	Nine Months Ended September 30, 2021

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	99,308	99	500	—	—	—	—	599
Forfeitures of restricted shares	(2,695)	(3)	(50)	—	—	—	—	(53)
Proceeds from exercise of stock options	165,608	166	4,333	—	—	—	—	4,499
Share-based compensation	—	—	4,896	—	—	—	—	4,896
Purchase of treasury shares	—	—	—	—	—	168,267	(8,108)	(8,108)
Net income	—	—	—	294,969	—	—	—	294,969
Dividends on common shares ($0.45 per share)	—	—	—	(31,500)	—	—	—	(31,500)
Other comprehensive loss during the period	—	—	—	—	(11,620)	—	—	(11,620)
Balance, September 30, 2021	72,015,926	$72,016	$1,922,964	$934,979	$21,885	2,380,491	$(51,074)	$2,900,770

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$264,319	$294,969
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	13,808	12,864
Net losses on sale or disposal of premises and equipment	92	3,200
Net write-downs on other assets	—	260
Provision for credit losses	38,807	(38,124)
Net write-downs and (gains) losses on sale of other real estate owned	(1,773)	(581)
Share-based compensation expense	4,859	5,884
Amortization of intangible assets	15,035	11,578
Amortization of operating lease right of use assets	8,783	12,389
Provision for deferred taxes	(21,699)	32,074
Net amortization of investment securities available-for-sale	407	2,534
Net amortization of investment securities held-to-maturity	71	14
Net amortization of other investments	556	—
Net gain on securities	(200)	(519)
Accretion of discount on purchased loans, net	(30)	(13,537)
Net amortization on other borrowings	324	330
Amortization of subordinated deferrable interest debentures	1,495	1,485
Loan servicing asset recovery	(21,824)	(9,990)
Originations of mortgage loans held for sale	(3,265,190)	(6,231,286)
Payments received on mortgage loans held for sale	21,657	38,178
Proceeds from sales of mortgage loans held for sale	3,919,672	5,752,055
Net (gains) losses on sale of mortgage loans held for sale	83,975	(126,533)
Originations of SBA loans	(44,664)	(51,155)
Proceeds from sales of SBA loans	53,961	54,861
Net gains on sale of SBA loans	(5,191)	(5,059)
Increase in cash surrender value of bank owned life insurance	(5,433)	(3,628)
Gain on bank owned life insurance proceeds	(55)	(603)
Net gains on other loans held for sale	—	(457)
Loss on sale of mortgage servicing rights	316	—
Change attributable to other operating activities	711	1,244
Net cash provided by (used in) operating activities	1,062,789	(257,553)

Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	—	249
Purchases of securities available-for-sale	(894,260)	—
Purchases of investment securities held-to-maturity	(52,111)	(64,517)
Proceeds from maturities and paydowns of securities available-for-sale	147,291	281,244
Proceeds from maturities and paydowns of securities held-to-maturity	1,676	52
Net (increase) decrease in other investments	(13,364)	1,102
Net increase in loans	(2,764,936)	(215,289)
Purchases of premises and equipment	(11,307)	(21,990)
Proceeds from sale of premises and equipment	46	993
Proceeds from sales of other real estate owned	5,086	10,141
Proceeds from sale of mortgage servicing rights	119,845	—
Purchases of bank owned life insurance	(50,000)	(100,000)
Proceeds from bank owned life insurance	101	1,309
Payments received on other loans held for sale	—	9,136
Proceeds from sales of other loans held for sale	—	156,803
Net cash and cash equivalents paid in acquisitions	(14,003)	—
Net cash provided by (used in) investing activities	(3,525,936)	59,233

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$(198,634)	$1,875,666
Net decrease in securities sold under agreements to repurchase	(5,845)	(7,139)
Proceeds from other borrowings	350,000	—
Repayment of other borrowings	(364,539)	(110)
Proceeds from exercise of stock options	2,324	4,499
Dividends paid - common stock	(31,227)	(31,354)
Purchase of treasury shares	(22,421)	(8,108)
Net cash provided by (used in) financing activities	(270,342)	1,833,454

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,733,489)	1,635,134
Cash, cash equivalents and restricted cash at beginning of period	4,064,657	2,117,306
Cash, cash equivalents and restricted cash at end of period	$1,331,168	$3,752,440

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$42,040	$35,389
Income taxes	82,551	55,651
Loans transferred to other real estate owned	346	2,274
Loans transferred from loans held for sale to loans held for investment	192,425	134,941
Loans provided for the sales of other real estate owned	2,288	1,052
Right-of-use assets obtained in exchange for new operating lease liabilities	1,537	10,270
Assets acquired in business acquisitions	10,641	—
Liabilities assumed in business acquisitions	(3,362)	—
Change in unrealized loss on securities available-for-sale, net of tax	(66,324)	(11,620)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2022

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2022, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. Restricted cash held for securitization investors, which are reported on the Company's consolidated balance sheets in cash and due from banks, was $0 and $43.0 million at September 30, 2022 and December 31, 2021, respectively.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
U.S. Treasuries	$520,085	$—	$—	$(16,275)	$503,810
U.S. government-sponsored agencies	1,039	—	—	(62)	977
State, county and municipal securities	40,842	—	10	(1,584)	39,268
Corporate debt securities	15,897	(79)	—	(522)	15,296
SBA pool securities	31,063	—	4	(2,216)	28,851
Mortgage-backed securities	710,523	—	12	(43,588)	666,947
Total debt securities available-for-sale	$1,319,449	$(79)	$26	$(64,247)	$1,255,149

December 31, 2021
U.S. government-sponsored agencies	$7,084	$—	$88	$—	$7,172
State, county and municipal securities	45,470	—	2,342	—	47,812
Corporate debt securities	27,897	—	719	(120)	28,496
SBA pool securities	44,312	—	958	(69)	45,201
Mortgage-backed securities	448,124	—	15,822	(6)	463,940
Total debt securities available-for-sale	$572,887	$—	$19,929	$(195)	$592,621

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
State, county and municipal securities	$31,905	$—	$(6,832)	$25,073
Mortgage-backed securities	98,309	—	(15,568)	82,741
Total debt securities held-to-maturity	$130,214	$—	$(22,400)	$107,814

December 31, 2021
State, county and municipal securities	$8,905	$4	$(198)	$8,711
Mortgage-backed securities	70,945	—	(1,450)	69,495
Total debt securities held-to-maturity	$79,850	$4	$(1,648)	$78,206

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of September 30, 2022, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,874	$5,861	$—	$—
Due from one year to five years	548,134	530,891	—	—
Due from five to ten years	25,568	24,709	—	—
Due after ten years	29,350	26,741	31,905	25,073
Mortgage-backed securities	710,523	666,947	98,309	82,741
	$1,319,449	$1,255,149	$130,214	$107,814

Securities with a carrying value of approximately $663.6 million and $366.7 million at September 30, 2022 and December 31, 2021, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasuries	$503,810	$(16,275)	$—	$—	$503,810	$(16,275)
U.S. government-sponsored agencies	977	(62)	—	—	977	(62)
State, county and municipal securities	30,049	(1,584)	—	—	30,049	(1,584)
Corporate debt securities	12,596	(301)	1,200	(221)	13,796	(522)
SBA pool securities	26,326	(2,170)	2,191	(46)	28,517	(2,216)
Mortgage-backed securities	664,877	(43,588)	1	—	664,878	(43,588)
Total debt securities available-for-sale	$1,238,635	$(63,980)	$3,392	$(267)	$1,242,027	$(64,247)

December 31, 2021
Corporate debt securities	$—	$—	$1,380	$(120)	$1,380	$(120)
SBA pool securities	1,312	(6)	2,572	(63)	3,884	(69)
Mortgage-backed securities	5,514	(6)	1	—	5,515	(6)
Total debt securities available-for-sale	$6,826	$(12)	$3,953	$(183)	$10,779	$(195)

As of September 30, 2022, the Company’s available-for-sale security portfolio consisted of 441 securities, 425 of which were in an unrealized loss position. At September 30, 2022, the Company held 338 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At September 30, 2022, the Company held 33 U.S. Small Business Administration (“SBA”) pool securities, 30 state, county and municipal securities, five corporate securities, one U.S. government-sponsored agency security, and 18 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2022
State, county and municipal securities	$24,323	$(6,382)	$750	$(450)	$25,073	$(6,832)
Mortgage-backed securities	36,036	(3,065)	46,705	(12,503)	82,741	(15,568)
Total debt securities held-to-maturity	$60,359	$(9,447)	$47,455	$(12,953)	$107,814	$(22,400)

December 31, 2021
State, county and municipal securities	$3,707	$(198)	$—	$—	$3,707	$(198)
Mortgage-backed securities	69,495	(1,450)	—	—	69,495	(1,450)
Total debt securities held-to-maturity	$73,202	$(1,648)	$—	$—	$73,202	$(1,648)

As of September 30, 2022, the Company’s held-to-maturity security portfolio consisted of 24 securities, all of which were in an unrealized loss position. At September 30, 2022, the Company held 18 mortgage-backed securities and six state, county and municipal securities that were in an unrealized loss position.

During 2022 and 2021, the Company received timely and current interest and principal payments on all of the securities classified as corporate debt securities. The Company’s investments in subordinated debt include investments in regional and super-regional banks on which the Company prepares regular analysis through review of financial information and credit ratings. Investments in preferred securities are also concentrated in the preferred obligations of regional and super-regional banks through non-pooled investment structures. The Company did not have investments in “pooled” trust preferred securities at September 30, 2022 or December 31, 2021.

At September 30, 2022 and December 31, 2021, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2022, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2022, management determined that $79,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $64.2 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for credit losses	2022	2021	2022	2021
Beginning balance	$88	$81	$—	$112
Provision for expected credit losses	(9)	(81)	79	(112)
Ending balance	$79	$—	$79	$—

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Unrealized holding gains (losses) on equity securities	$(21)	$(2)	$(70)	$(13)
Net realized gains on sales of other investments	—	532	270	532
Net gain (loss) on securities	$(21)	$530	$200	$519

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial, financial and agricultural	$2,245,287	$1,875,993
Consumer installment	162,345	191,298
Indirect automobile	137,183	265,779
Mortgage warehouse	980,342	787,837
Municipal	516,797	572,701
Premium finance	1,062,724	798,409
Real estate – construction and development	2,009,726	1,452,339
Real estate – commercial and farmland	7,516,309	6,834,917
Real estate – residential	4,176,143	3,094,985
	$18,806,856	$15,874,258

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $55.4 million and $54.8 million at September 30, 2022 and December 31, 2021, respectively. The Company recorded an allowance for credit losses of $0 and $214,000 related to deferred interest on loans modified under its Disaster Relief Program at September 30, 2022 and December 31, 2021, respectively.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial, financial and agricultural	$10,344	$14,214
Consumer installment	412	476
Indirect automobile	393	947
Real estate – construction and development	168	492
Real estate – commercial and farmland	14,172	15,365
Real estate – residential	93,187	53,772
	$118,676	$85,266

There was no interest income recognized on nonaccrual loans during the nine months ended September 30, 2022 and 2021.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial, financial and agricultural	$—	$164
Real estate – construction and development	—	209
Real estate – commercial and farmland	2,715	2,061
Real estate – residential	4,142	7,942
	$6,857	$10,376

The following table presents an analysis of past-due loans as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2022
Commercial, financial and agricultural	$7,515	$2,494	$10,382	$20,391	$2,224,896	$2,245,287	$2,075
Consumer installment	1,379	763	706	2,848	159,497	162,345	519
Indirect automobile	422	169	230	821	136,362	137,183
Mortgage warehouse	—	—	—	—	980,342	980,342	—
Municipal	—	—	—	—	516,797	516,797	—
Premium finance	12,432	7,499	9,340	29,271	1,033,453	1,062,724	9,340
Real estate – construction and development	20,430	2,003	492	22,925	1,986,801	2,009,726	444
Real estate – commercial and farmland	2,465	372	11,441	14,278	7,502,031	7,516,309	—
Real estate – residential	26,599	8,256	90,488	125,343	4,050,800	4,176,143	—
Total	$71,242	$21,556	$123,079	$215,877	$18,590,979	$18,806,856	$12,378

December 31, 2021
Commercial, financial and agricultural	$3,431	$2,005	$12,017	$17,453	$1,858,540	$1,875,993	$1,165
Consumer installment	1,786	871	891	3,548	187,750	191,298	584
Indirect automobile	772	185	473	1,430	264,349	265,779	—
Mortgage warehouse	—	—	—	—	787,837	787,837	—
Municipal	—	—	—	—	572,701	572,701	—
Premium finance	6,992	4,340	9,134	20,466	777,943	798,409	9,134
Real estate – construction and development	16,601	1,398	2,190	20,189	1,432,150	1,452,339	1,758
Real estate – commercial and farmland	6,713	1,150	5,924	13,787	6,821,130	6,834,917	7
Real estate – residential	17,729	4,266	49,839	71,834	3,023,151	3,094,985	—
Total	$54,024	$14,215	$80,468	$148,707	$15,725,551	$15,874,258	$12,648

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$7,365	$6,646	$2,613	$723
Premium finance	—	—	2,989	30
Real estate – construction and development	280	—	1,432	45
Real estate – commercial and farmland	16,186	1,207	33,332	6,646
Real estate – residential	16,146	2,110	11,712	453
	$39,977	$9,963	$52,078	$7,897

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of September 30, 2022 and December 31, 2021. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 8 or 9 at September 30, 2022 or December 31, 2021.

As of September 30, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$818,365	$585,385	$193,526	$122,965	$69,367	$50,153	$382,953	$2,222,714
6	—	—	105	576	55	2,895	760	4,391
7	6,407	1,026	714	3,480	1,308	3,079	2,168	18,182
Total commercial, financial and agricultural	$824,772	$586,411	$194,345	$127,021	$70,730	$56,127	$385,881	$2,245,287
Consumer Installment
Risk Grade:
Pass	$34,089	$15,217	$41,532	$25,909	$19,219	$15,083	$9,875	$160,924
6	38	—	—	—	—	128	5	171
7	72	148	290	114	189	399	38	1,250
Total consumer installment	$34,199	$15,365	$41,822	$26,023	$19,408	$15,610	$9,918	$162,345
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$13,565	$60,812	$61,749	$—	$136,126
6	—	—	—	—	—	15	—	15
7	—	—	—	43	194	805	—	1,042
Total indirect automobile	$—	$—	$—	$13,608	$61,006	$62,569	$—	$137,183
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$942,279	$942,279
6	—	—	—	—	—	—	18,895	18,895
7	—	—	—	—	—	—	19,168	19,168
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$980,342	$980,342
Municipal
Risk Grade:
Pass	$17,385	$46,009	$188,438	$9,820	$4,605	$250,540	$—	$516,797
Total municipal	$17,385	$46,009	$188,438	$9,820	$4,605	$250,540	$—	$516,797
Premium Finance
Risk Grade:
Pass	$1,028,078	$25,252	$54	$—	$—	$—	$—	$1,053,384
7	7,692	1,647	1	—	—	—	—	9,340
Total premium finance	$1,035,770	$26,899	$55	$—	$—	$—	$—	$1,062,724
Real Estate – Construction and Development
Risk Grade:
Pass	$666,198	$798,554	$307,586	$128,258	$8,973	$26,111	$30,577	$1,966,257
6	8,341	19,987	432	—	174	189	—	29,123
7	20	286	164	5	13,236	635	—	14,346
Total real estate – construction and development	$674,559	$818,827	$308,182	$128,263	$22,383	$26,935	$30,577	$2,009,726

As of September 30, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,535,883	$2,039,201	$1,091,901	$868,208	$469,560	$1,312,867	$96,329	$7,413,949
6	607	119	—	31,118	1,125	19,252	—	52,221
7	361	5,235	2,905	11,859	6,734	23,028	17	50,139
Total real estate – commercial and farmland	$1,536,851	$2,044,555	$1,094,806	$911,185	$477,419	$1,355,147	$96,346	$7,516,309
Real Estate - Residential
Risk Grade:
Pass	$1,249,401	$1,226,383	$559,613	$277,910	$120,863	$407,922	$228,525	$4,070,617
6	447	147	94	693	369	3,419	422	5,591
7	1,824	15,915	20,652	26,903	11,772	20,911	1,958	99,935
Total real estate - residential	$1,251,672	$1,242,445	$580,359	$305,506	$133,004	$432,252	$230,905	$4,176,143
Total Loans
Risk Grade:
Pass	$5,349,399	$4,736,001	$2,382,650	$1,446,635	$753,399	$2,124,425	$1,690,538	$18,483,047
6	9,433	20,253	631	32,387	1,723	25,898	20,082	110,407
7	16,376	24,257	24,726	42,404	33,433	48,857	23,349	213,402
Total loans	$5,375,208	$4,780,511	$2,408,007	$1,521,426	$788,555	$2,199,180	$1,733,969	$18,806,856

As of December 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$903,630	$279,037	$188,810	$118,613	$50,737	$40,376	$262,951	$1,844,154
6	190	—	393	427	368	1,832	1,961	5,171
7	9,216	1,268	4,098	1,472	2,566	6,019	2,029	26,668
Total commercial, financial and agricultural	$913,036	$280,305	$193,301	$120,512	$53,671	$48,227	$266,941	$1,875,993
Consumer Installment
Risk Grade:
Pass	$35,781	$59,221	$37,195	$27,266	$9,787	$11,021	$9,437	$189,708
6	—	—	—	—	—	135	5	140
7	59	283	290	216	103	405	94	1,450
Total consumer installment	$35,840	$59,504	$37,485	$27,482	$9,890	$11,561	$9,536	$191,298
Indirect Automobile
Risk Grade:
Pass	$—	$—	$20,276	$101,969	$90,294	$51,468	$—	$264,007
6	—	—	—	24	10	19	—	53
7	—	—	55	234	384	1,046	—	1,719
Total indirect automobile	$—	$—	$20,331	$102,227	$90,688	$52,533	$—	$265,779

As of December 31, 2021	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2021	2020	2019	2018	2017	Prior		Total

Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Municipal
Risk Grade:
Pass	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Total municipal	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Premium Finance
Risk Grade:
Pass	$787,884	$1,059	$26	$—	$302	$4	$—	$789,275
7	9,039	95	—	—	—	—	—	9,134
Total premium finance	$796,923	$1,154	$26	$—	$302	$4	$—	$798,409
Real Estate – Construction and Development
Risk Grade:
Pass	$826,094	$290,814	$176,476	$35,773	$24,533	$44,514	$21,267	$1,419,471
6	6,527	549	—	15,260	—	2,101	—	24,437
7	1,143	678	7	2,476	57	1,011	3,059	8,431
Total real estate – construction and development	$833,764	$292,041	$176,483	$53,509	$24,590	$47,626	$24,326	$1,452,339
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$2,186,291	$1,205,578	$1,119,239	$542,295	$486,477	$1,103,675	$80,379	$6,723,934
6	416	—	1,036	14,760	5,334	21,665	—	43,211
7	4,709	2,682	11,109	9,076	4,861	35,315	20	67,772
Total real estate – commercial and farmland	$2,191,416	$1,208,260	$1,131,384	$566,131	$496,672	$1,160,655	$80,399	$6,834,917
Real Estate - Residential
Risk Grade:
Pass	$1,171,008	$638,232	$329,247	$149,990	$108,538	$408,240	$217,982	$3,023,237
6	145	66	1,106	505	356	3,717	49	5,944
7	2,405	10,167	21,239	11,376	4,597	13,970	2,050	65,804
Total real estate - residential	$1,173,558	$648,465	$351,592	$161,871	$113,491	$425,927	$220,081	$3,094,985
Total Loans
Risk Grade:
Pass	$5,955,415	$2,693,326	$1,886,100	$981,400	$879,708	$1,838,522	$1,379,853	$15,614,324
6	7,278	615	2,535	30,976	6,068	29,469	2,015	78,956
7	26,571	15,173	36,798	24,850	12,568	57,766	7,252	180,978
Total loans	$5,989,264	$2,709,114	$1,925,433	$1,037,226	$898,344	$1,925,757	$1,389,120	$15,874,258

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

In the normal course of business, the Company modifies loans with a modification of the interest rate or terms that are not deemed to be troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in the first nine months of 2022 and 2021 totaling $296.4 million and $322.8 million, respectively, under such parameters.

As of September 30, 2022 and December 31, 2021, the Company had a balance of $39.8 million and $76.6 million, respectively, in troubled debt restructurings. The Company has recorded $649,000 and $654,000 in previous charge-offs on such loans at September 30, 2022 and December 31, 2021, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $2.6 million and $10.5 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

The following table presents the loans by class modified as troubled debt restructurings which occurred during the three and nine months ended September 30, 2022 and 2021. These modifications did not have a material impact on the Company’s allowance for credit losses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	1	$450	—	$—	3	$916	6	$532
Consumer installment	—	—	—	—	—	—	2	7
Premium finance	—	—	—	—	5	456	—	—
Real estate – construction and development	1	24	—	—	1	24	—	—
Real estate – commercial and farmland	1	17	—	—	2	99	5	16,257
Real estate – residential	2	268	9	1,818	6	1,335	21	3,270
Total	5	$759	9	$1,818	17	$2,830	34	$20,066

The following table presents the outstanding balance of troubled debt restructurings by class that defaulted (defined as 30 days past due) during the three and nine months ended September 30, 2022 and 2021. These defaults did not have a material impact on the Company's allowance for credit losses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	1	$1	1	$348	1	$1
Consumer installment	—	—	1	1	2	2	1	1
Indirect automobile	3	20	4	23	9	27	16	76
Real estate – construction and development	1	24	—	—	1	24	—	—
Real estate – commercial and farmland	—	—	—	—	1	8	—	—
Real estate – residential	14	1,398	4	489	23	2,801	15	1,111
Total	18	$1,442	10	$514	37	$3,210	33	$1,189

The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at September 30, 2022 and December 31, 2021:

September 30, 2022	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	8	$1,342	3	$353
Consumer installment	4	6	10	12
Indirect automobile	170	595	25	101
Premium finance	5	456	—	—
Real estate – construction and development	2	698	1	24
Real estate – commercial and farmland	17	8,091	3	66
Real estate – residential	206	24,515	29	3,494
Total	412	$35,703	71	$4,050

December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer installment	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	25	35,575	5	5,924
Real estate – residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

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

During the nine months ended September 30, 2022, the allowance for credit losses increased due to organic loan growth, partially offset by improvement in forecasted macroeconomic factors. The allowance for credit losses was determined at September 30, 2022 using the Moody's baseline economic forecast. The allowance for credit losses was determined at December 31, 2021 using a weighting of five economic forecasts from Moody's. The Moody's baseline scenario was weighted at 10%, the downside 75th percentile S-2 scenario was weighted at 10%, the downside 90th percentile S-3 scenario was weighted at 50%, the slower trend growth scenario was weighted at 20% and the stagflation scenario was weighted at 10%. The current forecast reflects, among other things, improvements in forecast levels of home prices, commercial real estate prices and unemployment compared with the forecast at December 31, 2021.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2022	$25,658	$5,269	$291	$3,885	$371	$2,762
Provision for loan losses	9,568	(244)	(288)	(1,884)	(9)	(638)
Loans charged off	(4,722)	(1,228)	(50)	—	—	(1,205)
Recoveries of loans previously charged off	2,201	277	276	—	—	1,023
Balance, September 30, 2022	$32,705	$4,074	$229	$2,001	$362	$1,942

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2022	$23,232	$59,349	$51,825	$172,642
Provision for loan losses	3,227	(1,200)	8,937	17,469
Loans charged off	—	(2,014)	(53)	(9,272)
Recoveries of loans previously charged off	96	96	83	4,052
Balance, September 30, 2022	$26,555	$56,231	$60,792	$184,891

Nine Months Ended September 30, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729
Provision for loan losses	11,521	1,102	(884)	(1,230)	(39)	(530)
Loans charged off	(13,527)	(3,790)	(179)	—	—	(3,640)
Recoveries of loans previously charged off	7,882	665	816	—	—	3,383
Balance, September 30, 2022	$32,705	$4,074	$229	$2,001	$362	$1,942

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582
Provision for loan losses	3,841	(18,399)	32,580	27,962
Loans charged off	—	(3,378)	(190)	(24,704)
Recoveries of loans previously charged off	669	177	459	14,051
Balance, September 30, 2022	$26,555	$56,231	$60,792	$184,891

Three Months Ended September 30, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2021	$6,889	$7,824	$1,080	$3,365	$777	$4,539
Provision for loan losses	(1,471)	3,063	(268)	(287)	(27)	(456)
Loans charged off	(858)	(1,647)	(178)	—	—	(605)
Recoveries of loans previously charged off	1,986	199	278	—	—	649
Balance, September 30, 2021	$6,546	$9,439	$912	$3,078	$750	$4,127

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2021	$18,999	$88,338	$43,259	$175,070
Provision for loan losses	(6,423)	87	1,798	(3,984)
Loans charged off	—	(210)	(39)	(3,537)
Recoveries of loans previously charged off	45	266	241	3,664
Balance, September 30, 2021	$12,621	$88,481	$45,259	$171,213

Nine Months Ended September 30, 2021

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Provision for loan losses	2,606	9,360	(1,219)	(588)	(41)	(847)
Loans charged off	(6,757)	(4,764)	(1,148)	—	—	(3,142)
Recoveries of loans previously charged off	3,338	767	1,350	—	—	4,237
Balance, September 30, 2021	$6,546	$9,439	$912	$3,078	$750	$4,127

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422
Provision for loan losses	(32,767)	727	1,307	(21,462)
Loans charged off	(212)	(1,632)	(594)	(18,249)
Recoveries of loans previously charged off	296	492	1,022	11,502
Balance, September 30, 2021	$12,621	$88,481	$45,259	$171,213

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2022	December 31, 2021
FHLB borrowings:
Fixed Rate Advance due October 20, 2022; fixed interest rate of 3.15%	$100,000	$—
Fixed Rate Advance due October 24, 2022; fixed interest rate of 3.10%	100,000	—
Fixed Rate Advance due October 24, 2022; fixed interest rate of 3.10%	100,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,391	1,400
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	963	969
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,312	1,421

Subordinated notes payable:
Subordinated notes payable due June 1, 2026, net of unaccreted purchase accounting fair value adjustment of $— and $500, respectively; fixed interest rate of 5.50%	—	50,500
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $583 and $681, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	74,417	74,319
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,740 and $1,923, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	118,260	118,077
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $936 and $1,028, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	75,936	76,028
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,615 and $1,766, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,385	108,234
Securitization Facilities:
Equipment contract backed notes, Series 2018-1 (BCC XIV) due on various dates through 2025 and bear a weighted-average interest rate of 5.11%	—	19,199
Equipment contract backed notes, Series 2019-1 (BCC XVI) due on various dates through 2027 and bear a weighted-average interest rate of 2.84%	—	139,329
Equipment contract backed notes, Series 2020-1 (BCC XVII) due on various dates through 2027 and bear a weighted-average interest rate of 1.48%	—	105,403
	$725,664	$739,879

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2022, $4.00 billion was available for borrowing on lines with the FHLB.

As of September 30, 2022, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2022, the Bank had $3.15 billion of loans pledged at the Federal Reserve discount window and had $2.36 billion available for borrowing.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

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

The following table presents a summary of the accumulated other comprehensive income balances as well as changes in each of the respective components, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2022
Balance, June 30, 2022	$(12,635)	$(12,635)
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(38,099)	(38,099)
Balance, September 30, 2022	$(50,734)	$(50,734)

Three Months Ended September 30, 2021
Balance, June 30, 2021	$25,024	$25,024
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(3,139)	(3,139)
Balance, September 30, 2021	$21,885	$21,885

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$15,590	$15,590
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(66,324)	(66,324)
Balance, September 30, 2022	$(50,734)	$(50,734)

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$33,505	$33,505
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(11,620)	(11,620)
Balance, September 30, 2021	$21,885	$21,885

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(share data in thousands)	2022	2021	2022	2021
Average common shares outstanding	69,125	69,440	69,213	69,445
Common share equivalents:
Stock options	11	49	20	65
Nonvested restricted share grants	59	142	73	143
Performance stock units	132	125	122	119
Average common shares outstanding, assuming dilution	69,327	69,756	69,428	69,772

For the three and nine-month periods ended September 30, 2022 and 2021, there were no anti-dilutive securities excluded from the computation of earnings per share.

NOTE 7 – FAIR VALUE MEASURES

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	September 30, 2022	December 31, 2021
Mortgage loans held for sale	$295,458	$1,247,997
SBA loans held for sale	2,529	6,635
Total loans held for sale	$297,987	$1,254,632

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

Net losses of $11.9 million and $44.7 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, a net gain of $5.8 million and a net loss of $9.3 million, respectively, resulting from changes in fair value of these mortgage loans were recorded in income. Net gains of $11.7 million and $10.5 million, respectively, resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, a net gain of $7.3 million and a net loss of $10.3 million, respectively, resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The changes in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Aggregate fair value of mortgage loans held for sale	$295,458	$1,247,997
Aggregate unpaid principal balance of mortgage loans held for sale	303,786	1,211,646
Past-due loans of 90 days or more	464	746
Nonaccrual loans	464	746
Unpaid principal balance of nonaccrual loans	464	718

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Aggregate fair value of SBA loans held for sale	$2,529	$6,635
Aggregate unpaid principal balance of SBA loans held for sale	2,177	5,825
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2022 and December 31, 2021:

	Recurring Basis Fair Value Measurements
	September 30, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. Treasuries	$503,810	$503,810	$—	$—
U.S. government sponsored agencies	977	—	977	—
State, county and municipal securities	39,268	—	39,268	—
Corporate debt securities	15,296	—	14,096	1,200
SBA pool securities	28,851	—	28,851	—
Mortgage-backed securities	666,947	—	666,947	—
Loans held for sale	297,987	—	297,987	—
Mortgage banking derivative instruments	23,446	—	23,446	—
Total recurring assets at fair value	$1,576,582	$503,810	$1,071,572	$1,200
Financial liabilities:
Mortgage banking derivative instruments	$1,681	$—	$1,681	$—
Total recurring liabilities at fair value	$1,681	$—	$1,681	$—

	Recurring Basis Fair Value Measurements
	December 31, 2021
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. government sponsored agencies	$7,172	$—	$7,172	$—
State, county and municipal securities	47,812	—	47,812	—
Corporate debt securities	28,496	—	27,116	1,380
SBA pool securities	45,201	—	45,201	—
Mortgage-backed securities	463,940	—	463,940	—
Loans held for sale	1,254,632	—	1,254,632	—
Mortgage banking derivative instruments	11,940	—	11,940	—
Total recurring assets at fair value	$1,859,193	$—	$1,857,813	$1,380
Financial liabilities:
Mortgage banking derivative instruments	$710	$—	$710	$—
Total recurring liabilities at fair value	$710	$—	$710	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2022 and December 31, 2021:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Collateral-dependent loans	$30,014	$—	$—	$30,014
Other real estate owned	92	—	—	92
Total nonrecurring assets at fair value	$30,106	$—	$—	$30,106

December 31, 2021
Collateral-dependent loans	$44,181	$—	$—	$44,181
Mortgage servicing rights	206,944	—	—	206,944
Total nonrecurring assets at fair value	$251,125	$—	$—	$251,125

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2022 and the year ended December 31, 2021, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2022
Recurring:
Debt securities available-for-sale	$1,200	Discounted par values	Probability of Default	12%	12%
			Loss Given Default	43%	43%
Nonrecurring:
Collateral-dependent loans	$30,014	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	31%
Other real estate owned	$92	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	24%	24%

December 31, 2021
Recurring:
Debt securities available-for-sale	$1,380	Discounted par values	Discount Rate	8%	8%
Nonrecurring:
Collateral-dependent loans	$44,181	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	39%
Mortgage servicing rights	$206,944	Discounted cash flows	Discount rate	9% - 10%	9%
			Prepayment speed	10% - 40%	13%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		September 30, 2022
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$269,193	$269,193	$—	$—	$269,193
Federal funds sold and interest-bearing accounts	1,061,975	1,061,975	—	—	1,061,975
Debt securities held-to-maturity	130,214	—	107,814	—	107,814
Loans, net	18,591,951	—	—	18,289,190	18,289,190
Accrued interest receivable	61,828	—	6,436	55,392	61,828
Financial liabilities:
Deposits	19,466,919	—	19,463,748	—	19,463,748
Other borrowings	725,664	—	712,395	—	712,395
Subordinated deferrable interest debentures	127,823	—	120,121	—	120,121
Accrued interest payable	5,628	—	5,628	—	5,628

		Fair Value Measurements
		December 31, 2021
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$307,813	$307,813	$—	$—	$307,813
Federal funds sold and interest-bearing accounts	3,756,844	3,756,844	—	—	3,756,844
Debt securities held-to-maturity	79,850	—	78,206	—	78,206
Loans, net	15,662,495	—	—	15,509,410	15,509,410
Accrued interest receivable	56,917	—	2,373	54,544	56,917
Financial liabilities:
Deposits	19,665,553	—	19,667,612	—	19,667,612
Securities sold under agreements to repurchase	5,845	5,845	—	—	5,845
Other borrowings	739,879	—	760,829	—	760,829
Subordinated deferrable interest debentures	126,328	—	117,764	—	117,764
Accrued interest payable	4,313	—	4,313	—	4,313

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$5,861,437	$4,328,749
Unused home equity lines of credit	327,974	272,029
Financial standby letters of credit	30,236	36,184
Mortgage interest rate lock commitments	245,168	417,126

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2022 and the year ended December 31, 2021.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$43,973	$22,314	$33,185	$32,854
Provision for unfunded commitments	192	(5,516)	10,980	(16,056)
Balance at end of period	$44,165	$16,798	$44,165	$16,798

Other Commitments

As of September 30, 2022, letters of credit issued by the FHLB totaling $400.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

NOTE 9 – SEGMENT REPORTING

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$164,095	$40,389	$12,490	$3,919	$13,409	$234,302
Interest expense	(10,412)	21,106	5,511	1,495	3,621	21,321
Net interest income	174,507	19,283	6,979	2,424	9,788	212,981
Provision for credit losses	10,551	9,043	(1,836)	52	(158)	17,652
Noninterest income	23,269	38,584	1,516	1,946	9	65,324
Noninterest expense
Salaries and employee benefits	48,599	25,813	1,055	1,412	1,818	78,697
Occupancy and equipment	11,357	1,460	1	82	83	12,983
Data processing and communications expenses	10,779	1,082	43	29	82	12,015
Other expenses	22,974	11,641	209	100	959	35,883
Total noninterest expense	93,709	39,996	1,308	1,623	2,942	139,578
Income before income tax expense	93,516	8,828	9,023	2,695	7,013	121,075
Income tax expense	22,706	1,854	1,895	566	1,499	28,520
Net income	$70,810	$6,974	$7,128	$2,129	$5,514	$92,555

Total assets	$16,980,520	$4,402,221	$955,711	$259,427	$1,215,778	$23,813,657
Goodwill	958,573	—	—	—	64,498	1,023,071
Other intangible assets, net	101,225	—	—	—	9,678	110,903

	Three Months Ended September 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$110,708	$33,390	$9,093	$11,986	$7,869	$173,046
Interest expense	(2,816)	12,101	381	1,287	432	11,385
Net interest income	113,524	21,289	8,712	10,699	7,437	161,661
Provision for credit losses	(9,578)	1,678	(291)	(1,104)	(380)	(9,675)
Noninterest income	17,896	55,555	1,037	2,070	4	76,562
Noninterest expense
Salaries and employee benefits	40,020	36,373	264	1,320	1,694	79,671
Occupancy and equipment	10,196	1,590	—	116	77	11,979
Data processing and communications expenses	9,159	1,357	59	18	88	10,681
Other expenses	21,723	11,675	200	370	897	34,865
Total noninterest expense	81,098	50,995	523	1,824	2,756	137,196
Income before income tax expense	59,900	24,171	9,517	12,049	5,065	110,702
Income tax expense	17,784	5,076	1,999	2,530	1,633	29,022
Net income	$42,116	$19,095	$7,518	$9,519	$3,432	$81,680

Total assets	$16,070,583	$4,247,967	$740,809	$529,044	$944,738	$22,533,141
Goodwill	863,507	—	—	—	64,498	928,005
Other intangible assets, net	47,768	—	—	—	12,628	60,396

	Nine Months Ended September 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$435,229	$111,276	$27,779	$15,456	$30,504	$620,244
Interest expense	(25,145)	51,919	7,653	3,223	5,705	43,355
Net interest income	460,374	59,357	20,126	12,233	24,799	576,889
Provision for credit losses	25,952	15,129	(1,191)	(614)	(469)	38,807
Noninterest income	68,102	158,028	3,958	5,963	25	236,076
Noninterest expense
Salaries and employee benefits	144,527	88,646	1,546	3,999	5,805	244,523
Occupancy and equipment	33,599	4,337	3	262	255	38,456
Data processing and communications expenses	32,872	3,377	138	86	269	36,742
Other expenses	64,142	37,098	639	1,019	2,975	105,873
Total noninterest expense	275,140	133,458	2,326	5,366	9,304	425,594
Income before income tax expense	227,384	68,798	22,949	13,444	15,989	348,564
Income tax expense	58,822	14,448	4,820	2,823	3,332	84,245
Net income	$168,562	$54,350	$18,129	$10,621	$12,657	$264,319

	Nine Months Ended September 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$332,347	$97,674	$28,408	$44,070	$22,248	$524,747
Interest expense	(4,663)	34,868	1,070	3,854	1,128	36,257
Net interest income	337,010	62,806	27,338	40,216	21,120	488,490
Provision for credit losses	(37,431)	2,772	(591)	(2,258)	(616)	(38,124)
Noninterest income	50,805	222,250	3,350	7,358	12	283,775
Noninterest expense
Salaries and employee benefits	120,557	131,009	872	3,639	5,084	261,161
Occupancy and equipment	29,366	4,619	2	354	231	34,572
Data processing and communications expenses	29,640	4,338	176	19	269	34,442
Other expenses	60,196	27,502	263	949	2,670	91,580
Total noninterest expense	239,759	167,468	1,313	4,961	8,254	421,755
Income before income tax expense	185,487	114,816	29,966	44,871	13,494	388,634
Income tax expense	50,436	24,111	6,293	9,423	3,402	93,665
Net income	$135,051	$90,705	$23,673	$35,448	$10,092	$294,969

NOTE 10 – LOAN SERVICING RIGHTS

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	September 30, 2022	December 31, 2021
Loan Servicing Rights
Residential mortgage	$144,764	$206,944
SBA	4,318	5,556
Total loan servicing rights	$149,082	$212,500

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

During the three- and nine-months ended September 30, 2022, the Company recorded servicing fee income of $18.2 million and $54.0 million, respectively. During the three- and nine-months ended September 30, 2021, the Company recorded servicing fee income of $13.8 million and $35.3 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing rights	2022	2021	2022	2021
Beginning carrying value, net	$257,112	$191,675	$206,944	$130,630
Additions	14,893	6,195	58,145	71,439
Amortization	(6,939)	(7,967)	(20,515)	(22,648)
Recoveries	1,332	(1,397)	21,824	9,085
Disposals	(121,634)	—	(121,634)	—
Ending carrying value, net	$144,764	$188,506	$144,764	$188,506

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing valuation allowance	2022	2021	2022	2021
Beginning balance	$5,290	$28,925	$25,782	$39,407
Additions	—	1,397	—	1,397
Recoveries	(1,332)	—	(21,824)	(10,482)
Reduction due to disposal	(3,958)	—	(3,958)	—
Ending balance	$—	$30,322	$—	$30,322

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	September 30, 2022	December 31, 2021
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$9,708,757	$16,786,442
Composition of residential loans serviced for others:
FHLMC	16.55%	21.88%
FNMA	48.85%	60.26%
GNMA	34.60%	17.86%
Total	100.00%	100.00%
Weighted average term (months)	353	341
Weighted average age (months)	21	20
Modeled prepayment speed	7.20%	12.96%
Decline in fair value due to a 10% adverse change	(5,103)	(8,368)
Decline in fair value due to a 20% adverse change	(10,248)	(16,157)
Weighted average discount rate	10.02%	8.77%
Decline in fair value due to a 10% adverse change	(6,316)	(6,984)
Decline in fair value due to a 20% adverse change	(12,501)	(13,504)

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

During the third quarter of 2022, the Company sold servicing rights on residential mortgage loans with an unpaid principal balance of approximately $9 billion, subject to certain post-closing adjustments, to an unrelated financial institution resulting in a reduction of the mortgage servicing right carrying value of $121.6 million.

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

During the three- and nine-months ended September 30, 2022, the Company recorded servicing fee income of $907,000 and $2.8 million, respectively. During the three- and nine-months ended September 30, 2021, the Company recorded servicing fee income of $1.0 million and $3.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
SBA servicing rights	2022	2021	2022	2021
Beginning carrying value, net	$4,954	$6,123	$5,556	$5,839
Additions	99	265	873	736
Amortization	(735)	(555)	(2,111)	(1,647)
Recoveries	—	—	—	905
Ending carrying value, net	$4,318	$5,833	$4,318	$5,833

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
SBA servicing valuation allowance	2022	2021	2022	2021
Beginning balance	$—	$—	$—	$905
Recoveries	—	—	—	(905)
Ending balance	$—	$—	$—	$—

(dollars in thousands)	September 30, 2022	December 31, 2021
SBA servicing rights
Unpaid principal balance of loans serviced for others	$364,548	$410,167
Weighted average life (in years)	3.66	3.65
Modeled prepayment speed	18.12%	17.68%
Decline in fair value due to a 10% adverse change	(233)	(291)
Decline in fair value due to a 20% adverse change	(446)	(557)
Weighted average discount rate	14.62%	11.92%
Decline in fair value due to a 100 basis point adverse change	(112)	(144)
Decline in fair value due to a 200 basis point adverse change	(220)	(282)

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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Indirect automobile servicing rights	2022	2021	2022	2021
Beginning carrying value, net	$—	$—	$—	$73
Amortization	—	—	—	(73)
Ending carrying value, net	$—	$—	$—	$—

During the three- and nine-months ended September 30, 2022, the Company recorded servicing fee income of $56,000 and $204,000, respectively. During the three- and nine-months ended September 30, 2021, the Company recorded servicing fee income of $135,000 and $510,000, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2022, as compared with December 31, 2021, and operating results for the three- and nine-month periods ended September 30, 2022 and 2021. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $92.6 million, or $1.34 per diluted share, for the quarter ended September 30, 2022, compared with $81.7 million, or $1.17 per diluted share, for the same period in 2021. The Company’s return on average assets and average shareholders’ equity were 1.56% and 11.76%, respectively, in the third quarter of 2022, compared with 1.47% and 11.27%, respectively, in the third quarter of 2021. During the third quarter of 2022, the Company recorded pre-tax loss on sale of mortgage servicing rights of $316,000, pre-tax servicing right impairment recovery of $1.3 million, pre-tax gain on bank owned life insurance (BOLI) proceeds of $55,000 and pre-tax natural disaster and pandemic charges of $151,000. During the third quarter of 2021, the Company recorded pre-tax merger and conversion charges of $183,000, pre-tax servicing right impairment of $1.4 million and pre-tax loss on bank premises of $1.1 million. Excluding these adjustment items, the Company’s net income would have been $91.8 million, or $1.32 per diluted share, for the third quarter of 2022 and $83.9 million, or $1.20 per diluted share, for the third quarter of 2021.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended September 30,
(in thousands, except share and per share data)	2022	2021
Net income	$92,555	$81,680
Adjustment items:
Merger and conversion charges	—	183
Loss on sale of mortgage servicing rights	316	—
Servicing right impairment (recovery)	(1,332)	1,398
Gain on BOLI proceeds	(55)	—
Natural disaster and pandemic expenses	151	—
Loss on bank premises	—	1,136
Tax effect of adjustment items (Note 1)	182	(536)
After tax adjustment items	(738)	2,181
Adjusted net income	$91,817	$83,861

Weighted average common shares outstanding - diluted	69,327,414	69,756,135
Net income per diluted share	$1.34	$1.17
Adjusted net income per diluted share	$1.32	$1.20

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the three months ended September 30, 2021 is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the third quarter of 2022 and 2021, respectively:

	Three Months Ended September 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$164,095	$40,389	$12,490	$3,919	$13,409	$234,302
Interest expense	(10,412)	21,106	5,511	1,495	3,621	21,321
Net interest income	174,507	19,283	6,979	2,424	9,788	212,981
Provision for credit losses	10,551	9,043	(1,836)	52	(158)	17,652
Noninterest income	23,269	38,584	1,516	1,946	9	65,324
Noninterest expense
Salaries and employee benefits	48,599	25,813	1,055	1,412	1,818	78,697
Occupancy and equipment	11,357	1,460	1	82	83	12,983
Data processing and communications expenses	10,779	1,082	43	29	82	12,015
Other expenses	22,974	11,641	209	100	959	35,883
Total noninterest expense	93,709	39,996	1,308	1,623	2,942	139,578
Income before income tax expense	93,516	8,828	9,023	2,695	7,013	121,075
Income tax expense	22,706	1,854	1,895	566	1,499	28,520
Net income	$70,810	$6,974	$7,128	$2,129	$5,514	$92,555

	Three Months Ended September 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$110,708	$33,390	$9,093	$11,986	$7,869	$173,046
Interest expense	(2,816)	12,101	381	1,287	432	11,385
Net interest income	113,524	21,289	8,712	10,699	7,437	161,661
Provision for credit losses	(9,578)	1,678	(291)	(1,104)	(380)	(9,675)
Noninterest income	17,896	55,555	1,037	2,070	4	76,562
Noninterest expense
Salaries and employee benefits	40,020	36,373	264	1,320	1,694	79,671
Occupancy and equipment	10,196	1,590	—	116	77	11,979
Data processing and communications expenses	9,159	1,357	59	18	88	10,681
Other expenses	21,723	11,675	200	370	897	34,865
Total noninterest expense	81,098	50,995	523	1,824	2,756	137,196
Income before income tax expense	59,900	24,171	9,517	12,049	5,065	110,702
Income tax expense	17,784	5,076	1,999	2,530	1,633	29,022
Net income	$42,116	$19,095	$7,518	$9,519	$3,432	$81,680

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2022 and 2021. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$1,399,529	$7,215	2.05%	$3,102,413	$1,253	0.16%
Investment securities	1,339,750	10,783	3.19%	803,953	5,472	2.70%
Loans held for sale	471,070	6,012	5.06%	1,497,320	10,618	2.81%
Loans	18,146,083	211,223	4.62%	14,685,878	156,861	4.24%
Total interest-earning assets	21,356,432	235,233	4.37%	20,089,564	174,204	3.44%
Noninterest-earning assets	2,242,033			1,998,078
Total assets	$23,598,465			$22,087,642

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,758,158	$12,706	0.52%	$9,322,590	$2,907	0.12%
Time deposits	1,506,761	1,328	0.35%	1,919,695	2,199	0.45%
Securities sold under agreements to repurchase	92	—	—%	5,133	4	0.31%
FHLB advances	94,357	527	2.22%	48,866	195	1.58%
Other borrowings	376,942	4,655	4.90%	376,489	4,640	4.89%
Subordinated deferrable interest debentures	127,560	2,105	6.55%	125,567	1,440	4.55%
Total interest-bearing liabilities	11,863,870	21,321	0.71%	11,798,340	11,385	0.38%
Demand deposits	8,259,625			7,168,717
Other liabilities	351,252			245,894
Shareholders’ equity	3,123,718			2,874,691
Total liabilities and shareholders’ equity	$23,598,465			$22,087,642
Interest rate spread			3.66%			3.06%
Net interest income		$213,912			$162,819
Net interest margin			3.97%			3.22%

On a tax-equivalent basis, net interest income for the third quarter of 2022 was $213.9 million, an increase of $51.1 million, or 31.4%, compared with $162.8 million reported in the same quarter in 2021. The higher net interest income is primarily a result of growth in investment securities and loans complemented by disciplined deposit repricing. Average interest earning assets increased $1.27 billion, or 6.3%, from $20.09 billion in the third quarter of 2021 to $21.36 billion for the third quarter of 2022. This growth in interest earning assets resulted primarily from organic loan growth, loans acquired from Balboa Capital and excess liquidity from deposit growth. The Company’s net interest margin during the third quarter of 2022 was 3.97%, up 75 basis points from 3.22% reported in the third quarter of 2021. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $4.6 billion during the third quarter of 2022, with weighted average yields of 5.29%, compared with $5.8 billion and 3.37%, respectively, during the third quarter of 2021. Loan production in the banking division amounted to $1.1 billion during the third quarter of 2022, with weighted average yields of 6.26%, compared with $913.3 million and 3.56%, respectively, during the third quarter of 2021.

Total interest income, on a tax-equivalent basis, increased to $235.2 million during the third quarter of 2022, compared with $174.2 million in the same quarter of 2021.  Yields on earning assets increased to 4.37% during the third quarter of 2022, compared with 3.44% reported in the third quarter of 2021. During the third quarter of 2022, loans comprised 87.2% of average earning assets, compared with 80.6% in the same quarter of 2021. Yields on loans increased to 4.62% in the third quarter of 2022, compared with 4.24% in the same period of 2021. Accretion income for the third quarter of 2022 was negative $597,000, compared with $2.9 million in the third quarter of 2021.

The yield on total interest-bearing liabilities increased from 0.38% in the third quarter of 2021 to 0.71% in the third quarter of 2022. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 0.42% in the third quarter of 2022, compared with 0.24% during the third quarter of 2021. Deposit costs increased from 0.11% in the third quarter of 2021 to 0.29% in the third quarter of 2022. Non-deposit funding costs increased from 4.48% in the third quarter of 2021 to 4.83% in the third quarter of 2022. Average balances of interest bearing deposits and their respective costs for the third quarter of 2022 and 2021 are shown below:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,701,045	0.40%	$3,447,909	0.09%
MMDA	5,026,815	0.68%	4,966,492	0.16%
Savings	1,030,298	0.14%	908,189	0.06%
Retail CDs	1,506,761	0.35%	1,919,184	0.45%
Brokered CDs	—	—%	511	3.11%
Interest-bearing deposits	$11,264,919	0.49%	$11,242,285	0.18%

Provision for Credit Losses

The Company’s provision for credit losses during the third quarter of 2022 amounted to $17.7 million, compared with a reversal of $9.7 million in the third quarter of 2021. This increase was attributable to organic growth in loans during the quarter. The provision for credit losses for the third quarter of 2022 was comprised of $17.5 million related to loans, $192,000 related to unfunded commitments and negative $9,000 related to other credit losses, compared with negative $4.0 million related to loans, negative $5.5 million related to unfunded commitments and negative $175,000 related to other credit losses for the third quarter of 2021. Non-performing assets as a percentage of total assets increased from 0.43% at December 31, 2021 to 0.55% at September 30, 2022. The increase in non-performing assets is primarily attributable to an increase in nonaccruing loans as a result of rebooked GNMA loans, which the Company has the right, but not the obligation, to repurchase, and one commercial real estate loan totaling $8.5 million. The Company recognized net charge-offs on loans during the third quarter of 2022 of approximately $5.2 million, or 0.11% of average loans on an annualized basis, compared with net recoveries of approximately $127,000, or 0.00%, in the third quarter of 2021. The Company’s total allowance for credit losses on loans at September 30, 2022 was $184.9 million, or 0.98% of total loans, compared with $167.6 million, or 1.06% of total loans, at December 31, 2021. This increase is primarily attributable to organic growth in loans, partially offset by improvement in forecast economic conditions.

Noninterest Income

Total noninterest income for the third quarter of 2022 was $65.3 million, a decrease of $11.2 million, or 14.7%, from the $76.6 million reported in the third quarter of 2021.  Income from mortgage banking activities was $40.4 million in the third quarter of 2022, a decrease of $16.1 million, or 28.5%, from $56.5 million in the third quarter of 2021. Total production in the third quarter of 2022 amounted to $1.26 billion, compared with $2.06 billion in the same quarter of 2021, while spread (gain on sale) decreased to 2.10% in the current quarter, compared with 3.17% in the same quarter of 2021. The retail mortgage open pipeline finished the third quarter of 2022 at $520.0 million, compared with $832.3 million at June 30, 2022 and $1.93 billion at the end of the third quarter of 2021. Service charges on deposit accounts decreased $318,000, or 2.8%, to $11.2 million in the third quarter of 2022, compared with $11.5 million in the third quarter of 2021.

Other noninterest income increased $5.9 million, or 85.5%, to $12.9 million for the third quarter of 2022, compared with $6.9 million during the third quarter of 2021. The increase in other noninterest income was primarily attributable to fee income from Balboa of $4.9 million and an increase in derivative fee income of $1.1 million.

Noninterest Expense

Total noninterest expense for the third quarter of 2022 increased $2.4 million, or 1.7%, to $139.6 million, compared with $137.2 million in the same quarter 2021. Salaries and employee benefits decreased $1.0 million, or 1.2%, from $79.7 million in the third quarter of 2021 to $78.7 million in the third quarter of 2022, due primarily to decreases in variable compensation and overtime tied to mortgage production of $8.9 million and $504,000, respectively, and stock based compensation of $615,000, partially offset by salaries and employee benefits related to Balboa of $10.2 million. Occupancy and equipment expenses increased $1.0 million, or 8.4%, to $13.0 million for the third quarter of 2022, compared with $12.0 million in the third quarter of 2021, due primarily to additional expenses related to Balboa and an increase in real estate taxes. Data processing and communications expenses increased $1.3 million, or 12.5%, to $12.0 million in the third quarter of 2022, compared with $10.7 million in the third quarter of 2021. Advertising and marketing expense was $3.6 million in the third quarter of 2022, compared with $2.7 million in the third quarter of 2021. This increase was primarily related to a new marketing campaign. Amortization of intangible assets increased $1.3 million, or 39.1%, from $3.4 million in the third quarter of 2021 to $4.7 million in the third quarter of 2022. This increase was primarily related to intangibles from the acquisition of Balboa Capital Corporation in December 2021, partially offset by a reduction in core deposit intangible amortization. Loan servicing expenses increased $2.2 million, or 29.9%, from $7.4 million in the third quarter of 2021 to $9.6 million in the third quarter of 2022, primarily attributable to additional mortgage loans serviced resulting from strong mortgage production over the previous year. Other noninterest expenses decreased $3.0 million, or 14.2%, from $20.8 million in the third quarter of 2021 to $17.9 million in the third quarter of 2022, due primarily to decreases of $1.6 million in other losses, $2.0 million in loss on sale of bank premises and $548,000 in check card losses. These decreases in other noninterest expenses were partially offset by an increase in forgery losses of $1.9 million.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the third quarter of 2022, the Company reported income tax expense of $28.5 million, compared with $29.0 million in the same period of 2021. The Company’s effective tax rate for the three months ending September 30, 2022 and 2021 was 23.6% and 26.2%, respectively. The decrease in the effective tax rate is primarily a result of a state tax liability adjustment in the third quarter of 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $264.3 million, or $3.81 per diluted share, for the nine months ended September 30, 2022, compared with $295.0 million, or $4.23 per diluted share, for the same period in 2021. The Company’s return on average assets and average shareholders’ equity were 1.51% and 11.57%, respectively, in the nine months ended September 30, 2022, compared with 1.84% and 14.14%, respectively, in the same period in 2021. During the first nine months of 2022, the Company recorded pre-tax merger and conversion charges of $977,000, pre-tax loss on sale of mortgage servicing rights of $316,000, pre-tax servicing right recovery of $21.8 million, pre-tax gain on BOLI proceeds of $55,000, pre-tax natural disaster and pandemic charges of $151,000 and pre-tax gain on bank premises of $45,000. During the first nine months of 2021, the Company recorded pre-tax merger and conversion charges of $183,000, pre-tax servicing right recovery of $10.0 million, pre-tax gain on BOLI proceeds of $603,000 and pre-tax loss on bank premises of $636,000. Excluding these adjustment items, the Company’s net income would have been $248.3 million, or $3.58 per diluted share, for the nine months ended September 30, 2022 and $287.2 million, or $4.12 per diluted share, for the same period in 2021.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021
Net income available to common shareholders	$264,319	$294,969
Adjustment items:
Merger and conversion charges	977	183
Loss on sale of mortgage servicing rights	316	—
Servicing right recovery	(21,824)	(9,990)
Gain on BOLI proceeds	(55)	(603)
Natural disaster and pandemic charges	151	—
(Gain) loss on bank premises	(45)	636
Tax effect of adjustment items (Note 1)	4,490	1,960
After tax adjustment items	(15,990)	(7,814)
Adjusted net income	$248,329	$287,155

Weighted average common shares outstanding - diluted	69,427,522	69,772,084
Net income per diluted share	$3.81	$4.23
Adjusted net income per diluted share	$3.58	$4.12

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the nine months ended September 30, 2022 and 2021 is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$435,229	$111,276	$27,779	$15,456	$30,504	$620,244
Interest expense	(25,145)	51,919	7,653	3,223	5,705	43,355
Net interest income	460,374	59,357	20,126	12,233	24,799	576,889
Provision for loan losses	25,952	15,129	(1,191)	(614)	(469)	38,807
Noninterest income	68,102	158,028	3,958	5,963	25	236,076
Noninterest expense
Salaries and employee benefits	144,527	88,646	1,546	3,999	5,805	244,523
Occupancy and equipment	33,599	4,337	3	262	255	38,456
Data processing and communications expenses	32,872	3,377	138	86	269	36,742
Other expenses	64,142	37,098	639	1,019	2,975	105,873
Total noninterest expense	275,140	133,458	2,326	5,366	9,304	425,594
Income before income tax expense	227,384	68,798	22,949	13,444	15,989	348,564
Income tax expense	58,822	14,448	4,820	2,823	3,332	84,245
Net income	$168,562	$54,350	$18,129	$10,621	$12,657	$264,319

	Nine Months Ended September 30, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$332,347	$97,674	$28,408	$44,070	$22,248	$524,747
Interest expense	(4,663)	34,868	1,070	3,854	1,128	36,257
Net interest income	337,010	62,806	27,338	40,216	21,120	488,490
Provision for loan losses	(37,431)	2,772	(591)	(2,258)	(616)	(38,124)
Noninterest income	50,805	222,250	3,350	7,358	12	283,775
Noninterest expense
Salaries and employee benefits	120,557	131,009	872	3,639	5,084	261,161
Occupancy and equipment	29,366	4,619	2	354	231	34,572
Data processing and communications expenses	29,640	4,338	176	19	269	34,442
Other expenses	60,196	27,502	263	949	2,670	91,580
Total noninterest expense	239,759	167,468	1,313	4,961	8,254	421,755
Income before income tax expense	185,487	114,816	29,966	44,871	13,494	388,634
Income tax expense	50,436	24,111	6,293	9,423	3,402	93,665
Net income	$135,051	$90,705	$23,673	$35,448	$10,092	$294,969

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2022 and 2021. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$2,339,364	$13,093	0.75%	$2,586,564	$2,394	0.12%
Investment securities	1,023,118	22,662	2.96%	872,306	17,188	2.63%
Loans held for sale	835,418	24,180	3.87%	1,496,548	33,218	2.97%
Loans	16,951,566	563,223	4.44%	14,563,835	475,446	4.36%
Total interest-earning assets	21,149,466	623,158	3.94%	19,519,253	528,246	3.62%
Noninterest-earning assets	2,255,945			1,943,248
Total assets	$23,405,411			$21,462,501

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,815,352	$18,896	0.26%	$9,052,996	$8,801	0.13%
Time deposits	1,657,193	4,138	0.33%	1,997,248	8,878	0.59%
Federal funds purchased and securities sold under agreements to repurchase	1,974	4	0.27%	7,085	16	0.30%
FHLB advances	64,130	909	1.90%	48,909	580	1.59%
Other borrowings	398,898	14,256	4.78%	376,376	13,961	4.96%
Subordinated deferrable interest debentures	127,066	5,152	5.42%	125,073	4,021	4.30%
Total interest-bearing liabilities	12,064,613	43,355	0.48%	11,607,687	36,257	0.42%
Demand deposits	7,960,149			6,821,256
Other liabilities	326,293			243,579
Shareholders’ equity	3,054,356			2,789,979
Total liabilities and shareholders’ equity	$23,405,411			$21,462,501
Interest rate spread			3.46%			3.20%
Net interest income		$579,803			$491,989
Net interest margin			3.67%			3.37%
On a tax-equivalent basis, net interest income for the nine months ended September 30, 2022 was $579.8 million, an increase of $87.8 million, or 17.8%, compared with $492.0 million reported in the same period of 2021. The higher net interest income is a result of growth in average earning assets and disciplined deposit pricing. Average interest earning assets increased $1.63 billion, or 8.4%, from $19.52 billion in the first nine months of 2021 to $21.15 billion for the first nine months of 2022. This growth in interest earning assets resulted primarily from organic growth in average loans and loans acquired from Balboa Capital. The Company’s net interest margin during the first nine months of 2022 was 3.67%, up 30 basis points from 3.37% reported for the first nine months of 2021. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $14.5 billion during the first nine months of 2022, with weighted average yields of 4.39%, compared with $19.7 billion and 3.29%, respectively, during the first nine months of 2021. Loan production yields in the lines of business were negatively impacted five basis points during the first nine months of 2021 by originations of Paycheck Protection Program loans in our SBA division. Loan production in the banking division amounted to $3.0 billion during the first nine months of 2022 with weighted average yields of 5.60%, compared with $2.4 billion and 3.69%, respectively, during the first nine months of 2021.

Total interest income, on a tax-equivalent basis, increased to $623.2 million during the nine months ended September 30, 2022, compared with $528.2 million in the same period of 2021. Yields on earning assets increased to 3.94% during the first nine months of 2022, compared with 3.62% reported in the same period of 2021. During the first nine months of 2022, loans comprised 84.1% of average earning assets, compared with 82.3% in the same period of 2021. Yields on loans increased to

4.44% during the nine months ended September 30, 2022, compared with 4.36% in the same period of 2021. Accretion income for the first nine months of 2022 was $30,000, compared with $13.5 million in the first nine months of 2021.

The yield on total interest-bearing liabilities increased from 0.42% during the nine months ended September 30, 2021 to 0.48% in the same period of 2022. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 0.29% in the first nine months of 2022, compared with 0.26% during the same period of 2021. Deposit costs increased from 0.13% in the first nine months of 2021 to 0.16% in the same period of 2022. Non-deposit funding costs increased from 4.46% in the first nine months of 2021 to 4.59% in the same period of 2022. The increase in non-deposit funding costs was driven primarily by an increase in index rates. Average balances of interest bearing deposits and their respective costs for the nine months ended September 30, 2022 and 2021 are shown below:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,693,829	0.21%	$3,315,803	0.10%
MMDA	5,117,528	0.33%	4,867,509	0.16%
Savings	1,003,995	0.08%	869,684	0.06%
Retail CDs	1,657,193	0.33%	1,996,413	0.59%
Brokered CDs	—	—%	835	2.88%
Interest-bearing deposits	$11,472,545	0.27%	$11,050,244	0.21%

Provision for Credit Losses

The Company’s provision for credit losses during the nine months ended September 30, 2022 amounted to $38.8 million, compared with negative $38.1 million in the nine months ended September 30, 2021. This increase was primarily attributable to organic growth in loans during the first nine months of 2022 and a release of reserves in the nine months ended September 30, 2021 which resulted from an improved economic forecast, particularly levels of unemployment, home prices and gross domestic product. The provision for credit losses for the first nine months of 2022 was comprised of $28.0 million related to loans, $11.0 million related to unfunded commitments and negative $135,000 related to other credit losses compared with negative $21.5 million related to loans, negative $16.1 million related to unfunded commitments and negative $606,000 related to other credit losses for the same period in 2021. Non-performing assets as a percentage of total assets increased from 0.43% at December 31, 2021 to 0.55% at September 30, 2022. The increase in non-performing assets is primarily attributable to an increase in nonaccruing loans as a result of rebooked GNMA loans, which the Company has the right, but not the obligation, to repurchase, and one commercial real estate loan totaling $8.5 million. Net charge-offs on loans during the first nine months of 2022 were $10.7 million, or 0.08% of average loans on an annualized basis, compared with approximately $6.7 million, or 0.06%, in the first nine months of 2021. The Company’s total allowance for credit losses on loans at September 30, 2022 was $184.9 million, or 0.98% of total loans, compared with $167.6 million, or 1.06% of total loans, at December 31, 2021. This increase is primarily attributable to organic growth in loans, partially offset by improvement in forecast economic conditions.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2022 was $236.1 million, a decrease of $47.7 million, or 16.8%, from the $283.8 million reported for the nine months ended September 30, 2021.  Income from mortgage banking activities decreased $63.1 million, or 28.0%, from $225.2 million in the first nine months of 2021 to $162.0 million in the same period of 2022. Total production in the first nine months of 2022 amounted to $4.52 billion, compared with $7.09 billion in the same period of 2021, while spread (gain on sale) decreased to 2.48% during the nine months ended September 30, 2022, compared with 3.33% in the same period of 2021. The retail mortgage open pipeline was $520.0 million at September 30, 2022, compared with $1.62 billion at December 31, 2021 and $1.93 billion at September 30, 2021. Mortgage-related activities was positively impacted during the first nine months of 2022 by a recovery of previous mortgage servicing right impairment of $21.8 million, compared with a recovery of $9.1 million for the same period in 2021.

Other noninterest income increased $16.0 million, or 74.4%, to $37.5 million for the first nine months of 2022, compared with $21.5 million during the same period of 2021. The increase in other noninterest income was primarily attributable to an increase in fee income from Balboa Capital of $13.8 million and an increase in BOLI income of $1.7 million, partially offset by a decrease of $547,000 in gain on BOLI proceeds.

Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2022 increased $3.8 million, or 0.9%, to $425.6 million, compared with $421.8 million in the same period of 2021. Salaries and employee benefits decreased $16.6 million, or 6.4%, from $261.2 million in the first nine months of 2021 to $244.5 million in the same period of 2022 due primarily to decreases in variable compensation tied to mortgage production and overtime in our mortgage division of $36.6 million and $2.0 million, respectively, partially offset by an increase in salaries and employee benefits related to Balboa Capital of $27.8 million. Occupancy and equipment expenses increased $3.9 million, or 11.2%, to $38.5 million for the first nine months of 2022, compared with $34.6 million in the same period of 2021, due primarily to the addition of Balboa Capital, an increase in real estate taxes and a decrease in gain on lease termination. Data processing and communications expenses increased $2.3 million, or 6.7%, to $36.7 million in the first nine months of 2022, from $34.4 million reported in the same period of 2021. Credit resolution-related expenses decreased $1.9 million, or 122.2%, from $1.5 million in the first nine months of 2021 to negative $343,000 in the same period of 2022. This decrease in credit resolution-related expenses primarily resulted from an increase in gain on sale of OREO properties of $2.0 million. Advertising and marketing expense was $8.7 million in the first nine months of 2022, compared with $6.1 million in the first nine months of 2021. Amortization of intangible assets increased $3.5 million, or 29.9%, from $11.6 million in the first nine months of 2021 to $15.0 million in the first nine months of 2022. This increase was primarily related to amortization of intangibles from the acquisition of Balboa Capital Corporation in December 2021, partially offset by a reduction in core deposit intangible amortization. There were $977,000 in merger and conversion charges in the first nine months of 2022, compared with $183,000 in the same period in 2021. Loan servicing expenses increased $10.2 million, or 56.2%, from $18.2 million in the first nine months of 2021 to $28.5 million in the same period of 2022, primarily attributable to additional mortgage loans serviced resulting from strong mortgage production over the previous year. Other noninterest expenses decreased $917,000, or 1.7%, from $54.0 million in the first nine months of 2021 to $53.1 million in the same period of 2022, due primarily to decreases of $2.1 million in other losses, $1.5 million in loss on sale of bank premises and variable expenses tied to production in our mortgage division. These decreases in other noninterest expenses were partially offset by an increase in forgery losses of $3.9 million.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the nine months ended September 30, 2022, the Company reported income tax expense of $84.2 million, compared with $93.7 million in the same period of 2021. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 24.2% and 24.1%, respectively.

Financial Condition as of September 30, 2022

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

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2022, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2022, management determined that $79,000 was attributable to credit impairment and, accordingly, an allowance for credit losses was established. The remaining $64.2 million in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$520,085	$503,810	$—	$—
U.S. government-sponsored agencies	1,039	977	7,084	7,172
State, county and municipal securities	40,842	39,268	45,470	47,812
Corporate debt securities	15,897	15,296	27,897	28,496
SBA pool securities	31,063	28,851	44,312	45,201
Mortgage-backed securities	710,523	666,947	448,124	463,940
Total debt securities available-for-sale	$1,319,449	$1,255,149	$572,887	$592,621

Securities held-to-maturity
State, county and municipal securities	$31,905	$25,073	$8,905	$8,711
Mortgage-backed securities	98,309	82,741	70,945	69,495
Total debt securities held-to-maturity	$130,214	$107,814	$79,850	$78,206

The amounts of securities available-for-sale and held-to-maturity in each category as of September 30, 2022 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$—	—%	$—	—%	$5,195	3.21%
After one year through five years	503,810	2.77	977	2.16	18,187	3.96
After five years through ten years	—	—	—	—	8,997	4.20
After ten years	—	—	—	—	6,889	3.70
	$503,810	2.77%	$977	2.16%	$39,268	3.87%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$500	3.88%	$166	2.56%	$7,527	3.07%
After one year through five years	1,000	2.40	6,916	2.11	172,943	3.15
After five years through ten years	12,233	4.90	3,479	2.67	209,568	2.95
After ten years	1,563	6.75	18,290	2.70	276,909	3.14
	$15,296	4.93%	$28,851	2.56%	$666,947	3.08%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	11,009	1.01
After five years through ten years	—	—	38,753	2.67
After ten years	31,905	3.93	48,547	2.03
	$31,905	3.93%	$98,309	2.17%
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

Loans and Allowance for Credit Losses

At September 30, 2022, gross loans outstanding (including loans and loans held for sale) were $19.10 billion, up $1.98 billion from $17.13 billion reported at December 31, 2021. Loans increased $2.93 billion, or 18.5%, from $15.87 billion at December 31, 2021 to $18.81 billion at September 30, 2022, driven primarily by organic growth. Loans held for sale decreased from $1.25 billion at December 31, 2021 to $298.0 million at September 30, 2022 primarily in our mortgage division.

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

At the end of the third quarter of 2022, the ACL on loans totaled $184.9 million, or 0.98% of loans, compared with $167.6 million, or 1.06% of loans, at December 31, 2021. Our nonaccrual loans increased from $85.3 million at December 31, 2021 to $118.7 million at September 30, 2022. The increase in nonaccrual loans is attributable to rebooked GNMA loans, which the Company has the right, but not the obligation, to repurchase, and one commercial real estate loan totaling $8.5 million. For the first nine months of 2022, our net charge off ratio as a percentage of average loans increased to 0.08%, compared with 0.06% for the first nine months of 2021. The total provision for credit losses for the first nine months of 2022 was $38.8 million, increasing from a provision release of $38.1 million recorded for the first nine months of 2021. Our ratio of total nonperforming assets to total assets increased from 0.43% at December 31, 2021 to 0.55% at September 30, 2022.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Balance of allowance for credit losses on loans at beginning of period	$167,582	$199,422
Provision charged to operating expense	27,962	(21,462)
Charge-offs:
Commercial, financial and agricultural	13,527	6,757
Consumer installment	3,790	4,764
Indirect automobile	179	1,148
Premium finance	3,640	3,142
Real estate – construction and development	—	212
Real estate – commercial and farmland	3,378	1,632
Real estate – residential	190	594
Total charge-offs	24,704	18,249

Recoveries:
Commercial, financial and agricultural	7,882	3,338
Consumer installment	665	767
Indirect automobile	816	1,350
Premium finance	3,383	4,237
Real estate – construction and development	669	296
Real estate – commercial and farmland	177	492
Real estate – residential	459	1,022
Total recoveries	14,051	11,502
Net charge-offs	10,653	6,747
Balance of allowance for credit losses on loans at end of period	$184,891	$171,213

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2022	September 30, 2021
Allowance for credit losses on loans at end of period	$184,891	$171,213
Net charge-offs for the period	10,653	6,747
Loan balances:
End of period	18,806,856	14,824,539
Average for the period	16,951,566	14,563,835
Net charge-offs as a percentage of average loans (annualized)	0.08%	0.06%
Allowance for credit losses on loans as a percentage of end of period loans	0.98%	1.15%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial, financial and agricultural	$2,245,287	$1,875,993
Consumer installment	162,345	191,298
Indirect automobile	137,183	265,779
Mortgage warehouse	980,342	787,837
Municipal	516,797	572,701
Premium finance	1,062,724	798,409
Real estate – construction and development	2,009,726	1,452,339
Real estate – commercial and farmland	7,516,309	6,834,917
Real estate – residential	4,176,143	3,094,985
	$18,806,856	$15,874,258

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

Nonaccrual loans totaled $118.7 million at September 30, 2022, an increase of $33.4 million, or 39.2%, from $85.3 million at December 31, 2021. Accruing loans delinquent 90 days or more totaled $12.4 million at September 30, 2022, a decrease of $270,000, or 2.1%, compared with $12.6 million at December 31, 2021. At September 30, 2022, OREO totaled $843,000, a decrease of $3.0 million, or 77.9%, compared with $3.8 million at December 31, 2021. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2022, total non-performing assets as a percent of total assets increased to 0.55% compared with 0.43% at December 31, 2021.

Non-performing assets at September 30, 2022 and December 31, 2021 were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$118,676	$85,266
Accruing loans delinquent 90 days or more	12,378	12,648
Repossessed assets	60	84
Other real estate owned	843	3,810
Total non-performing assets	$131,957	$101,808

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of September 30, 2022 and December 31, 2021, the Company had a balance of $39.8 million and $76.6 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and nonaccrual at September 30, 2022 and December 31, 2021:

September 30, 2022	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	8	$1,342	3	$353
Consumer installment	4	6	10	12
Indirect automobile	170	595	25	101
Premium finance	5	456	—	—
Real estate – construction and development	2	698	1	24
Real estate – commercial and farmland	17	8,091	3	66
Real estate – residential	206	24,515	29	3,494
Total	412	$35,703	71	$4,050

December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer installment	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	25	35,575	5	5,924
Real estate – residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at September 30, 2022 and December 31, 2021:

September 30, 2022	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	10	$1,347	1	$348
Consumer installment	7	6	7	12
Indirect automobile	156	519	39	177
Premium finance	5	456	—	—
Real estate – construction and development	2	698	1	24
Real estate – commercial and farmland	19	8,149	1	8
Real estate – residential	188	22,017	47	5,992
Total	387	$33,192	96	$6,561

December 31, 2021	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$1,269	7	$100
Consumer installment	10	17	14	34
Indirect automobile	233	1,052	52	258
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	29	41,452	1	47
Real estate – residential	215	26,956	37	4,601
Total	502	$71,535	112	$5,053

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at September 30, 2022 and December 31, 2021:

September 30, 2022	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$280	1	$55
Forbearance of interest	13	1,017	1	42
Forbearance of principal	264	21,855	41	3,261
Rate reduction only	52	5,038	3	257
Rate reduction, forbearance of interest	31	2,345	1	2
Rate reduction, forbearance of principal	14	2,530	21	302
Rate reduction, forgiveness of interest	35	2,638	3	131
Total	412	$35,703	71	$4,050

December 31, 2021	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$287	—	$—
Forbearance of interest	16	1,218	1	15
Forbearance of principal	332	49,778	73	9,783
Rate reduction only	55	6,321	4	200
Rate reduction, maturity extension	—	—	1	1
Rate reduction, forbearance of interest	33	2,296	6	319
Rate reduction, forbearance of principal	18	2,694	29	363
Rate reduction, forgiveness of interest	37	2,988	6	325
Total	494	$65,582	120	$11,006

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and nonaccrual at September 30, 2022 and December 31, 2021:

September 30, 2022	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$55	1	$8
Raw land	3	1,717	3	73
Hotel and motel	1	129	—	—
Office	3	521	—	—
Retail, including strip centers	7	3,980	1	17
1-4 family residential	206	24,515	28	3,486
Church	2	2,388	—	—
Automobile/equipment/CD	182	1,942	38	466
Unsecured	5	456	—	—
Total	412	$35,703	71	$4,050

December 31, 2021	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$61	2	$272
Raw land	6	3,776	1	13
Hotel and motel	4	22,069	1	4,798
Office	5	710	1	485
Retail, including strip centers	8	7,118	1	370
1-4 family residential	215	27,129	39	4,678
Church	2	2,393	—	—
Automobile/equipment/CD	251	2,326	75	390
Total	494	$65,582	120	$11,006

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

As of September 30, 2022, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2022 and December 31, 2021. The loan categories and concentrations below are based on Federal Reserve Call codes:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$2,009,726	11%	$1,452,339	9%
Multi-family loans	714,833	4%	596,000	4%
Nonfarm non-residential loans (excluding owner-occupied)	4,815,415	26%	4,341,436	27%
Total CRE Loans (excluding owner-occupied)	7,539,974	40%	6,389,775	40%
All other loan types	11,266,882	60%	9,484,483	60%
Total Loans	$18,806,856	100%	$15,874,258	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of September 30, 2022 and December 31, 2021:

	Internal Limit	Actual
		September 30, 2022	December 31, 2021
Construction and development loans	100%	79%	66%
Total CRE loans (excluding owner-occupied)	300%	295%	291%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At September 30, 2022, the Company’s short-term investments were $1.06 billion, compared with $3.76 billion at December 31, 2021. At September 30, 2022, the Company had $5.0 million in federal funds sold and $1.06 billion was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $23.4 million and $11.9 million at September 30, 2022 and December 31, 2021, respectively, and a liability of $1.7 million and $710,000 at September 30, 2022 and December 31, 2021, respectively.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Company's Board of Directors has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 27, 2022. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2023.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2022, an aggregate of $41.7 million, or 952,910 shares of the Company's common stock, had been repurchased under the program.

Capital Management

Capital management consists of providing equity to support both current and anticipated future operations. The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities.

Under the regulatory capital frameworks adopted by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"), the Company and the Bank must each maintain a common equity Tier 1 capital to total risk-weighted assets ratio of at least 4.5%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a total capital to total risk-weighted assets ratio of at least 8% and a leverage ratio of Tier 1 capital to average total consolidated assets of at least 4%. The Company and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital of at least 2.5% of risk-weighted assets in addition to the minimum risk-based capital ratios in order to avoid certain restrictions on capital distributions and discretionary bonus payments.

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

As of September 30, 2022, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.32%	8.63%
Ameris Bank	10.70%	9.50%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.06%	10.46%
Ameris Bank	11.56%	11.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.06%	10.46%
Ameris Bank	11.56%	11.50%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.15%	13.78%
Ameris Bank	12.64%	12.45%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2022 and December 31, 2021, the net carrying value of the Company’s other borrowings was $725.7 million and $739.9 million, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Investment securities available-for-sale to total deposits	6.45%	5.35%	2.96%	3.01%	3.63%
Loans (net of unearned income) to total deposits	96.61%	89.21%	82.41%	80.72%	78.71%
Interest-earning assets to total assets	90.76%	89.88%	90.43%	90.56%	91.20%
Interest-bearing deposits to total deposits	57.14%	58.02%	59.82%	60.46%	59.56%

The liquidity resources of the Company are monitored continuously by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2022 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

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

The Company also had forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $23.4 million and $11.9 million at September 30, 2022 and December 31, 2021, respectively, and a liability of $1.7 million and $710,000 at September 30, 2022 and December 31, 2021, respectively.

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

During the quarter ended September 30, 2022, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings can be found in Part I - "Financial Information, Item 1. Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8 – Commitments and Contingencies" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
July 1, 2022 through July 31, 2022	3,038	$42.07	—	$58,262,530
August 1, 2022 through August 31, 2022	244	$48.06	—	$58,262,530
September 1, 2022 through September 30, 2022	—	$—	—	$58,262,530
Total	3,282	$42.52	—	$58,262,530

(1)The shares purchased from July 1, 2022 through September 30, 2022 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.
(2)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Company’s Board of Directors has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 27, 2022. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2023. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2022, an aggregate of $41.7 million, or 952,910 shares of the Company's common stock, had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation of Ameris Bancorp, as amended (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Regulation A Offering Statement on Form 1-A filed with the SEC on August 14, 1987).

3.2	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 26, 1999).

3.3	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 31, 2003).

3.4	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 1, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on November 21, 2008).

3.6	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on June 1, 2011).

3.7	Articles of Amendment to the Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.7 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

3.8	Bylaws of Ameris Bancorp, as amended and restated through June 11, 2020 (incorporated by reference to Exhibit 3.8 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.1*	Ameris Bancorp 2021 Omnibus Equity Incentive Plan, as amended and restated through July 26, 2022 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2022	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)