Form 10-K
period 2022-12-31
Ameris Bancorp
filed 2023-02-28
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022, or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                         ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $2.63 billion.
As of February 17, 2023, the registrant had outstanding 69,385,050 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

You should understand that important factors, including, but not limited to, the following, in addition to those described in Part I, Item 1A., “Risk Factors,” and elsewhere in this Annual Report, as well as in the documents which are incorporated by reference into this Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), could cause actual results to differ materially from those expressed in such forward-looking statements:

•the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and interest-sensitive assets and liabilities;

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

•the transition away from the London Inter-Bank Offered Rate ("LIBOR") toward a new interest rate benchmark and the ability to successfully implement any new interest rate benchmark;

•the effects of hurricanes, floods, tornados or other natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises, pandemics or other catastrophic events beyond our control; and

•adverse effects due to COVID-19 on us, including our business, financial position, liquidity and results of operations, and on our customers, employees and business partners.

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

ITEM 1. BUSINESS
OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Company’s executive office is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305, our telephone number is (404) 639-6500 and our internet address is www.amerisbank.com. We operate 164 full-service domestic banking offices. We do not operate in any foreign countries. At December 31, 2022, we had approximately $25.05 billion in total assets, $20.25 billion in total loans, $19.46 billion in total deposits and $3.20 billion of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Strategy

We seek to increase our presence and grow the “Ameris” brand in the markets that we currently serve in Georgia, Alabama, Florida, North Carolina and South Carolina and in neighboring communities that present attractive opportunities for expansion. Management has pursued this objective through an acquisition-oriented growth strategy and a prudent operating strategy. Our community banking philosophy emphasizes personalized service and building broad and deep customer relationships, which has historically provided us with a substantial base of low cost core deposits. Our markets are managed by senior level, experienced decision makers in a decentralized structure that differentiates us from our larger competitors. Management believes that this structure, along with involvement in and knowledge of our local markets, will continue to provide growth and assist in managing risk throughout our Company.

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth over the past several years has been enhanced significantly through both organic growth and acquisitions. We expect to continue to enhance our franchise through prudent acquisition activity when appropriate opportunities arise, and we intend to continue to prioritize organic growth in our business lines as well.

Our most recent bank acquisition was of Fidelity Southern Corporation ("Fidelity"), which was completed in July 2019 and which added $4.0 billion in deposits. In addition, in December 2021, the Bank acquired Balboa Capital Corporation ("Balboa"), a point of sale and direct online provider of lending solutions to small and mid-sized businesses nationwide.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime loans. In addition, the Company does not regularly buy loan participations or portions of national credits but from time to time, may acquire balances subject to participation agreements through acquisition. Approximately 1% of the Company’s loan portfolio was loan participations purchased at December 31, 2022.

At December 31, 2022, our loan portfolio totaled approximately $20.25 billion, representing approximately 80.8% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

Commercial Real Estate Loans. This portion of our loan portfolio has grown significantly over the past few years and represents the largest segment of our loan portfolio. Commercial and farmland real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. These loans also include extensions for the acquisition, development or construction of commercial properties. The loans are underwritten with an emphasis on the viability of the project, the borrower’s ability to meet certain minimum debt service requirements and an analysis and review of the collateral and guarantors, if any.

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

Consumer Loans. Our consumer loans include home improvement, home equity, motor vehicle, loans secured by savings accounts and personal credit lines. The terms of these loans typically range from 12 to 240 months and vary based upon the nature of collateral and size of the loan. These loans are generally secured by various assets owned by the consumer.

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

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in U.S. Treasury obligations, securities issued by U.S. government-sponsored agencies, state and municipal obligations, mortgage-backed securities, corporate obligations, securities and satisfactorily-rated trust preferred obligations. Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments must be “investment-grade” as determined by a nationally recognized investment rating service. Investment securities where the Company has determined a certain level of credit risk are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Our Company may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and such bonds are determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. government.

While our asset/liability management policy permits our Company to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Bank historically has not done so to any significant extent.

Our ALCO committee implements the investment policy and portfolio strategies and monitors the portfolio. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our Board of Directors each quarter. The written investment policy is reviewed annually by the Company’s Board of Directors and updated as needed.

The Company’s securities are held in safekeeping accounts at approved correspondent banks

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

On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. The subordinated notes were sold to the public at par. The subordinated notes will mature on March 15, 2027 and through March 14, 2022 bore a fixed rate of interest of 5.75% per annum. Beginning March 15, 2022, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month LIBOR plus 3.616%. In February 2023, the Company notified holders of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 that the notes would be redeemed in full at the March 15, 2023 interest payment date.

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $128.3 million as of December 31, 2022. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

The Company also enters into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

MARKET AREAS AND COMPETITION

The banking industry in general, and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. While our select market areas in Georgia, Alabama, Florida, North Carolina and South Carolina have experienced strong population growth in recent decades, intense market demands, national and local economic pressures, including a rising interest rate environment, and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become much more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. Competition for deposits comes from other commercial banks, thrift institutions, savings banks, internet banks, credit unions, and brokerage and investment banking firms. Interest rates, online banking capabilities, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

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

HUMAN CAPITAL

At Ameris, we consider our teammates to be our greatest strength. At December 31, 2022, the Company employed 2,847 full-time-equivalent employees, primarily located in our core markets of Georgia, Alabama, Florida, North Carolina and South Carolina.

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

Support and Benefits

Providing employees with meaningful, competitive and supportive benefits to care for their lives and families is a top priority for the Company. We’re proud to offer a comprehensive benefits package that includes medical, dental, vision and life insurance, paid time-off, 401(k) profit-sharing plan participation and an employee stock purchase plan. The Company’s 401(k) plan matches 50% of each employee’s elective deferral amount, up to the first 6% of the contribution. Beginning January 1, 2023, the Company's 401(k) Plan match increased to 50% of each employee’s elective deferral amount, up to the first 8% of the contribution.

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

Mentorship at all levels is encouraged throughout our organization, as it supports our culture of learning and commitment to our teammates, new ideas and leadership development. Mentor Ameris is the Bank’s formal mentorship program, whereby annually, high potential colleagues are identified as mentees and paired with a selected mentor at the Bank. A total of 26 mentees were selected to participate in the program in 2022, of which 40% were female and 28% were minorities. The program is a nine-month commitment that is designed to encourage a lifelong mentee-mentor relationship.

Launched at the end of 2020, our Leadership Development Program is a self-paced, three-tiered program available to all employees, with coursework specific to leading self, leading others and leading leaders. We believe that effective and meaningful leadership development will further elevate the Company and support us in continuing to attract and retain top talent. At the end of 2022, we had a total of 337 teammates who were enrolled in or completed the program, of which 72% were female and 34% were minorities.

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

As of December 31, 2022, females represent 66% of the Company’s employee population, and minorities represent 31%. In addition, females represent 42% of the Company’s senior management staff, consisting of Vice Presidents and above, and minorities represent 17%.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the bank’s Tier 1 capital (plus allowance for loan losses); (ii) the aggregate amount of dividends declared or anticipated to be declared by the bank in the calendar year exceeds 50% of its net profits for the previous calendar year; or (iii) the ratio of the bank’s Tier 1 capital to adjusted total assets is less than 6%. As of December 31, 2022, there was approximately $186.5 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

At December 31, 2022, the Company exceeded its minimum capital requirements, inclusive of the capital conservation buffer, on a consolidated basis with common equity Tier 1 capital, Tier 1 capital and total capital equal to 9.86%, 9.86% and 12.90% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 9.36%. At December 31, 2022, the Bank exceeded its minimum capital requirements, inclusive of the capital conservation buffer, with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.12%, 11.12% and 12.28% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 10.56%, and was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.

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

FDIC Insurance Assessments

The Bank’s deposits are insured to the maximum extent permitted by the DIF. The Bank is required to pay quarterly premiums, known as assessments, for this deposit insurance coverage. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. The Bank’s regular assessments are determined within a range of base assessment rates based in part on the Bank’s CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2%. Under the current methodology, the Bank’s assessment rates are based on an initial base assessment rate of 3 to 30 cents per $100 of insured deposits, subject to certain adjustments, and may range from 1.5 to 40 cents after applying adjustments. Beginning with the first quarterly assessment period of 2023, the Bank’s assessment rates will be based on an initial base assessment rate of 5 to 32 cents per $100 of insured deposits, subject to certain adjustments, and may range from 2.5 to 42 cents after applying adjustments. These elevated rates will remain in effect until the designated reserve ratio meets or exceeds 2%, absent further FDIC board action.

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

In November 2021, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued a joint final rule to establish computer-security incident notification requirements for banking organizations and their bank service providers.

Banks and their service providers must comply with this rule as of May 1, 2022. Under this rule, a bank must report certain computer-security incidents to its primary federal regulatory as soon as possible and no later than 36 hours after the bank determines that an incident requiring notification has occurred. In addition, bank service providers must notify any affected banking organization customer as soon as possible when the bank service provider determines that it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, services provided to such banking organization for a period of four or more hours.

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

As of December 31, 2022, our C&D concentration as a percentage of capital totaled 79.4% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 291.7%.

COVID-19 Relief Measures

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

The PPP permitted small businesses, sole proprietorships, independent contractors and self-employed individuals to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The CARES Act appropriated $349 billion to fund the PPP, and Congress appropriated an additional $320 billion to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. Additionally, the Consolidated Appropriations Act, 2021 appropriated a further $284 billion to the PPP and permitted certain PPP borrowers to make “second draw” loans. From April to August 2020, we accepted PPP applications and originated loans to qualified small businesses under this program. Consistent with the terms of the PPP, these loans carry an interest rate of 1% and are 100% guaranteed by the SBA. At December 31, 2022, the Company’s outstanding PPP loans were not material. The Company’s participation in this program could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation.

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms or delays in payment that are insignificant. Throughout 2020 and 2021, we granted loan modifications to our customers in the form of maturity extensions, payment deferrals and forbearance. The temporary relief expired on January 1, 2022 and no further modifications were made under the CARES Act after such date.

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

On January 30, 2023, the Biden Administration announced its intent to end the national emergency declaration related to the COVID-19 pandemic on May 11, 2023, which will also result in the termination of previously enacted COVID-19 relief measures.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2022, net interest income made up 73.8% of our revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

Loan originations, and potentially loan revenues, could be materially adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. Rising inflation could cause our operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than our revenues. Recently, inflation has been at a higher level than experienced in many decades, which has increased costs and impacted operations for the Company and many of its customers.

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

The COVID-19 pandemic continues to affect us and our customers, employees and third-party service providers, and while the adverse impacts on our business, financial position, operations and prospects have dissipated, they have not been completely eliminated.

During 2020, as a result of the uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic, our business and consumer customers experienced varying degrees of financial distress, adversely affecting their ability to timely pay interest and principal on their loans and the value of the collateral securing their obligations. While all our branch locations are currently open and operating during normal business hours, in order to protect the health of our customers and employees, we continue to take additional precautions within our branch locations, including enhanced cleaning procedures. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business or serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward. For instance, business operations may be disrupted if key personnel or significant portions of employees are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Similarly, if any of our vendors or business partners become unable to continue to provide their products and services which we rely upon to maintain our day-to-day operations, our ability to serve our customers could be impacted.

Although the aforementioned risks have much dissipated compared to prior periods, they have not been completely eliminated. The risks of new variants and new outbreaks continue to exist. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will fully resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of the vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19.

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

We face additional risks due to our mortgage banking activities that could negatively impact net income and profitability.

We sell the majority of the mortgage loans that we originate. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values, among other economic variables, could result in one or more of the following:

•rising interest rates has caused a decline in mortgage originations, which could continue and potentially worsen, negatively impacting our earnings;
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

We may be adversely affected by the transition away from LIBOR for our variable rate loans, derivative contracts and other financial assets and liabilities.

Our business relies upon a large volume of loans, derivative contracts and other financial instruments which are directly or indirectly dependent on LIBOR to establish their interest rate and/or value. The administrator of LIBOR extended publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant but declining exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after June 30, 2023.

We have established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Over the next several months, we will continue to transition all remaining LIBOR-based products to an alternative benchmark. We will also continue to evaluate the transition process and align the Company’s trajectory with regulatory guidelines regarding the cessation of LIBOR, including monitoring new developments for transitioning to alternative reference rates, if necessary and as needed. Any successor or replacement interest rates to LIBOR may perform differently, which may affect net interest income, change market risk profile and require changes to risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely impact the Company’s or the Bank’s reputation or lead to regulatory action.

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

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2022, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $128.3 million and other subordinated notes payable with a carrying value of $377.1 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305. The Company occupies approximately 19,200 square feet at this location plus an additional 90,800 square feet used for a branch location and support services for banking operations, including credit, marketing and operational support. The Company also leases approximately 38,000 square feet in Jacksonville, Florida used for additional corporate support services. Inclusive of the branch at its headquarters, Ameris operates 164 branch locations. Of the 164 branch locations, 137 are owned and 27 are subject to either building or ground leases. Ameris also operates 32 mortgage and loan production offices, all of which are subject to building leases. At December 31, 2022, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank. The Company believes that our properties are suitable for the purposes of our operations.

ITEM 3. LEGAL PROCEEDINGS

Disclosure concerning legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19. Commitments and Contingent Liabilities" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is listed on Nasdaq under the symbol “ABCB”. As of February 17, 2023, there were approximately 3,556 holders of record of the Common Stock. The Company believes a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

The amount of and nature of any dividends declared on our Common Stock will be determined by our Board of Directors in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of KBW NASDAQ Bank Stocks for the five-year period commencing December 31, 2017 and ending December 31, 2022. This line graph assumes an investment of $100 on December 31, 2017, and reinvestment of dividends and other distributions to shareholders.

Total Return Performance
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Ameris Bancorp
NASDAQ Stock Market (US Companies)
KBW NASDAQ Bank Stocks

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Ameris Bancorp	100.00	66.31	90.22	82.73	109.23	105.04
NASDAQ Stock Market (US Companies)	100.00	97.16	132.81	192.47	235.15	158.65
KBW NASDAQ Bank Stocks	100.00	82.29	112.01	100.46	138.97	109.23
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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2022, the Company reported net income of $346.5 million, or $4.99 per diluted share, compared with $376.9 million, or $5.40 per diluted share, in 2021. The Company’s net income as a percentage of average assets for 2022 and 2021 was 1.47% and 1.73%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 11.24% and 13.33%, respectively. Reported net income for the year ended December 31, 2022 includes $71.7 million in provision for credit losses, primarily related to organic loan growth, updated economic forecast and related impacts to unfunded commitments, compared with a provision release of $35.4 million in 2021 resulting from improvement in forecast economic conditions compared with 2020.

Highlights of the Company’s performance in 2022 include the following:
•Growth in net interest income of $145.7 million, representing a 22.2% increase over 2021
•Organic growth in loans of $3.51 billion, or 22.1%
•Growth in tangible book value per share1 of 13.9%, from $26.26 at the end of 2021 to $29.92 at the end of 2022
•Net interest margin of 3.76% during 2022, up 44 basis points from 2021
•Adjusted efficiency ratio1 of 52.48%, compared with 55.00% in 2021
•Adjusted return on average assets1 of 1.39%, compared with 1.69% in 2021
•Adjusted return on average tangible common equity1 of 16.92%, compared with 20.19% in 2021
•Improvement in deposit mix with noninterest bearing deposits representing 40.74% of total deposits at the end of 2022
•Annualized net charge-offs of 0.08% of average total loans
______________________________________________________________________________________________________
1 A reconciliation of non-GAAP financial measures can be found in the following tables.

Adjusted Net Income Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2022	2021
Net income available to common shareholders	$346,540	$376,913

Adjustment items:
Merger and conversion charges	1,212	4,206
Gain on sale of mortgage servicing rights	(1,356)	—
Servicing right impairment	(21,824)	(14,530)
Natural disaster expenses	151	—
Gain on BOLI proceeds	(55)	(603)
(Gain) loss on sale of premises	(45)	510
Tax effect of adjustment items (Note 1)	4,792	2,203
After-tax adjustment items	(17,125)	(8,214)
Adjusted net income	$329,415	$368,699

Average assets	$23,644,754	$21,847,731
Reported return on average assets	1.47%	1.73%
Adjusted return on average assets	1.39%	1.69%

Average common equity	$3,083,081	$2,827,669
Average tangible common equity	$1,947,222	$1,826,433
Reported return on average common equity	11.24%	13.33%
Adjusted return on average tangible common equity	16.92%	20.19%

Total shareholders' equity	$3,197,400	$2,966,451
Less:
Goodwill	1,015,646	1,012,620
Other intangibles, net	106,194	125,938
Total tangible shareholders' equity	$2,075,560	$1,827,893

Period end number of shares	69,369,050	69,609,228
Book value per share	$46.09	$42.62
Tangible book value per share	$29.92	$26.26

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for both periods are nondeductible for tax purposes.

Adjusted Efficiency Ratio Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2022	2021
Adjusted Noninterest Expense
Total noninterest expense	$560,655	$560,124
Adjustment items:
Merger and conversion charges	(1,212)	(4,206)
Natural disaster expenses	(151)	—
Gain (loss) on sale of premises	45	(510)
Adjusted noninterest expense	$559,337	$555,408

Total Revenue
Net interest income	$801,026	$655,327
Noninterest income	284,424	365,544
Total revenue	$1,085,450	$1,020,871

Adjusted Total Revenue
Net interest income (TE)	$804,895	$659,903
Noninterest income	284,424	365,544
Total revenue (TE)	1,089,319	1,025,447
Adjustment items:
Gain on securities	(203)	(515)
Gain on sale of mortgage servicing rights	(1,356)	—
Gain on BOLI proceeds	(55)	(603)
Servicing right impairment	(21,824)	(14,530)
Adjusted total revenue (TE)	$1,065,881	$1,009,799

Efficiency ratio	51.65%	54.87%
Adjusted efficiency ratio (TE)	52.48%	55.00%

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

As discussed in Note 4 to the consolidated financial statements, Management determined the ACL on loans at December 31, 2022 utilizing the Moody's baseline economic forecast. If Management utilized the downside 96th percentile S-4 scenario from Moody's, the quantitative portion of the ACL on loans would have increased approximately $120.1 million.

Income Taxes

As required by GAAP, we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 12, “Income Taxes,” in the notes to consolidated financial statements for additional details.

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

NET INCOME AND EARNINGS PER SHARE

The Company’s net income during 2022 was $346.5 million, or $4.99 per diluted share, compared with $376.9 million, or $5.40 per diluted share, in 2021, and $262.0 million, or $3.77 per diluted share, in 2020.

For the fourth quarter of 2022, the Company recorded net income of $82.2 million, or $1.18 per diluted share, compared with $81.9 million, or $1.18 per diluted share, for the quarter ended December 31, 2021, and $94.3 million, or $1.36 per diluted share, for the quarter ended December 31, 2020.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $21.41 billion in 2022, compared with approximately $19.89 billion in 2021. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks and time deposits in other banks	$2,004,508	$23,085	1.15%	$2,877,263	$3,924	0.14%	$564,921	$1,886	0.33%
Investment securities	1,163,460	36,145	3.11	842,201	23,252	2.76	1,289,800	33,875	2.63
Loans held for sale	718,599	29,699	4.13	1,463,614	42,651	2.91	1,497,051	47,760	3.19
Loans	17,521,461	808,826	4.62	14,703,956	637,861	4.34	14,018,582	648,137	4.62
Total interest-earning assets	21,408,028	897,755	4.19	19,887,034	707,688	3.56	17,370,354	731,658	4.21
Noninterest-earning assets	2,236,726			1,960,697			1,870,139
Total assets	$23,644,754			$21,847,731			$19,240,493

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,809,835	$48,797	0.50%	$9,238,812	$11,764	0.13%	$7,584,732	$25,744	0.34%
Time deposits	1,604,978	7,308	0.46	1,954,552	10,593	0.54	2,385,296	33,323	1.40
Federal funds purchased and securities sold under agreements to repurchase	1,477	4	0.27	6,700	20	0.30	12,115	82	0.68
FHLB advances	279,409	9,710	3.48	48,888	775	1.59	849,546	7,701	0.91
Other borrowings	393,393	19,209	4.88	399,485	19,278	4.83	297,023	15,191	5.11
Subordinated deferrable interest debentures	127,316	7,832	6.15	125,324	5,355	4.27	124,632	6,709	5.38
Total interest-bearing liabilities	12,216,408	92,860	0.76	11,773,761	47,785	0.41	11,253,344	88,750	0.79
Noninterest-bearing demand deposits	8,005,201			7,017,614			5,227,399
Other liabilities	340,064			228,687			228,331
Shareholders' equity	3,083,081			2,827,669			2,531,419
Total liabilities and shareholders’ equity	$23,644,754			$21,847,731			$19,240,493
Interest rate spread			3.43%			3.15%			3.42%
Net interest income		$804,895			$659,903			$642,908
Net interest margin			3.76%			3.32%			3.70%

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

2022 compared with 2021. For the year ended December 31, 2022, interest income was $893.9 million, an increase of $190.8 million, or 27.1%, compared with the same period in 2021. Average earning assets increased $1.52 billion, or 7.6%, to $21.41 billion for the year ended December 31, 2022, compared with $19.89 billion for 2021. Yield on average earning assets on a taxable equivalent basis increased during 2022 to 4.19%, compared with 3.56% for the year ended December 31, 2021. Average yields on all interest-earning asset categories increased from 2021 to 2022 as market interest rates increased.

Interest expense on deposits and other borrowings for the year ended December 31, 2022 was $92.9 million, an increase of $45.1 million, or 94.3%, compared with $47.8 million for the year ended December 31, 2021. During 2022 average interest-bearing liabilities were $12.22 billion as compared with $11.77 billion for 2021, an increase of $442.6 million, or 3.8%. During 2022, average noninterest-bearing deposit accounts were $8.01 billion and comprised 41.2% of average total deposits, compared with $7.02 billion, or 38.5% of average total deposits, during 2021. Average balances of time deposits amounted to $1.60 billion and comprised 8.3% of average total deposits during 2022, compared with $1.95 billion, or 10.7% of average total deposits, during 2021.

On a taxable-equivalent basis, net interest income for 2022 was $804.9 million, compared with $659.9 million in 2021, an increase of $145.0 million, or 22.0%. The Company’s net interest margin, on a tax equivalent basis, increased 44 basis points to 3.76% for the year ended December 31, 2022, compared with 3.32% for the year ended December 31, 2021. Accretion expense for 2022 was $285,000, compared with accretion income of $16.3 million for 2021.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2022 and 2021 are shown in the following table:

	2022 vs. 2021			2021 vs. 2020
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on federal funds sold, interest-bearing deposits in banks and time deposits in other banks	$19,161	$20,351	$(1,190)	$2,038	$(5,682)	$7,720
Interest on investment securities	12,893	4,023	8,870	(10,623)	1,133	(11,756)
Interest on loans held for sale	(12,952)	8,758	(21,710)	(5,109)	(4,042)	(1,067)
Interest and fees on loans	170,965	48,741	122,224	(10,276)	(41,964)	31,688
Total interest income	190,067	81,873	108,194	(23,970)	(50,555)	26,585
Expense from interest-bearing liabilities:
Interest on savings and interest-bearing demand deposits	37,033	36,306	727	(13,980)	(19,594)	5,614
Interest on time deposits	(3,285)	(1,390)	(1,895)	(22,730)	(16,712)	(6,018)
Interest on federal funds purchased and securities sold under agreements to repurchase	(16)	—	(16)	(62)	(25)	(37)
Interest on FHLB advances	8,935	5,281	3,654	(6,926)	332	(7,258)
Interest on other borrowings	(69)	225	(294)	4,087	(1,153)	5,240
Interest on trust preferred securities	2,477	2,392	85	(1,354)	(1,391)	37
Total interest expense	45,075	42,814	2,261	(40,965)	(38,543)	(2,422)
Net interest income	$144,992	$39,059	$105,933	$16,995	$(12,012)	$29,007

Provision for Credit Losses

The Company's provision for credit losses on loans during 2022 amounted to $52.6 million, compared with a release of $35.1 million for 2021 and a provision of $125.5 million for 2020. The increased provision for 2022 was primarily attributable to loan growth and the updated economic forecast. Net charge-offs in 2022 were 0.08% of average loans, compared with 0.04% in 2021 and 0.31% in 2020. The Company sold selected hotel loans during the fourth quarter of 2020 totaling $87.5 million which resulted in charge-offs of $17.2 million. Excluding the impact of the hotel sale, net charge-offs for 2020 would have been 0.18% of average loans.

At December 31, 2022, non-performing assets amounted to $153.5 million, or 0.61% of total assets, compared with $101.8 million, or 0.43% of total assets, at December 31, 2021. Included in non-performing assets were serviced GNMA-guaranteed residential mortgage loans totaling $69.6 million and $30.4 million at December 31, 2022 and 2021, respectively. Non-performing assets, excluding GNMA-guaranteed loans, represented 0.34% of total assets at December 31, 2022, compared with 0.30% of total assets at December 31, 2021. Other real estate was approximately $843,000 as of December 31, 2022, reflecting a 77.9% decrease from the $3.8 million reported at December 31, 2021.

The Company’s allowance for credit losses on loans at December 31, 2022 was $205.7 million, or 1.04% of loans compared with $167.6 million, or 1.06%, and $199.4 million, or 1.38%, at December 31, 2021 and 2020, respectively. The decrease in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2021 was primarily attributable to improvements in forecast economic conditions in the Company's CECL model.

The Company's provision for unfunded commitments during 2022 amounted to $19.2 million, compared with $332,000 for 2021 and $19.1 million for 2020. The allowance for unfunded commitments on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The Company recorded a release of provision for other credit losses during 2022 totaling $139,000, compared with a release of $616,000 for 2021 and a provision of $830,000 for 2020.

Noninterest Income

Following is a comparison of noninterest income for 2022, 2021 and 2020.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Service charges on deposit accounts	$44,499	$45,106	$44,145
Mortgage banking activity	184,904	285,900	374,077
Other service charges, commissions and fees	3,875	4,188	3,914
Net gain (loss) on securities	203	515	5
Gain on sale of SBA loans	5,552	6,623	7,226
Other noninterest income	45,391	23,212	17,133
	$284,424	$365,544	$446,500

2022 compared with 2021. Total noninterest income in 2022 was $284.4 million, compared with $365.5 million in 2021, reflecting a decrease of 22.2%, or $81.1 million.

Service charges on deposit accounts decreased $607,000, or 1.3%, to $44.5 million during 2022 compared with 2021. This decrease was primarily attributable to the elimination of certain overdraft fees on consumer accounts and a reduction in debit card interchange income, partially offset by an increase in corporate services charges compared with 2021.

Income from mortgage banking activities decreased $101.0 million, or 35.3%, to $184.9 million during 2022 compared with 2021. This decrease was a result of a decline in production and tightening of gain on sale spreads compared with 2021. Total production in the retail mortgage division decreased to $5.5 billion for 2022, compared with $8.9 billion for 2021, while gain on sale spreads decreased in 2022 to 2.27% from 3.31% in 2021. The decrease in gain on sale spread is primarily related to normalization of pricing in the industry after experiencing record production levels in 2020. Noninterest income from the Company's warehouse lending division was $4.5 million for 2022 compared with $4.6 million for 2021.

Other service charges, commission and fees decreased by $313,000 to $3.9 million during 2022, a decrease of 7.5% compared with 2021 due primarily to a decrease in ATM fees.

Gain on sale of SBA loans decreased by $1.1 million, or 16.2%, to $5.6 million during 2022 compared with 2021, while loans sold decreased $26.6 million, or 34.8%, to $50.0 million during 2022 compared with 2021.

Other noninterest income increased by $22.2 million, or 95.5%, to $45.4 million during 2022 compared with 2021. This increase was primarily due to increases in noninterest income in our equipment finance division, BOLI income, merchant fee income and gain on sale of mortgage servicing rights of $18.1 million, $1.9 million, $2.0 million and $1.4 million, respectively. These increases were partially offset by reduction in recovery of prior SBA servicing right impairment of $906,000 compared with 2021.

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

Noninterest Expense

Following is a comparison of noninterest expense for 2022, 2021 and 2020.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Salaries and employee benefits	$319,719	$337,776	$360,278
Occupancy and equipment	51,361	48,066	52,349
Advertising and marketing	12,481	8,434	8,046
Amortization of intangible assets	19,744	14,965	19,612
Data processing and communications expenses	49,228	45,976	46,017
Legal and other professional fees	16,439	11,920	15,972
Credit resolution-related expenses	29	3,538	5,106
Merger and conversion charges	1,212	4,206	1,391
FDIC insurance	8,063	5,614	14,078
Loan servicing expenses	36,835	26,481	20,910
Other noninterest expenses	45,544	53,148	54,870
	$560,655	$560,124	$598,629

2022 compared with 2021. Total noninterest expense increased slightly to $560.7 million in 2022, compared with $560.1 million in 2021. Total noninterest expense for 2022 includes approximately $1.2 million in merger-related charges, $151,000 in natural disaster expense and $45,000 in gains on sale of bank premises. Total noninterest expense for 2021 includes approximately $4.2 million in merger-related charges and $510,000 in losses on sale of bank premises. Excluding these amounts, expenses in 2022 increased by $3.9 million, or 0.7%, compared with 2021 levels.

Salaries and benefits decreased $18.1 million, or 5.3%, from $337.8 million in 2021 to $319.7 million in 2022. This decrease was primarily attributable to a decrease in variable pay resulting from decreased production levels in our retail mortgage division. Salaries and benefits in our mortgage division decreased $60.0 million, or 35.7%, to $107.8 million in 2022. This decrease was partially offset by additional salaries and benefits in our equipment finance division resulting from the acquisition of Balboa in December 2021. Full time equivalent employees decreased from 2,865 at December 31, 2021 to 2,847 at December 31, 2022.

Occupancy costs increased $3.3 million, or 6.9%, from $48.1 million in 2021 to $51.4 million in 2022 due primarily to additional amortization resulting from technology projects placed in service in late 2021 and throughout 2022.

Amortization of intangible assets increased $4.8 million, or 31.9%, to $19.7 million for 2022 compared with $15.0 million for 2021. This increase was attributable to our acquisition of Balboa.

Legal and other professional fees increased $4.5 million, or 37.9%, from $11.9 million in 2021 to $16.4 million in 2022, primarily due to additional collection related expenses in our equipment finance division.

Merger and conversion charges were $1.2 million in 2022, a decrease of $3.0 million, or 71.2%, compared with $4.2 million recorded for 2021. Merger and conversion charges for both periods were primarily related to the acquisition of Balboa.

Other noninterest expense decreased $7.6 million, or 14.3%, to $45.5 million in 2022 from $53.1 million in 2021, resulting primarily from an increase in deferred costs related to our equipment finance division production and net gains on sale of other real estate owned and a decrease in other real estate owned expenses. These items were partially offset by increases in fraud and forgery losses, armored car expense, ATM expense, tax and license expense and payment processing expenses related to our equipment finance division. Also contributing to the decrease was a decrease in variable expenses related to our mortgage production.

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

Income Taxes

Income tax expense is influenced by statutory federal and state tax rates, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2022, the Company recorded income tax expense of approximately $106.6 million, compared with $119.2 million recorded in 2021 and $78.3 million recorded in 2020. The Company’s effective tax rate was 23.5%, 24.0% and 23.0% for the years ended December 31, 2022, 2021 and 2020, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2022, approximately 71.1% of our loan portfolio was secured by real estate, compared with 71.7% at December 31, 2021.

The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2022	2021
Commercial, financial and agricultural	$2,679,403	$1,875,993
Consumer	384,037	191,298
Indirect automobile	108,648	265,779
Mortgage warehouse	1,038,924	787,837
Municipal	509,151	572,701
Premium finance	1,023,479	798,409
Real estate - construction and development	2,086,438	1,452,339
Real estate - commercial and farmland	7,604,867	6,834,917
Real estate - residential	4,420,306	3,094,985
Loans, net of unearned income	$19,855,253	$15,874,258

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $40.0 million for construction loans and $50.0 million for term loans with stabilized cash flows, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2022 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial, financial and agricultural	$332,779	7.32%	12	39.02%	—%
Mortgage warehouse	582,500	5.33%	3	—	—%
Real estate - construction and development	948,399	6.20%	42	—	—%
Real estate - commercial and farmland	687,370	5.30%	40	—	—%
Total	$2,551,048	5.90%	29	5.09%	—%

Total loans as of December 31, 2022, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years through Fifteen Years	Over Fifteen Years	Total
Commercial, financial and agricultural	$505,061	$1,520,026	$638,731	$15,585	$2,679,403
Consumer	43,355	114,388	225,746	548	384,037
Indirect automobile	16,576	92,072	—	—	108,648
Mortgage warehouse	1,038,924	—	—	—	1,038,924
Municipal	4,475	43,742	399,686	61,248	509,151
Premium finance	1,003,342	20,137	—	—	1,023,479
Real estate - construction and development	849,755	990,999	216,269	29,415	2,086,438
Real estate - commercial and farmland	585,370	3,994,440	2,830,384	194,673	7,604,867
Real estate - residential	69,581	161,227	424,186	3,765,312	4,420,306
	$4,116,439	$6,937,031	$4,735,002	$4,066,781	$19,855,253

Total loans which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2022
Predetermined interest rates
Commercial, financial and agricultural	$1,505,537
Consumer	134,682
Indirect automobile	92,072
Municipal	504,305
Premium finance	20,137
Real estate - construction and development	397,605
Real estate - commercial and farmland	5,632,119
Real estate - residential	2,814,812
$11,101,269
Floating or adjustable interest rates
Commercial, financial and agricultural	$668,805
Consumer	206,000
Municipal	371
Real estate - construction and development	839,078
Real estate - commercial and farmland	1,387,378
Real estate - residential	1,535,913
$4,637,545

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

	December 31,
	2022		2021		2020
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$39,455	13%	$26,829	12%	$7,359	11%
Consumer	5,413	2	6,097	1	4,076	2
Indirect automobile	174	1	476	2	1,929	4
Mortgage warehouse	2,118	5	3,231	5	3,666	6
Municipal	357	3	401	4	791	5
Premium finance	1,025	5	2,729	5	3,879	5
Real estate – construction and development	32,659	11	22,045	9	45,304	11
Real estate – commercial and farmland	67,433	38	77,831	43	88,894	37
Real estate - residential	57,043	22	27,943	19	43,524	19
Total	$205,677	100%	$167,582	100%	$199,422	100%

The following table provides an analysis of the net charge-offs (recoveries) by loan category for the years ended December 31, 2022, 2021 and 2020.

	2022			2021			2020
	Net charge-offs (recoveries)	Average Balance	Rate	Net charge-offs (recoveries)	Average balance	Rate	Net charge-offs (recoveries)	Average balance	Rate
Commercial, financial and agricultural	$8,681	$2,116,723	0.41%	$2,033	$1,526,100	0.13%	$8,758	$1,400,398	0.63%
Consumer	4,044	214,162	1.89	5,309	235,056	2.26	3,889	472,253	0.82
Indirect automobile	(780)	178,305	(0.44)	(491)	404,461	(0.12)	1,945	803,212	0.24
Mortgage warehouse	—	891,285	—	—	827,159	—	—	749,671	—
Municipal	—	531,324	—	—	623,839	—	—	688,585	—
Premium finance	387	922,551	0.04	(1,202)	752,094	(0.16)	2,944	683,630	0.43
Real estate - construction and development	(865)	1,761,853	(0.05)	(273)	1,493,855	(0.02)	(734)	1,616,655	(0.05)
Real estate - commercial and farmland	3,349	7,155,542	0.05	1,279	5,958,257	0.02	26,055	4,835,463	0.54
Real estate - residential	(301)	3,749,716	(0.01)	(464)	2,883,135	(0.02)	59	2,768,715	—
	$14,515	$17,521,461	0.08%	$6,191	$14,703,956	0.04%	$42,916	$14,018,582	0.31%

The following table provides an analysis of the allowance for credit losses on loans held for investment.

	December 31,
(dollars in thousands)	2022	2021	2020
Allowance for credit losses on loans at end of period	$205,677	$167,582	$199,422
Loan balances:
End of period	19,855,253	15,874,258	14,480,925
Allowance for credit losses on loans as a percentage of end of period loans	1.04%	1.06%	1.38%
Nonaccrual loans as a percentage of end of period loans	0.68%	0.54%	0.53%
Allowance for credit losses to nonaccrual loans at end of period	152.57%	196.54%	260.83%

At December 31, 2022, the allowance for credit losses on loans totaled $205.7 million, or 1.04% of loans, compared with $167.6 million, or 1.06% of loans, at December 31, 2021. The decrease in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2021 was primarily attributable to improvements in forecast economic conditions during 2022. For the year ended December 31, 2022, our net charge off ratio as a percentage of average loans increased to 0.08%, compared with 0.04% for the year ended December 31, 2021. This increase was primarily a result of the expansion of our equipment finance division at the end of 2021 which resulted in increased net charge-offs in our commercial, financial and agricultural loan segment.

The provision for credit losses on loans for the year ended December 31, 2022 was a provision of $52.6 million, compared with a release of $35.1 million for the year ended December 31, 2021. This increase primarily resulted from organic loan growth during 2022 and the updated economic forecast. While overall forecast economic conditions improved compared with those at December 31, 2021, the rate of improvement in the economic variables slowed. As of December 31, 2022 our ratio of nonperforming assets to total assets had increased to 0.61% from 0.43% at December 31, 2021. Included in non-performing assets were serviced GNMA-guaranteed residential mortgage loans totaling $69.6 million and $30.4 million at December 31, 2022 and 2021, respectively. Non-performing assets, excluding GNMA-guaranteed loans, represented 0.34% of total assets at December 31, 2022, compared with 0.30% of total assets at December 31, 2021.
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

	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans
Commercial, financial and agricultural	$11,094	$14,214
Consumer	420	476
Indirect automobile	346	947
Real estate - construction and development	523	492
Real estate - commercial and farmland	13,203	15,365
Real estate - residential	109,222	53,772
Total	$134,808	$85,266
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	$17,865	$12,648

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession.

As of December 31, 2022 and 2021, the Company had a balance of $40.2 million and $76.6 million, respectively, in troubled debt restructurings. These totals do not include COVID-19 loan modifications accounted for under Section 4013 of the CARES Act. The following table presents the amount of troubled debt restructurings by loan class classified separately as accrual and non-accrual at December 31, 2022 and 2021.

As of December 31, 2022	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	7	$835	3	$743
Consumer	3	3	8	11
Indirect automobile	151	533	16	55
Premium finance	4	171	—	—
Real estate - construction and development	2	693	1	17
Real estate - commercial and farmland	16	7,995	5	767
Real estate - residential	205	24,166	30	4,181
Total	388	$34,396	63	$5,774

As of December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate - construction and development	4	789	1	13
Real estate - commercial and farmland	25	35,575	5	5,924
Real estate - residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

The following table presents the amount of troubled debt restructurings by loan class classified separately as those currently paying under restructured terms and those that have defaulted (defined as 30 days past due) under restructured terms at December 31, 2022 and 2021.

As of December 31, 2022	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	8	$837	2	$741
Consumer	4	3	7	11
Indirect automobile	133	428	34	160
Premium finance	4	171	—	—
Real estate - construction and development	3	710	—	—
Real estate - commercial and farmland	19	8,714	2	48
Real estate - residential	179	20,356	56	7,991
Total	350	$31,219	101	$8,951

As of December 31, 2021	Loans Currently Paying Under Restructured Terms		Loans that have Defaulted Under Restructured Terms
Loan class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	11	$1,269	7	$100
Consumer	10	17	14	34
Indirect automobile	233	1,052	52	258
Real estate - construction and development	4	789	1	13
Real estate - commercial and farmland	29	41,452	1	47
Real estate - residential	215	26,956	37	4,601
Total	502	$71,535	112	$5,053

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at December 31, 2022 and 2021.

As of December 31, 2022	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$279	1	$54
Forbearance of interest	12	974	1	41
Forbearance of principal	246	21,514	32	3,728
Forbearance of principal and interest	—	—	1	402
Rate reduction only	51	4,494	3	252
Rate reduction, forbearance of interest	30	2,330	1	2
Rate reduction, forbearance of principal	14	2,499	19	961
Rate reduction, forgiveness of interest	32	2,306	5	334
Total	388	$34,396	63	$5,774

As of December 31, 2021	Accruing Loans		Non-Accruing Loans
Type of Concession	#	Balance (in thousands)	#	Balance (in thousands)
Forgiveness of interest	3	$287	—	$—
Forbearance of interest	16	1,218	1	15
Forbearance of principal	332	49,778	73	9,783
Rate reduction only	55	6,321	4	200
Rate reduction, maturity extension	—	—	1	1
Rate reduction, forbearance of interest	33	2,296	6	319
Rate reduction, forbearance of principal	18	2,694	29	363
Rate reduction, forgiveness of interest	37	2,988	6	325
Total	494	$65,582	120	$11,006

The following table presents the amount of troubled debt restructurings by collateral types, classified separately as accrual and non-accrual at December 31, 2022 and 2021.

As of December 31, 2022	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	2	$37	1	$7
Raw land	3	1,686	3	64
Hotel and motel	1	127	—	—
Office	3	509	2	703
Retail, including strip centers	7	3,942	1	16
1-4 family residential	205	24,166	29	4,175
Church	2	2,387	—	—
Automobile/equipment/CD	161	1,372	27	809
Unsecured	4	170	—	—
Total	388	$34,396	63	$5,774

As of December 31, 2021	Accruing Loans		Non-Accruing Loans
Collateral Type	#	Balance (in thousands)	#	Balance (in thousands)
Warehouse	3	$61	2	$272
Raw land	6	3,776	1	13
Hotel and motel	4	22,069	1	4,798
Office	5	710	1	485
Retail, including strip centers	8	7,118	1	370
1-4 family residential	215	27,129	39	4,678
Church	2	2,393	—	—
Automobile/equipment/CD	251	2,326	75	390
Total	494	$65,582	120	$11,006

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 48.1% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan category with the longest maturity, are usually made with fifteen to thirty year maturities, but a portion is at a variable interest rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2022, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2022
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Federal funds sold and interest-bearing deposits in banks	$833,565	$—	$—	$—	$833,565
Investment securities	8,759	90,449	993,185	542,531	1,634,924
Loans held for sale	392,078	—	—	—	392,078
Loans	5,316,775	4,294,667	6,859,658	3,384,153	19,855,253
	6,551,177	4,385,116	7,852,843	3,926,684	22,715,820

Interest-bearing liabilities:
Interest-bearing demand deposits	3,871,784	—	—	—	3,871,784
Money market deposit accounts	5,198,165	—	—	—	5,198,165
Savings	993,743	—	—	—	993,743
Time deposits	300,405	932,618	235,583	861	1,469,467
FHLB advances	1,450,000	—	30,000	18,625	1,498,625
Other borrowings	74,449	—	302,662	—	377,111
Trust preferred securities	128,322	—	—	—	128,322
	12,016,868	932,618	568,245	19,486	13,537,217

Interest rate sensitivity gap	$(5,465,691)	$3,452,498	$7,284,598	$3,907,198	$9,178,603

Cumulative interest rate sensitivity gap	$(5,465,691)	$(2,013,193)	$5,271,405	$9,178,603

Interest rate sensitivity gap ratio	0.55	4.70	13.82	203.39

Cumulative interest rate sensitivity gap ratio	0.55	0.84	1.39	1.68

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of debt securities available-for-sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2022	2021
U.S. Treasuries	$759,534	$—
U.S. government-sponsored agencies	979	7,172
State, county and municipal securities	34,195	47,812
Corporate debt securities	15,926	28,496
SBA pool securities	27,398	45,201
Mortgage-backed securities	662,028	463,940
Total debt securities available-for-sale	$1,500,060	$592,621

Following is a summary of the carrying value of debt securities held-to-maturity as of the end of each reported period:

	December 31,
(dollars in thousands)	2022	2021
State, county and municipal securities	$31,905	$8,905
Mortgage-backed securities	102,959	70,945
Total debt securities held-to-maturity	$134,864	$79,850

The amounts of securities available-for-sale and held-to in each category as of December 31, 2022 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

Securities available-for-sale (1)	U.S. Treasuries		U.S. Government-sponsored Agencies		State, County and Municipal Securities
(dollars in thousands)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$47,938	4.66%	$—	—%	$2,464	3.55%
After one year through five years	711,596	3.13%	979	2.16%	18,521	3.93%
After five years through ten years	—	—%	—	—%	7,071	4.35%
After ten years	—	—%	—	—%	6,139	3.63%
	$759,534	3.22%	$979	2.16%	$34,195	3.94%

Securities available-for-sale (1)	Corporate Debt Securities		SBA Pool Securities		Mortgage-backed Securities
	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$500	3.88%	$147	2.71%	$20,756	2.80%
After one year through five years	1,496	3.04%	6,922	2.09%	182,602	3.15%
After five years through ten years	12,395	4.87%	5,213	2.56%	193,944	3.13%
After ten years	1,535	6.75%	15,116	2.95%	264,726	3.20%
	$15,926	4.89%	$27,398	2.66%	$662,028	3.15%

Securities held-to-maturity (1)	State, County and Municipal Securities		Mortgage-backed Securities
	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—%	10,956	1.01%
After five years through ten years	—	—%	38,700	2.66%
After ten years	31,905	3.93%	53,303	2.21%
	$31,905	3.93%	$102,959	2.26%
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

Management and the ALCO Committee evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2022, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2022, management determined $75,000 was attributable to credit impairment and increased the allowance for credit losses accordingly. The remaining $59.1 million in unrealized loss was determined to be from factors other than credit. The Company's held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

DEPOSITS

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$8,005,201	—%	$7,017,614	—%
NOW	3,675,586	0.39	3,400,441	0.10
Money market	5,128,497	0.65	4,953,748	0.16
Savings	1,005,752	0.13	884,623	0.06
Time	1,604,978	0.46	1,954,552	0.54
Total deposits	$19,420,014	0.29%	$18,210,978	0.12%

We have a large, stable base of time deposits with little or no dependence on what we consider volatile deposits. Volatile deposits, in management’s opinion, are those deposit accounts that are overly rate sensitive and apt to move if our rate offerings are not at or near the top of the market. Generally speaking, these are brokered deposits or time deposits in amount greater than $250,000.

At December 31, 2022, the Company had brokered deposits of $280.5 million. The amounts of time certificates of deposit issued in amounts of more than $250,000 as of December 31, 2022, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) greater than one year.

(dollars in thousands)	December 31, 2022
Three months or less	$68,318
Over three months through six months	47,294
Over six months through one year	191,774
Over one year	49,459
Total	$356,845

As of December 31, 2022 and 2021, the Company had estimated uninsured deposits of $9.15 billion and $9.11 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

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

The following table summarizes commitments outstanding at December 31, 2022 and 2021.

	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$6,318,039	$4,328,749
Unused lines of credit	345,001	272,029
Financial standby letters of credit	33,557	36,184
Mortgage interest rate lock commitments	148,148	417,126
Mortgage forward contracts with positive fair value - notional amount	689,500	—
Mortgage forward contracts with negative fair value - notional amount	—	1,935,237
	$7,534,245	$6,989,325

The following table summarizes short-term borrowings for the periods indicated.

	Year Ended December 31,
	2022		2021		2020
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$1,477	0.27%	$6,700	0.30%	$12,115	0.68%

	Year Ended December 31,
	2022	2021	2020
(dollars in thousands)	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$6,924	$9,320	$15,998

As of December 31, 2022, letters of credit issued by the Federal Home Loan Bank totaling $400.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

The following table sets forth certain information about contractual cash obligations as of December 31, 2022.

	Payments Due After December 31, 2022
(dollars in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	>5 Years
Deposits without a stated maturity	$17,993,271	$17,993,271	$—	$—	$—
Time certificates of deposit	1,469,467	1,233,023	199,564	36,019	861
Other borrowings	1,878,469	1,525,000	15,000	15,000	323,469
Subordinated deferrable interest debentures	154,390	—	—	—	154,390
Operating lease obligations	68,524	11,327	17,666	13,797	25,734
Total contractual cash obligations	$21,564,121	$20,762,621	$232,230	$64,816	$504,454

At December 31, 2022, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2022, the Company’s capital increased $230.9 million, primarily due to net income of $346.5 million, which was partially offset by the cash dividends declared on common shares of $41.7 million and the impact to other comprehensive income of $62.1 million resulting from rising rates on our investment portfolio. During 2021, the Company’s capital increased $319.4 million, primarily due to net income of $376.9 million, which was partially offset by the cash dividends declared on common shares of $42.0 million. For both 2022 and 2021, other capital related transactions, such as share-based compensation, common stock issuances through the exercise of stock options, and issuances of shares of restricted stock accounted for only a small change in the capital of the Company.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2022.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$2,185,694	9.36%	$933,928	4.00%	$1,251,766	5.36%
Ameris Bank	$2,464,589	10.56%	$933,284	4.00%	$1,531,305	6.56%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$2,185,694	9.86%	$1,551,305	7.00%	$634,389	2.86%
Ameris Bank	$2,464,589	11.12%	$1,551,185	7.00%	$913,404	4.12%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$2,185,694	9.86%	$1,883,727	8.50%	$301,967	1.36%
Ameris Bank	$2,464,589	11.12%	$1,883,581	8.50%	$581,008	2.62%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$2,859,680	12.90%	$2,326,957	10.50%	$532,723	2.40%
Ameris Bank	$2,720,253	12.28%	$2,326,777	10.50%	$393,476	1.78%

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

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Selected Income Statement Data:
Interest income	$273,642	$234,302	$202,568	$183,374
Interest expense	49,505	21,321	11,204	10,830
Net interest income	224,137	212,981	191,364	172,544
Provision for credit losses	32,890	17,652	14,924	6,231
Net interest income after provision for credit losses	191,247	195,329	176,440	166,313
Noninterest income	48,348	65,324	83,841	86,911
Noninterest expense excluding merger and conversion charges	134,826	139,578	142,196	142,843
Merger and conversion charges	235	—	—	977
Income before income taxes	104,534	121,075	118,085	109,404
Income tax	22,313	28,520	28,019	27,706
Net income	$82,221	$92,555	$90,066	$81,698

Per Share Data:
Basic earnings per common share	$1.19	$1.34	$1.30	$1.18
Diluted earnings per common share	1.18	1.34	1.30	1.17
Common dividends - cash	0.15	0.15	0.15	0.15

	Three Months Ended
(dollars in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Selected Income Statement Data:
Interest income	$178,365	$173,046	$173,751	$177,950
Interest expense	11,528	11,385	11,899	12,973
Net interest income	166,837	161,661	161,852	164,977
Provision for credit losses	2,759	(9,675)	142	(28,591)
Net interest income after provision for credit losses	164,078	171,336	161,710	193,568
Noninterest income	81,769	76,562	89,240	117,973
Noninterest expense excluding merger and conversion charges	134,346	137,013	135,761	148,798
Merger and conversion charges	4,023	183	—	—
Income before income taxes	107,478	110,702	115,189	162,743
Income tax	25,534	29,022	26,862	37,781
Net income	$81,944	$81,680	$88,327	$124,962

Per Share Data:
Basic earnings per common share	$1.18	$1.18	$1.27	$1.80
Diluted earnings per common share	1.18	1.17	1.27	1.79
Common dividends - cash	0.15	0.15	0.15	0.15

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

Interest Rate Risk Management

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2023. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	3.7%	14.9%
300	4.3%	12.1%
200	3.5%	8.4%
100	1.8%	4.3%
(100)	(2.1)%	(4.8)%
(200)	(5.4)%	(10.9)%

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

LIBOR Transition

In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR extended publication of the most commonly used U.S. dollar LIBOR settings to June 30, 2023 and ceased publishing other LIBOR settings on December 31, 2021. On March 15, 2022, President Biden signed into law the “Adjustable Interest Rate (LIBOR) Act,” as part of the Consolidated Appropriations Act, 2022, which provides for a statutory transition to a replacement rate selected by the Federal Reserve based on the SOFR for contracts referencing LIBOR that contain no fallback provisions or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute. On December 16, 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The U.S. federal banking agencies issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. We have significant but declining exposure to financial instruments with attributes that are either directly or indirectly dependent on LIBOR to establish their interest rate and/or value, some of which mature after June 30, 2023.

We have established a working group, consisting of key stakeholders from throughout the Company, to monitor developments relating to LIBOR changes and to guide the Bank’s response. This team is continuing to work to ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders are apprised of the transition. Over the next several months, we will continue to transition all remaining LIBOR-based products to an alternative benchmark. We will also continue to evaluate the transition process and align the Company’s trajectory with regulatory guidelines regarding the cessation of LIBOR, including monitoring new developments for transitioning to alternative reference rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2022 and 2021
Consolidated Statements of Income – Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amendment and Restatement of the Bylaws of Ameris Bancorp

Effective February 23, 2023, the Company’s Board of Directors approved and adopted an amendment and restatement of the Bylaws of Ameris Bancorp (as so amended and restated, the “Bylaws”).

The Company’s Board of Directors approved the Bylaws as part of its periodic review of the Company’s corporate governance documents. Among other matters, the Bylaws:
•make certain updates in connection with the SEC’s new rules relating to universal proxy cards (the “Universal Proxy Rules”), including requiring shareholders to represent that they intend to solicit the requisite holders required by the Universal Proxy Rules and provide reasonable evidence that they have complied with the Universal Proxy Rules no later than five business days prior to the date of the applicable meeting of the Company’s shareholders, and reserving white proxy cards for the exclusive use of the Company’s Board of Directors;
•expand the shareholder advance notice provisions that are applicable to director nominations to other business proposed to be brought before a meeting by a shareholder, and require certain information regarding any such proposed business, including a description of such business, the reasons for conducting such business and any material interest in such business, and certain additional information, including information regarding ownership by the proposing shareholder of derivative or hedging arrangements and an undertaking to deliver a director questionnaire and other information reasonably requested by the Company with respect to any director nominee, to be included in shareholder notices for business or director nominations; and

•provide for mandatory indemnification and expense reimbursement (to the maximum extent permitted by the Georgia Business Corporation Code) for directors and officers of the Company, or any other corporation of which they served as such at the request of the Company, in certain threatened, pending or completed actions.

The amendments also include certain other technical and conforming revisions and clarifications.

The foregoing summary is qualified in its entirety by reference to the Bylaws, a copy of which (marked to show changes from the prior version) is attached hereto as Exhibit 3.2 and is incorporated by reference in this Item 9B.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Matters To Be Voted On - Proposal 1 - Election of Directors,” “Governance - Director Independence,” “Environmental, Social and Governance Matters,” “Board of Directors - Board Members,” “Board of Directors - Board Committees,” “Board of Directors - Director Compensation,” “Information About Our Executive Officers,” “Executive Compensation - Employment Agreements,” “Audit Matters - Audit Committee Report” and “Stock Ownership - Delinquent Section 16(a) Reports” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

For information regarding amendments to the Company’s Bylaws impacting the procedures by which shareholders may recommend nominees for election as directors of the Company, see the discussion of the amendment and restatement of the Company’s Bylaws under Item 9B.

Code of Business Conduct and Ethics

Ameris has adopted a code of business conduct and ethics that is applicable to all employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. The code of business conduct and ethics is available on our website at www.amerisbank.com.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Board of Directors - Board Committees - Compensation Committee,” “Board of Directors - Director Compensation” and “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership - Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	126,254	$29.69	2,619,730

(1)Represents shares issuable upon the exercise of stock options outstanding under the Fidelity Southern Corporation Equity Incentive Plan and the Fidelity Southern Corporation 2018 Omnibus Incentive Plan, each as amended, which options converted into options to acquire shares of common stock, par value $1.00 per share, of the Company on July 1, 2019, pursuant to the Agreement and Plan of Merger, dated as of December 17, 2018, by and between the Company and Fidelity Southern Corporation, and performance stock units ("PSUs") granted under the 2014 Omnibus Equity Compensation Plan and 2021 Omnibus Equity Compensation Plan at target. PSUs are not taken into account in column (b).

(2)Consists of our 2021 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Governance - Director Independence,” “Board of Directors - Board Committees” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “Matters To Be Voted On - Proposal 2 - Ratification of Appointment of Our Registered Independent Public Accounting Firm,” “Board of Directors - Board Committees - Audit Committee” and “Audit Matters - Fees and Services” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1.    Financial statements:
(a)Ameris Bancorp and Subsidiaries:
(i)Consolidated Balance Sheets – December 31, 2022 and 2021;
(ii)Consolidated Statements of Income – Years ended December 31, 2022, 2021 and 2020;
(iii)Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021 and 2020;
(iv)Consolidated Statements of Shareholders' Equity – Years ended December 31, 2022, 2021 and 2020;
(v)Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021 and 2020; and
(vi)Notes to Consolidated Financial Statements.
(b)Ameris Bancorp (parent company only):
Parent company only financial information has been included in Note 22 of the Notes to Consolidated Financial Statements.
2.    Financial statement schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
3.    A list of the Exhibits required by Item 601 of Regulation S-K to be filed as a part of this Annual Report is shown on the “Exhibit Index” filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 17, 2018 by and between Ameris Bancorp and Fidelity Southern Corporation (incorporated by reference to Exhibit 2.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 17, 2018).

3.1	Restated Articles of Incorporation of Ameris Bancorp.

3.2	Bylaws of Ameris Bancorp, as amended and restated through February 23, 2023.

4.1	Indenture between Ameris Bancorp and Wilmington Trust Company dated September 20, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.2	Floating Rate Junior Subordinated Deferrable Interest Debenture dated September 20, 2006 to Ameris Statutory Trust I (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Registration Statement on Form S-4 (Registration No. 333-138252) filed with the SEC on October 27, 2006).

4.3	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and U.S. Bank National Association dated as of March 26, 2003 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.4	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.3 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.6	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Deutsche Bank Trust Company Americas dated as of June 24, 2004 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.7	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.8	Form of Floating Rate Junior Subordinated Deferrable Interest Note Due 2034 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.9	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of January 31, 2006 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.10	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of January 31, 2006) (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.11	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.9 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.12	Indenture between Ameris Bancorp (as successor to The Prosperity Banking Company) and Wilmington Trust Company dated as of September 20, 2007 (incorporated by reference to Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.13	First Supplemental Indenture dated as of December 23, 2013 by and among Ameris Bancorp, The Prosperity Banking Company and Wilmington Trust Company (pertaining to Indenture dated as of September 20, 2007) (incorporated by reference to Exhibit 4.19 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.14	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2037 (included as Exhibit A to the Indenture filed as Exhibit 4.18 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

4.15	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and Wells Fargo Bank, National Association dated as of August 27, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.16	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp and Wells Fargo Bank, National Association (pertaining to Indenture dated as of August 27, 2003) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.17	Form of Junior Subordinated Debt Security Due 2033 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.18	Indenture between Ameris Bancorp (as successor to Coastal Bankshares, Inc.) and U.S. Bank National Association dated as of December 14, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.19	First Supplemental Indenture dated as of June 30, 2014 by and among Ameris Bancorp, Coastal Bankshares, Inc. and U.S. Bank National Association (pertaining to Indenture dated as of December 14, 2005) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.20	Form of Junior Subordinated Debt Security Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2014).

4.21	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 17, 2005 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.22	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 17, 2005) (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.23	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.24	Indenture between Ameris Bancorp (as successor to Merchants & Southern Banks of Florida, Incorporated) and Wilmington Trust Company dated as of March 30, 2006 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.25	First Supplemental Indenture dated as of May 22, 2015 by and among Ameris Bancorp, Merchants & Southern Banks of Florida, Incorporated and Wilmington Trust Company (pertaining to Indenture dated as of March 30, 2006) (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.26	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2015).

4.27	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of June 17, 2004 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.28	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.29	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2034 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.30	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of September 15, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.31	Second Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.32	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2035 (included as Exhibit A to the Indenture filed as Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.33	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wilmington Trust Company dated as of December 14, 2006 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.34	First Supplemental Indenture dated as of March 11, 2016 by and among Ameris Bancorp, Jacksonville Bancorp, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.35	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture Due 2036 (included as Exhibit A to the Indenture filed as Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.36	Indenture between Ameris Bancorp (as successor to Jacksonville Bancorp, Inc.) and Wells Fargo Bank, National Association dated as of June 20, 2008 (incorporated by reference to Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.37	First Supplemental Indenture dated as of March 11, 2016 by and between Ameris Bancorp and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.11 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.38	Form of Junior Subordinated Debt Security Due 2038 (included as Exhibit A to the Indenture filed as Exhibit 4.10 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 14, 2016).

4.39	Subordinated Debt Indenture dated as of March 13, 2017 by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.40	First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.41	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.42	Indenture dated as of November 10, 2005 by and between Ameris Bancorp (as successor to Hamilton State Bancshares, Inc.) and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.43	Second Supplemental Indenture dated as of June 29, 2018 by and among Ameris Bancorp, Hamilton State Bancshares, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.44	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture (included as Exhibit A to the Indenture filed as Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 2, 2018).

4.45	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and U.S. Bank National Association, dated as of June 26, 2003 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.46	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and U.S. Bank National Association, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.47	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.48	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of March 17, 2005 (incorporated by reference to Exhibit 4.4 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.49	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.5 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.50	Form of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 (incorporated by reference to Exhibit 4.6 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.51	Indenture between Ameris Bancorp (as successor to Fidelity Southern Corporation) and Wilmington Trust Company, dated as of August 20, 2007 (incorporated by reference to Exhibit 4.7 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.52	First Supplemental Indenture, among Ameris Bancorp, Fidelity Southern Corporation and Wilmington Trust Company, dated as of July 1, 2019 (incorporated by reference to Exhibit 4.8 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.53	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037 (incorporated by reference to Exhibit 4.9 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.54	Second Supplemental Indenture, dated as of December 6, 2019, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.55	Form of 4.25% Fixed-to-Floating Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.56	Form of Global Note representing Fixed/Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.56 to Ameris Bancorp's Annual Report on Form 10-K filed with the SEC on March 9, 2020).

4.57	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.58	Third Supplemental Indenture, dated as of September 28, 2020, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

4.59	Form of 3.875% Fixed-to-Floating Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.1*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.2*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

10.3*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.4*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.5*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on May 10, 2019).

10.6*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and James B. Miller, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.7*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.8*	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.9*	Supplemental Executive Retirement Agreement with Lawton E. Bassett, III, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.10*	Form of Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.17 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.11*	Supplemental Executive Retirement Agreement with James A. LaHaise, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.15 to Ameris Bancorp's Form 10-K filed with the SEC on February 26, 2021).

10.12*	Ameris Bancorp 2021 Omnibus Equity Incentive Plan, as amended and restated through July 26, 2022 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on August 5, 2022).

10.13*	Form of Restricted Share Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.14*	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.15*	Form of Performance Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.16*	Summary of Director Compensation (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 5, 2022).

21.1	Schedule of Subsidiaries of Ameris Bancorp.

23.1	Consent of KPMG LLP.

23.2	Consent of Crowe LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, the Company’s independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report is included in this Annual Report on page F-5.

/s/ H. Palmer Proctor, Jr.	/s/ Nicole S. Stokes
H. Palmer Proctor, Jr.	Nicole S. Stokes
Chief Executive Officer	Corporate EVP and Chief Financial Officer
(principal executive officer)	(principal accounting and financial officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ameris Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Quantitative component of the allowance for credit losses on loans evaluated on a collective basis

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2022 was $205.7 million, a portion of which related to the quantitative component of the allowance for credit losses on loans evaluated on a collective (pool) basis for the commercial, financial and agricultural, consumer installment, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments (the quantitative collective ACL). The Company estimated the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to their loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD). The modeling of expected prepayment speeds and curtailment rates are based on historical internal data, and consider current conditions and reasonable and supportable forecasts of future economic conditions. The Company uses regression analysis of historical internal and peer loss data to determine suitable macroeconomic variables to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD and LGD will react to forecasted levels of the macroeconomic variables over a reasonable and supportable forecast period. At the end of the four-quarter reasonable and supportable forecast period, the Company reverts to a historical loss rate on a straight-line basis over four quarters. Management leverages economic projections comprising multiple weighted scenarios from an independent third party to inform its macroeconomic variable forecasts over the reasonable and supportable forecast period. A portion of the allowance for credit losses is comprised of qualitative factors for model limitations and risk uncertainty as well as for loan segment specific risks that cannot be addressed in the quantitative methods.

We identified the assessment of the quantitative collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the quantitative collective ACL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the models used to estimate the PDs and LGDs as well as the selection and weighting of the economic projections and selection of macroeconomic variables. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the quantitative collective ACL estimate, including controls over the:

•development of the quantitative collective ACL methodology
•continued use and appropriateness of changes to the PD and LGD models
•selection and weighting of the economic projections and selection of macroeconomic variables
•conceptual soundness and performance of PD and LGD models and
•analysis of the allowance for credit losses results, trends, and ratios.

We evaluated the Company’s process to develop the quantitative collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s quantitative collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating the selection of the economic projections, including weighting of the economic projections, and selection of macroeconomic variables used in the PD and LGD models by comparing them to relevant Company-specific metrics and trends and relevant industry practices and
•assessing the conceptual soundness and performance of the PD and LGD models by inspecting model documentation to determine whether the models are suitable for their intended use.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Atlanta, Georgia
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ameris Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Ameris Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2023

                                 Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ameris Bancorp
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of Ameris Bancorp and Subsidiaries (the "Company") for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia
February 26, 2021

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2022 and 2021
(dollars in thousands, except per share data)

	2022	2021
Assets
Cash and due from banks	$284,567	$307,813
Interest-bearing deposits in banks	833,565	3,736,844
Federal funds sold	—	20,000
Cash and cash equivalents	1,118,132	4,064,657

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $75 and $—	1,500,060	592,621
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $114,538 and $78,206)	134,864	79,850
Other investments	110,992	47,552
Loans held for sale, at fair value	392,078	1,254,632

Loans, net of unearned income	19,855,253	15,874,258
Allowance for credit losses	(205,677)	(167,582)
Loans, net	19,649,576	15,706,676

Other real estate owned, net	843	3,810
Premises and equipment, net	220,283	225,400
Goodwill	1,015,646	1,012,620
Other intangible assets, net	106,194	125,938
Cash value of bank owned life insurance	388,405	331,146
Other assets	416,213	413,419
Total assets	$25,053,286	$23,858,321

Liabilities
Deposits
Noninterest-bearing	$7,929,579	$7,774,823
Interest-bearing	11,533,159	11,890,730
Total deposits	19,462,738	19,665,553
Securities sold under agreements to repurchase	—	5,845
Other borrowings	1,875,736	739,879
Subordinated deferrable interest debentures, net	128,322	126,328
Other liabilities	389,090	354,265
Total liabilities	21,855,886	20,891,870

Commitments and Contingencies (Note 19)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,263,727 and 72,017,126 shares issued	72,264	72,017
Capital surplus	1,935,211	1,924,813
Retained earnings	1,311,258	1,006,436
Accumulated other comprehensive income (loss), net of tax	(46,507)	15,590
Treasury stock, at cost, 2,894,677 and 2,407,898 shares	(74,826)	(52,405)
Total shareholders’ equity	3,197,400	2,966,451
Total liabilities and shareholders’ equity	$25,053,286	$23,858,321

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2022, 2021 and 2020
(dollars in thousands, except per share data)

	2022	2021	2020
Interest income
Interest and fees on loans	$834,969	$676,089	$690,909
Interest on taxable securities	34,656	22,524	33,086
Interest on nontaxable securities	1,176	575	623
Interest on deposits in other banks	23,008	3,882	1,739
Interest on federal funds sold	77	42	146
Total interest income	893,886	703,112	726,503

Interest expense
Interest on deposits	56,105	22,357	59,067
Interest on other borrowings	36,755	25,428	29,683
Total interest expense	92,860	47,785	88,750

Net interest income	801,026	655,327	637,753
Provision for loan losses	52,610	(35,081)	125,488
Provision for unfunded commitments	19,226	332	19,062
Provision for other credit losses	(139)	(616)	830
Provision for credit losses	71,697	(35,365)	145,380
Net interest income after provision for credit losses	729,329	690,692	492,373

Noninterest income
Service charges on deposit accounts	44,499	45,106	44,145
Mortgage banking activity	184,904	285,900	374,077
Other service charges, commissions and fees	3,875	4,188	3,914
Net gain on securities	203	515	5
Gain on sale of SBA loans	5,552	6,623	7,226
Other noninterest income	45,391	23,212	17,133
Total noninterest income	284,424	365,544	446,500

Noninterest expense
Salaries and employee benefits	319,719	337,776	360,278
Occupancy and equipment	51,361	48,066	52,349
Advertising and marketing	12,481	8,434	8,046
Amortization of intangible assets	19,744	14,965	19,612
Data processing and communications expenses	49,228	45,976	46,017
Legal and other professional fees	16,439	11,920	15,972
Credit resolution-related expenses	29	3,538	5,106
Merger and conversion charges	1,212	4,206	1,391
FDIC insurance	8,063	5,614	14,078
Loan servicing expenses	36,835	26,481	20,910
Other noninterest expenses	45,544	53,148	54,870
Total noninterest expense	560,655	560,124	598,629

Income before income tax expense	453,098	496,112	340,244
Income tax expense	106,558	119,199	78,256
Net income	$346,540	$376,913	$261,988

Basic earnings per common share	$5.01	$5.43	$3.78
Diluted earnings per common share	$4.99	$5.40	$3.77
Weighted average common shares outstanding
Basic	69,194	69,432	69,256
Diluted	69,420	69,761	69,426
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020
(dollars in thousands)

	2022	2021	2020
Net income	$346,540	$376,913	$261,988

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available-for-sale, net of tax expense (benefit) of ($16,507), ($4,762) and $4,084	(62,097)	(17,915)	15,363
Net unrealized gains (losses) on cash flow hedge during the period, net of tax expense (benefit) of $—, $— and $39	—	—	147
Total other comprehensive income (loss)	(62,097)	(17,915)	15,510

Comprehensive income	$284,443	$358,998	$277,498

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2022, 2021 and 2020
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at beginning of period	71,499,829	$71,500	$1,907,108	$507,950	$17,995	1,995,996	$(34,971)	$2,469,582
Issuance of restricted shares	164,476	164	125	—	—	—	—	289
Forfeitures of restricted shares	(12,250)	(12)	(209)	—	—	—	—	(221)
Exercise of stock options	101,650	102	2,160	—	—	—	—	2,262
Share-based compensation	—	—	4,101	—	—	—	—	4,101
Purchase of treasury shares	—	—	—	—	—	216,228	(7,995)	(7,995)
Net income	—	—	—	261,988	—	—	—	261,988
Dividends on common shares ($0.60 per share)	—	—	—	(41,724)	—	—	—	(41,724)
Cumulative effect of change in accounting for credit losses	—	—	—	(56,704)	—	—	—	(56,704)
Other comprehensive income (loss) during the period	—	—	—	—	15,510	—	—	15,510
Balance at December 31, 2020	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	99,308	99	500	—	—	—	—	599
Forfeitures of restricted shares	(2,695)	(3)	(50)	—	—	—	—	(53)
Exercise of stock options	166,808	167	4,365	—	—	—	—	4,532
Share-based compensation	—	—	6,713	—	—	—	—	6,713
Purchase of treasury shares	—	—	—	—	—	195,674	(9,439)	(9,439)
Net income	—	—	—	376,913	—	—	—	376,913
Dividends on common shares ($0.60 per share)	—	—	—	(41,987)	—	—	—	(41,987)
Other comprehensive income (loss) during the period	—		—	—	(17,915)	—	—	(17,915)
Balance at December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Continued)
Years Ended December 31, 2022, 2021 and 2020
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at January 1, 2022	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	165,687	166	1,175	—	—	—	—	1,341
Forfeitures of restricted shares	(14,889)	(15)	(128)	—	—	—	—	(143)
Exercise of stock options	95,803	96	2,703	—	—	—	—	2,799
Share-based compensation	—	—	6,648	—	—	—	—	6,648
Purchase of treasury shares	—	—	—	—	—	486,779	(22,421)	(22,421)
Net income	—	—	—	346,540	—	—	—	346,540
Dividends on common shares ($0.60 per share)	—	—	—	(41,718)	—	—	—	(41,718)
Other comprehensive income (loss) during the period	—	—	—	—	(62,097)	—	—	(62,097)
Balance at December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(dollars in thousands)

	2022	2021	2020
Operating Activities
Net income	$346,540	$376,913	$261,988
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,416	17,225	15,759
Net losses on sale or disposal of premises and equipment	156	2,882	777
Net write-downs on other assets	—	260	1,715
Provision for credit losses	71,697	(35,365)	145,380
Net write-downs and (gains) losses on sale of other real estate owned	(1,773)	538	1,049
Share-based compensation expense	6,706	7,948	3,810
Amortization of intangible assets	19,744	14,965	19,612
Amortization of operating lease right of use assets	12,639	15,739	19,740
Provision for deferred taxes	(35,677)	38,411	(7,929)
Net amortization of debt securities available-for-sale	(644)	2,786	6,153
Net amortization of debt securities held-to-maturity	37	40	—
Net amortization of other investments	722	62	—
Net gain on securities	(203)	(515)	(5)
Accretion of discount on purchased loans, net	285	(16,349)	(27,351)
Net amortization on other borrowings	433	438	256
Amortization of subordinated deferrable interest debentures	1,994	1,983	1,940
Loan servicing asset impairment (recovery)	(21,824)	(14,530)	40,067
Originations of mortgage loans held for sale	(3,949,676)	(7,780,436)	(9,067,706)
Payments received on mortgage loans held for sale	23,324	53,313	43,663
Proceeds from sales of mortgage loans held for sale	4,493,742	7,459,163	9,864,464
Net (gains) losses on mortgage loans held for sale	93,133	(152,422)	(387,124)
Originations of SBA loans	(46,479)	(67,865)	(97,017)
Proceeds from sales of SBA loans	57,171	71,610	109,296
Net gains on sales of SBA loans	(5,552)	(6,623)	(7,226)
Increase in cash surrender value of bank owned life insurance	(7,305)	(5,385)	(3,630)
Gain on bank owned life insurance proceeds	(55)	(603)	(948)
Gains on sale of other loans held for sale	—	(457)	—
Loss on sale of loans	—	—	386
Gain on sale of mortgage servicing rights	(1,356)	—	—
Changes in FDIC loss-share receivable/payable, net of cash payments received	—	—	997
(Increase) decrease in interest receivable	(20,125)	19,337	(23,892)
Increase (decrease) in interest payable	6,217	(1,175)	(6,036)
Increase (decrease) in taxes payable	5,177	7,005	(12,062)
Change attributable to other operating activities	(4,991)	247	(97,730)
Net cash provided by operating activities	1,062,473	9,140	798,396

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2022, 2021 and 2020
(dollars in thousands)

	2022	2021	2020
Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	$—	$249	$—
Purchases of securities available-for-sale	(1,172,323)	—	—
Purchases of securities held-to-maturity	(57,408)	(80,355)	—
Proceeds from prepayments and maturities of securities available-for-sale	186,849	364,907	435,204
Proceeds from prepayments and maturities of securities held-to-maturity	2,357	465	—
Net (increase) decrease in other investments	(63,959)	(18,897)	37,222
Net increase in loans	(3,345,287)	(566,237)	(1,733,057)
Payments received on other loans held for sale	—	9,136	12,954
Purchase of loan pool	(472,266)	—	—
Proceeds from sale of mortgage servicing rights	119,845	—	—
Purchases of premises and equipment	(13,568)	(25,448)	(18,116)
Proceeds from sale of premises and equipment	46	1,958	718
Proceeds from sales of other real estate owned	5,086	11,790	14,059
Purchase of bank owned life insurance	(50,000)	(150,000)	—
Payments paid to FDIC under loss-sharing agreements	—	—	(20,639)
Proceeds from bank owned life insurance	101	1,309	3,381
Proceeds from sales of other loans held for sale	—	156,803	—
Proceeds from sales of loans	—	—	69,965
Net cash proceeds received from (paid in) acquisitions	(14,003)	(126,664)	(2,417)
Net cash used in investing activities	(4,874,530)	(420,984)	(1,200,726)
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$(202,815)	$2,708,021	$2,932,864
Net decrease in securities sold under agreements to repurchase	(5,845)	(5,796)	(8,994)
Proceeds from other borrowings	3,950,000	—	7,202,981
Repayment of other borrowings	(2,814,576)	(296,325)	(8,176,491)
Repayment of subordinated deferrable interest debentures	—	—	(5,155)
Proceeds from exercise of stock options	2,799	4,532	2,262
Dividends paid - common stock	(41,610)	(41,798)	(41,685)
Purchase of treasury shares	(22,421)	(9,439)	(7,995)
Net cash provided by financing activities	865,532	2,359,195	1,897,787

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,946,525)	1,947,351	1,495,457
Cash, cash equivalents and restricted cash at beginning of period	4,064,657	2,117,306	621,849
Cash, cash equivalents and restricted cash at end of period	$1,118,132	$4,064,657	$2,117,306

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$86,643	$48,960	$94,786
Income taxes	$133,894	$71,807	$98,609
Loans transferred to other real estate owned	$346	$4,258	$7,398
Loans transferred from loans held for sale to loans held for investment	$196,891	$170,435	$196,804
Loans transferred from loans held for investment to loans held for sale	$—	$—	$179,407
Loans provided for the sales of other real estate owned	$2,288	$1,052	$767
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,226	$12,792	$54,107
Assets acquired in business combination	$3,216	$886,553	$—
Liabilities assumed in business combination	$(10,787)	$690,116	$—
Change in unrealized gain (loss) on securities available-for-sale, net of tax	$(62,097)	$(17,915)	$15,363
Change in unrealized gain on cash flow hedge, net of tax	$—	$—	$147
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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. Restricted cash held for securitization investors, which are reported on the Company's consolidated balance sheets in cash and due from banks, was $0 and $43.0 million at December 31, 2022 and 2021, respectively.

Investment Securities

The Company classifies its debt securities in one of three categories: (i) trading, (ii) held-to-maturity or (iii) available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other debt securities are classified as available-for-sale.

Available-for-sale securities are carried at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, on available-for-sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Held-to-maturity securities are carried at amortized cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2022, 2021 and 2020. Accrued interest receivable on debt securities totaled $7.7 million and $2.4 million as of December 31, 2022 and 2021, respectively.

The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit-related impairment exists. The Company first evaluates whether it intends to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses ("ACL"), limited to the amount by which the fair value is less than the amortized cost basis. Refer to Note 3 for additional information related to the ACL for available-for-sale securities. Any impairment not recognized through an ACL is recognized in other comprehensive income, net of tax, as a non credit-related impairment.

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. As of December 31, 2022 and 2021, the Company had $134.9 million and $79.9 million held-to-maturity securities, respectively, and no related valuation account.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock. These investments do not have readily determinable fair values due to restrictions placed on transferability and therefore are carried at cost. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Also included in other investments are 57,611 Visa Class B restricted shares owned by the Bank with a carrying value of approximately $242,000 as of December 31, 2022.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Bank. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares.  As of December 31, 2022, the conversion ratio was 1.5991.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into strata based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized for a particular stratum through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular stratum, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in mortgage banking activity and other noninterest income on the income statement. Refer to Note 23 for additional information related to the valuation allowance on servicing rights. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Loans

Loans are reported at their outstanding principal balances less unearned income, net of deferred fees, origination costs and unaccreted or unamortized non-credit purchase discounts or premiums, respectively. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off, generally between 90 and 120 days past due, unless the loan is in the process of collection. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest received on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses - Loans

Under the current expected credit loss model, the allowance for credit losses (“ACL”) on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $69.3 million and $54.8 million at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company carried an ACL of $0 and $214,000, respectively, related to deferred interest on loans modified under its Disaster Relief Program.

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. The Company measures expected credit losses of loans on a collective (pool) basis, when the loans share similar risk characteristics. Depending on the nature of the pool of loans with similar risk characteristics, the Company estimates a quantitative component which currently uses the discounted cash flow (“DCF”) method or the PD×LGD method which may be adjusted for qualitative factors as discussed further below.

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

Consumer - These loans include home improvement loans, direct automobile loans, boat and recreational vehicle financing, personal lines of credit, and both secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

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

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for the commercial, financial and agricultural, consumer, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments. For each of these loan segments, the Company generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds and curtailment rates are based on historical internal data. The prepayment speeds additionally utilize a forward-looking third-party prepayment model, which considers current conditions and reasonable and supportable forecasts of future economic conditions.

The Company uses regression analysis of historical internal and peer loss data to determine suitable macroeconomic variables to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the macroeconomic variables over a reasonable and supportable forecast period. For all loan pools utilizing the DCF method, the Company uses a combination of national and regional data including gross domestic product, commercial real estate price indices, home price indices, unemployment rates, retail sales, and rental vacancy rates depending on the nature of the underlying loan pool and how well that macroeconomic variable correlates to expected future losses.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections comprising multiple weighted scenarios from a reputable and independent third party to inform its macroeconomic variable forecasts over the four-quarter forecast period.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the loan level. Loan effective yield is calculated, net of the impacts of prepayment assumptions, and the loan expected cash flows are then discounted at that effective yield to produce a loan-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the loan’s NPV and amortized cost basis.

PD×LGD Method

The Company uses the PD×LGD method to estimate expected credit losses (“EL”) for the indirect automobile, municipal and premium finance loan segments. Under the PD×LGD method, the loss rate is a function of two components: (1) the lifetime default rate (“PD”); and (2) the loss given default (“LGD”). For the indirect automobile and premium finance loan segments, calculations of lifetime default rates and corresponding loss given default rates of static pools are performed. The PD×LGD method uses the default rates and loss given default rates of different static pools to quantify the relationship between those rates and the credit mix of the pools and applies that relationship on a going forward basis. The Company has not incurred any historical defaults or charge offs in its municipal portfolio. Therefore, in lieu of historical loss rates, the Company applies historical benchmarking PD and LGD ratios provided by a reputable and independent third party to the current municipal loan balance.

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

Guidance on Non-TDR Loan Modifications due to COVID-19

In April 2020, various regulatory agencies, including the Federal Reserve and the FDIC, issued a revised interagency statement encouraging financial institutions to work with customers affected by COVID-19 and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Section 4013 of the CARES Act allows financial institutions to suspend the requirements to classify certain loan modifications as TDRs. The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. In December 2020, the 2021 Consolidated Appropriations Act was signed into law and extended the provisions of Section 4013 through the earlier of 60 days after the national emergency termination date or January 1, 2022 and, accordingly, these provisions expired on January 1, 2022.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 13 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2022, the Company had no leases classified as finance leases.

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

Intangible assets include core deposit premiums from various past bank acquisitions as well as intangible assets recorded in connection with certain non-bank acquisitions for referral relationships, trade names, non-compete agreements and patent assets. Intangible assets are initially recognized based on a valuation performed as of the acquisition date.

Core deposit premiums acquired in various past bank acquisitions are based on the established value of acquired customer deposits. The core deposit premium is amortized over an estimated useful life of seven to ten years.

The referral relationship intangibles are amortized over an estimated useful life of eight to ten years. Trade name intangible assets are being amortized over an estimated useful life of five to seven years. Non-compete agreement and patent intangible assets are being amortized over estimated useful lives of three years and ten years, respectively.

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

The Company evaluates income tax positions using the recognition and cumulative-probability measurement thresholds. The Company includes the current and deferred tax effects of its tax positions in the financial statements only when it is more likely than not that the position would be sustained based on their technical merits. For positions that meet that recognition threshold, the company utilizes the cumulative probability measurement and records the largest amount, considering possible settlement outcomes, that is greater than 50% likely of realization upon settlement with the taxing authorities. In determining whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, the Company assumes the taxing authority will examine the position and have full knowledge of all relevant information.

The Company recognizes interest and penalties related to income tax matters in other noninterest expenses.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $6.7 million, $7.9 million, and $3.9 million of share-based compensation cost for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognizes forfeitures as they occur.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2022, 2021 and 2020, and are determined using the treasury stock method. The Company has determined that certain of its outstanding non-vested stock awards are participating securities, since all dividends on these awards are paid similar to other dividends. The difference between earnings per share calculated under the treasury method versus under the two class method which is required when participating securities exist is immaterial.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars and shares in thousands)	2022	2021	2020
Net income available to common shareholders	$346,540	$376,913	$261,988

Weighted average number of common shares outstanding	69,194	69,432	69,256
Effect of dilutive stock options	17	61	23
Effect of dilutive restricted stock awards	80	143	129
Effect of performance stock units	129	125	18
Weighted average number of common shares outstanding used to calculate diluted earnings per share	69,420	69,761	69,426

For the years ended December 31, 2022 and 2021, there were no outstanding options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive. For the year ended December 31, 2020, there were 197,765 options exerciseable for common shares with strike prices that would cause the underlying shares to be anti-dilutive. Therefore, such option shares have been excluded.

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

Customer Derivatives

The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate derivative agreements are free-standing derivatives and are recorded at fair value with any unrealized gain or loss recorded in other noninterest income in the Company's consolidated statements of income. These instruments, and their offsetting positions, are recorded in other assets and other liabilities on the consolidated balance sheets.

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

Fair Value Measures

Fair values of assets and liabilities are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular assets and liabilities. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Economic interest in the securitized and sold assets are generally retained in the form of senior or subordinated interest, cash reserve accounts, residual interest and servicing rights. The Company was determined to be the primary beneficiary of the VIE and the VIEs are consolidated in the Company's financial statements. The securitizations are accounted for as secured borrowings. Each of the securitization facilities were fully redeemed in January 2022. Refer to Note 8 for additional information.

The investors in the securitizations generally have no recourse to the Company's other assets outside the customary market representation and warranty provisions.

Accounting Standards Pending Adoption

ASU No. 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2022-06 extends the temporary relief in Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The objective of this guidance is to provide temporary relief during the transition period away from LIBOR toward new interest rate benchmarks. This update is effective upon issuance. The Company is currently evaluating the impact of adopting the relief in Topic 848 on the consolidated financial statements.

ASU No. 2022-02 – Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the troubled debt restructuring ("TDR") measurement and recognition guidance and requires that entities evaluate whether the modification represents a new loan or a continuation of an existing loan consistent with the accounting for other loan modifications. Additional disclosures relating to modifications to borrowers experiencing financial difficulty are required under ASU 2022-02. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination. ASU 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The amendments of ASU 2022-02 should be adopted prospectively except for the amendments related to the recognition and measurement of TDRs where a modified retrospective transition method is optional. Early adoption is permitted. The Company adopted these amendments prospectively, except for the recognition and measurement of TDRs which the Company elected the optional modified retrospective transition method, effective January 1, 2023 and the impact of adoption was not material to the consolidated financial statements.
Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

NOTE 2. BUSINESS COMBINATIONS

Balboa Capital Corporation

On December 13, 2021, the Company announced the acquisition of Balboa Capital Corporation ("Balboa"), a point of sale and direct online provider of lending solutions to small and mid-sized businesses nationwide. The acquisition was not material to the financial results of the Company. Goodwill of $87.6 million and other intangibles of $68.9 million were recorded in the acquisition. None of the goodwill is expected to be deductible for tax purposes.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
U.S. Treasuries	$775,784	$—	$131	$(16,381)	$759,534
U.S. government-sponsored agencies	1,036	—	—	(57)	979
State, county and municipal securities	35,358	—	17	(1,180)	34,195
Corporate debt securities	16,397	(75)	—	(396)	15,926
SBA pool securities	29,422	—	3	(2,027)	27,398
Mortgage-backed securities	701,008	—	113	(39,093)	662,028
Total debt securities available-for-sale	$1,559,005	$(75)	$264	$(59,134)	$1,500,060

December 31, 2021
U.S. government-sponsored agencies	$7,084	$—	$88	$—	$7,172
State, county and municipal securities	45,470	—	2,342	—	47,812
Corporate debt securities	27,897	—	719	(120)	28,496
SBA pool securities	44,312	—	958	(69)	45,201
Mortgage-backed securities	448,124	—	15,822	(6)	463,940
Total debt securities available-for-sale	$572,887	$—	$19,929	$(195)	$592,621

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
State, county and municipal securities	$31,905	$—	$(5,380)	$26,525
Mortgage-backed securities	102,959	—	(14,946)	88,013
Total debt securities held-to-maturity	$134,864	$—	$(20,326)	$114,538

December 31, 2021
State, county and municipal securities	$8,905	$4	$(198)	$8,711
Mortgage-backed securities	70,945	—	(1,450)	69,495
Total debt securities held-to-maturity	$79,850	$4	$(1,648)	$78,206

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of December 31, 2022, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$51,085	$51,049	$—	$—
Due from one year to five years	756,739	739,514	—	—
Due from five to ten years	25,450	24,679	—	—
Due after ten years	24,723	22,790	31,905	26,525
Mortgage-backed securities	701,008	662,028	102,959	88,013
	$1,559,005	$1,500,060	$134,864	$114,538

Securities with a carrying value of approximately $861.6 million and $366.7 million at December 31, 2022 and 2021, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2022 and 2021.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasuries	$725,250	$(16,381)	$—	$—	$725,250	$(16,381)
U.S. government-sponsored agencies	979	(57)	—	—	979	(57)
State, county and municipal securities	27,438	(1,180)	—	—	27,438	(1,180)
Corporate debt securities	13,271	(126)	1,155	(270)	14,426	(396)
SBA pool securities	17,806	(1,298)	9,329	(729)	27,135	(2,027)
Mortgage-backed securities	620,544	(37,774)	16,847	(1,319)	637,391	(39,093)
Total debt securities	$1,405,288	$(56,816)	$27,331	$(2,318)	$1,432,619	$(59,134)

December 31, 2021
Corporate debt securities	$—	$—	$1,380	$(120)	$1,380	$(120)
SBA pool securities	1,312	(6)	2,572	(63)	3,884	(69)
Mortgage-backed securities	5,514	(6)	1	—	5,515	(6)
Total debt securities	$6,826	$(12)	$3,953	$(183)	$10,779	$(195)

As of December 31, 2022, the Company’s available-for-sale security portfolio consisted of 447 securities, 433 of which were in an unrealized loss position. At December 31, 2022, the Company held 337 mortgage-backed securities that were in an unrealized loss position. At December 31, 2022, the Company also held 33 SBA pool securities, 29 state, county and municipal securities, six corporate securities, 27 U.S. treasury securities and one U.S. government-sponsored agency security that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2021:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
State, county and municipal securities	$16,512	$(1,488)	$10,013	$(3,892)	$26,525	$(5,380)
Mortgage-backed securities	32,471	(1,925)	55,542	(13,021)	88,013	(14,946)
Total debt securities held-to-maturity	$48,983	$(3,413)	$65,555	$(16,913)	$114,538	$(20,326)

December 31, 2021
State, county and municipal securities	$3,707	$(198)	$—	$—	$3,707	$(198)
Mortgage-backed securities	69,495	(1,450)	—	—	69,495	(1,450)
Total debt securities held-to-maturity	$73,202	$(1,648)	$—	$—	$73,202	$(1,648)

As of December 31, 2022, the Company’s held-to-maturity security portfolio consisted of 25 securities, all of which were in an unrealized loss position. At December 31, 2022, the Company held 19 mortgage-backed securities and six state, county and municipal securities that were in an unrealized loss position.

At December 31, 2022 and 2021, all of the Company's mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2022, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2022, management determined $75,000 was attributable to credit impairment and increased the allowance for credit losses accordingly. The remaining $59.1 million in unrealized loss was determined to be from factors other than credit, primarily changes in market interest rates.

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Allowance for credit losses
Beginning balance	$—	$112	$—
Current-period provision for expected credit losses	75	(112)	112
Ending balance	$75	$—	$112

The Company's held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

Net gain on securities reported on the consolidated statements of income is comprised of the following:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Unrealized holding gains (losses) on equity securities	$(67)	$(17)	$5
Net realized gains on sales of other investments	270	532	—
Net gain on securities	$203	$515	$5

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table.

	December 31,
(dollars in thousands)	2022	2021
Commercial, financial and agricultural	$2,679,403	$1,875,993
Consumer	384,037	191,298
Indirect automobile	108,648	265,779
Mortgage warehouse	1,038,924	787,837
Municipal	509,151	572,701
Premium finance	1,023,479	798,409
Real estate – construction and development	2,086,438	1,452,339
Real estate – commercial and farmland	7,604,867	6,834,917
Real estate – residential	4,420,306	3,094,985
	$19,855,253	$15,874,258

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged against interest income. Interest received on loans that are classified as nonaccrual is subsequently applied to principal until the loans are returned to accrual status. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer. Past due loans are loans whose principal or interest is past due 30 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The following table presents an analysis of loans accounted for on a nonaccrual basis:

	December 31,
(dollars in thousands)	2022	2021
Commercial, financial and agricultural	$11,094	$14,214
Consumer	420	476
Indirect automobile	346	947
Real estate – construction and development	523	492
Real estate – commercial and farmland	13,203	15,365
Real estate – residential (1)	109,222	53,772
	$134,808	$85,266
(1) Included in real estate - residential were $69.6 million and $30.4 million of serviced GNMA-guaranteed nonaccrual loans at December 31, 2022 and 2021, respectively.
There was no interest income recognized on nonaccrual loans during the years ended December 31, 2022 and 2021.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	December 31, 2022	December 31, 2021
Commercial, financial and agricultural	$33	$262
Real estate – construction and development	—	209
Real estate – commercial and farmland	1,464	2,015
Real estate – residential	58,734	29,556
	$60,231	$32,042

The following tables present an analysis of past-due loans as of December 31, 2022 and 2021:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2022
Commercial, financial and agricultural	$16,219	$5,451	$11,632	$33,302	$2,646,101	$2,679,403	$3,267
Consumer	2,539	3,163	741	6,443	377,594	384,037	472
Indirect automobile	466	77	267	810	107,838	108,648	—
Mortgage warehouse	—	—	—	—	1,038,924	1,038,924	—
Municipal	—	—	—	—	509,151	509,151	—
Premium finance	13,859	10,620	13,626	38,105	985,374	1,023,479	13,626
Real estate – construction and development	25,367	3,829	966	30,162	2,056,276	2,086,438	500
Real estate – commercial and farmland	1,738	168	10,223	12,129	7,592,738	7,604,867	—
Real estate – residential	35,015	11,329	106,170	152,514	4,267,792	4,420,306	—
Total	$95,203	$34,637	$143,625	$273,465	$19,581,788	$19,855,253	$17,865

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2021
Commercial, financial and agricultural	$3,431	$2,005	$12,017	$17,453	$1,858,540	$1,875,993	$1,165
Consumer	1,786	871	891	3,548	187,750	191,298	584
Indirect automobile	772	185	473	1,430	264,349	265,779	—
Mortgage warehouse	—	—	—	—	787,837	787,837	—
Municipal	—	—	—	—	572,701	572,701	—
Premium finance	6,992	4,340	9,134	20,466	777,943	798,409	9,134
Real estate – construction and development	16,601	1,398	2,190	20,189	1,432,150	1,452,339	1,758
Real estate – commercial and farmland	6,713	1,150	5,924	13,787	6,821,130	6,834,917	7
Real estate – residential	17,729	4,266	49,839	71,834	3,023,151	3,094,985	—
Total	$54,024	$14,215	$80,468	$148,707	$15,725,551	$15,874,258	$12,648

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the allowance for credit loss as the amount by which the amortized cost basis of the financial asset exceeded the estimated fair value of the collateral. As of December 31, 2022 and 2021, there were $41.8 million and $52.1 million, respectively, of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

The following table presents an analysis of collateral-dependent financial assets and related allowance for credit losses:

(dollars in thousands)	December 31, 2022		December 31, 2021
	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$7,128	$6,294	$2,613	$723
Premium finance	3,233	—	2,989	30
Real estate – construction and development	780	13	1,432	45
Real estate – commercial and farmland	15,168	1,428	33,332	6,646
Real estate – residential	15,464	2,066	11,712	453
	$41,773	$9,801	$52,078	$7,897
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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 8 or 9 at December 31, 2022 and 2021.

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial, Financial and Agricultural
Risk Grade:
Pass	$1,127,120	$526,043	$174,120	$109,091	$56,657	$41,612	$621,784	$2,656,427
6	—	13	94	183	895	1,774	317	3,276
7	8,565	1,214	1,182	3,314	545	2,759	2,121	19,700
Total commercial, financial and agricultural	$1,135,685	$527,270	$175,396	$112,588	$58,097	$46,145	$624,222	$2,679,403
Consumer
Risk Grade:
Pass	$41,487	$12,692	$37,906	$23,454	$17,144	$13,825	$236,113	$382,621
6	38	—	—	—	—	98	196	332
7	68	62	216	106	118	431	83	1,084
Total consumer	$41,593	$12,754	$38,122	$23,560	$17,262	$14,354	$236,392	$384,037
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$11,900	$50,749	$45,120	$—	$107,769
6	—	—	—	—	—	11	—	11
7	—	—	—	41	149	678	—	868
Total indirect automobile	$—	$—	$—	$11,941	$50,898	$45,809	$—	$108,648
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$990,106	$990,106
6	—	—	—	—	—	—	22,831	22,831
7	—	—	—	—	—	—	25,987	25,987
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,038,924	$1,038,924
Municipal
Risk Grade:
Pass	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Total municipal	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Premium Finance
Risk Grade:
Pass	$1,000,214	$9,667	$12	$—	$—		$—	$1,009,893
7	13,051	535	—	—	—	—	—	13,586
Total premium finance	$1,013,265	$10,202	$12	$—	$—	$—	$—	$1,023,479
Real Estate – Construction and Development
Risk Grade:
Pass	$834,831	$793,723	$306,084	$69,596	$7,934	$31,490	$27,474	$2,071,132
6	277	—	—	—	173	165	—	615
7	—	783	164	5	13,159	580	—	14,691
Total real estate – construction and development	$835,108	$794,506	$306,248	$69,601	$21,266	$32,235	$27,474	$2,086,438

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,739,021	$1,975,003	$1,085,086	$869,116	$447,311	$1,259,763	$110,848	$7,486,148
6	607	17,974	—	30,841	4,801	18,289	—	72,512
7	387	2,810	3,078	12,007	6,527	21,398	—	46,207
Total real estate – commercial and farmland	$1,740,015	$1,995,787	$1,088,164	$911,964	$458,639	$1,299,450	$110,848	$7,604,867
Real Estate - Residential
Risk Grade:
Pass	$1,524,021	$1,214,724	$548,968	$268,821	$115,693	$393,570	$234,684	$4,300,481
6	236	145	94	688	364	2,910	600	5,037
7	6,735	21,283	25,860	27,173	14,396	17,665	1,676	114,788
Total real estate - residential	$1,530,992	$1,236,152	$574,922	$296,682	$130,453	$414,145	$236,960	$4,420,306
Total Loans
Risk Grade:
Pass	$6,284,768	$4,578,661	$2,340,683	$1,361,730	$699,846	$2,027,031	$2,221,009	$19,513,728
6	1,158	18,132	188	31,712	6,233	23,247	23,944	104,614
7	28,806	26,687	30,500	42,646	34,894	43,511	29,867	236,911
Total loans	$6,314,732	$4,623,480	$2,371,371	$1,436,088	$740,973	$2,093,789	$2,274,820	$19,855,253

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial, Financial and Agricultural
Risk Grade:
Pass	$903,630	$279,037	$188,810	$118,613	$50,737	$40,376	$262,951	$1,844,154
6	190	—	393	427	368	1,832	1,961	5,171
7	9,216	1,268	4,098	1,472	2,566	6,019	2,029	26,668
Total commercial, financial and agricultural	$913,036	$280,305	$193,301	$120,512	$53,671	$48,227	$266,941	$1,875,993
Consumer
Risk Grade:
Pass	$35,781	$59,221	$37,195	$27,266	$9,787	$11,021	$9,437	$189,708
6	—	—	—	—	—	135	5	140
7	59	283	290	216	103	405	94	1,450
Total consumer	$35,840	$59,504	$37,485	$27,482	$9,890	$11,561	$9,536	$191,298
Indirect Automobile
Risk Grade:
Pass	$—	$—	$20,276	$101,969	$90,294	$51,468	$—	$264,007
6	—	—	—	24	10	19	—	53
7	—	—	55	234	384	1,046	—	1,719
Total indirect automobile	$—	$—	$20,331	$102,227	$90,688	$52,533	$—	$265,779

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$787,837	$787,837
Municipal
Risk Grade:
Pass	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Total municipal	$44,727	$219,385	$14,831	$5,494	$109,040	$179,224	$—	$572,701
Premium Finance
Risk Grade:
Pass	$787,884	$1,059	$26	$—	$302	$4	$—	$789,275
7	9,039	95	—	—	—	—	—	9,134
Total premium finance	$796,923	$1,154	$26	$—	$302	$4	$—	$798,409
Real Estate – Construction and Development
Risk Grade:
Pass	$826,094	$290,814	$176,476	$35,773	$24,533	$44,514	$21,267	$1,419,471
6	6,527	549	—	15,260	—	2,101	—	24,437
7	1,143	678	7	2,476	57	1,011	3,059	8,431
Total real estate – construction and development	$833,764	$292,041	$176,483	$53,509	$24,590	$47,626	$24,326	$1,452,339
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$2,186,291	$1,205,578	$1,119,239	$542,295	$486,477	$1,103,675	$80,379	$6,723,934
6	416	—	1,036	14,760	5,334	21,665	—	43,211
7	4,709	2,682	11,109	9,076	4,861	35,315	20	67,772
Total real estate – commercial and farmland	$2,191,416	$1,208,260	$1,131,384	$566,131	$496,672	$1,160,655	$80,399	$6,834,917
Real Estate - Residential
Risk Grade:
Pass	$1,171,008	$638,232	$329,247	$149,990	$108,538	$408,240	$217,982	$3,023,237
6	145	66	1,106	505	356	3,717	49	5,944
7	2,405	10,167	21,239	11,376	4,597	13,970	2,050	65,804
Total real estate - residential	$1,173,558	$648,465	$351,592	$161,871	$113,491	$425,927	$220,081	$3,094,985
Total Loans
Risk Grade:
Pass	$5,955,415	$2,693,326	$1,886,100	$981,400	$879,708	$1,838,522	$1,379,853	$15,614,324
6	7,278	615	2,535	30,976	6,068	29,469	2,015	78,956
7	26,571	15,173	36,798	24,850	12,568	57,766	7,252	180,978
Total loans	$5,989,264	$2,709,114	$1,925,433	$1,037,226	$898,344	$1,925,757	$1,389,120	$15,874,258

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

In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. The Company modified loans in 2022 and 2021 totaling $350.7 million and $408.9 million, respectively, under such parameters. These totals do not include modifications under our disaster relief program.

As of December 31, 2022 and 2021, the Company had a balance of $40.2 million and $76.6 million, respectively, in troubled debt restructurings. The Company has recorded $646,000 and $654,000 in previous charge-offs on such loans at December 31, 2022 and 2021, respectively. The Company’s balance in the allowance for credit losses allocated to such troubled debt restructurings was $2.6 million and $10.5 million at December 31, 2022 and 2021, respectively. At December 31, 2022, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

During the year ending December 31, 2022 and 2021, the Company modified loans as troubled debt restructurings, with principal balances of $4.6 million and $19.7 million, respectively, and these modifications did not have a material impact on the Company's allowance for credit losses. These modifications do not include modifications for which the Company applied the temporary relief under Section 4013 of the CARES Act.

The following table presents the loans by class modified as troubled debt restructurings, which occurred during the year ending December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	3	$833	4	$401
Consumer	—	—	2	7
Premium finance	4	171	—	—
Real estate – construction and development	1	17	—	—
Real estate – commercial and farmland	4	800	5	16,197
Real estate – residential	12	2,801	23	3,056
Total	24	$4,622	34	$19,661

Troubled debt restructurings with an outstanding balance of $4.1 million and $2.3 million defaulted during the year ended December 31, 2022 and 2021, respectively, and these defaults did not have a material impact on the Company’s allowance for credit losses.

The following table presents the troubled debt restructurings by class that defaulted (defined as 30 days past due) during the year ending December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	—	$—	4	$35
Consumer	2	2	2	5
Indirect automobile	6	16	19	75
Real estate – commercial and farmland	1	7	—	—
Real estate – residential	30	4,103	21	2,177
Total	39	$4,128	46	$2,292

The following tables present the amount of troubled debt restructurings by loan class classified separately as accrual and non-accrual at December 31, 2022 and 2021.

As of December 31, 2022	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	7	$835	3	$743
Consumer	3	3	8	11
Indirect automobile	151	533	16	55
Premium finance	4	171	—	—
Real estate – construction and development	2	693	1	17
Real estate – commercial and farmland	16	7,995	5	767
Real estate – residential	205	24,166	30	4,181
Total	388	$34,396	63	$5,774

As of December 31, 2021	Accruing Loans		Non-Accruing Loans
Loan Class	#	Balance (in thousands)	#	Balance (in thousands)
Commercial, financial and agricultural	12	$1,286	6	$83
Consumer	7	16	17	35
Indirect automobile	233	1,037	52	273
Real estate – construction and development	4	789	1	13
Real estate – commercial and farmland	25	35,575	5	5,924
Real estate – residential	213	26,879	39	4,678
Total	494	$65,582	120	$11,006

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain executive officers, directors and their affiliates. These loans are made on substantially the same terms as those prevailing at the time for comparable transaction and do not involve more than normal credit risk. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2022	2021
Balance, January 1	$59,214	$69,395
Advances	36,234	15,212
Repayments	(14,702)	(25,393)
Ending balance	$80,746	$59,214

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

The allowance for credit losses was determined at December 31, 2022 using the Moody's baseline scenario economic forecast representing management's best estimate over the reasonable and supportable forecast period. The allowance for credit losses was determined at December 31, 2021 using a weighting of five economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario was weighted at 10%, the downside 75th percentile S-2 scenario was weighted at 10%, the downside 90th percentile S-3 scenario was weighted at 50%, the slower trend growth scenario was weighted at 20% and the stagflation scenario was weighted at 10%. During the year ended December 31, 2022, the allowance for credit losses increased primarily due to loan growth during the period and the updated economic forecast. The current forecast reflects, among other things, improvements in forecast levels of home prices, commercial real estate prices and gross domestic product compared with the forecast at December 31, 2021. However, the rate of improvement in forecast economic variables slowed compared with the forecast at December 31, 2021.

During the year ended December 31, 2022, the Company purchased a pool of lines of credit secured by cash value life insurance totaling $472.3 million. This purchase resulted in additions to the allowance for credit losses of approximately $1.8 million between the commercial, financial and agricultural and consumer loan segments. During the year ended December 31, 2020, the Company sold $87.5 million of selected hotel loans from its commercial real estate portfolio. This sale resulted in charge offs of $17.2 million and a loss on sale of loans of $386,000. The Company designated a portfolio of consumer installment loans, totaling $165.9 million at December 31, 2020, as held for sale during the third and fourth quarters of 2020. The transfer to held for sale resulted in $1.6 million in charge offs and a provision release of approximately $6.7 million.

The following table details activity in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729
Provision for loan losses	21,307	3,360	(1,082)	(1,113)	(44)	(1,317)
Loans charged off	(18,635)	(4,926)	(265)	—	—	(5,452)
Recoveries of loans previously charged off	9,954	882	1,045	—	—	5,065
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582
Provision for loan losses	9,749	(7,049)	28,799	52,610
Loans charged off	(27)	(3,574)	(196)	(33,075)
Recoveries of loans previously charged off	892	225	497	18,560
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Year ended December 31, 2021
Balance, January 1, 2021	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Initial allowance for PCD assets	9,432	—	—	—	—	—
Provision for loan losses	12,071	7,330	(1,944)	(435)	(390)	(2,352)
Loans charged off	(7,760)	(6,248)	(1,188)	—	—	(3,668)
Recoveries of loans previously charged off	5,727	939	1,679	—	—	4,870
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2021
Balance, January 1, 2021	$45,304	$88,894	$43,524	$199,422
Initial allowance for PCD assets	—	—	—	9,432
Provision for loan losses	(23,532)	(9,784)	(16,045)	(35,081)
Loans charged off	(233)	(1,852)	(667)	(21,616)
Recoveries of loans previously charged off	506	573	1,131	15,425
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Year ended December 31, 2020
Balance, January 1, 2020	$4,567	$3,784	$—	$640	$484	$2,550
Adjustment to allowance for adoption of ASU 2016-13	2,587	8,012	4,109	463	(92)	4,471
Provision for loan losses	8,963	(3,831)	(235)	2,563	399	(198)
Loans charged off	(10,647)	(5,642)	(3,602)	—	—	(6,133)
Recoveries of loans previously charged off	1,889	1,753	1,657	—	—	3,189
Balance, December 31, 2020	$7,359	$4,076	$1,929	$3,666	$791	$3,879

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2020
Balance, January 1, 2020	$5,995	$9,666	$10,503	$38,189
Adjustment to allowance for adoption of ASU 2016-13	12,248	27,073	19,790	78,661
Provision for loan losses	26,327	78,210	13,290	125,488
Loans charged off	(83)	(27,504)	(853)	(54,464)
Recoveries of loans previously charged off	817	1,449	794	11,548
Balance, December 31, 2020	$45,304	$88,894	$43,524	$199,422

Purchased Credit Deteriorated Loans

The Company acquired $952,000 in PCD loans from Balboa during the year ended December 31, 2021. A reconciliation of the purchase price to the par value, or unpaid principal balance ("UPB"), of the assets is below.

(dollars in thousands)	Commercial, Financial and Agricultural
Par value (UPB)	$10,505
Allowance for Credit Losses	(9,432)
Discount	(121)
Purchase Price	$952

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2022	2021
Land	$69,387	$69,038
Buildings and leasehold improvements	176,153	173,456
Furniture and equipment	85,217	82,268
Construction in progress	2,343	995
Premises and equipment, gross	333,100	325,757
Accumulated depreciation	(112,817)	(100,357)
Premises and equipment, net	$220,283	$225,400

Depreciation expense was approximately $18.4 million, $17.2 million and $15.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2022 and 2021 is summarized below for both the total Company and by the Company's reporting units.

	December 31,
(dollars in thousands)	2022	2021
Consolidated
Carrying amount of goodwill at beginning of year	$1,012,620	$928,005
Additions related to acquisitions in current year	—	84,615
Fair value adjustments related to acquisitions in prior year	3,026	—
Carrying amount of goodwill at end of year	$1,015,646	$1,012,620

Banking
Carrying amount of goodwill at beginning of year	$948,122	$863,507
Additions related to acquisitions in current year	—	84,615
Fair value adjustments related to acquisitions in prior year	3,026	—
Carrying amount of goodwill at end of year	$951,148	$948,122

Premium Finance Division
Carrying amount of goodwill at beginning of year	$64,498	$64,498
Carrying amount of goodwill at end of year	$64,498	$64,498

During 2022, the Company recorded subsequent goodwill fair value adjustments of $3.0 million related to the Balboa acquisition. During 2021, the Company recorded additions to goodwill of $84.6 million related to the Balboa acquisition.

The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2022, the Company performed its annual qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values.

The carrying value of intangible assets as of December 31, 2022 and 2021 was $106.2 million and $125.9 million, respectively. Intangible assets are comprised of core deposit intangibles, referral relationships intangibles, trade name intangibles and non-compete agreement intangibles. During 2021, the Company recorded intangible assets of $68.9 million associated with the Balboa acquisition.

The following is a summary of information related to acquired intangible assets:

	As of December 31, 2022		As of December 31, 2021
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premiums	$99,032	$63,518	$103,574	$58,456
Referral relationships	88,651	20,367	88,651	10,943
Trade names	2,734	1,096	2,734	612
Patent	420	42	420	—
Non-compete agreements	732	352	732	162
	$191,569	$85,375	$196,111	$70,173

The aggregate amortization expense for intangible assets was approximately $19.7 million, $15.0 million and $19.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2023	$18,244
2024	17,189
2025	15,937
2026	12,394
2027	11,126
Thereafter	31,304
$106,194
NOTE 7. DEPOSITS

The scheduled maturities of time deposits at December 31, 2022 for each of the next five years and thereafter are as follows:

(dollars in thousands)
2023	$1,233,023
2024	145,162
2025	54,402
2026	17,892
2027	18,127
Thereafter	861
$1,469,467

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2022 and 2021 was $381.1 million and $512.1 million, respectively.

As of December 31, 2022, the Company had brokered deposits of $280.5 million. As of December 31, 2021, the Company had brokered deposits of $326.0 million.

Deposits from principal officers, directors, and their affiliates at December 31, 2022 and 2021 were $33.5 million and $21.7 million, respectively.

NOTE 8. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2022	2021
FHLB borrowings:
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.150%	$300,000	$—
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.110%	50,000	—
Fixed Rate Advance due January 12, 2023; fixed interest rate of 4.140%	50,000	—
Fixed Rate Advance due January 13, 2023; fixed interest rate of 4.150%	50,000	—
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.170%	350,000	—
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.250%	150,000	—
Fixed Rate Advance due January 18, 2023; fixed interest rate of 4.260%	200,000	—
Fixed Rate Advance due January 19, 2023; fixed interest rate of 4.230%	50,000	—
Fixed Rate Advance due January 20, 2023; fixed interest rate of 4.220%	150,000	—
Fixed Rate Advance due January 27, 2023; fixed interest rate of 4.230%	100,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,389	1,400
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	961	969
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,275	1,421
Subordinated notes payable:
Subordinated notes payable due June 1, 2026, net of unaccreted purchase accounting fair value adjustment of $— and $500, respectively; fixed interest rate of 5.50% (Balboa Note)	—	50,500
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $551 and $681, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616% (2027 subordinated notes)	74,449	74,319
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,680 and $1,923, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94% (2029 subordinated notes)	118,320	118,077
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $906 and $1,028, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63% (Bank subordinated notes)	75,906	76,028
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,564 and $1,766, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753% (2030 subordinated notes)	108,436	108,234
Securitization facilities:
Equipment contract backed notes, Series 2018-1 (BCC XIV) due on various dates through 2025 and bear a weighted-average interest rate of 5.11%	—	19,199
Equipment contract backed notes, Series 2019-1 (BCC XVI) due on various dates through 2027 and bear a weighted-average interest rate of 2.84%	—	139,329
Equipment contract backed notes, Series 2020-1 (BCC XVII) due on various dates through 2027 and bear a weighted-average interest rate of 1.48%	—	105,403
	$1,875,736	$739,879

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2022, $2.93 billion was available for additional borrowing on lines with the FHLB.

As of December 31, 2022, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At December 31, 2022, the Company had $3.22 billion of loans pledged at the Federal Reserve discount window and had $2.38 billion available for borrowing.

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

NOTE 9. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Through formation and various acquisitions, the Company has assumed subordinated deferrable interest debenture obligations related to trusts that issued trust preferred securities. Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements.  However, the subordinated deferrable interest debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. The Company's investment in the common stock of the trusts is included in other assets and totaled $4.7 million at December 31, 2022 and 2021. In addition, the related interest expense continues to be included in the consolidated statements of income. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 2 Capital. At any interest payment date, the Company may redeem the debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part.

The following table summarizes the terms of the Company's outstanding subordinated deferrable interest debentures as of December 31, 2022:

						December 31, 2022
(dollars in thousands) Name of Trust	Issuance Date	Rate	Rate at December 31, 2022	Maturity Date	Issuance Amount	Unaccreted Purchase Discount	Carrying Value
Prosperity Bank Statutory Trust II	March 2003	3-month LIBOR plus 3.15%	7.87%	March 26, 2033	$4,640	$811	$3,829
Fidelity Southern Statutory Trust I	June 2003	3-month LIBOR plus 3.10%	7.82%	June 26, 2033	15,464	1,031	14,433
Coastal Bankshares Statutory Trust I	August 2003	3-month LIBOR plus 3.15%	7.23%	October 7, 2033	5,155	832	4,323
Jacksonville Statutory Trust I	June 2004	3-month LIBOR plus 2.63%	7.37%	June 17, 2034	4,124	691	3,433
Prosperity Banking Capital Trust I	June 2004	3-month LIBOR plus 2.57%	6.24%	June 30, 2034	5,155	1,177	3,978
Merchants & Southern Statutory Trust I	March 2005	3-month LIBOR plus 1.90%	6.64%	March 17, 2035	3,093	773	2,320
Fidelity Southern Statutory Trust II	March 2005	3-month LIBOR plus 1.89%	6.63%	March 17, 2035	10,310	1,759	8,551
Atlantic BancGroup, Inc. Statutory Trust I	September 2005	3-month LIBOR plus 1.50%	6.27%	September 15, 2035	3,093	983	2,110
Coastal Bankshares Statutory Trust II	December 2005	3-month LIBOR plus 1.60%	6.37%	December 15, 2035	10,310	2,969	7,341
Cherokee Statutory Trust I	November 2005	3-month LIBOR plus 1.50%	6.27%	December 15, 2035	3,093	594	2,499
Prosperity Bank Statutory Trust III	January 2006	3-month LIBOR plus 1.60%	6.37%	March 15, 2036	10,310	3,310	7,000
Merchants & Southern Statutory Trust II	March 2006	3-month LIBOR plus 1.50%	6.27%	June 15, 2036	3,093	909	2,184
Jacksonville Statutory Trust II	December 2006	3-month LIBOR plus 1.73%	6.50%	December 15, 2036	3,093	817	2,276
Ameris Statutory Trust I	December 2006	3-month LIBOR plus 1.63%	6.40%	December 15, 2036	37,114	—	37,114
Fidelity Southern Statutory Trust III	August 2007	3-month LIBOR plus 1.40%	6.17%	September 15, 2037	20,619	4,880	15,739
Prosperity Bank Statutory Trust IV	September 2007	3-month LIBOR plus 1.54%	6.31%	December 15, 2037	7,940	3,650	4,290
Jacksonville Bancorp, Inc. Statutory Trust III	June 2008	3-month LIBOR plus 3.75%	8.52%	September 15, 2038	7,784	882	6,902
Total					$154,390	$26,068	$128,322

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of December 31, 2022, 2021 and 2020.

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$—	$15,590	$15,590
Current year changes, net of tax	—	(62,097)	(62,097)
Balance, December 31, 2022	$—	$(46,507)	$(46,507)

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$—	$33,505	$33,505
Current year changes, net of tax	—	(17,915)	(17,915)
Balance, December 31, 2021	$—	$15,590	$15,590

(dollars in thousands)	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(147)	$18,142	$17,995
Current year changes, net of tax	147	15,363	15,510
Balance, December 31, 2020	$—	$33,505	$33,505

NOTE 11. – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following provides information on noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$15,884	$16,798	$15,988
Overdraft fees	15,813	16,113	17,903
Other service charges on deposit accounts	12,802	12,195	10,254
Total ASC 606 revenue included in service charges on deposits accounts	44,499	45,106	44,145
Total service charges on deposit accounts	$44,499	$45,106	$44,145

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$3,508	$3,751	$3,633
Total ASC 606 revenue included in other service charges, commission and fees	3,508	3,751	3,633
Other	367	437	281
Total other service charges, commission and fees	$3,875	$4,188	$3,914

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020

Other noninterest income
ASC 606 revenue items
Trust and wealth management	$4,554	$4,985	$3,142
Total ASC 606 revenue included in other noninterest income	4,554	4,985	3,142
Other	40,837	18,227	13,991
Total other noninterest income	$45,391	$23,212	$17,133

The following provides information on net gains recognized on the sale of OREO for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Net gains recognized on sale of OREO	$2,130	$131	$365

NOTE 12. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Current - federal	$114,346	$67,076	$73,705
Current - state	27,889	13,712	12,479
Deferred - federal	(27,408)	30,321	(7,881)
Deferred - state	(8,269)	8,090	(47)
	$106,558	$119,199	$78,256

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Federal income statutory rate	21%	21%	21%

Tax at federal income tax rate	$95,151	$104,166	$71,460
Change resulting from:
State income tax, net of federal benefit	13,763	18,923	9,812
Tax-exempt interest	(2,775)	(3,479)	(3,726)
Increase in cash value of bank owned life insurance	(1,399)	(997)	(594)
Excess tax (benefit) deficiency from stock compensation	(510)	(277)	371
Nondeductible merger expenses	167	142	2
Other	2,161	721	2,827
Benefit related to carryback claims resulting from the CARES Act	—	—	(1,896)
Provision for income taxes	$106,558	$119,199	$78,256

The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2022	2021
Deferred tax assets
Allowance for credit losses	$64,742	$50,132
Deferred compensation	13,287	7,816
Deferred loan fees	668	1,593
Purchase accounting adjustments	5,153	14,008
Other real estate owned	201	334
Net operating loss tax carryforward	14,070	35,082
Tax credit carryforwards	149	315
Unrealized loss on securities available for sale	14,635	—
Capitalized costs, accrued expenses and other	3,432	2,208
Lease liability	16,505	16,186
	132,842	127,674
Deferred tax liabilities
Premises and equipment	12,680	13,130
Mortgage servicing rights	30,903	52,076
Subordinated debentures	6,551	6,818
Lease financing	9,442	42,865
Goodwill and intangible assets	24,946	29,393
Unrealized gain on securities available-for-sale	—	4,498
Origination costs	6,239	—
Right of use lease asset	14,280	14,001
	105,041	162,781

Net deferred tax asset (liability)	$27,801	$(35,107)

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $57.8 million which expire at various dates from 2028 to 2036. At December 31, 2022, the Company had state net operating loss carryforwards of approximately $53.8 million which expire at various dates from 2028 to 2036. The federal net operating loss carryforwards are subject to limitations pursuant to Section 382 of the Internal Revenue Code and are expected to be recovered over the next 13 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 13 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets at December 31, 2022.

As described in Note 2 to the consolidated financial statements, in December 2021 Ameris Bank acquired Balboa Capital Corporation. The Company completed its analysis of the tax effects of this transaction during 2022. The consolidated balance sheet reflects this final analysis.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by federal taxing authorities for years before 2019 and state taxing authorities for years before 2018.

Although Ameris is unable to determine the ultimate outcome of current and future events, Ameris believes that the liability recorded for uncertain tax positions is adequate. A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows.

	For the Years Ended December 31,
(dollars in thousands)	2022	2021
Beginning Balance	$1,903	$—
Current Activity:
Additions for tax positions of prior years	2,319	1,903
Additions from acquisitions	1,001	—
Settlements	(4,222)	—
Ending Balance	$1,001	$1,903

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $11,000 and $331,000 as of December 31, 2022 and 2021, respectively. Unrecognized income tax benefits as of December 31, 2022 and 2021, that, if recognized, would affect the effective income tax rate totaled $919,000 and $1.8 million (net of the federal benefit on state income tax issues), respectively. Accruals of penalties and interest resulted in a expense of $153,000 and $248,000 in 2022 and 2021, respectively. Ameris expects that all uncertain income tax positions will be either settled or resolved during the next twelve months.

The Company did not record any interest and penalties related to income taxes for the year ended December 31, 2020.

NOTE 13. EMPLOYEE BENEFIT PLANS

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

The aggregate expense under the Plan charged to operations during 2022, 2021 and 2020 amounted to $6.3 million, $5.4 million and $5.9 million, respectively.

NOTE 14. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $388.4 million and $331.1 million at December 31, 2022 and 2021, respectively. The Company and the Bank assumed certain split dollar agreements in the acquisition of Fidelity which provide for death benefits to designated beneficiaries of the executive or director. Accrued deferred compensation of $277,000 and $298,000 at December 31, 2022 and 2021, respectively, is included in other liabilities. Accrued supplemental executive retirement plan and split dollar agreement liabilities of $11.3 million and $11.0 million at December 31, 2022 and 2021, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $776,000, $877,000 and $830,000 per year for 2022, 2021 and 2020, respectively, which is included in salaries and employee benefits.

NOTE 15. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,820,312 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2022, there were 2,619,730 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term. Most options granted since 2005 contain performance-based vesting conditions.

The Company did not grant any options during 2022, 2021 or 2020. As of December 31, 2022, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted related to performance or non-performance-based options.

As of December 31, 2022, the Company has 222,280 outstanding restricted shares granted under the plans as compensation to certain employees and directors. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is one to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2022, 2021 and 2020, compensation expense related to these grants was approximately $4.4 million, $5.3 million, and $3.3 million, respectively. The total income tax (deficiency) benefit related to these grants was approximately $293,000, $338,000 and $(161,000) in 2022, 2021 and 2020, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2022, 2021 and 2020. The total income tax benefit related to stock options was approximately $339,000, $631,000 and $93,000 in 2022, 2021 and 2020, respectively.

A summary of the activity of non-performance-based options as of and for the years ended December 31, 2022, and 2021 is presented below.

	2022				2021
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	117,135	$28.79			279,695	$28.13
Exercised	(97,135)	29.22		$1,936	(160,960)	27.35		$3,406
Forfeited	(4,000)	29.31			(1,600)	22.34
Under option, end of year	16,000	$29.69	0.05	$279	117,135	$28.79	0.66	$2,389
Exercisable at end of year	16,000	$29.69	0.05	$279	117,135	$28.79	0.66	$2,389

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2022, and 2021 is presented below.

	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	225,869	$38.06	258,753	$33.21
Granted	165,686	47.67	99,308	47.35
Vested	(154,386)	40.72	(129,497)	35.85
Forfeited	(14,889)	38.92	(2,695)	37.32
Nonvested shares at end of year	222,280	43.31	225,869	38.06

The balance of unearned compensation related to restricted stock grants as of December 31, 2022, 2021 and 2020 was approximately $5.6 million, $3.8 million, and $3.9 million, respectively. At December 31, 2022, the cost is expected to be recognized over a weighted-average period of 1.8 years.

During 2022 and 2021, the Company issued 35,108 and 24,294 performance stock units ("PSUs") with a weighted average grant date fair value of $47.71 and $46.32, respectively, subject to a performance condition tied to tangible book value growth over a three-year period. The Company also granted 35,108 and 24,286 PSUs in 2022 and 2021, respectively, subject to a three-year performance metric of return on tangible common equity relative to a market index with a potential modifier subject to a total shareholder return ("TSR") performance metric with a weighted average grant date fair value of $48.53 and $48.75, respectively. The fair value of the PSUs subject to TSR at the grant date was determined using a Monte Carlo simulation method. The Company communicates threshold, target and maximum performance PSUs and performance targets to the applicable employees at the beginning of the performance periods. Dividends are not paid in respect of the awards during the performance period, although dividend equivalents do accrue over the life of the award and will vest, if at all, at the same time as the PSUs to which they relate. The number of PSUs that ultimately vest at the end of the three-year performance period, if any, will be based on the Company's performance relative to the applicable performance metrics. In 2022, 2021 and 2020, the Company recognized compensation cost related to these grants of approximately $2.3 million, $2.6 million and $630,000, respectively. The balance of unearned compensation related to PSU grants as of December 31, 2022, 2021 and 2020 was approximately $3.1 million, $3.2 million and $1.3 million, respectively.

A summary of the Company's nonvested PSUs for the years ended December 31, 2022, and 2021 is presented below:

	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested units at beginning of year	121,270	$32.71	76,792	$25.19
Granted	70,216	48.12	48,580	47.53
Vested	(68,955)	24.88	—	—
Forfeited	(12,277)	35.19	(4,102)	35.80
Nonvested units at end of year	110,254	47.15	121,270	32.71

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedge

During 2010, the Company entered into an interest rate swap to lock in a fixed rate as opposed to the contractual variable interest rate on certain junior subordinated debentures. The interest rate swap contract had a notional amount of $37.1 million and was hedging the variable rate on certain junior subordinated debentures described in Note 9 of the consolidated financial statements. The Company received a variable rate of the 90-day LIBOR rate plus 1.63% and paid a fixed rate of 4.11%. The swap matured in September 2020.

This contract was classified as a cash flow hedge of an exposure to changes in the cash flow of a recognized liability.  As a cash flow hedge, the change in fair value of a hedge that is deemed to be highly effective is recognized in other comprehensive income and the portion deemed to be ineffective is recognized in earnings.  Interest expense recorded on this swap transaction totaled $420,000 during 2020 and is reported as a component of interest expense on other borrowings.

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. Forward contracts to sell primarily fixed-rate mortgage loans are entered into to reduce the exposure to market risk arising from potential changes in interest rates, which could affect the fair value of mortgage loans held for sale and outstanding interest rate lock commitments, which guarantee a certain interest rate if the loan is ultimately funded or granted by the Company as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are scheduled to settle at specified dates.

The Company enters into interest rate lock commitments for residential mortgage loans which commits it to lend funds to a potential borrower at a specific interest rate and within a specified period of time. Interest rate lock commitments that relate to the origination of mortgage loans that, if originated, will be held for sale, are considered derivative financial instruments under applicable accounting guidance. Outstanding interest rate lock commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan and the eventual commitment for sale into the secondary market.

These mortgage banking derivatives are carried at fair value and are not designated in hedge relationships. Fair values are estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included as a component of mortgage banking activity in the consolidated statements of income.

Customer Related Derivative Positions

The Company enters into interest rate derivative contracts to facilitate the risk management strategies of certain clients. The Company mitigates this risk largely by entering into equal and offsetting interest rate swap agreements with highly rated counterparties. The interest rate contracts are free-standing derivatives and are recorded at fair value on the Company's consolidated balance sheets. The credit risk to these clients is evaluated and included in the calculation of fair value. Fair value changes including credit-related adjustments are recorded as a component of other noninterest income.

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$244,422	$4,580	$4,574	$—	$—	$—
Mortgage derivatives - interest rate lock commitments	148,148	1,434	—	417,126	11,940	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	689,500	2,499	—	1,935,237	—	710
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client swaps and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the years ended December 31, 2022, 2021 and 2020.

		Year Ended December 31,
(dollars in thousands)	Location	2022	2021	2020
Interest rate contracts(1)	Other noninterest income	$6	$—	$—
Interest rate lock commitments	Mortgage banking activity	(10,506)	(39,816)	43,942
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	3,209	15,705	(11,944)
(1)Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps and offsetting positions.

NOTE 17. FAIR VALUE MEASURES

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

The Company's loans held for sale under the fair value option are comprised of the following:

	December 31,
(dollars in thousands)	2022	2021
Mortgage loans held for sale	$390,583	$1,247,997
SBA loans held for sale	1,495	6,635
Total loans held for sale	$392,078	$1,254,632

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the IRLCs with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. Net losses of $35.4 million and $14.2 million and a net gain of $747,000 resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2022, 2021 and 2020, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal. Net losses of $7.3 million and $24.1 million and a net gain of $32.0 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2022 and 2021.

	December 31,
(dollars in thousands)	2022	2021
Aggregate fair value of mortgage loans held for sale	$390,583	$1,247,997
Aggregate unpaid principal balance of mortgage loans held for sale	389,610	1,211,646
Past due loans of 90 days or more	—	746
Nonaccrual loans	—	746
Unpaid principal balance of nonaccrual loans	—	718

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of December 31, 2022 and 2021.

	December 31,
(dollars in thousands)	2022	2021
Aggregate fair value of SBA loans held for sale	$1,495	$6,635
Aggregate unpaid principal balance of SBA loans held for sale	1,350	5,825
Past due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Cash and Due From Banks, Federal Funds Sold and Interest-Bearing Deposits in Banks, and Time Deposits in Other Banks: Cash and due from banks, federal funds sold and interest-bearing deposits in banks, and time deposits in other banks are repriced on a short-term basis; as such, the carrying value approximates fair value approximates fair value.

Debt Securities: The fair value of debt securities is determined by various valuation methodologies. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows, and are classified within Level 2 of the valuation hierarchy and includes certain U.S. agency bonds, mortgage-backed securities, collateralized mortgage and debt obligations, and municipal securities. The Level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and may include certain residual municipal securities and other less liquid securities.

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

Other Real Estate Owned: The fair value of OREO is determined using certified appraisals and internal evaluations that value the property at its highest and best use by applying traditional valuation methods common to the industry. The Company does not hold any OREO for profit purposes and all other real estate is actively marketed for sale. In most cases, management has determined that additional write-downs are required beyond what is calculable from the appraisal to carry the property at levels that would attract buyers. Because this additional write-down is not based on observable inputs, management has determined that OREO should be classified as Level 3.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2022 and 2021.

	Recurring Basis Fair Value Measurements December 31, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Treasuries	$759,534	$759,534	$—	$—
U.S. government-sponsored agencies	979	—	979	—
State, county and municipal securities	34,195	—	34,195	—
Corporate debt securities	15,926	—	14,771	1,155
SBA pool securities	27,398	—	27,398	—
Mortgage-backed securities	662,028	—	662,028	—
Loans held for sale	392,078	—	392,078	—
Derivative financial instruments	4,580	—	4,580	—
Mortgage banking derivative instruments	3,933	—	3,933	—
Total recurring assets at fair value	$1,900,651	$759,534	$1,139,962	$1,155
Financial liabilities:
Derivative financial instruments	$4,574	$—	$4,574	$—
Total recurring liabilities at fair value	$4,574	$—	$4,574	$—

	Recurring Basis Fair Value Measurements December 31, 2021
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. government-sponsored agencies	$7,172	$—	$7,172	$—
State, county and municipal securities	47,812	—	47,812	—
Corporate debt securities	28,496	—	27,116	1,380
SBA pool securities	45,201	—	45,201	—
Mortgage-backed securities	463,940	—	463,940	—
Loans held for sale	1,254,632	—	1,254,632	—
Mortgage banking derivative instruments	11,940	—	11,940	—
Total recurring assets at fair value	$1,859,193	$—	$1,857,813	$1,380
Financial liabilities:
Mortgage banking derivative instruments	$710	$—	$710	$—
Total recurring liabilities at fair value	$710	$—	$710	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2022 and 2021.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Collateral-dependent loans	$31,972	$—	$—	$31,972
Total nonrecurring assets at fair value	$31,972	$—	$—	$31,972

December 31, 2021
Collateral-dependent loans	$44,181	$—	$—	$44,181
Mortgage servicing rights	206,944	—	—	206,944
Total nonrecurring assets at fair value	$251,125	$—	$—	$251,125

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of mortgage servicing rights include discount rates and prepayment speeds.

For the years ended December 31, 2022 and 2021, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2022
Recurring:
Debt securities available-for-sale	$1,155	Discounted cash flows	Probability of Default	12.1%	12.1%
			Loss Given Default	41%	41%
Nonrecurring:
Collateral-dependent loans	$31,972	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 48%	27%

As of December 31, 2021
Recurring:
Debt securities available-for-sale	$1,380	Discounted par values	Discount rate	8%	8%

Nonrecurring:
Collateral-dependent loans	$44,181	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	39%
Mortgage servicing rights	$206,944	Discounted cash flows	Discount rate	9% - 10%	9%
			Prepayment speed	10% - 40%	13%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements December 31, 2022
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$284,567	$284,567	$—	$—	$284,567
Federal funds sold and interest-bearing accounts	833,565	833,565	—	—	833,565
Debt securities held-to-maturity	134,864	—	114,538		114,538
Loans, net	19,617,604	—	—	19,067,612	19,067,612
Accrued interest receivable	77,042	—	7,694	69,348	77,042
Financial liabilities:
Deposits	19,462,738	—	19,455,187	—	19,455,187
Other borrowings	1,875,736	—	1,861,850	—	1,861,850
Subordinated deferrable interest debentures	128,322	—	125,988	—	125,988
Accrued interest payable	10,530	—	10,530	—	10,530

		Fair Value Measurements December 31, 2021
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$307,813	$307,813	$—	$—	$307,813
Federal funds sold and interest-bearing accounts	3,756,844	3,756,844	—	—	3,756,844
Time deposits in other banks	—	—	—	—	—
Loans, net	15,662,495	—	—	15,509,410	15,509,410
Accrued interest receivable	56,917	—	2,373	54,544	56,917
Financial liabilities:
Deposits	19,665,553	—	19,667,612	—	19,667,612
Securities sold under agreements to repurchase	5,845	5,845	—	—	5,845
Other borrowings	739,879	—	760,829	—	760,829
Subordinated deferrable interest debentures	126,328	—	117,764	—	117,764
Accrued interest payable	4,313	—	4,313	—	4,313
NOTE 18. LEASES

Operating lease cost was $11.6 million, $12.3 million and $16.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, sublease income offsetting operating lease cost was not material. Variable rent expense and short-term lease expense were not material for the years ended December 31, 2022 and 2021.

The following table presents the impact of leases on the Company's consolidated balance sheets at December 31, 2022 and 2021:

		December 31,
(dollars in thousands)	Location	2022	2021
Operating lease right-of-use assets	Other assets	$56,333	$56,070
Operating lease liabilities	Other liabilities	65,088	64,823

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Year Ended December 31,	Lease Liability
2023	$11,327
2024	9,674
2025	7,992
2026	7,500
2027	6,297
Thereafter	25,734
Total lease payments	$68,524
Less: Interest	(3,436)
Present value of lease liabilities	$65,088

(dollars in thousands)	December 31,
Supplemental lease information	2022	2021	2020
Weighted-average remaining lease term (years)	8.1	8.3	9.2
Weighted-average discount rate	1.46%	1.36%	1.85%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$12,013	$12,334	$15,976
Operating cash flows from operating leases (lease liability reduction)	$12,064	$12,563	$14,056
Operating lease right-of-use assets obtained in exchange for leases entered into during the year, net of business combinations	$7,226	$10,426	$54,107

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2022	2021
Commitments to extend credit	$6,318,039	$4,328,749
Unused home equity lines of credit	345,001	272,029
Financial standby letters of credit	33,557	36,184
Mortgage interest rate lock commitments	148,148	417,126

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2022 and 2021.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheet. The following table presents activity in the allowance for unfunded commitments for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of period	$33,185	$32,853	$1,077
Adjustment to reflect adoption of ASU 2016-13	—	—	12,714
Provision for unfunded commitments	19,226	332	19,062
Balance at end of period	$52,411	$33,185	$32,853

Other Commitments

As of December 31, 2022, letters of credit issued by the FHLB totaling $400.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

Litigation and Regulatory Contingencies

The Company is, and has been, involved in various legal proceedings with William J. Villari, who formerly owned US Premium Finance Holding Company (“USPF”), a provider of commercial insurance premium finance loans that the Company acquired in January 2018. First, on December 13, 2018, Mr. Villari filed a demand for arbitration, claiming that the Bank’s termination of his employment for “cause” was improper and that he was entitled to additional compensation from the Company and the Bank under his employment agreement. Second, on December 28, 2018, Mr. Villari and his wholly owned company, P1 Finance Holdings LLC (“P1”), filed a lawsuit against the Bank in Broward County, Florida, seeking additional compensation for his service while an employee, as well as other relief. Third, on May 30, 2019, CEBV LLC (“CEBV”), which also is wholly owned by Mr. Villari, filed a lawsuit against the Bank in Duval County, Florida, arising out of a loan purchase agreement with the Bank dated May 8, 2018. CEBV’s complaint in that lawsuit, which also names as a defendant the Company’s former Chief Executive Officer, Dennis J. Zember Jr., seeks unspecified damages and other relief related to asserted claims for fraudulent inducement and breach of contract based on the Bank’s alleged failure to provide sufficient assistance to CEBV in collecting on loans purchased by CEBV from the Bank. In addition, on January 30, 2019, the Company and the Bank filed a lawsuit against Mr. Villari in Dekalb County, Georgia, asserting claims for unspecified damages arising from Mr. Villari’s alleged failure to disclose material information in connection with the sale of USPF to the Company and the Bank.

In the first of these proceedings to be adjudicated, the Company and the Bank received on November 20, 2019, an Order and Award from the American Arbitration Association in which the arbitrator ruled that the Company and the Bank had cause to terminate Mr. Villari and had properly exercised that right and that, as a result, Mr. Villari is not entitled to any additional payments under his employment agreement or a separate management and licensing agreement with the Bank. We believe the remaining allegations of Mr. Villari, P1 and CEBV in their complaints are without merit, and we are vigorously defending the cases. The amount of any ultimate liability in connection with these matters cannot be determined but we believe any such amount, either individually or in the aggregate, will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

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

NOTE 20. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2022, $186.5 million of retained earnings were available for dividend declaration without regulatory approval.

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

As of December 31, 2022 and 2021, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$2,185,694	9.36%	$933,928	4.00%		—N/A—
Bank	$2,464,589	10.56%	$933,284	4.00%	$1,166,605	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$2,185,694	9.86%	$1,551,305	7.00%		—N/A—
Bank	$2,464,589	11.12%	$1,551,185	7.00%	$1,440,386	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$2,185,694	9.86%	$1,883,727	8.50%		—N/A—
Bank	$2,464,589	11.12%	$1,883,581	8.50%	$1,772,782	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$2,859,680	12.90%	$2,326,957	10.50%		—N/A—
Bank	$2,720,253	12.28%	$2,326,777	10.50%	$2,215,978	10.00%

As of December 31, 2021
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$1,897,725	8.63%	$879,079	4.00%		—N/A—
Bank	$2,084,465	9.50%	$877,891	4.00%	$1,097,364	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$1,897,725	10.46%	$1,270,535	7.00%		—N/A—
Bank	$2,084,465	11.50%	$1,268,622	7.00%	$1,178,007	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$1,897,725	10.46%	$1,542,792	8.50%		—N/A—
Bank	$2,084,465	11.50%	$1,540,470	8.50%	$1,449,854	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$2,500,287	13.78%	$1,905,802	10.50%		—N/A—
Bank	$2,255,699	12.45%	$1,902,934	10.50%	$1,812,318	10.00%

The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” includes the capital conservation buffer of 2.50% for December 31, 2022 and December 31, 2021.

NOTE 21. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$628,459	$155,533	$43,521	$19,850	$46,523	$893,886
Interest expense	(17,824)	76,339	16,794	5,126	12,425	92,860
Net interest income	646,283	79,194	26,727	14,724	34,098	801,026
Provision for credit losses	61,898	12,351	(1,074)	(349)	(1,129)	71,697
Noninterest income	91,550	182,039	4,537	6,265	33	284,424
Noninterest expense
Salaries and employee benefits	196,823	107,810	1,973	5,305	7,808	319,719
Occupancy and equipment expenses	45,081	5,579	4	360	337	51,361
Data processing and communications expenses	43,957	4,580	187	116	388	49,228
Other expenses	85,953	48,224	830	1,387	3,953	140,347
Total noninterest expense	371,814	166,193	2,994	7,168	12,486	560,655
Income before income tax expense	304,121	82,689	29,344	14,170	22,774	453,098
Income tax expense	75,367	17,364	6,162	2,976	4,689	106,558
Net income	$228,754	$65,325	$23,182	$11,194	$18,085	$346,540

Total assets	$17,848,972	$4,739,612	$1,016,192	$256,077	$1,192,433	$25,053,286
Goodwill	$951,148	$—	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$97,254	$—	$—	$—	$8,940	$106,194

	Year Ended December 31, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$449,955	$130,140	$36,784	$56,597	$29,636	$703,112
Interest expense	(7,627)	47,422	1,383	5,062	1,545	47,785
Net interest income	457,582	82,718	35,401	51,535	28,091	655,327
Provision for credit losses	(32,866)	2,947	(514)	(2,921)	(2,011)	(35,365)
Noninterest income	69,664	281,900	4,603	9,360	17	365,544
Noninterest expense
Salaries and employee benefits	157,079	167,796	1,130	4,856	6,915	337,776
Occupancy and equipment expenses	41,065	6,206	3	475	317	48,066
Data processing and communications expenses	39,802	5,551	232	47	344	45,976
Other expenses	84,244	38,295	490	1,594	3,683	128,306
Total noninterest expense	322,190	217,848	1,855	6,972	11,259	560,124
Income before income tax expense	237,922	143,823	38,663	56,844	18,860	496,112
Income tax expense	64,446	30,203	8,120	11,937	4,493	119,199
Net income	$173,476	$113,620	$30,543	$44,907	$14,367	$376,913

Total assets	$17,537,221	$4,231,767	$760,546	$419,040	$909,747	$23,858,321
Goodwill	$948,122	$—	$—	$—	$64,498	$1,012,620
Other intangible assets, net	$114,048	$—	$—	$—	$11,890	$125,938

	Year Ended December 31, 2020
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$499,031	$129,951	$26,522	$40,334	$30,665	$726,503
Interest expense	27,800	47,592	2,631	7,244	3,483	88,750
Net interest income	471,231	82,359	23,891	33,090	27,182	637,753
Provision for credit losses	125,136	15,850	2,562	2,719	(887)	145,380
Noninterest income	63,165	370,256	3,864	9,200	15	446,500
Noninterest expense
Salaries and employee benefits	160,430	184,765	981	6,893	7,209	360,278
Occupancy and equipment expenses	44,939	6,710	4	391	305	52,349
Data processing and communications expenses	39,040	6,275	270	33	399	46,017
Other expenses	105,965	28,155	176	1,832	3,857	139,985
Total noninterest expense	350,374	225,905	1,431	9,149	11,770	598,629
Income before income tax expense	58,886	210,860	23,762	30,422	16,314	340,244
Income tax expense	19,138	44,286	5,004	6,389	3,439	78,256
Net income	$39,748	$166,574	$18,758	$24,033	$12,875	$261,988

Total assets	$14,250,780	$3,395,811	$922,071	$1,088,611	$781,365	$20,438,638
Goodwill	$863,507	$—	$—	$—	$64,498	$928,005
Other intangible assets, net	$57,129	$—	$—	$—	$14,845	$71,974

NOTE 22. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2022 and 2021
(dollars in thousands)

	2022	2021
Assets
Cash and due from banks	$153,099	$239,822
Investment in subsidiaries	3,477,917	3,154,148
Other assets	19,896	27,340
Total assets	$3,650,912	$3,421,310

Liabilities
Other liabilities	$23,985	$27,901
Other borrowings	301,205	300,630
Subordinated deferrable interest debentures	128,322	126,328
Total liabilities	453,512	454,859
Shareholders' equity	3,197,400	2,966,451
Total liabilities and shareholders' equity	$3,650,912	$3,421,310

Condensed Statements of Income
Years Ended December 31, 2022, 2021 and 2020
(dollars in thousands)

	2022	2021	2020
Income
Dividends from subsidiaries	$50,000	$142,000	$93,000
Other income	175	101	910
Securities gains	270	—	—
Total income	50,445	142,101	93,910

Expense
Interest expense	22,170	19,610	17,616
Other expense	11,154	13,031	8,300
Total expense	33,324	32,641	25,916

Income before taxes and equity in undistributed income of subsidiaries	17,121	109,460	67,994
Income tax benefit	8,553	6,878	5,225
Income before equity in undistributed income of subsidiaries	25,674	116,338	73,219
Equity in undistributed income of subsidiaries	320,866	260,575	188,769
Net income	$346,540	$376,913	$261,988

Condensed Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(dollars in thousands)

	2022	2021	2020
OPERATING ACTIVITIES
Net income	$346,540	$376,913	$261,988
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,706	7,948	3,810
Undistributed earnings of subsidiaries	(320,866)	(260,575)	(188,769)
(Decrease) increase in interest payable	(961)	(36)	847
(Increase) decrease in tax receivable	8,596	(6,238)	6,001
Provision for deferred taxes	(649)	1,694	(1,225)
Gain on sale of other investments	(270)	—	—
Change attributable to other operating activities	200	3,678	7,652
Total adjustments	(307,244)	(253,529)	(171,684)
Net cash provided by operating activities	39,296	123,384	90,304

INVESTING ACTIVITIES
Net (increase) decrease in other investments	213	(4,500)	(8,012)
Investment in subsidiary	(65,000)	—	(75,000)
Proceeds from bank owned life insurance	—	—	2,383
Net cash (used in) provided by investing activities	(64,787)	(4,500)	(80,629)

FINANCING ACTIVITIES
Purchase of treasury shares	(22,421)	(9,439)	(7,995)
Dividends paid - common stock	(41,610)	(41,798)	(41,685)
Proceeds from other borrowings	—	—	108,149
Repayment of other borrowings	—	—	(5,155)
Proceeds from exercise of stock options	2,799	4,532	2,262
Net cash (used in) provided by financing activities	(61,232)	(46,705)	55,576

Net change in cash and cash equivalents	(86,723)	72,179	65,251
Cash and cash equivalents at beginning of year	239,822	167,643	102,392
Cash and cash equivalents at end of year	$153,099	$239,822	$167,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$23,131	$19,646	$16,769
Cash received during the year for income taxes	$(16,499)	$(2,367)	$(10,000)

NOTE 23. LOAN SERVICING RIGHTS

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	December 31, 2022	December 31, 2021
Loan Servicing Rights
Residential mortgage	$147,014	$206,944
SBA	3,443	5,556
Total loan servicing rights	$150,457	$212,500

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

During the years ended December 31, 2022, 2021 and 2020, the Company recorded servicing fee income of $69.1 million, $51.4 million and $31.1 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Residential mortgage servicing rights
Beginning carrying value, net	$206,944	$130,630	$94,902
Additions	64,020	93,229	98,182
Amortization	(24,995)	(30,540)	(23,151)
(Impairment)/recoveries	21,824	13,625	(39,303)
Disposals	(120,779)	—	—
Ending carrying value, net	$147,014	$206,944	$130,630

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Residential mortgage servicing impairment
Beginning balance	$25,782	$39,407	$104
Additions	—	1,398	39,303
Recoveries	(21,824)	(15,023)	—
Reduction due to disposal	(3,958)	—	—
Ending balance	$—	$25,782	$39,407

The key metrics and the sensitivity of the residential mortgage servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2022	December 31, 2021
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$10,046,052	$16,786,442
Composition of residential loans serviced for others:
FHLMC	16.80%	21.88%
FNMA	50.09%	60.26%
GNMA	33.11%	17.86%
Total	100.00%	100.00%
Weighted average term (months)	353	341
Weighted average age (months)	22	20
Modeled prepayment speed	8.22%	12.96%
Decline in fair value due to a 10% adverse change	(5,800)	(8,368)
Decline in fair value due to a 20% adverse change	(11,184)	(16,157)
Weighted average discount rate	10.00%	8.77%
Decline in fair value due to a 10% adverse change	(6,413)	(6,984)
Decline in fair value due to a 20% adverse change	(12,330)	(13,504)

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

During the years ended December 31, 2022, 2021 and 2020, the Company recorded servicing fee income of $3.6 million, $4.0 million and $4.4 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
SBA servicing rights
Beginning carrying value, net	$5,556	$5,839	$7,886
Additions	889	954	1,571
Purchase accounting adjustment	—	—	(1,214)
Amortization	(3,002)	(2,142)	(1,640)
(Impairment)/recovery	—	905	(764)
Ending carrying value, net	$3,443	$5,556	$5,839

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
SBA servicing impairment
Beginning balance	$—	$905	$141
Additions	—	—	1,645
Recoveries	—	(905)	(881)
Ending balance	$—	$—	$905

The key metrics and the sensitivity of the SBA servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2022	December 31, 2021
SBA servicing rights
Unpaid principal balance of loans serviced for others	$326,418	$410,167
Weighted average life (in years)	3.69	3.65
Modeled prepayment speed	18.24%	17.68%
Decline in fair value due to a 10% adverse change	(177)	(291)
Decline in fair value due to a 20% adverse change	(340)	(557)
Weighted average discount rate	19.57%	11.92%
Decline in fair value due to a 100 basis point adverse change	(83)	(144)
Decline in fair value due to a 200 basis point adverse change	(163)	(282)

Indirect Automobile Loans

The Company acquired a portfolio of indirect automobile loans serviced for others. These loans, or portions of loans, were sold on a servicing retained basis. Amortization and impairment/recoveries of servicing rights, and ongoing servicing fees are recorded in the consolidated statements of income as part of other noninterest income. The Company is not actively originating or selling indirect automobile loans. The table below is an analysis of the activity in the Company’s indirect automobile servicing rights:

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Indirect automobile servicing rights
Beginning carrying value, net	$—	$73	$247
Addition due to acquisition	—	—	—
Amortization	—	(73)	(174)
Impairment	—	—	—
Ending carrying value, net	$—	$—	$73

During the years ended December 31, 2022, 2021 and 2020, the Company recorded servicing fee income of $243,000, $616,000 and $1.7 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

Note 24. Subsequent Event

In February 2023, the Company notified holders of its 5.75% Fixed-to-Floating Rate Subordinated Notes due 2027 that it had elected to redeem all the outstanding notes totaling $75.0 million in aggregate principal amount, plus accrued and unpaid interest totaling $1.6 million, on March 15, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMERIS BANCORP

Date: February 28, 2023	By:	/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr.,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2023.

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
James B. Miller, Jr., Chairman

/s/ Gloria A. O'Neal
/ Gloria A. O'Neal, Director

/s/ William H. Stern
William H. Stern, Director

/s/ Jimmy D. Veal
Jimmy D. Veal, Director
(Concluded)