Form 10-Q
period 2023-03-31
Ameris Bancorp
filed 2023-05-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

 There were 69,373,863 shares of Common Stock outstanding as of May 3, 2023.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Cash and due from banks	$266,400	$284,567
Federal funds sold and interest-bearing deposits in banks	1,754,453	833,565
Cash and cash equivalents	2,020,853	1,118,132

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $82 and $75	1,496,836	1,500,060
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $116,093 and $114,538)	134,175	134,864
Other investments	146,715	110,992
Loans held for sale, at fair value	395,096	392,078

Loans, net of unearned income	19,997,871	19,855,253
Allowance for credit losses	(242,658)	(205,677)
Loans, net	19,755,213	19,649,576

Other real estate owned, net	1,502	843
Premises and equipment, net	218,878	220,283
Goodwill	1,015,646	1,015,646
Other intangible assets, net	101,488	106,194
Cash value of bank owned life insurance	389,201	388,405
Other assets	412,781	416,213
Total assets	$26,088,384	$25,053,286

Liabilities
Deposits:
Noninterest-bearing	$7,297,893	$7,929,579
Interest-bearing	12,599,562	11,533,159
Total deposits	19,897,455	19,462,738
Other borrowings	2,401,327	1,875,736
Subordinated deferrable interest debentures	128,820	128,322
Other liabilities	407,587	389,090
Total liabilities	22,835,189	21,855,886

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,484,210 and 72,263,727 shares issued	72,484	72,264
Capital surplus	1,937,664	1,935,211
Retained earnings	1,362,512	1,311,258
Accumulated other comprehensive income, net of tax	(35,581)	(46,507)
Treasury stock, at cost, 3,110,347 and 2,894,677 shares	(83,884)	(74,826)
Total shareholders’ equity	3,253,195	3,197,400
Total liabilities and shareholders’ equity	$26,088,384	$25,053,286

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income
Interest and fees on loans	$271,964	$177,566
Interest on taxable securities	14,300	4,239
Interest on nontaxable securities	339	186
Interest on deposits in other banks and federal funds sold	9,113	1,383
Total interest income	295,716	183,374

Interest expense
Interest on deposits	53,182	4,092
Interest on other borrowings	30,882	6,738
Total interest expense	84,064	10,830

Net interest income	211,652	172,544
Provision for loan losses	49,376	(2,734)
Provision for unfunded commitments	346	9,009
Provision for other credit losses	7	(44)
Provision for credit losses	49,729	6,231
Net interest income after provision for credit losses	161,923	166,313

Noninterest income
Service charges on deposit accounts	10,936	11,058
Mortgage banking activity	31,392	62,938
Other service charges, commissions and fees	971	939
Net gain (loss) on securities	6	(27)
Other noninterest income	12,745	12,003
Total noninterest income	56,050	86,911

Noninterest expense
Salaries and employee benefits	80,910	84,281
Occupancy and equipment	12,986	12,727
Data processing and communications expenses	13,034	12,572
Credit resolution-related expenses	435	(965)
Advertising and marketing	3,532	1,988
Amortization of intangible assets	4,706	5,181
Merger and conversion charges	—	977
Loan servicing expense	8,331	8,919
Other noninterest expenses	15,487	18,140
Total noninterest expense	139,421	143,820

Income before income tax expense	78,552	109,404
Income tax expense	18,131	27,706
Net income	60,421	81,698

Other comprehensive loss
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $3,719 and $(4,633)	10,926	(17,431)
Total other comprehensive loss	10,926	(17,431)
Comprehensive income	$71,347	$64,267

Basic earnings per common share	$0.87	$1.18
Diluted earnings per common share	$0.87	$1.17
Weighted average common shares outstanding
Basic	69,172	69,346
Diluted	69,323	69,661
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of restricted shares	101,510	101	(101)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	102,973	103	(103)	—	—	—	—	—
Proceeds from exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	2,197	—	—	—	—	2,197
Purchase of treasury shares	—	—	—	—	—	215,670	(9,058)	(9,058)
Net income	—	—	—	60,421	—	—	—	60,421
Dividends on common shares ($0.15 per share)	—	—	—	(10,444)	—	—	—	(10,444)
Cumulative effect of change in accounting principle for ASU 2022-02	—	—	—	1,277	—	—	—	1,277
Other comprehensive income during the period	—	—	—	—	10,926	—	—	10,926
Balance, March 31, 2023	72,484,210	$72,484	$1,937,664	$1,362,512	$(35,581)	3,110,347	$(83,884)	$3,253,195

	Three Months Ended March 31, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	145,393	145	1,196	—	—	—	—	1,341
Proceeds from exercise of stock options	49,803	50	1,395	—	—	—	—	1,445
Share-based compensation	—	—	1,298	—	—	—	—	1,298
Purchase of treasury shares	—	—	—	—	—	365,340	(17,234)	(17,234)
Net income	—	—	—	81,698	—	—	—	81,698
Dividends on common shares ($0.15 per share)	—	—	—	(10,409)	—	—	—	(10,409)
Other comprehensive loss during the period	—	—	—	—	(17,431)	—	—	(17,431)
Balance, March 31, 2022	72,212,322	$72,212	$1,928,702	$1,077,725	$(1,841)	2,773,238	$(69,639)	$3,007,159

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$60,421	$81,698
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	4,648	4,553
Net losses on sale or disposal of premises and equipment	15	37
Provision for credit losses	49,729	6,231
Net write-downs and (gains) losses on sale of other real estate owned	(49)	(1,459)
Share-based compensation expense	2,197	1,499
Amortization of intangible assets	4,706	5,181
Amortization of operating lease right of use assets	2,872	2,904
Provision for deferred taxes	(2,807)	6,435
Net (accretion) amortization of investment securities available-for-sale	(1,417)	392
Net (accretion) amortization of investment securities held-to-maturity	(39)	26
Net amortization of other investments	388	252
Net (gain) loss on securities	(6)	27
Accretion of discount on purchased loans, net	(420)	(1,006)
Net amortization on other borrowings	627	108
Amortization of subordinated deferrable interest debentures	498	499
Loan servicing asset recovery	—	(9,654)
Originations of mortgage loans held for sale	(754,727)	(1,220,771)
Payments received on mortgage loans held for sale	3,661	10,505
Proceeds from sales of mortgage loans held for sale	748,633	1,464,735
Net (gains) losses on sale of mortgage loans held for sale	(2,919)	22,792
Originations of SBA loans	(8,873)	(14,042)
Proceeds from sales of SBA loans	5,648	20,461
Net gains on sale of SBA loans	(175)	(2,325)
Increase in cash surrender value of bank owned life insurance	(2,200)	(1,768)
Gain on bank owned life insurance proceeds	(486)	—
Change attributable to other operating activities	21,776	(16,887)
Net cash provided by operating activities	131,701	360,423

Investing Activities, net of effects of business combinations
Purchases of securities available-for-sale	—	(15,667)
Purchases of investment securities held-to-maturity	—	(12,036)
Proceeds from maturities and paydowns of securities available-for-sale	19,280	42,844
Proceeds from maturities and paydowns of securities held-to-maturity	728	406
Net increase in other investments	(36,105)	(2,122)
Net increase in loans	(153,072)	(205,189)
Purchases of premises and equipment	(3,258)	(3,550)
Proceeds from sales of other real estate owned	1,042	3,524
Proceeds from bank owned life insurance	1,890	—
Net cash and cash equivalents paid in acquisitions	—	(13,237)
Net cash used in investing activities	(169,495)	(205,027)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$434,717	$(77,112)
Net decrease in securities sold under agreements to repurchase	—	(3,780)
Proceeds from other borrowings	6,655,000	—
Repayment of other borrowings	(6,130,036)	(314,467)
Proceeds from exercise of stock options	476	1,445
Dividends paid - common stock	(10,584)	(10,445)
Purchase of treasury shares	(9,058)	(17,234)
Net cash provided by (used in) financing activities	940,515	(421,593)

Net increase (decrease) in cash, cash equivalents and restricted cash	902,721	(266,197)
Cash, cash equivalents and restricted cash at beginning of period	1,118,132	4,064,657
Cash, cash equivalents and restricted cash at end of period	$2,020,853	$3,798,460

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$76,589	$9,022
Income taxes	(1)	204
Loans transferred to other real estate owned	1,652	165
Loans transferred from loans held for sale to loans held for investment	5,734	71,727
Right-of-use assets obtained in exchange for new operating lease liabilities	1,942	1,537
Assets acquired in business acquisitions	—	10,023
Liabilities assumed in business acquisitions	—	(3,214)
Change in unrealized loss on securities available-for-sale, net of tax	10,926	(17,431)
Security purchases settled in a subsequent period	—	(36,216)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2023

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2023, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. There was no restricted cash held at both March 31, 2023 and December 31, 2022.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Accounting Standards Adopted in 2023

ASU No. 2022-02 – Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the troubled debt restructuring ("TDR") measurement and recognition guidance and requires that entities evaluate whether the modification represents a new loan or a continuation of an existing loan consistent with the accounting for other loan modifications. Additional disclosures relating to modifications to borrowers experiencing financial difficulty are required under ASU 2022-02. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination. The Company adopted this ASU effective January 1, 2022 on a prospective basis, except for the amendments related to recognition and measurement of TDRs, which were adopted using the modified retrospective method. The adoption was not material and resulted in a reduction to the allowance for credit losses of $1.7 million and an increase to retained earnings of $1.3 million.

ASU No. 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2022-06 extends the temporary relief in Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The objective of this guidance is to provide temporary relief during the transition period away from LIBOR toward new interest rate benchmarks. This update was effective upon issuance. The Company adopted the guidance in Topic 848 effective January 1, 2023 and the adoption was not material the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
U.S. Treasuries	$776,583	$—	$911	$(11,365)	$766,129
U.S. government-sponsored agencies	1,032	—	—	(45)	987
State, county and municipal securities	33,965	—	21	(773)	33,213
Corporate debt securities	16,397	(82)	—	(705)	15,610
SBA pool securities	26,942	—	3	(1,603)	25,342
Mortgage-backed securities	686,223	—	317	(30,985)	655,555
Total debt securities available-for-sale	$1,541,142	$(82)	$1,252	$(45,476)	$1,496,836

December 31, 2022
U.S. Treasuries	$775,784	$—	$131	$(16,381)	$759,534
U.S. government-sponsored agencies	1,036	—	—	(57)	979
State, county and municipal securities	35,358	—	17	(1,180)	34,195
Corporate debt securities	16,397	(75)	—	(396)	15,926
SBA pool securities	29,422	—	3	(2,027)	27,398
Mortgage-backed securities	701,008	—	113	(39,093)	662,028
Total debt securities available-for-sale	$1,559,005	$(75)	$264	$(59,134)	$1,500,060

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
State, county and municipal securities	$31,905	$—	$(4,575)	$27,330
Mortgage-backed securities	102,270	—	(13,507)	88,763
Total debt securities held-to-maturity	$134,175	$—	$(18,082)	$116,093

December 31, 2022
State, county and municipal securities	$31,905	$—	$(5,380)	$26,525
Mortgage-backed securities	102,959	—	(14,946)	88,013
Total debt securities held-to-maturity	$134,864	$—	$(20,326)	$114,538

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of March 31, 2023, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$76,191	$75,649	$—	$—
Due from one year to five years	732,862	722,272	—	—
Due from five to ten years	23,108	22,363	—	—
Due after ten years	22,758	20,997	31,905	27,330
Mortgage-backed securities	686,223	655,555	102,270	88,763
	$1,541,142	$1,496,836	$134,175	$116,093

Securities with a carrying value of approximately $927.7 million and $861.6 million at March 31, 2023 and December 31, 2022, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasuries	$509,696	$(9,501)	$73,070	$(1,864)	$582,766	$(11,365)
U.S. government-sponsored agencies	—	—	987	(45)	987	(45)
State, county and municipal securities	11,374	(174)	12,223	(599)	23,597	(773)
Corporate debt securities	888	(10)	13,223	(695)	14,111	(705)
SBA pool securities	472	(20)	24,660	(1,583)	25,132	(1,603)
Mortgage-backed securities	369,445	(14,305)	261,152	(16,680)	630,597	(30,985)
Total debt securities available-for-sale	$891,875	$(24,010)	$385,315	$(21,466)	$1,277,190	$(45,476)

December 31, 2022
U.S. Treasuries	$725,250	$(16,381)	$—	$—	$725,250	$(16,381)
U.S. government sponsored agencies	979	(57)	—	—	979	(57)
State, county and municipal securities	27,438	(1,180)	—	—	27,438	(1,180)
Corporate debt securities	13,271	(126)	1,155	(270)	14,426	(396)
SBA pool securities	17,806	(1,298)	9,329	(729)	27,135	(2,027)
Mortgage-backed securities	620,544	(37,774)	16,847	(1,319)	637,391	(39,093)
Total debt securities available-for-sale	$1,405,288	$(56,816)	$27,331	$(2,318)	$1,432,619	$(59,134)

As of March 31, 2023, the Company’s available-for-sale security portfolio consisted of 438 securities, 410 of which were in an unrealized loss position. At March 31, 2023, the Company held 329 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At March 31, 2023, the Company held 30 U.S. Small Business Administration (“SBA”) pool securities, 24 state, county and municipal securities, six corporate securities, one U.S. government-sponsored agency security, and 20 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2023
State, county and municipal securities	$7,746	$(254)	$19,584	$(4,321)	$27,330	$(4,575)
Mortgage-backed securities	32,750	(1,650)	56,013	(11,857)	88,763	(13,507)
Total debt securities held-to-maturity	$40,496	$(1,904)	$75,597	$(16,178)	$116,093	$(18,082)

December 31, 2022
State, county and municipal securities	$16,512	$(1,488)	$10,013	$(3,892)	$26,525	$(5,380)
Mortgage-backed securities	32,471	(1,925)	55,542	(13,021)	88,013	(14,946)
Total debt securities held-to-maturity	$48,983	$(3,413)	$65,555	$(16,913)	$114,538	$(20,326)

As of March 31, 2023, the Company’s held-to-maturity security portfolio consisted of 25 securities, all of which were in an unrealized loss position. At March 31, 2023, the Company held 19 mortgage-backed securities and six state, county and municipal securities that were in an unrealized loss position.

At March 31, 2023 and December 31, 2022, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at March 31, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2023, management determined that $82,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $45.5 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended March 31,
Allowance for credit losses	2023	2022
Beginning balance	$75	$—
Provision for other credit losses	7	—
Ending balance	$82	$—

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Unrealized holding gains (losses) on equity securities	$6	$(27)
Net gain (loss) on securities	$6	$(27)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial, financial and agricultural	$2,722,180	$2,679,403
Consumer	349,775	384,037
Indirect automobile	83,466	108,648
Mortgage warehouse	958,418	1,038,924
Municipal	505,515	509,151
Premium finance	947,257	1,023,479
Real estate – construction and development	2,144,605	2,086,438
Real estate – commercial and farmland	7,721,732	7,604,867
Real estate – residential	4,564,923	4,420,306
	$19,997,871	$19,855,253

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $68.0 million and $69.3 million at March 31, 2023 and December 31, 2022, respectively. The Company had no recorded allowance for credit related to accrued interest on loans at both March 31, 2023 and December 31, 2022.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial, financial and agricultural	$11,583	$11,094
Consumer	400	420
Indirect automobile	285	346
Real estate – construction and development	548	523
Real estate – commercial and farmland	14,416	13,203
Real estate – residential(1)	115,795	109,222
	$143,027	$134,808

(1) Included in real estate - residential were $75.0 million and $69.6 million of serviced GNMA-guaranteed nonaccrual loans at March 31, 2023 and December 31, 2022, respectively.

There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2023 and 2022.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial, financial and agricultural	$1,452	$33
Real estate – commercial and farmland	2,510	1,464
Real estate – residential	67,535	58,734
	$71,497	$60,231

The following table presents an analysis of past-due loans as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2023
Commercial, financial and agricultural	$12,302	$5,307	$13,381	$30,990	$2,691,190	$2,722,180	$3,969
Consumer	5,314	2,835	632	8,781	340,994	349,775	409
Indirect automobile	190	122	157	469	82,997	83,466
Mortgage warehouse	—	—	—	—	958,418	958,418	—
Municipal	—	—	—	—	505,515	505,515	—
Premium finance	9,922	6,102	11,414	27,438	919,819	947,257	11,414
Real estate – construction and development	1,727	—	463	2,190	2,142,415	2,144,605	—
Real estate – commercial and farmland	6,723	5,801	10,887	23,411	7,698,321	7,721,732	—
Real estate – residential	33,775	9,199	111,706	154,680	4,410,243	4,564,923	—
Total	$69,953	$29,366	$148,640	$247,959	$19,749,912	$19,997,871	$15,792

December 31, 2022
Commercial, financial and agricultural	$16,219	$5,451	$11,632	$33,302	$2,646,101	$2,679,403	$3,267
Consumer	2,539	3,163	741	6,443	377,594	384,037	472
Indirect automobile	466	77	267	810	107,838	108,648	—
Mortgage warehouse	—	—	—	—	1,038,924	1,038,924	—
Municipal	—	—	—	—	509,151	509,151	—
Premium finance	13,859	10,620	13,626	38,105	985,374	1,023,479	13,626
Real estate – construction and development	25,367	3,829	966	30,162	2,056,276	2,086,438	500
Real estate – commercial and farmland	1,738	168	10,223	12,129	7,592,738	7,604,867	—
Real estate – residential	35,015	11,329	106,170	152,514	4,267,792	4,420,306	—
Total	$95,203	$34,637	$143,625	$273,465	$19,581,788	$19,855,253	$17,865

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$8,451	$5,740	$7,128	$6,294
Mortgage warehouse	16,500	—	—	—
Premium finance	694	—	3,233	—
Real estate – construction and development	280	23	780	13
Real estate – commercial and farmland	12,554	1,104	15,168	1,428
Real estate – residential	18,683	2,093	15,464	2,066
	$57,162	$8,960	$41,773	$9,801

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of March 31, 2023 and December 31, 2022. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 8 or 9 at March 31, 2023 or December 31, 2022.

As of March 31, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$334,129	$988,365	$485,629	$154,912	$95,530	$84,470	$556,049	$2,699,084
6	—	89	67	194	173	2,145	363	3,031
7	5,683	1,736	2,806	1,196	3,576	2,973	2,095	20,065
Total commercial, financial and agricultural	$339,812	$990,190	$488,502	$156,302	$99,279	$89,588	$558,507	$2,722,180
Current-period gross charge offs	150	7,226	3,457	597	368	410	25	12,233
Consumer
Risk Grade:
Pass	$23,767	$27,439	$10,479	$34,256	$21,350	$28,171	$202,965	$348,427
6	—	25	—	2	—	95	197	319
7	—	83	30	203	152	439	122	1,029
Total consumer	$23,767	$27,547	$10,509	$34,461	$21,502	$28,705	$203,284	$349,775
Current-period gross charge offs	—	71	44	416	147	405	57	1,140
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$10,128	$72,628	$—	$82,756
6	—	—	—	—	—	8	—	8
7	—	—	—	—	38	664	—	702
Total indirect automobile	$—	$—	$—	$—	$10,166	$73,300	$—	$83,466
Current-period gross charge offs	—	—	—	—	—	34	—	34
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$882,183	$882,183
6	—	—	—	—	—	—	57,578	57,578
7	—	—	—	—	—	—	18,657	18,657
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$958,418	$958,418
Current-period gross charge offs	—	—	—	—	—	—	—	—
Municipal
Risk Grade:
Pass	$2,544	$18,003	$53,717	$186,274	$8,749	$236,228	$—	$505,515
Total municipal	$2,544	$18,003	$53,717	$186,274	$8,749	$236,228	$—	$505,515
Current-period gross charge offs	—	—	—	—	—	—	—	—
Premium Finance
Risk Grade:
Pass	$423,901	$505,791	$6,145	$6	$—	$—	$—	$935,843
7	20	11,336	58	—	—	—	—	11,414
Total premium finance	$423,921	$517,127	$6,203	$6	$—	$—	$—	$947,257
Current-period gross charge offs	—	1,154	267	—	—	—	—	1,421

As of March 31, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$81,481	$900,977	$757,046	$263,122	$67,158	$37,665	$24,214	$2,131,663
6	—	—	—	—	—	632	—	632
7	—	274	285	164	5	11,582	—	12,310
Total real estate – construction and development	$81,481	$901,251	$757,331	$263,286	$67,163	$49,879	$24,214	$2,144,605
Current-period gross charge offs	—	—	—	—	—	—	—	—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$172,639	$1,812,054	$1,967,480	$1,073,741	$858,980	$1,649,014	$95,182	$7,629,090
6	—	—	—	—	30,335	20,073	—	50,408
7	—	423	2,423	3,056	11,758	24,574	—	42,234
Total real estate – commercial and farmland	$172,639	$1,812,477	$1,969,903	$1,076,797	$901,073	$1,693,661	$95,182	$7,721,732
Current-period gross charge offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Risk Grade:
Pass	$208,784	$1,498,532	$1,198,924	$539,228	$262,709	$491,267	$240,227	$4,439,671
6	—	235	144	268	745	2,597	378	4,367
7	109	10,186	24,809	28,094	26,597	29,405	1,685	120,885
Total real estate - residential	$208,893	$1,508,953	$1,223,877	$567,590	$290,051	$523,269	$242,290	$4,564,923
Current-period gross charge offs	24	—	—	—	—	100	4	128
Total Loans
Risk Grade:
Pass	$1,247,245	$5,751,161	$4,479,420	$2,251,539	$1,324,604	$2,599,443	$2,000,820	$19,654,232
6	—	349	211	464	31,253	25,550	58,516	116,343
7	5,812	24,038	30,411	32,713	42,126	69,637	22,559	227,296
Total loans	$1,253,057	$5,775,548	$4,510,042	$2,284,716	$1,397,983	$2,694,630	$2,081,895	$19,997,871
Total current-period gross charge offs	174	8,451	3,768	1,013	515	949	86	14,956

As of December 31, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$1,127,120	$526,043	$174,120	$109,091	$56,657	$41,612	$621,784	$2,656,427
6	—	13	94	183	895	1,774	317	3,276
7	8,565	1,214	1,182	3,314	545	2,759	2,121	19,700
Total commercial, financial and agricultural	$1,135,685	$527,270	$175,396	$112,588	$58,097	$46,145	$624,222	$2,679,403
Consumer
Risk Grade:
Pass	$41,487	$12,692	$37,906	$23,454	$17,144	$13,825	$236,113	$382,621
6	38	—	—	—	—	98	196	332
7	68	62	216	106	118	431	83	1,084
Total consumer	$41,593	$12,754	$38,122	$23,560	$17,262	$14,354	$236,392	$384,037
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$11,900	$50,749	$45,120	$—	$107,769
6	—	—	—	—	—	11	—	11
7	—	—	—	41	149	678	—	868
Total indirect automobile	$—	$—	$—	$11,941	$50,898	$45,809	$—	$108,648
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$990,106	$990,106
6	—	—	—	—	—	—	22,831	22,831
7	—	—	—	—	—	—	25,987	25,987
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,038,924	$1,038,924
Municipal
Risk Grade:
Pass	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Total municipal	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Premium Finance
Risk Grade:
Pass	$1,000,214	$9,667	$12	$—	$—	$—	$—	$1,009,893
7	13,051	535	—	—	—	—	—	13,586
Total premium finance	$1,013,265	$10,202	$12	$—	$—	$—	$—	$1,023,479
Real Estate – Construction and Development
Risk Grade:
Pass	$834,831	$793,723	$306,084	$69,596	$7,934	$31,490	$27,474	$2,071,132
6	277	—	—	—	173	165	—	615
7	—	783	164	5	13,159	580	—	14,691
Total real estate – construction and development	$835,108	$794,506	$306,248	$69,601	$21,266	$32,235	$27,474	$2,086,438

As of December 31, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,739,021	$1,975,003	$1,085,086	$869,116	$447,311	$1,259,763	$110,848	$7,486,148
6	607	17,974	—	30,841	4,801	18,289	—	72,512
7	387	2,810	3,078	12,007	6,527	21,398	—	46,207
Total real estate – commercial and farmland	$1,740,015	$1,995,787	$1,088,164	$911,964	$458,639	$1,299,450	$110,848	$7,604,867
Real Estate - Residential
Risk Grade:
Pass	$1,524,021	$1,214,724	$548,968	$268,821	$115,693	$393,570	$234,684	$4,300,481
6	236	145	94	688	364	2,910	600	5,037
7	6,735	21,283	25,860	27,173	14,396	17,665	1,676	114,788
Total real estate - residential	$1,530,992	$1,236,152	$574,922	$296,682	$130,453	$414,145	$236,960	$4,420,306
Total Loans
Risk Grade:
Pass	$6,284,768	$4,578,661	$2,340,683	$1,361,730	$699,846	$2,027,031	$2,221,009	$19,513,728
6	1,158	18,132	188	31,712	6,233	23,247	23,944	104,614
7	28,806	26,687	30,500	42,646	34,894	43,511	29,867	236,911
Total loans	$6,314,732	$4,623,480	$2,371,371	$1,436,088	$740,973	$2,093,789	$2,274,820	$19,855,253

Allowance for Credit Losses on Loans

The allowance for credit losses represents an allowance for expected losses over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

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

During the three months ended March 31, 2023, the allowance for credit losses increased due to a decline in forecasted macroeconomic factors, particularly residential and commercial real estate price indices and organic loan growth during the period. The allowance for credit losses was determined at March 31, 2023 using a weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario was weighted at 75% and the upside 10th percentile S-1 scenario was weighted at 25%. The allowance for credit losses was determined at December 31, 2022 solely using the Moody's baseline scenario economic forecast. The current forecast reflects, among other things, declines in forecast levels of home prices and commercial real estate prices compared with the forecast at December 31, 2022.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025
Adjustment to allowance for adoption of ASU 2022-02	(105)	—	—	—	—	—
Provision for loan losses	16,078	323	(219)	(194)	(3)	(93)
Loans charged off	(12,233)	(1,140)	(34)	—	—	(1,421)
Recoveries of loans previously charged off	2,043	297	216	—	—	1,382
Balance, March 31, 2023	$45,238	$4,893	$137	$1,924	$354	$893

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677
Adjustment to allowance for adoption of ASU 2022-02	(37)	(722)	(847)	(1,711)
Provision for loan losses	10,119	20,369	2,996	49,376
Loans charged off	—	—	(128)	(14,956)
Recoveries of loans previously charged off	100	44	190	4,272
Balance, March 31, 2023	$42,841	$87,124	$59,254	$242,658

Three Months Ended March 31, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729
Provision for loan losses	215	789	(290)	(221)	(17)	(92)
Loans charged off	(4,414)	(1,425)	(88)	—	—	(1,369)
Recoveries of loans previously charged off	2,896	158	275	—	—	1,247
Balance, March 31, 2022	$25,526	$5,619	$373	$3,010	$384	$2,515

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582
Provision for loan losses	4,568	(9,552)	1,866	(2,734)
Loans charged off	—	(1,283)	—	(8,579)
Recoveries of loans previously charged off	218	37	151	4,982
Balance, March 31, 2022	$26,831	$67,033	$29,960	$161,251

Modifications to Borrowers Experiencing Financial Difficulty

The Company periodically provides modifications to borrowers experiencing financial difficulty. These modifications include either payment deferrals, term extensions, interest rate reductions, principal forgiveness or combinations of modification types. The determination of whether the borrower is experiencing financial difficulty is made on the date of the modification. When principal forgiveness is provided, the amount of principal forgiveness is charged off against the allowance for credit losses with a corresponding reduction in the amortized cost basis of the loan.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(dollars in thousands)	Payment Deferral	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$843	$843	—%
Total	$843	$843	—%
The Company does not have any commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company has modified their loans.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were reduced approximately 32% for three months before returning to a fully amortizing payment structure thereafter.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due
Commercial, financial and agricultural	$843	$—	$—	$—
Total	$843	$—	$—	$—

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2023	December 31, 2022
FHLB borrowings:
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.150%	$—	$300,000
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.110%	—	50,000
Fixed Rate Advance due January 12, 2023; fixed interest rate of 4.140%	—	50,000
Fixed Rate Advance due January 13, 2023; fixed interest rate of 4.150%	—	50,000
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.170%	—	350,000
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.250%	—	150,000
Fixed Rate Advance due January 18, 2023; fixed interest rate of 4.260%	—	200,000
Fixed Rate Advance due January 19, 2023; fixed interest rate of 4.230%	—	50,000
Fixed Rate Advance due January 20, 2023; fixed interest rate of 4.220%	—	150,000
Fixed Rate Advance due January 27, 2023; fixed interest rate of 4.230%	—	100,000
Fixed Rate Advance due April 5, 2023; fixed interest rate of 4.790%	350,000	—
Fixed Rate Advance due April 10, 2023; fixed interest rate of 4.780%	50,000	—
Fixed Rate Advance due April 12, 2023; fixed interest rate of 4.880%	375,000	—
Fixed Rate Advance due April 12, 2023; fixed interest rate of 4.880%	75,000	—
Fixed Rate Advance due April 13, 2023; fixed interest rate of 4.930%	100,000	—
Fixed Rate Advance due April 14, 2023; fixed interest rate of 4.960%	50,000	—
Fixed Rate Advance due April 17, 2023; fixed interest rate of 4.960%	25,000	—
Fixed Rate Advance due April 17, 2023; fixed interest rate of 4.960%	125,000	—
Fixed Rate Advance due April 17, 2023; fixed interest rate of 4.960%	100,000	—
Fixed Rate Advance due April 17, 2023; fixed interest rate of 4.930%	100,000	—
Fixed Rate Advance due April 17, 2023; fixed interest rate of 4.930%	100,000	—
Fixed Rate Advance due April 17, 2023; fixed interest rate of 4.930%	50,000	—
Fixed Rate Advance due April 19, 2023; fixed interest rate of 4.880%	300,000	—
Fixed Rate Advance due April 19, 2023; fixed interest rate of 4.880%	50,000	—
Fixed Rate Advance due April 20, 2023; fixed interest rate of 4.860%	200,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,386	1,389
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	959	961
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,239	1,275

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $0 and $551, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	—	74,449
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,618 and $1,680, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	118,382	118,320
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $875 and $906, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	75,875	75,906
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,514 and $1,564, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,486	108,436
	$2,401,327	$1,875,736

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2023, $2.38 billion was available for borrowing on lines with the FHLB.

As of March 31, 2023, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2023, the Bank had $3.62 billion of loans pledged at the Federal Reserve discount window and had $2.72 billion available for borrowing.

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

The following table presents a summary of the accumulated other comprehensive income balances as well as changes in each of the respective components, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2023
Balance, December 31, 2022	$(46,507)	$(46,507)
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	10,926	10,926
Balance, March 31, 2023	$(35,581)	$(35,581)

Three Months Ended March 31, 2022
Balance, December 31, 2021	$15,590	$15,590
Reclassification for gains included in net income, net of tax	—	—
Current year changes, net of tax	(17,431)	(17,431)
Balance, March 31, 2022	$(1,841)	$(1,841)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
(share data in thousands)	2023	2022
Average common shares outstanding	69,172	69,346
Common share equivalents:
Stock options	—	31
Nonvested restricted share grants	98	167
Performance stock units	53	117
Average common shares outstanding, assuming dilution	69,323	69,661

For the three months ended March 31, 2023, there were 84,487 anti-dilutive performance stock units excluded from the computation of earnings per share. There were no anti-dilutive securities excluded from the computation of earnings per share for the three months ended March 31, 2022.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	March 31, 2023	December 31, 2022
Mortgage loans held for sale	$390,201	$390,583
SBA loans held for sale	4,895	1,495
Total loans held for sale	$395,096	$392,078

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

A net gain of $5.6 million resulting from changes in fair value of these mortgage loans was recorded in income during the three months ended March 31, 2023. For the three months ended March 31, 2022, a net loss of $43.9 million resulting from changes in fair value of these mortgage loans were recorded in income. A net loss of $2.9 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended March 31, 2023. For the three months ended March 31, 2022, a net gain of $26.0 million resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The changes in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Aggregate fair value of mortgage loans held for sale	$390,201	$390,583
Aggregate unpaid principal balance of mortgage loans held for sale	383,629	389,610
Past-due loans of 90 days or more	624	—
Nonaccrual loans	624	—
Unpaid principal balance of nonaccrual loans	608	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Aggregate fair value of SBA loans held for sale	$4,895	$1,495
Aggregate unpaid principal balance of SBA loans held for sale	4,779	1,350
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2023 and December 31, 2022:

	Recurring Basis Fair Value Measurements
	March 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. Treasuries	$766,129	$766,129	$—	$—
U.S. government sponsored agencies	987	—	987	—
State, county and municipal securities	33,213	—	33,213	—
Corporate debt securities	15,610	—	14,710	900
SBA pool securities	25,342	—	25,342	—
Mortgage-backed securities	655,555	—	655,555	—
Loans held for sale	395,096	—	395,096	—
Derivative financial instruments	4,109	—	4,109	—
Mortgage banking derivative instruments	6,447	—	6,447	—
Total recurring assets at fair value	$1,902,488	$766,129	$1,135,459	$900
Financial liabilities:
Derivative financial instruments	$4,429	$—	$4,429	$—
Mortgage banking derivative instruments	5,377	—	5,377	—
Total recurring liabilities at fair value	$9,806	$—	$9,806	$—

	Recurring Basis Fair Value Measurements
	December 31, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. Treasuries	$759,534	$759,534	$—	$—
U.S. government sponsored agencies	979	—	979	—
State, county and municipal securities	34,195	—	34,195	—
Corporate debt securities	15,926	—	14,771	1,155
SBA pool securities	27,398	—	27,398	—
Mortgage-backed securities	662,028	—	662,028	—
Loans held for sale	392,078	—	392,078	—
Derivative financial instruments	4,580	—	4,580	—
Mortgage banking derivative instruments	3,933	—	3,933	—
Total recurring assets at fair value	$1,900,651	$759,534	$1,139,962	$1,155
Financial liabilities:
Derivative financial instruments	$4,574	$—	$4,574	$—
Total recurring liabilities at fair value	$4,574	$—	$4,574	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2023 and December 31, 2022:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Collateral-dependent loans	$48,202	$—	$—	$48,202
Other real estate owned	755	—	—	755
Total nonrecurring assets at fair value	$48,957	$—	$—	$48,957

December 31, 2022
Collateral-dependent loans	$31,972	$—	$—	$31,972
Total nonrecurring assets at fair value	$31,972	$—	$—	$31,972

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2023 and the year ended December 31, 2022, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2023
Recurring:
Debt securities available-for-sale	$900	Discounted cash flows	Probability of Default	12.8%	12.8%
			Loss Given Default	43%	43%
Nonrecurring:
Collateral-dependent loans	$48,202	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 50%	21%
Other real estate owned	$755	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	25% - 40%	29%

December 31, 2022
Recurring:
Debt securities available-for-sale	$1,155	Discounted cash flows	Probability of Default	12.1%	12.1%
			Loss Given Default	41%	41%
Nonrecurring:
Collateral-dependent loans	$31,972	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 48%	27%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		March 31, 2023
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$266,400	$266,400	$—	$—	$266,400
Federal funds sold and interest-bearing accounts	1,754,453	1,754,453	—	—	1,754,453
Debt securities held-to-maturity	134,175	—	116,093	—	116,093
Loans, net	19,707,011	—	—	19,076,408	19,076,408
Accrued interest receivable	74,698	—	6,736	67,962	74,698
Financial liabilities:
Deposits	19,897,455	—	19,855,914	—	19,855,914
Other borrowings	2,401,327	—	2,371,530	—	2,371,530
Subordinated deferrable interest debentures	128,820	—	124,309	—	124,309
Accrued interest payable	18,005	—	18,005	—	18,005

		Fair Value Measurements
		December 31, 2022
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$284,567	$284,567	$—	$—	$284,567
Federal funds sold and interest-bearing accounts	833,565	833,565	—	—	833,565
Debt securities held-to-maturity	134,864	—	114,538		114,538
Loans, net	19,617,604	—	—	19,067,612	19,067,612
Accrued interest receivable	77,042	—	7,694	69,348	77,042
Financial liabilities:
Deposits	19,462,738	—	19,455,187	—	19,455,187
Other borrowings	1,875,736	—	1,861,850	—	1,861,850
Subordinated deferrable interest debentures	128,322	—	125,988	—	125,988
Accrued interest payable	10,530	—	10,530	—	10,530

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$5,915,387	$6,318,039
Unused home equity lines of credit	364,479	345,001
Financial standby letters of credit	30,926	33,557
Mortgage interest rate lock commitments	357,980	148,148

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2023 and the year ended December 31, 2022.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance at beginning of period	$52,411	$33,185
Provision for unfunded commitments	346	9,009
Balance at end of period	$52,757	$42,194

Other Commitments

As of March 31, 2023, letters of credit issued by the FHLB totaling $400.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$208,215	$48,589	$16,614	$4,375	$17,923	$295,716
Interest expense	32,887	28,562	10,914	2,418	9,283	84,064
Net interest income	175,328	20,027	5,700	1,957	8,640	211,652
Provision for credit losses	47,140	2,853	(194)	(104)	34	49,729
Noninterest income	23,898	31,058	480	605	9	56,050
Noninterest expense
Salaries and employee benefits	56,442	20,160	802	1,309	2,197	80,910
Occupancy and equipment	11,606	1,283	1	37	59	12,986
Data processing and communications expenses	11,797	1,069	46	37	85	13,034
Other expenses	19,023	11,747	202	422	1,097	32,491
Total noninterest expense	98,868	34,259	1,051	1,805	3,438	139,421
Income before income tax expense	53,218	13,973	5,323	861	5,177	78,552
Income tax expense	12,848	2,934	1,118	181	1,050	18,131
Net income	$40,370	$11,039	$4,205	$680	$4,127	$60,421

Total assets	$18,870,145	$4,879,135	$936,169	$272,844	$1,130,091	$26,088,384
Goodwill	951,148	—	—	—	64,498	1,015,646
Other intangible assets, net	93,285	—	—	—	8,203	101,488

	Three Months Ended March 31, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$129,290	$32,832	$6,813	$6,780	$7,659	$183,374
Interest expense	(4,455)	13,537	366	769	613	10,830
Net interest income	133,745	19,295	6,447	6,011	7,046	172,544
Provision for credit losses	5,226	1,587	(222)	(143)	(217)	6,231
Noninterest income	21,364	61,649	1,401	2,491	6	86,911
Noninterest expense
Salaries and employee benefits	49,195	31,614	283	1,271	1,918	84,281
Occupancy and equipment	11,074	1,471	1	99	82	12,727
Data processing and communications expenses	11,230	1,172	47	28	95	12,572
Other expenses	20,045	12,645	218	380	952	34,240
Total noninterest expense	91,544	46,902	549	1,778	3,047	143,820
Income before income tax expense	58,339	32,455	7,521	6,867	4,222	109,404
Income tax expense	16,996	6,815	1,579	1,442	874	27,706
Net income	$41,343	$25,640	$5,942	$5,425	$3,348	$81,698

Total assets	$17,409,973	$4,197,613	$703,558	$313,219	$935,929	$23,560,292
Goodwill	957,847	—	—	—	64,498	1,022,345
Other intangible assets, net	109,604	—	—	—	11,153	120,757

NOTE 10 – LOAN SERVICING RIGHTS

The Company sells certain residential mortgage loans and SBA loans to third parties. All such transfers are accounted for as sales and the continuing involvement in the loans sold is limited to certain servicing responsibilities. The Company has also acquired servicing portfolios of residential mortgage and SBA loans. Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair value and are amortized over the remaining service life of the loans, with consideration given to prepayment assumptions. Loan servicing rights are recorded in other assets on the consolidated balance sheets.

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	March 31, 2023	December 31, 2022
Loan Servicing Rights
Residential mortgage	$149,986	$147,014
SBA	3,166	3,443
Total loan servicing rights	$153,152	$150,457

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

During the three-months ended March 31, 2023, the Company recorded servicing fee income of $14.0 million. During the three-months ended March 31, 2022, the Company recorded servicing fee income of $17.1 million. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing rights	2023	2022
Beginning carrying value, net	$147,014	$206,944
Additions	7,730	21,701
Amortization	(4,758)	(6,062)
Recoveries	—	9,653
Ending carrying value, net	$149,986	$232,236

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing valuation allowance	2023	2022
Beginning balance	$—	$25,782
Recoveries	—	(9,653)
Ending balance	$—	$16,129

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	March 31, 2023	December 31, 2022
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$10,581,669	$10,046,052
Composition of residential loans serviced for others:
FHLMC	16.82%	16.80%
FNMA	50.19%	50.09%
GNMA	32.99%	33.11%
Total	100.00%	100.00%
Weighted average term (months)	354	353
Weighted average age (months)	24	22
Modeled prepayment speed	8.55%	8.22%
Decline in fair value due to a 10% adverse change	(3,940)	(5,800)
Decline in fair value due to a 20% adverse change	(8,283)	(11,184)
Weighted average discount rate	10.73%	10.00%
Decline in fair value due to a 10% adverse change	(4,840)	(6,413)
Decline in fair value due to a 20% adverse change	(10,361)	(12,330)

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

During the three-months ended March 31, 2023, the Company recorded servicing fee income of $752,000. During the three-months ended March 31, 2022, the Company recorded servicing fee income of $876,000. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended March 31,
SBA servicing rights	2023	2022
Beginning carrying value, net	$3,443	$5,556
Additions	44	538
Amortization	(321)	(710)
Ending carrying value, net	$3,166	$5,384

(dollars in thousands)	March 31, 2023	December 31, 2022
SBA servicing rights
Unpaid principal balance of loans serviced for others	$311,532	$326,418
Weighted average life (in years)	3.69	3.69
Modeled prepayment speed	18.37%	18.24%
Decline in fair value due to a 10% adverse change	(187)	(177)
Decline in fair value due to a 20% adverse change	(359)	(340)
Weighted average discount rate	15.98%	19.57%
Decline in fair value due to a 100 basis point adverse change	(88)	(83)
Decline in fair value due to a 200 basis point adverse change	(173)	(163)

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following: general competitive, economic, unemployment, political and market conditions and fluctuations, including real estate market conditions, and the effects of such conditions and fluctuations on the creditworthiness of borrowers, collateral values, asset recovery values and the value of investment securities; movements in interest rates and their impacts on net interest margin; expectations on credit quality and performance; competitive pressures on product pricing and services; legislative and regulatory changes; changes in U.S. government monetary and fiscal policy; investment security valuation and other performance measures; the potential impact of the phase-out of the London Interbank Offered Rate ("LIBOR") or other changes involving LIBOR; additional competition in our markets; changes in state and federal banking laws and regulations to which we are subject; financial market conditions and the results of financing efforts; the cost savings and any revenue synergies expected to result from acquisition transactions, which may not be fully realized within the expected timeframes if at all; the success and timing of other business strategies; our outlook and long-term goals for future growth; weather events, natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises and other catastrophic events beyond our control; and other factors discussed in our filings with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2023, as compared with December 31, 2022, and operating results for the three-month periods ended March 31, 2023 and 2022. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2022 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2022 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $60.4 million, or $0.87 per diluted share, for the quarter ended March 31, 2023, compared with $81.7 million, or $1.17 per diluted share, for the same period in 2022. The Company’s return on average assets and average shareholders’ equity were 0.98% and 7.54%, respectively, in the first quarter of 2023, compared with 1.42% and 11.06%, respectively, in the first quarter of 2022. During the first quarter of 2023, the Company recorded pre-tax gain on bank owned life insurance (BOLI) proceeds of $486,000. During the first quarter of 2022, the Company recorded pre-tax merger and conversion charges of $977,000, pre-tax servicing right impairment recovery of $9.7 million and pre-tax gain on bank premises of $6,000. Excluding these adjustment items, the Company’s net income would have been $59.9 million, or $0.86 per diluted share, for the first quarter of 2023 and $75.0 million, or $1.08 per diluted share, for the first quarter of 2022.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Net income	$60,421	$81,698
Adjustment items:
Merger and conversion charges	—	977
Servicing right impairment (recovery)	—	(9,654)
Gain on BOLI proceeds	(486)	—
Gain on bank premises	—	(6)
Tax effect of adjustment items (Note 1)	—	2,024
After tax adjustment items	(486)	(6,659)
Adjusted net income	$59,935	$75,039

Weighted average common shares outstanding - diluted	69,322,664	69,660,990
Net income per diluted share	$0.87	$1.17
Adjusted net income per diluted share	$0.86	$1.08

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the three months ended March 31, 2022 is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the first quarter of 2023 and 2022, respectively:

	Three Months Ended March 31, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$208,215	$48,589	$16,614	$4,375	$17,923	$295,716
Interest expense	32,887	28,562	10,914	2,418	9,283	84,064
Net interest income	175,328	20,027	5,700	1,957	8,640	211,652
Provision for credit losses	47,140	2,853	(194)	(104)	34	49,729
Noninterest income	23,898	31,058	480	605	9	56,050
Noninterest expense
Salaries and employee benefits	56,442	20,160	802	1,309	2,197	80,910
Occupancy and equipment	11,606	1,283	1	37	59	12,986
Data processing and communications expenses	11,797	1,069	46	37	85	13,034
Other expenses	19,023	11,747	202	422	1,097	32,491
Total noninterest expense	98,868	34,259	1,051	1,805	3,438	139,421
Income before income tax expense	53,218	13,973	5,323	861	5,177	78,552
Income tax expense	12,848	2,934	1,118	181	1,050	18,131
Net income	$40,370	$11,039	$4,205	$680	$4,127	$60,421

	Three Months Ended March 31, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$129,290	$32,832	$6,813	$6,780	$7,659	$183,374
Interest expense	(4,455)	13,537	366	769	613	10,830
Net interest income	133,745	19,295	6,447	6,011	7,046	172,544
Provision for credit losses	5,226	1,587	(222)	(143)	(217)	6,231
Noninterest income	21,364	61,649	1,401	2,491	6	86,911
Noninterest expense
Salaries and employee benefits	49,195	31,614	283	1,271	1,918	84,281
Occupancy and equipment	11,074	1,471	1	99	82	12,727
Data processing and communications expenses	11,230	1,172	47	28	95	12,572
Other expenses	20,045	12,645	218	380	952	34,240
Total noninterest expense	91,544	46,902	549	1,778	3,047	143,820
Income before income tax expense	58,339	32,455	7,521	6,867	4,222	109,404
Income tax expense	16,996	6,815	1,579	1,442	874	27,706
Net income	$41,343	$25,640	$5,942	$5,425	$3,348	$81,698

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2023 and 2022. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended March 31,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$859,614	$9,113	4.30%	$3,413,238	$1,383	0.16%
Investment securities	1,760,500	14,729	3.39%	700,975	4,474	2.59%
Loans held for sale	490,295	7,007	5.80%	1,097,098	8,132	3.01%
Loans	19,820,749	265,802	5.44%	15,821,397	170,398	4.37%
Total interest-earning assets	22,931,158	296,651	5.25%	21,032,708	184,387	3.56%
Noninterest-earning assets	2,184,769			2,242,946
Total assets	$25,115,927			$23,275,654

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$10,145,800	$44,130	1.76%	$9,899,418	$2,600	0.11%
Time deposits	1,737,458	9,052	2.11%	1,774,016	1,492	0.34%
Securities sold under agreements to repurchase	—	—	—%	4,020	3	0.30%
FHLB advances	1,968,811	22,448	4.62%	48,786	190	1.58%
Other borrowings	361,445	5,349	6.00%	443,657	5,164	4.72%
Subordinated deferrable interest debentures	128,557	3,085	9.73%	126,563	1,381	4.43%
Total interest-bearing liabilities	14,342,071	84,064	2.38%	12,296,460	10,830	0.36%
Demand deposits	7,136,373			7,658,451
Other liabilities	387,194			326,091
Shareholders’ equity	3,250,289			2,994,652
Total liabilities and shareholders’ equity	$25,115,927			$23,275,654
Interest rate spread			2.87%			3.20%
Net interest income		$212,587			$173,557
Net interest margin			3.76%			3.35%

On a tax-equivalent basis, net interest income for the first quarter of 2023 was $212.6 million, an increase of $39.0 million, or 22.5%, compared with $173.6 million reported in the same quarter in 2022. The higher net interest income is primarily a result of growth in investment securities and loans, partially offset by increased cost of funds as market interest rates have risen. Average interest earning assets increased $1.90 billion, or 9.0%, from $21.03 billion in the first quarter of 2022 to $22.93 billion for the first quarter of 2023. This growth in interest-earning assets resulted primarily from organic loan growth and securities purchases, partially offset by a decline in excess liquidity as average deposits declined approximately 1.6%. The Company’s net interest margin during the first quarter of 2023 was 3.76%, up 41 basis points from 3.35% reported in the first quarter of 2022. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $3.4 billion during the first quarter of 2023, with weighted average yields of 6.57%, compared with $4.7 billion and 3.63%, respectively, during the first quarter of 2022. Loan production in the banking division amounted to $563.0 million during the first quarter of 2023, with weighted average yields of 8.72%, compared with $805.5 million and 5.17%, respectively, during the first quarter of 2022.

Total interest income, on a tax-equivalent basis, increased to $296.7 million during the first quarter of 2023, compared with $184.4 million in the same quarter of 2022.  Yields on earning assets increased to 5.25% during the first quarter of 2023, compared with 3.56% reported in the first quarter of 2022. During the first quarter of 2023, loans comprised 88.6% of average earning assets, compared with 80.4% in the same quarter of 2022. Yields on loans increased to 5.44% in the first quarter of 2023, compared with 4.37% in the same period of 2022. Accretion income for the first quarter of 2023 was $420,000, compared with $1.0 million in the first quarter of 2022.

The yield on total interest-bearing liabilities increased from 0.36% in the first quarter of 2022 to 2.38% in the first quarter of 2023. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 1.59% in the first quarter of 2023, compared with 0.22% during the first quarter of 2022. Deposit costs increased from 0.09% in the first quarter of 2022 to 1.13% in the first quarter of 2023. Non-deposit funding costs increased from 4.39% in the first quarter of 2022 to 5.09% in the first quarter of 2023. Average balances of interest-bearing deposits and their respective costs for the first quarter of 2023 and 2022 are shown below:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$4,145,991	1.47%	$3,684,772	0.09%
MMDA	4,994,195	2.26%	5,240,922	0.13%
Savings	1,005,614	0.52%	973,724	0.06%
Retail CDs	1,612,325	1.92%	1,774,016	0.34%
Brokered CDs	125,133	4.61%	—	—%
Interest-bearing deposits	$11,883,258	1.82%	$11,673,434	0.14%

Provision for Credit Losses

The Company’s provision for credit losses during the first quarter of 2023 amounted to $49.7 million, compared with $6.2 million in the first quarter of 2022. This increase was attributable to the updated economic forecast and organic growth in loans during the quarter. The provision for credit losses for the first quarter of 2023 was comprised of $49.4 million related to loans, $346,000 related to unfunded commitments and $7,000 related to other credit losses, compared with negative $2.7 million related to loans, $9.0 million related to unfunded commitments and negative $44,000 related to other credit losses for the first quarter of 2022. Non-performing assets as a percentage of total assets was stable at 0.61% at December 31, 2022 and March 31, 2023. The increase in non-performing assets is primarily attributable to an increase in nonaccruing loans as a result of rebooked GNMA loans, which the Company has the right, but not the obligation, to repurchase. The Company recognized net charge-offs on loans during the first quarter of 2023 of approximately $10.7 million, or 0.22% of average loans on an annualized basis, compared with net charge-offs of approximately $3.6 million, or 0.09%, in the first quarter of 2022. The Company’s total allowance for credit losses on loans at March 31, 2023 was $242.7 million, or 1.21% of total loans, compared with $205.7 million, or 1.04% of total loans, at December 31, 2022. This increase is primarily attributable to updated forecast economic conditions.

Noninterest Income

Total noninterest income for the first quarter of 2023 was $56.1 million, a decrease of $30.9 million, or 35.5%, from the $86.9 million reported in the first quarter of 2022.  Income from mortgage banking activities was $31.4 million in the first quarter of 2023, a decrease of $31.5 million, or 50.1%, from $62.9 million in the first quarter of 2022. Total production in the first quarter of 2023 amounted to $946.4 million, compared with $1.53 billion in the same quarter of 2022, while spread (gain on sale) decreased to 1.96% in the current quarter, compared with 2.94% in the same quarter of 2022. The retail mortgage open pipeline finished the first quarter of 2023 at $725.9 million, compared with $507.1 million at December 31, 2022 and $1.41 billion at the end of the first quarter of 2022. Service charges on deposit accounts decreased $122,000, or 1.1%, to $10.9 million in the first quarter of 2023, compared with $11.1 million in the first quarter of 2022.

Other noninterest income increased $742,000, or 6.2%, to $12.7 million for the first quarter of 2023, compared with $12.0 million during the first quarter of 2022. The increase in other noninterest income was primarily attributable to increased fee income from equipment finance, derivative fee income and BOLI income of $1.5 million, $1.2 million and $918,000, respectively, partially offset by a decline in gain on sale of SBA loans of $2.1 million.

Noninterest Expense

Total noninterest expense for the first quarter of 2023 decreased $4.4 million, or 3.1%, to $139.4 million, compared with $143.8 million in the same quarter 2022. Salaries and employee benefits decreased $3.4 million, or 4.0%, from $84.3 million in the first quarter of 2022 to $80.9 million in the first quarter of 2023, due primarily to decreases in variable compensation tied to mortgage production of $7.5 million, and stock based compensation of $698,000, partially offset by a decline in deferred origination costs of $3.9 million. Occupancy and equipment expenses increased $259,000, or 2.0%, to $13.0 million for the first quarter of 2023, compared with $12.7 million in the first quarter of 2022. Data processing and communications expenses increased $462,000, or 3.7%, to $13.0 million in the first quarter of 2023, compared with $12.6 million in the first quarter of

2022. Advertising and marketing expense was $3.5 million in the first quarter of 2023, compared with $2.0 million in the first quarter of 2022. This increase was primarily related to a marketing campaign begun in the second quarter of 2022. Amortization of intangible assets decreased $475,000, or 9.2%, from $5.2 million in the first quarter of 2022 to $4.7 million in the first quarter of 2023. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $588,000, or 6.6%, from $8.9 million in the first quarter of 2022 to $8.3 million in the first quarter of 2023, primarily attributable to the sale of a portion of our mortgage servicing portfolio during the third quarter of 2022, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses decreased $2.7 million, or 14.6%, from $18.1 million in the first quarter of 2022 to $15.5 million in the first quarter of 2023, due primarily to decreases of $795,000 in fraud and forgery losses, $561,000 in other losses and $2.2 million in tax and license expenses. These decreases in other noninterest expenses were partially offset by an increase in legal and professional fees of $1.1 million.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the first quarter of 2023, the Company reported income tax expense of $18.1 million, compared with $27.7 million in the same period of 2022. The Company’s effective tax rate for the three months ending March 31, 2023 and 2022 was 23.1% and 25.3%, respectively. The decrease in the effective tax rate is primarily a result of a discrete charge to the Company's state tax liability and an increase in nondeductible merger expenses in the first quarter of 2022.

Financial Condition as of March 31, 2023

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

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at March 31, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2023, management determined that $82,000 was attributable to credit impairment and, accordingly, an allowance for credit losses was established. The remaining $45.5 million in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$776,583	$766,129	$775,784	$759,534
U.S. government-sponsored agencies	1,032	987	1,036	979
State, county and municipal securities	33,965	33,213	35,358	34,195
Corporate debt securities	16,397	15,610	16,397	15,926
SBA pool securities	26,942	25,342	29,422	27,398
Mortgage-backed securities	686,223	655,555	701,008	662,028
Total debt securities available-for-sale	$1,541,142	$1,496,836	$1,559,005	$1,500,060

Securities held-to-maturity
State, county and municipal securities	$31,905	$27,330	$31,905	$26,525
Mortgage-backed securities	102,270	88,763	102,959	88,013
Total debt securities held-to-maturity	$134,175	$116,093	$134,864	$114,538

The amounts of securities available-for-sale and held-to-maturity in each category as of March 31, 2023 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$72,894	3.93%	$—	—%	$2,243	3.93%
After one year through five years	693,235	3.15	987	2.16	18,054	3.89
After five years through ten years	—	—	—	—	6,631	4.44
After ten years	—	—	—	—	6,285	3.63
	$766,129	3.23%	$987	2.16%	$33,213	3.95%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$500	3.88%	$11	6.62%	$20,578	2.67%
After one year through five years	3,994	5.47	6,004	2.11	233,349	3.13
After five years through ten years	9,825	5.00	5,907	2.58	150,168	3.12
After ten years	1,291	8.00	13,420	3.13	251,460	3.24
	$15,610	5.43%	$25,342	2.76%	$655,555	3.15%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	10,901	1.01
After five years through ten years	—	—	38,669	2.66
After ten years	31,905	3.93	52,700	2.22
	$31,905	3.93%	$102,270	2.26%
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

Loans and Allowance for Credit Losses

At March 31, 2023, gross loans outstanding (including loans and loans held for sale) were $20.39 billion, up $145.6 million from $20.25 billion reported at December 31, 2022. Loans increased $142.6 million, or 0.7%, from $19.86 billion at December 31, 2022 to $20.00 billion at March 31, 2023, driven primarily by organic growth. Loans held for sale increased from $392.1 million at December 31, 2022 to $395.1 million at March 31, 2023 primarily in our mortgage division.

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

At the end of the first quarter of 2023, the ACL on loans totaled $242.7 million, or 1.21% of loans, compared with $205.7 million, or 1.04% of loans, at December 31, 2022. Our nonaccrual loans increased from $134.8 million at December 31, 2022 to $143.0 million at March 31, 2023. The increase in nonaccrual loans is primarily attributable to rebooked GNMA loans, which the Company has the right, but not the obligation, to repurchase. For the first three months of 2023, our net charge off ratio as a percentage of average loans increased to 0.22%, compared with 0.09% for the first three months of 2022. The total provision for credit losses for the first three months of 2023 was $49.7 million, increasing from a provision of $6.2 million recorded for the first three months of 2022. Our ratio of total nonperforming assets to total assets was stable at 0.61% at both December 31, 2022 and March 31, 2023.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance of allowance for credit losses on loans at beginning of period	$205,677	$167,582
Adjustment to allowance for adoption of ASU 2022-02	(1,711)	—
Provision charged to operating expense	49,376	(2,734)
Charge-offs:
Commercial, financial and agricultural	12,233	4,414
Consumer	1,140	1,425
Indirect automobile	34	88
Premium finance	1,421	1,369
Real estate – commercial and farmland	—	1,283
Real estate – residential	128	—
Total charge-offs	14,956	8,579

Recoveries:
Commercial, financial and agricultural	2,043	2,896
Consumer	297	158
Indirect automobile	216	275
Premium finance	1,382	1,247
Real estate – construction and development	100	218
Real estate – commercial and farmland	44	37
Real estate – residential	190	151
Total recoveries	4,272	4,982
Net charge-offs	10,684	3,597
Balance of allowance for credit losses on loans at end of period	$242,658	$161,251

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Allowance for credit losses on loans at end of period	$242,658	$161,251
Net charge-offs for the period	10,684	3,597
Loan balances:
End of period	19,997,871	16,143,801
Average for the period	19,820,749	15,821,397
Net charge-offs as a percentage of average loans (annualized)	0.22%	0.09%
Allowance for credit losses on loans as a percentage of end of period loans	1.21%	1.00%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial, financial and agricultural	$2,722,180	$2,679,403
Consumer	349,775	384,037
Indirect automobile	83,466	108,648
Mortgage warehouse	958,418	1,038,924
Municipal	505,515	509,151
Premium finance	947,257	1,023,479
Real estate – construction and development	2,144,605	2,086,438
Real estate – commercial and farmland	7,721,732	7,604,867
Real estate – residential	4,564,923	4,420,306
	$19,997,871	$19,855,253

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

Nonaccrual loans totaled $143.0 million at March 31, 2023, an increase of $8.2 million, or 6.1%, from $134.8 million at December 31, 2022. Accruing loans delinquent 90 days or more totaled $15.8 million at March 31, 2023, a decrease of $2.1 million, or 11.6%, compared with $17.9 million at December 31, 2022. At March 31, 2023, OREO totaled $1.5 million, an increase of $659,000, or 78.2%, compared with $843,000 at December 31, 2022. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2023, total non-performing assets as a percent of total assets were stable at 0.61% compared with December 31, 2022.

Non-performing assets at March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans(1)	$143,027	$134,808
Accruing loans delinquent 90 days or more	15,792	17,865
Repossessed assets	25	28
Other real estate owned	1,502	843
Total non-performing assets	$160,346	$153,544

(1) Included in nonaccrual loans were $75.0 million and $69.6 million of serviced GNMA-guaranteed nonaccrual loans at March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2023 and December 31, 2022. The loan categories and concentrations below are based on Federal Reserve Call codes:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$2,144,605	11%	$2,086,438	11%
Multi-family loans	787,701	4%	779,027	4%
Nonfarm non-residential loans (excluding owner-occupied)	4,737,191	24%	4,796,358	24%
Total CRE Loans (excluding owner-occupied)	7,669,497	38%	7,661,823	39%
All other loan types	12,328,374	62%	12,193,430	61%
Total Loans	$19,997,871	100%	$19,855,253	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of March 31, 2023 and December 31, 2022:

	Internal Limit	Actual
		March 31, 2023	December 31, 2022
Construction and development loans	100%	80%	79%
Total CRE loans (excluding owner-occupied)	300%	287%	292%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At March 31, 2023, the Company’s short-term investments were $1.75 billion, compared with $833.6 million at December 31, 2022, all of which was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $6.4 million and $3.9 million at March 31, 2023 and December 31, 2022, respectively, and a liability of $5.3 million and $0 at March 31, 2023 and December 31, 2022, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $4.1 million and $4.6 million at March 31, 2023 and December 31, 2022, respectively, and a liability of $4.4 million and $4.6 million at March 31, 2023 and December 31, 2022, respectively.

Deposits

Total deposits at the Company increased $434.7 million, or 2.2%, to $19.90 billion at March 31, 2023, compared with $19.46 billion at December 31, 2022. Noninterest-bearing deposits decreased $631.7 million, or 8.0%, while interest-bearing deposits increased $1.07 billion, or 9.2%, during the first quarter of 2023. The decrease in noninterest-bearing deposits was attributable to the cyclicality of certain customers' industries, particularly agriculture, and a shift in consumer behavior to interest-bearing accounts as interest rates have risen. During the first quarter of 2023, the Company proactively issued approximately $1.11 billion in short-term brokered CDs. As of March 31, 2023 and December 31, 2022, the Company had estimated uninsured deposits of $8.34 billion and $9.15 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $2.43 billion, or 29.2%, of the uninsured deposits were for municipalities which are collateralized with investment securities or letters of credit. The decrease in uninsured deposits is primarily related to the cyclical deposit flows in the first quarter.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Company's Board of Directors has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 27, 2022. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2023.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2023, an aggregate of $5.5 million, or 140,733 shares of the Company's common stock, had been repurchased under the program.

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

As of March 31, 2023, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.26%	9.36%
Ameris Bank	10.21%	10.56%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.10%	9.86%
Ameris Bank	11.14%	11.12%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.10%	9.86%
Ameris Bank	11.14%	11.12%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.16%	12.90%
Ameris Bank	12.57%	12.28%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2023 and December 31, 2022, the net carrying value of the Company’s other borrowings was $2.40 billion and $1.88 billion, respectively. At March 31, 2023, the Company had availability with the FHLB and FRB Discount Window of $2.38 billion and $2.72 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Investment securities available-for-sale to total deposits	7.52%	7.71%	6.45%	5.35%	2.96%
Loans (net of unearned income) to total deposits	100.50%	102.02%	96.61%	89.21%	82.41%
Interest-earning assets to total assets	91.71%	91.11%	90.76%	89.88%	90.43%
Interest-bearing deposits to total deposits	61.60%	59.26%	57.14%	58.02%	59.82%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2023 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also had forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $6.4 million and $3.9 million at March 31, 2023 and December 31, 2022, respectively, and a liability of $5.3 million and $0 at March 31, 2023 and December 31, 2022, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $4.1 million and $4.6 million at March 31, 2023 and December 31, 2022, respectively, and a liability of $4.4 million and $4.6 million at March 31, 2023 and December 31, 2022, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing April 1, 2023. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	0.7%	11.0%
300	2.5%	9.5%
200	2.6%	6.8%
100	1.5%	3.6%
(100)	(1.8)%	(4.2)%
(200)	(3.8)%	(8.8)%
(300)	(6.1)%	(14.3)%
(400)	(8.3)%	(18.8)%

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

During the quarter ended March 31, 2023, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings can be found in Part I - "Financial Information, Item 1. Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8 – Commitments and Contingencies" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

Item 1A. Risk Factors.

Except as noted below, there have not been any material changes to the risk factors disclosed in Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the SEC.

A failure, or the perceived risk of a failure, to raise the statutory debt limit of the United States could have an adverse effect on our business, financial condition and results of operations.

The inability of U.S. lawmakers to pass legislation to raise the U.S. government’s debt limit of $31.4 trillion has increased the possibility of a default by the U.S. government on its debt obligations, which could have an adverse impact on financial markets, interest rates and economic conditions in the United States and worldwide. The U.S. government reached its debt limit of $31.4 trillion in January 2023. Since then, the U.S. Department of Treasury has implemented extraordinary measures to prevent default.

It is unclear if Congress and the President will reach an agreement to increase the U.S. government’s debt limit in a timely manner. The political stalemate over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations and related credit-rating downgrades. This creates uncertainty in the U.S. financial markets and domestic political conditions, which could have an adverse impact on our business, financial condition and results of operations. If the United States is unable to increase the U.S. government’s debt limit in a timely manner, the U.S. federal government could shut down for a period of time and the United States could default on, or delay on payment of, its obligations or both, which could have an adverse impact on financial markets and economic conditions in the United States and worldwide and an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2023 through January 31, 2023	—	$—	—	$100,000,000
February 1, 2023 through February 28, 2023	60,652	$48.29	—	$100,000,000
March 1, 2023 through March 31, 2023	155,018	$39.51	140,733	$94,479,288
Total	215,670	$41.98	140,733	$94,479,288

(1)The shares purchased in February 2023 and March 2023 include 60,652 and 14,285 shares, respectively, of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.
(2)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Company’s Board of Directors has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 27, 2022. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2023. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2023, an aggregate of $5.5 million, or 140,733 shares of the Company's common stock, had been repurchased under the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through February 23, 2023.

10.1*	Split Dollar Termination Agreement by and among Ameris Bancorp, Ameris Bank and James Bennett Miller, Jr.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2023	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)