Form 10-Q
period 2023-06-30
Ameris Bancorp
filed 2023-08-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

 There were 69,139,288 shares of Common Stock outstanding as of August 3, 2023.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and due from banks	$284,552	$284,567
Federal funds sold and interest-bearing deposits in banks	1,034,578	833,565
Cash and cash equivalents	1,319,130	1,118,132

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $82 and $75	1,460,356	1,500,060
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $121,891 and $114,538)	142,513	134,864
Other investments	109,656	110,992
Loans held for sale, at fair value	391,472	392,078

Loans, net of unearned income	20,471,759	19,855,253
Allowance for credit losses	(272,071)	(205,677)
Loans, net	20,199,688	19,649,576

Other real estate owned, net	6,170	843
Premises and equipment, net	218,662	220,283
Goodwill	1,015,646	1,015,646
Other intangible assets, net	96,800	106,194
Cash value of bank owned life insurance	391,483	388,405
Other assets	449,042	416,213
Total assets	$25,800,618	$25,053,286

Liabilities
Deposits:
Noninterest-bearing	$6,706,897	$7,929,579
Interest-bearing	13,736,228	11,533,159
Total deposits	20,443,125	19,462,738
Other borrowings	1,536,989	1,875,736
Subordinated deferrable interest debentures	129,319	128,322
Other liabilities	406,555	389,090
Total liabilities	22,515,988	21,855,886

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,514,630 and 72,263,727 shares issued	72,515	72,264
Capital surplus	1,939,865	1,935,211
Retained earnings	1,414,742	1,311,258
Accumulated other comprehensive loss, net of tax	(50,618)	(46,507)
Treasury stock, at cost, 3,374,847 and 2,894,677 shares	(91,874)	(74,826)
Total shareholders’ equity	3,284,630	3,197,400
Total liabilities and shareholders’ equity	$25,800,618	$25,053,286

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$292,012	$190,740	$563,976	$368,306
Interest on taxable securities	15,915	7,064	30,215	11,303
Interest on nontaxable securities	339	269	678	455
Interest on deposits in other banks and federal funds sold	13,686	4,495	22,799	5,878
Total interest income	321,952	202,568	617,668	385,942

Interest expense
Interest on deposits	88,087	4,908	141,269	9,000
Interest on other borrowings	24,325	6,296	55,207	13,034
Total interest expense	112,412	11,204	196,476	22,034

Net interest income	209,540	191,364	421,192	363,908
Provision for loan losses	43,643	13,227	93,019	10,493
Provision for unfunded commitments	1,873	1,779	2,219	10,788
Provision for other credit losses	—	(82)	7	(126)
Provision for credit losses	45,516	14,924	95,245	21,155
Net interest income after provision for credit losses	164,024	176,440	325,947	342,753

Noninterest income
Service charges on deposit accounts	11,295	11,148	22,231	22,206
Mortgage banking activity	40,742	58,761	72,134	121,699
Other service charges, commissions and fees	975	998	1,946	1,937
Net gain (loss) on securities	(6)	248	—	221
Other noninterest income	14,343	12,686	27,088	24,689
Total noninterest income	67,349	83,841	123,399	170,752

Noninterest expense
Salaries and employee benefits	81,336	81,545	162,246	165,826
Occupancy and equipment	12,522	12,746	25,508	25,473
Data processing and communications expenses	13,451	12,155	26,485	24,727
Credit resolution-related expenses	848	496	1,283	(469)
Advertising and marketing	2,627	3,122	6,159	5,110
Amortization of intangible assets	4,688	5,144	9,394	10,325
Merger and conversion charges	—	—	—	977
Loan servicing expense	8,771	9,920	17,102	18,839
Other noninterest expenses	24,160	17,068	39,647	35,208
Total noninterest expense	148,403	142,196	287,824	286,016

Income before income tax expense	82,970	118,085	161,522	227,489
Income tax expense	20,335	28,019	38,466	55,725
Net income	62,635	90,066	123,056	171,764

Other comprehensive loss
Net unrealized holding losses arising during period on debt securities available-for-sale, net of tax benefit of $(5,118), $(2,870), $(1,399) and $(7,503)	(15,037)	(10,794)	(4,111)	(28,225)
Total other comprehensive loss	(15,037)	(10,794)	(4,111)	(28,225)
Comprehensive income	$47,598	$79,272	$118,945	$143,539

Basic earnings per common share	$0.91	$1.30	$1.78	$2.48
Diluted earnings per common share	$0.91	$1.30	$1.78	$2.47
Weighted average common shares outstanding
Basic	68,990	69,136	69,085	69,246
Diluted	69,035	69,316	69,192	69,485
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2023	72,484,210	$72,484	$1,937,664	$1,362,512	$(35,581)	3,110,347	$(83,884)	$3,253,195
Issuance of restricted shares	30,420	31	(31)	—	—	—	—	—
Share-based compensation	—	—	2,232	—	—	—	—	2,232
Purchase of treasury shares	—	—	—	—	—	264,500	(7,990)	(7,990)
Net income	—	—	—	62,635	—	—	—	62,635
Dividends on common shares ($0.15 per share)	—	—	—	(10,405)	—	—	—	(10,405)
Other comprehensive loss during the period	—	—	—	—	(15,037)	—	—	(15,037)
Balance, June 30, 2023	72,514,630	$72,515	$1,939,865	$1,414,742	$(50,618)	3,374,847	$(91,874)	$3,284,630

	Six Months Ended June 30, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of restricted shares	131,930	132	(132)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	102,973	103	(103)	—	—	—	—	—
Proceeds from exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	4,429	—	—	—	—	4,429
Purchase of treasury shares	—	—	—	—	—	480,170	(17,048)	(17,048)
Net income	—	—	—	123,056	—	—	—	123,056
Dividends on common shares ($0.30 per share)	—	—	—	(20,849)	—	—	—	(20,849)
Cumulative effect of change in accounting principle for ASU 2022-02	—	—	—	1,277	—	—	—	1,277
Other comprehensive loss during the period	—	—	—	—	(4,111)	—	—	(4,111)
Balance, June 30, 2023	72,514,630	$72,515	$1,939,865	$1,414,742	$(50,618)	3,374,847	$(91,874)	$3,284,630

	Three Months Ended June 30, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2022	72,212,322	$72,212	$1,928,702	$1,077,725	$(1,841)	2,773,238	$(69,639)	$3,007,159
Issuance of restricted shares	18,953	19	(19)	—	—	—	—	—
Forfeitures of restricted shares	(10,751)	(11)	(81)	—	—	—	—	(92)
Proceeds from exercise of stock options	31,332	31	849	—	—	—	—	880
Share-based compensation	—	—	1,637	—	—	—	—	1,637
Purchase of treasury shares	—	—	—	—	—	118,157	(5,048)	(5,048)
Net income	—	—	—	90,066	—	—	—	90,066
Dividends on common shares ($0.15 per share)	—	—	—	(10,432)	—	—	—	(10,432)
Other comprehensive loss during the period	—	—	—	—	(10,794)	—	—	(10,794)
Balance, June 30, 2022	72,251,856	$72,251	$1,931,088	$1,157,359	$(12,635)	2,891,395	$(74,687)	$3,073,376

	Six Months Ended June 30, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	164,346	164	1,177	—	—	—	—	1,341
Forfeitures of restricted shares	(10,751)	(10)	(81)	—	—	—	—	(91)
Proceeds from exercise of stock options	81,135	80	2,244	—	—	—	—	2,324
Share-based compensation	—	—	2,935	—	—	—	—	2,935
Purchase of treasury shares	—	—	—	—	—	483,497	(22,282)	(22,282)
Net income	—	—	—	171,764	—	—	—	171,764
Dividends on common shares ($0.30 per share)	—	—	—	(20,841)	—	—	—	(20,841)
Other comprehensive loss during the period	—	—	—	—	(28,225)	—	—	(28,225)
Balance, June 30, 2022	72,251,856	$72,251	$1,931,088	$1,157,359	$(12,635)	2,891,395	$(74,687)	$3,073,376

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$123,056	$171,764
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	9,409	9,191
Net losses on sale or disposal of premises and equipment	74	39
Provision for credit losses	95,245	21,155
Net write-downs and (gains) losses on sale of other real estate owned	37	(1,758)
Share-based compensation expense	4,429	3,045
Amortization of intangible assets	9,394	10,325
Amortization of operating lease right of use assets	5,672	5,750
Provision for deferred taxes	(10,507)	10,505
Net (accretion) amortization of debt securities available-for-sale	(2,834)	588
Net (accretion) amortization of debt securities held-to-maturity	(88)	51
Net amortization of other investments	753	396
Net gain on securities	—	(221)
Accretion of discount on purchased loans, net	(464)	(627)
Net amortization on other borrowings	703	216
Amortization of subordinated deferrable interest debentures	997	997
Loan servicing asset recovery	—	(20,492)
Originations of mortgage loans held for sale	(1,839,990)	(2,406,310)
Payments received on mortgage loans held for sale	8,629	19,746
Proceeds from sales of mortgage loans held for sale	1,826,177	2,833,622
Net (gains) losses on sale of mortgage loans held for sale	(819)	78,173
Originations of SBA loans	(22,506)	(30,793)
Proceeds from sales of SBA loans	24,972	40,286
Net gains on sale of SBA loans	(1,231)	(3,484)
Increase in cash surrender value of bank owned life insurance	(4,482)	(3,716)
Gain on bank owned life insurance proceeds	(486)	—
Gain on debt redemption	(1,027)	—
Change attributable to other operating activities	(949)	(24,580)
Net cash provided by operating activities	224,164	713,868

Investing Activities, net of effects of business combinations
Purchases of debt securities available-for-sale	—	(613,715)
Purchases of debt securities held-to-maturity	(8,543)	(33,217)
Proceeds from maturities and paydowns of debt securities available-for-sale	37,021	117,664
Proceeds from maturities and paydowns of debt securities held-to-maturity	982	1,362
Net (increase) decrease in other investments	583	(2,123)
Net increase in loans	(653,613)	(1,533,706)
Purchases of premises and equipment	(7,881)	(8,192)
Proceeds from sale of premises and equipment	19	46
Proceeds from sales of other real estate owned	1,955	4,962
Purchases of bank owned life insurance	—	(50,000)
Proceeds from bank owned life insurance	1,890	—
Net cash and cash equivalents paid in acquisitions	—	(14,003)
Net cash used in investing activities	(627,587)	(2,130,922)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Financing Activities, net of effects of business combinations
Net increase in deposits	$980,387	$19,429
Net decrease in securities sold under agreements to repurchase	—	(4,892)
Proceeds from other borrowings	10,625,000	—
Repayment of other borrowings	(10,963,423)	(314,503)
Proceeds from exercise of stock options	476	2,324
Dividends paid - common stock	(20,971)	(20,843)
Purchase of treasury shares	(17,048)	(22,282)
Net cash provided by (used in) financing activities	604,421	(340,767)

Net increase (decrease) in cash, cash equivalents and restricted cash	200,998	(1,757,821)
Cash, cash equivalents and restricted cash at beginning of period	1,118,132	4,064,657
Cash, cash equivalents and restricted cash at end of period	$1,319,130	$2,306,836

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$182,077	$23,472
Income taxes	62,186	51,851
Loans transferred to other real estate owned	7,319	229
Loans transferred from loans held for sale to loans held for investment	5,374	167,727
Loans provided for the sales of other real estate owned	—	2,288
Right-of-use assets obtained in exchange for new operating lease liabilities	2,022	1,537
Assets acquired in business acquisitions	—	10,734
Liabilities assumed in business acquisitions	—	(3,269)
Change in unrealized loss on securities available-for-sale, net of tax	(4,111)	(28,225)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2023

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2023, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. There was no restricted cash held at both June 30, 2023 and December 31, 2022.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations. The reclassifications had no effect on net income or shareholders' equity as previously reported.

Accounting Standards Adopted in 2023

ASU No. 2022-02 – Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the troubled debt restructuring ("TDR") measurement and recognition guidance and requires that entities evaluate whether the modification represents a new loan or a continuation of an existing loan consistent with the accounting for other loan modifications. Additional disclosures relating to modifications to borrowers experiencing financial difficulty are required under ASU 2022-02. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination. The Company adopted this ASU effective January 1, 2023 on a prospective basis, except for the amendments related to recognition and measurement of TDRs, which were adopted using the modified retrospective method. The adoption was not material and resulted in a reduction to the allowance for credit losses of $1.7 million and an increase to retained earnings of $1.3 million.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
U.S. Treasuries	$779,382	$—	$—	$(20,716)	$758,666
U.S. government-sponsored agencies	1,029	—	—	(57)	972
State, county and municipal securities	33,340	—	1	(1,113)	32,228
Corporate debt securities	15,897	(82)	—	(760)	15,055
SBA pool securities	25,799	—	3	(1,976)	23,826
Mortgage-backed securities	669,371	—	16	(39,778)	629,609
Total debt securities available-for-sale	$1,524,818	$(82)	$20	$(64,400)	$1,460,356

December 31, 2022
U.S. Treasuries	$775,784	$—	$131	$(16,381)	$759,534
U.S. government-sponsored agencies	1,036	—	—	(57)	979
State, county and municipal securities	35,358	—	17	(1,180)	34,195
Corporate debt securities	16,397	(75)	—	(396)	15,926
SBA pool securities	29,422	—	3	(2,027)	27,398
Mortgage-backed securities	701,008	—	113	(39,093)	662,028
Total debt securities available-for-sale	$1,559,005	$(75)	$264	$(59,134)	$1,500,060

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
State, county and municipal securities	$31,905	$—	$(5,297)	$26,608
Mortgage-backed securities	110,608	—	(15,325)	95,283
Total debt securities held-to-maturity	$142,513	$—	$(20,622)	$121,891

December 31, 2022
State, county and municipal securities	$31,905	$—	$(5,380)	$26,525
Mortgage-backed securities	102,959	—	(14,946)	88,013
Total debt securities held-to-maturity	$134,864	$—	$(20,326)	$114,538

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of June 30, 2023, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$95,908	$94,723	$—	$—
Due from one year to five years	724,844	704,037	—	—
Due from five to ten years	12,849	12,129	—	—
Due after ten years	21,846	19,858	31,905	26,608
Mortgage-backed securities	669,371	629,609	110,608	95,283
	$1,524,818	$1,460,356	$142,513	$121,891

Securities with a carrying value of approximately $860.6 million and $861.6 million at June 30, 2023 and December 31, 2022, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasuries	$522,853	$(11,833)	$235,813	$(8,883)	$758,666	$(20,716)
U.S. government-sponsored agencies	—	—	972	(57)	972	(57)
State, county and municipal securities	19,141	(337)	12,002	(776)	31,143	(1,113)
Corporate debt securities	867	(30)	13,188	(730)	14,055	(760)
SBA pool securities	465	(28)	23,198	(1,948)	23,663	(1,976)
Mortgage-backed securities	328,380	(16,691)	299,788	(23,087)	628,168	(39,778)
Total debt securities available-for-sale	$871,706	$(28,919)	$584,961	$(35,481)	$1,456,667	$(64,400)

December 31, 2022
U.S. Treasuries	$725,250	$(16,381)	$—	$—	$725,250	$(16,381)
U.S. government sponsored agencies	979	(57)	—	—	979	(57)
State, county and municipal securities	27,438	(1,180)	—	—	27,438	(1,180)
Corporate debt securities	13,271	(126)	1,155	(270)	14,426	(396)
SBA pool securities	17,806	(1,298)	9,329	(729)	27,135	(2,027)
Mortgage-backed securities	620,544	(37,774)	16,847	(1,319)	637,391	(39,093)
Total debt securities available-for-sale	$1,405,288	$(56,816)	$27,331	$(2,318)	$1,432,619	$(59,134)

As of June 30, 2023, the Company’s available-for-sale security portfolio consisted of 429 securities, 423 of which were in an unrealized loss position. At June 30, 2023, the Company held 327 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At June 30, 2023, the Company held 30 U.S. Small Business Administration (“SBA”) pool securities, 31 state, county and municipal securities, six corporate securities, one U.S. government-sponsored agency security, and 28 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2023
State, county and municipal securities	$7,486	$(514)	$19,122	$(4,783)	$26,608	$(5,297)
Mortgage-backed securities	31,528	(1,270)	63,755	(14,055)	95,283	(15,325)
Total debt securities held-to-maturity	$39,014	$(1,784)	$82,877	$(18,838)	$121,891	$(20,622)

December 31, 2022
State, county and municipal securities	$16,512	$(1,488)	$10,013	$(3,892)	$26,525	$(5,380)
Mortgage-backed securities	32,471	(1,925)	55,542	(13,021)	88,013	(14,946)
Total debt securities held-to-maturity	$48,983	$(3,413)	$65,555	$(16,913)	$114,538	$(20,326)

As of June 30, 2023, the Company’s held-to-maturity security portfolio consisted of 27 securities, all of which were in an unrealized loss position. At June 30, 2023, the Company held 21 mortgage-backed securities and six state, county and municipal securities that were in an unrealized loss position.

At June 30, 2023 and December 31, 2022, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2023, management determined that $82,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $64.4 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for credit losses	2023	2022	2023	2022
Beginning balance	$82	$—	$75	$—
Provision for other credit losses	—	88	7	88
Ending balance	$82	$88	$82	$88

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Unrealized holding gains (losses) on equity securities	$(6)	$(22)	$—	$(49)
Net realized gains on sales of other investments	—	270	—	270
Net gain (loss) on securities	$(6)	$248	$—	$221

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial, financial and agricultural	$2,718,831	$2,679,403
Consumer	307,486	384,037
Indirect automobile	63,231	108,648
Mortgage warehouse	1,147,413	1,038,924
Municipal	510,410	509,151
Premium finance	988,731	1,023,479
Real estate – construction and development	2,217,744	2,086,438
Real estate – commercial and farmland	7,815,779	7,604,867
Real estate – residential	4,702,134	4,420,306
	$20,471,759	$19,855,253

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $69.8 million and $69.3 million at June 30, 2023 and December 31, 2022, respectively. The Company had no recorded allowance for credit related to accrued interest on loans at both June 30, 2023 and December 31, 2022.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial, financial and agricultural	$8,774	$11,094
Consumer	235	420
Indirect automobile	318	346
Real estate – construction and development	447	523
Real estate – commercial and farmland	10,657	13,203
Real estate – residential(1)	106,249	109,222
	$126,680	$134,808

(1) Included in real estate - residential were $69.7 million and $69.6 million of serviced GNMA-guaranteed nonaccrual loans at June 30, 2023 and December 31, 2022, respectively.

There was no interest income recognized on nonaccrual loans during the six months ended June 30, 2023 and 2022.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial, financial and agricultural	$1,344	$33
Real estate – commercial and farmland	7,997	1,464
Real estate – residential	61,573	58,734
	$70,914	$60,231

The following table presents an analysis of past-due loans as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2023
Commercial, financial and agricultural	$12,380	$5,976	$10,370	$28,726	$2,690,105	$2,718,831	$4,385
Consumer	5,111	815	435	6,361	301,125	307,486	331
Indirect automobile	138	49	136	323	62,908	63,231	—
Mortgage warehouse	—	—	—	—	1,147,413	1,147,413	—
Municipal	—	—	—	—	510,410	510,410	—
Premium finance	6,795	9,087	8,387	24,269	964,462	988,731	8,387
Real estate – construction and development	1,061	19	764	1,844	2,215,900	2,217,744	321
Real estate – commercial and farmland	2,782	2,883	7,755	13,420	7,802,359	7,815,779	—
Real estate – residential	31,604	12,691	102,664	146,959	4,555,175	4,702,134	—
Total	$59,871	$31,520	$130,511	$221,902	$20,249,857	$20,471,759	$13,424

December 31, 2022
Commercial, financial and agricultural	$16,219	$5,451	$11,632	$33,302	$2,646,101	$2,679,403	$3,267
Consumer	2,539	3,163	741	6,443	377,594	384,037	472
Indirect automobile	466	77	267	810	107,838	108,648	—
Mortgage warehouse	—	—	—	—	1,038,924	1,038,924	—
Municipal	—	—	—	—	509,151	509,151	—
Premium finance	13,859	10,620	13,626	38,105	985,374	1,023,479	13,626
Real estate – construction and development	25,367	3,829	966	30,162	2,056,276	2,086,438	500
Real estate – commercial and farmland	1,738	168	10,223	12,129	7,592,738	7,604,867	—
Real estate – residential	35,015	11,329	106,170	152,514	4,267,792	4,420,306	—
Total	$95,203	$34,637	$143,625	$273,465	$19,581,788	$19,855,253	$17,865

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$3,941	$670	$7,128	$6,294
Mortgage warehouse	—	—	—	—
Premium finance	736	—	3,233	—
Real estate – construction and development	601	94	780	13
Real estate – commercial and farmland	9,139	286	15,168	1,428
Real estate – residential	18,437	4,902	15,464	2,066
	$32,854	$5,952	$41,773	$9,801

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of June 30, 2023 and December 31, 2022. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 8 or 9 at June 30, 2023 or December 31, 2022.

As of June 30, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$546,295	$919,283	$454,312	$133,061	$79,731	$67,945	$496,253	$2,696,880
6	25	608	75	118	163	2,301	913	4,203
7	3,548	2,233	2,561	1,185	3,079	2,895	2,247	17,748
Total commercial, financial and agricultural	$549,868	$922,124	$456,948	$134,364	$82,973	$73,141	$499,413	$2,718,831
Current-period gross charge offs	978	12,715	7,700	961	610	2,560	25	25,549
Consumer
Risk Grade:
Pass	$29,695	$23,736	$8,734	$31,252	$19,417	$25,483	$167,962	$306,279
6	—	7	—	1	—	93	198	299
7	12	111	39	99	98	463	86	908
Total consumer	$29,707	$23,854	$8,773	$31,352	$19,515	$26,039	$168,246	$307,486
Current-period gross charge offs	2	222	50	1,076	671	968	203	3,192
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$8,614	$54,028	$—	$62,642
6	—	—	—	—	—	2	—	2
7	—	—	—	—	35	552	—	587
Total indirect automobile	$—	$—	$—	$—	$8,649	$54,582	$—	$63,231
Current-period gross charge offs	—	—	—	—	—	99	—	99
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,064,769	$1,064,769
6	—	—	—	—	—	—	82,644	82,644
7	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,147,413	$1,147,413
Current-period gross charge offs	—	—	—	—	—	—	—	—
Municipal
Risk Grade:
Pass	$2,569	$25,452	$54,458	$184,799	$15,112	$228,020	$—	$510,410
Total municipal	$2,569	$25,452	$54,458	$184,799	$15,112	$228,020	$—	$510,410
Current-period gross charge offs	—	—	—	—	—	—	—	—
Premium Finance
Risk Grade:
Pass	$797,510	$178,702	$4,132	$—	$—	$—	$—	$980,344
7	1,621	6,766	—	—	—	—	—	8,387
Total premium finance	$799,131	$185,468	$4,132	$—	$—	$—	$—	$988,731
Current-period gross charge offs	4	2,955	310	—	—	—	—	3,269

As of June 30, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$218,089	$841,086	$792,121	$191,193	$48,648	$35,502	$75,878	$2,202,517
6	—	—	—	—	—	517	—	517
7	—	592	304	164	—	13,650	—	14,710
Total real estate – construction and development	$218,089	$841,678	$792,425	$191,357	$48,648	$49,669	$75,878	$2,217,744
Current-period gross charge offs	—	—	—	—	—	—	—	—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$351,788	$1,807,366	$1,926,491	$1,148,117	$813,499	$1,556,760	$99,724	$7,703,745
6	—	348	—	1,232	30,476	46,854	500	79,410
7	—	198	449	2,651	4,398	24,928	—	32,624
Total real estate – commercial and farmland	$351,788	$1,807,912	$1,926,940	$1,152,000	$848,373	$1,628,542	$100,224	$7,815,779
Current-period gross charge offs	—	—	—	—	3,151	169	—	3,320
Real Estate - Residential
Risk Grade:
Pass	$451,392	$1,462,604	$1,181,824	$525,870	$253,419	$466,163	$245,958	$4,587,230
6	—	233	142	266	676	2,406	237	3,960
7	809	14,196	21,021	25,900	20,687	26,533	1,798	110,944
Total real estate - residential	$452,201	$1,477,033	$1,202,987	$552,036	$274,782	$495,102	$247,993	$4,702,134
Current-period gross charge offs	24	—	9	—	—	105	59	197
Total Loans
Risk Grade:
Pass	$2,397,338	$5,258,229	$4,422,072	$2,214,292	$1,238,440	$2,433,901	$2,150,544	$20,114,816
6	25	1,196	217	1,617	31,315	52,173	84,492	171,035
7	5,990	24,096	24,374	29,999	28,297	69,021	4,131	185,908
Total loans	$2,403,353	$5,283,521	$4,446,663	$2,245,908	$1,298,052	$2,555,095	$2,239,167	$20,471,759
Total current-period gross charge offs	1,008	15,892	8,069	2,037	4,432	3,901	287	35,626

As of December 31, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$1,127,120	$526,043	$174,120	$109,091	$56,657	$41,612	$621,784	$2,656,427
6	—	13	94	183	895	1,774	317	3,276
7	8,565	1,214	1,182	3,314	545	2,759	2,121	19,700
Total commercial, financial and agricultural	$1,135,685	$527,270	$175,396	$112,588	$58,097	$46,145	$624,222	$2,679,403
Consumer
Risk Grade:
Pass	$41,487	$12,692	$37,906	$23,454	$17,144	$13,825	$236,113	$382,621
6	38	—	—	—	—	98	196	332
7	68	62	216	106	118	431	83	1,084
Total consumer	$41,593	$12,754	$38,122	$23,560	$17,262	$14,354	$236,392	$384,037
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$11,900	$50,749	$45,120	$—	$107,769
6	—	—	—	—	—	11	—	11
7	—	—	—	41	149	678	—	868
Total indirect automobile	$—	$—	$—	$11,941	$50,898	$45,809	$—	$108,648
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$990,106	$990,106
6	—	—	—	—	—	—	22,831	22,831
7	—	—	—	—	—	—	25,987	25,987
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,038,924	$1,038,924
Municipal
Risk Grade:
Pass	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Total municipal	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Premium Finance
Risk Grade:
Pass	$1,000,214	$9,667	$12	$—	$—	$—	$—	$1,009,893
7	13,051	535	—	—	—	—	—	13,586
Total premium finance	$1,013,265	$10,202	$12	$—	$—	$—	$—	$1,023,479
Real Estate – Construction and Development
Risk Grade:
Pass	$834,831	$793,723	$306,084	$69,596	$7,934	$31,490	$27,474	$2,071,132
6	277	—	—	—	173	165	—	615
7	—	783	164	5	13,159	580	—	14,691
Total real estate – construction and development	$835,108	$794,506	$306,248	$69,601	$21,266	$32,235	$27,474	$2,086,438

As of December 31, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,739,021	$1,975,003	$1,085,086	$869,116	$447,311	$1,259,763	$110,848	$7,486,148
6	607	17,974	—	30,841	4,801	18,289	—	72,512
7	387	2,810	3,078	12,007	6,527	21,398	—	46,207
Total real estate – commercial and farmland	$1,740,015	$1,995,787	$1,088,164	$911,964	$458,639	$1,299,450	$110,848	$7,604,867
Real Estate - Residential
Risk Grade:
Pass	$1,524,021	$1,214,724	$548,968	$268,821	$115,693	$393,570	$234,684	$4,300,481
6	236	145	94	688	364	2,910	600	5,037
7	6,735	21,283	25,860	27,173	14,396	17,665	1,676	114,788
Total real estate - residential	$1,530,992	$1,236,152	$574,922	$296,682	$130,453	$414,145	$236,960	$4,420,306
Total Loans
Risk Grade:
Pass	$6,284,768	$4,578,661	$2,340,683	$1,361,730	$699,846	$2,027,031	$2,221,009	$19,513,728
6	1,158	18,132	188	31,712	6,233	23,247	23,944	104,614
7	28,806	26,687	30,500	42,646	34,894	43,511	29,867	236,911
Total loans	$6,314,732	$4,623,480	$2,371,371	$1,436,088	$740,973	$2,093,789	$2,274,820	$19,855,253

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

During the six months ended June 30, 2023, the allowance for credit losses increased due to a decline in forecasted macroeconomic factors, particularly residential and commercial real estate price indices and organic loan growth during the period. The allowance for credit losses was determined at June 30, 2023 using a weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario was weighted at 75% and the upside 10th percentile S-1 scenario was weighted at 25%. The allowance for credit losses was determined at December 31, 2022 solely using the Moody's baseline scenario economic forecast. The current forecast reflects, among other things, declines in forecast levels of home prices and commercial real estate prices compared with the forecast at December 31, 2022.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2023	$45,238	$4,893	$137	$1,924	$354	$893
Provision for loan losses	15,322	1,513	(199)	411	3	51
Loans charged off	(13,316)	(2,052)	(65)	—	—	(1,848)
Recoveries of loans previously charged off	3,545	194	225	—	—	1,680
Balance, June 30, 2023	$50,789	$4,548	$98	$2,335	$357	$776

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2023	$42,841	$87,124	$59,254	$242,658
Provision for loan losses	11,276	12,275	2,991	43,643
Loans charged off	—	(3,320)	(69)	(20,670)
Recoveries of loans previously charged off	472	61	263	6,440
Balance, June 30, 2023	$54,589	$96,140	$62,439	$272,071

Six Months Ended June 30, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025
Adjustment to allowance for adoption of ASU 2022-02	(105)	—	—	—	—	—
Provision for loan losses	31,400	1,836	(418)	217	—	(42)
Loans charged off	(25,549)	(3,192)	(99)	—	—	(3,269)
Recoveries of loans previously charged off	5,588	491	441	—	—	3,062
Balance, June 30, 2023	$50,789	$4,548	$98	$2,335	$357	$776

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677
Adjustment to allowance for adoption of ASU 2022-02	(37)	(722)	(847)	(1,711)
Provision for loan losses	21,395	32,644	5,987	93,019
Loans charged off	—	(3,320)	(197)	(35,626)
Recoveries of loans previously charged off	572	105	453	10,712
Balance, June 30, 2023	$54,589	$96,140	$62,439	$272,071

Three Months Ended June 30, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2022	$25,526	$5,619	$373	$3,010	$384	$2,515
Provision for loan losses	1,738	557	(306)	875	(13)	200
Loans charged off	(4,391)	(1,137)	(41)	—	—	(1,066)
Recoveries of loans previously charged off	2,785	230	265	—	—	1,113
Balance, June 30, 2022	$25,658	$5,269	$291	$3,885	$371	$2,762

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2022	$26,831	$67,033	$29,960	$161,251
Provision for loan losses	(3,954)	(7,647)	21,777	13,227
Loans charged off	—	(81)	(137)	(6,853)
Recoveries of loans previously charged off	355	44	225	5,017
Balance, June 30, 2022	$23,232	$59,349	$51,825	$172,642

Six Months Ended June 30, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729
Provision for loan losses	1,953	1,346	(596)	654	(30)	108
Loans charged off	(8,805)	(2,562)	(129)	—	—	(2,435)
Recoveries of loans previously charged off	5,681	388	540	—	—	2,360
Balance, June 30, 2022	$25,658	$5,269	$291	$3,885	$371	$2,762

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582
Provision for loan losses	614	(17,199)	23,643	10,493
Loans charged off	—	(1,364)	(137)	(15,432)
Recoveries of loans previously charged off	573	81	376	9,999
Balance, June 30, 2022	$23,232	$59,349	$51,825	$172,642

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

(dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$1,207	$1,997	$3,204	0.1%
Real estate – construction and development	—	286	286	—%
Real estate – commercial and farmland	—	1,206	1,206	—%
Total	$1,207	$3,489	$4,696	—%
The Company does not have any commitments to lend additional funds to borrowers experiencing financial difficulty for which the Company has modified their loans.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2023:

Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were reduced approximately 32% for three months before returning to a fully amortizing payment structure thereafter.
Commercial, financial and agricultural	Payments were reduced approximately 73% for four months before requiring full repayment.

Term Extension
Loan Type	Financial Effect
Commercial, financial and agricultural	Maturity dates were extended for an average of 10.5 months.
Real estate – construction and development	Maturity date was extended for 11 months.
Real estate – commercial and farmland	Maturity dates were extended for an average of 10.5 months.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$2,707	$497	$—	$—	$3,204
Real estate – construction and development	286	—	—	—	286
Real estate – commercial and farmland	706	500	—	—	1,206
Total	$3,699	$997	$—	$—	$4,696

The following table provides the amortized cost basis of financing receivables that had a payment default during both the three and six months ended June 30, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension
Commercial, financial and agricultural	$497
Real estate – commercial and farmland	500
Total	$997

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2023	December 31, 2022
FHLB borrowings:
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.150%	$—	$300,000
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.110%	—	50,000
Fixed Rate Advance due January 12, 2023; fixed interest rate of 4.140%	—	50,000
Fixed Rate Advance due January 13, 2023; fixed interest rate of 4.150%	—	50,000
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.170%	—	350,000
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.250%	—	150,000
Fixed Rate Advance due January 18, 2023; fixed interest rate of 4.260%	—	200,000
Fixed Rate Advance due January 19, 2023; fixed interest rate of 4.230%	—	50,000
Fixed Rate Advance due January 20, 2023; fixed interest rate of 4.220%	—	150,000
Fixed Rate Advance due January 27, 2023; fixed interest rate of 4.230%	—	100,000
Fixed Rate Advance due July 19, 2023; fixed interest rate of 5.210%	500,000	—
Fixed Rate Advance due July 20, 2023; fixed interest rate of 5.210%	100,000	—
Fixed Rate Advance due July 21, 2023; fixed interest rate of 5.200%	100,000	—
Fixed Rate Advance due July 24, 2023; fixed interest rate of 5.200%	175,000	—
Fixed Rate Advance due July 31, 2023; fixed interest rate of 5.240%	200,000	—
Daily Rate Credit due December 5, 2023, fixed interest rate of 5.320%	100,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,383	1,389
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	958	961
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,202	1,275

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $0 and $551, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	—	74,449
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,436 and $1,680, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	109,064	118,320
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $845 and $906, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	75,845	75,906
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,463 and $1,564, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,537	108,436

Other Debt:
Advance from correspondent bank due November 28, 2024; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.50%	10,000	—
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	10,000	—
	$1,536,989	$1,875,736

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2023, $3.30 billion was available for borrowing on lines with the FHLB.

As of June 30, 2023, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2023, the Bank had $3.58 billion of loans pledged at the Federal Reserve discount window and had $2.63 billion available for borrowing.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statement of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2023
Balance, March 31, 2023	$(35,581)
Unrealized loss on debt securities available-for-sales, net of tax	(15,037)
Balance, June 30, 2023	$(50,618)

Three Months Ended June 30, 2022
Balance, June 30, 2022	$(1,841)
Unrealized loss on debt securities available-for-sales, net of tax	(10,794)
Balance, June 30, 2022	$(12,635)

Six Months Ended June 30, 2023
Balance, December 31, 2022	$(46,507)
Unrealized loss on debt securities available-for-sales, net of tax	(4,111)
Balance, June 30, 2023	$(50,618)

Six Months Ended June 30, 2022
Balance, December 31, 2021	$15,590
Unrealized loss on debt securities available-for-sales, net of tax	(28,225)
Balance, June 30, 2022	$(12,635)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(share data in thousands)	2023	2022	2023	2022
Average common shares outstanding	68,990	69,136	69,085	69,246
Common share equivalents:
Stock options	—	16	—	24
Nonvested restricted share grants	—	46	57	97
Performance stock units	45	118	50	118
Average common shares outstanding, assuming dilution	69,035	69,316	69,192	69,485

For the three months ended June 30, 2023, there were 345,576 anti-dilutive nonvested restricted share grants and performance stock units excluded from the computation of earnings per share. For the three months ended June 30, 2022, there were 33,536 anti-dilutive performance stock units excluded from the computation of earnings per share. There were 84,487 anti-dilutive performance stock units excluded from the computation of earnings per share for the six months ended June 30, 2023 There were no anti-dilutive securities excluded from the computation of earnings per share for the six months ended June 30, 2022.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	June 30, 2023	December 31, 2022
Mortgage loans held for sale	$391,212	$390,583
SBA loans held for sale	260	1,495
Total loans held for sale	$391,472	$392,078

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

A net loss of $3.3 million and a net gain of $2.3 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, a net gain of $11.2 million and a net loss of $32.7 million, respectively, resulting from changes in fair value of these mortgage loans were recorded in income. Net gains of $7.9 million and $5.1 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, net losses of $27.1 million and $1.2 million, respectively, resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The changes in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Aggregate fair value of mortgage loans held for sale	$391,212	$390,583
Aggregate unpaid principal balance of mortgage loans held for sale	387,893	389,610
Past-due loans of 90 days or more	2,018	—
Nonaccrual loans	2,018	—
Unpaid principal balance of nonaccrual loans	1,980	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Aggregate fair value of SBA loans held for sale	$260	$1,495
Aggregate unpaid principal balance of SBA loans held for sale	240	1,350
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2023 and December 31, 2022:

	Recurring Basis Fair Value Measurements
	June 30, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. Treasuries	$758,666	$758,666	$—	$—
U.S. government sponsored agencies	972	—	972	—
State, county and municipal securities	32,228	—	32,228	—
Corporate debt securities	15,055	—	14,080	975
SBA pool securities	23,826	—	23,826	—
Mortgage-backed securities	629,609	—	629,609	—
Loans held for sale	391,472	—	391,472	—
Derivative financial instruments	7,186	—	7,186	—
Mortgage banking derivative instruments	9,016	—	9,016	—
Total recurring assets at fair value	$1,868,030	$758,666	$1,108,389	$975
Financial liabilities:
Derivative financial instruments	$7,400	$—	$7,400	$—
Total recurring liabilities at fair value	$7,400	$—	$7,400	$—

	Recurring Basis Fair Value Measurements
	December 31, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. Treasuries	$759,534	$759,534	$—	$—
U.S. government sponsored agencies	979	—	979	—
State, county and municipal securities	34,195	—	34,195	—
Corporate debt securities	15,926	—	14,771	1,155
SBA pool securities	27,398	—	27,398	—
Mortgage-backed securities	662,028	—	662,028	—
Loans held for sale	392,078	—	392,078	—
Derivative financial instruments	4,580	—	4,580	—
Mortgage banking derivative instruments	3,933	—	3,933	—
Total recurring assets at fair value	$1,900,651	$759,534	$1,139,962	$1,155
Financial liabilities:
Derivative financial instruments	$4,574	$—	$4,574	$—
Total recurring liabilities at fair value	$4,574	$—	$4,574	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2023 and December 31, 2022:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Collateral-dependent loans	$26,902	$—	$—	$26,902
Total nonrecurring assets at fair value	$26,902	$—	$—	$26,902

December 31, 2022
Collateral-dependent loans	$31,972	$—	$—	$31,972
Total nonrecurring assets at fair value	$31,972	$—	$—	$31,972

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2023 and the year ended December 31, 2022, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2023
Recurring:
Debt securities available-for-sale	$975	Discounted cash flows	Probability of Default	13.2%	13.2%
			Loss Given Default	44%	44%
Nonrecurring:
Collateral-dependent loans	$26,902	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 75%	29%

December 31, 2022
Recurring:
Debt securities available-for-sale	$1,155	Discounted cash flows	Probability of Default	12.1%	12.1%
			Loss Given Default	41%	41%
Nonrecurring:
Collateral-dependent loans	$31,972	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 48%	27%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		June 30, 2023
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$284,552	$284,552	$—	$—	$284,552
Federal funds sold and interest-bearing accounts	1,034,578	1,034,578	—	—	1,034,578
Debt securities held-to-maturity	142,513	—	121,891	—	121,891
Loans, net	20,172,786	—	—	19,515,996	19,515,996
Accrued interest receivable	77,360	—	7,537	69,823	77,360
Financial liabilities:
Deposits	20,443,125	—	20,452,110	—	20,452,110
Other borrowings	1,536,989	—	1,522,335	—	1,522,335
Subordinated deferrable interest debentures	129,319	—	141,225	—	141,225
Accrued interest payable	24,929	—	24,929	—	24,929

		Fair Value Measurements
		December 31, 2022
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$284,567	$284,567	$—	$—	$284,567
Federal funds sold and interest-bearing accounts	833,565	833,565	—	—	833,565
Debt securities held-to-maturity	134,864	—	114,538		114,538
Loans, net	19,617,604	—	—	19,067,612	19,067,612
Accrued interest receivable	77,042	—	7,694	69,348	77,042
Financial liabilities:
Deposits	19,462,738	—	19,455,187	—	19,455,187
Other borrowings	1,875,736	—	1,861,850	—	1,861,850
Subordinated deferrable interest debentures	128,322	—	125,988	—	125,988
Accrued interest payable	10,530	—	10,530	—	10,530

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$5,398,013	$6,318,039
Unused home equity lines of credit	376,944	345,001
Financial standby letters of credit	39,096	33,557
Mortgage interest rate lock commitments	302,208	148,148

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2023 and the year ended December 31, 2022.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$52,757	$42,194	$52,411	$33,185
Provision for unfunded commitments	1,873	1,779	2,219	10,788
Balance at end of period	$54,630	$43,973	$54,630	$43,973

Other Commitments

As of June 30, 2023, letters of credit issued by the FHLB totaling $900.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

Litigation and Regulatory Contingencies

The Company has been involved in various legal proceedings with William J. Villari, who formerly owned US Premium Finance Holding Company (“USPF”), a provider of commercial insurance premium finance loans that the Company acquired in January 2018. First, on December 13, 2018, Mr. Villari filed a demand for arbitration, claiming that the Bank’s termination of his employment for “cause” was improper and that he was entitled to additional compensation from the Company and the Bank under his employment agreement. Second, on December 28, 2018, Mr. Villari and his wholly owned company, P1 Finance Holdings LLC (“P1”), filed a lawsuit against the Bank in Broward County, Florida, seeking additional compensation for his service while an employee, as well as other relief. Third, on May 30, 2019, CEBV LLC (“CEBV”), which also is wholly owned by Mr. Villari, filed a lawsuit against the Bank in Duval County, Florida, arising out of a loan purchase agreement with the Bank dated May 8, 2018. CEBV’s complaint in that lawsuit, which also named as a defendant the Company’s former Chief Executive Officer, Dennis J. Zember Jr., sought unspecified damages and other relief related to asserted claims for fraudulent inducement and breach of contract based on the Bank’s alleged failure to provide sufficient assistance to CEBV in collecting on loans purchased by CEBV from the Bank. In addition, on January 30, 2019, the Company and the Bank filed a lawsuit against Mr. Villari in Dekalb County, Georgia, asserting claims for unspecified damages arising from Mr. Villari’s alleged failure to disclose material information in connection with the sale of USPF to the Company and the Bank.

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

On April 24, 2023, all parties to the remaining cases entered into a settlement and release agreement resolving all remaining disputes between them. Subsequently all pending actions and claims concerning those cases were dismissed with prejudice. The terms of the parties’ settlement do not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

Additionally, from time to time, the Company and the Bank are subject to various legal proceedings, claims and disputes that arise in the ordinary course of business. The Company and the Bank are also subject to regulatory examinations, information gathering requests, inquiries and investigations in the ordinary course of business. Based on the Company’s current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal and regulatory matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

However, it is possible that the ultimate resolution of these legal and regulatory matters could have a material adverse effect on the Company’s results of operations and financial condition for any particular period.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$225,284	$52,867	$18,960	$4,915	$19,926	$321,952
Interest expense	53,843	31,450	12,794	2,584	11,741	112,412
Net interest income	171,441	21,417	6,166	2,331	8,185	209,540
Provision for credit losses	40,831	3,278	411	424	572	45,516
Noninterest income	24,652	39,808	1,404	1,476	9	67,349
Noninterest expense
Salaries and employee benefits	55,196	21,930	772	1,316	2,122	81,336
Occupancy and equipment	11,175	1,224	—	40	83	12,522
Data processing and communications expenses	11,898	1,397	44	46	66	13,451
Other expenses	27,643	11,859	223	333	1,036	41,094
Total noninterest expense	105,912	36,410	1,039	1,735	3,307	148,403
Income before income tax expense	49,350	21,537	6,120	1,648	4,315	82,970
Income tax expense	13,312	4,523	1,285	346	869	20,335
Net income	$36,038	$17,014	$4,835	$1,302	$3,446	$62,635

Total assets	$18,274,738	$4,921,354	$1,152,690	$257,350	$1,194,486	$25,800,618
Goodwill	951,148	—	—	—	64,498	1,015,646
Other intangible assets, net	89,335	—	—	—	7,465	96,800

	Three Months Ended June 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$141,844	$38,055	$8,476	$4,757	$9,436	$202,568
Interest expense	(10,278)	17,276	1,776	959	1,471	11,204
Net interest income	152,122	20,779	6,700	3,798	7,965	191,364
Provision for credit losses	10,175	4,499	867	(523)	(94)	14,924
Noninterest income	23,469	57,795	1,041	1,526	10	83,841
Noninterest expense
Salaries and employee benefits	46,733	31,219	208	1,316	2,069	81,545
Occupancy and equipment	11,168	1,406	1	81	90	12,746
Data processing and communications expenses	10,863	1,123	48	29	92	12,155
Other expenses	21,123	12,812	212	539	1,064	35,750
Total noninterest expense	89,887	46,560	469	1,965	3,315	142,196
Income before income tax expense	75,529	27,515	6,405	3,882	4,754	118,085
Income tax expense	19,120	5,779	1,346	815	959	28,019
Net income	$56,409	$21,736	$5,059	$3,067	$3,795	$90,066

Total assets	$17,009,855	$4,418,211	$923,829	$264,227	$1,071,348	$23,687,470
Goodwill	958,558	—	—	—	64,498	1,023,056
Other intangible assets, net	105,198	—	—	—	10,415	115,613

	Six Months Ended June 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$433,499	$101,456	$35,574	$9,290	$37,849	$617,668
Interest expense	86,730	60,012	23,708	5,002	21,024	196,476
Net interest income	346,769	41,444	11,866	4,288	16,825	421,192
Provision for credit losses	87,971	6,131	217	320	606	95,245
Noninterest income	48,550	70,866	1,884	2,081	18	123,399
Noninterest expense
Salaries and employee benefits	111,638	42,090	1,574	2,625	4,319	162,246
Occupancy and equipment	22,781	2,507	1	77	142	25,508
Data processing and communications expenses	23,695	2,466	90	83	151	26,485
Other expenses	46,666	23,606	425	755	2,133	73,585
Total noninterest expense	204,780	70,669	2,090	3,540	6,745	287,824
Income before income tax expense	102,568	35,510	11,443	2,509	9,492	161,522
Income tax expense	26,160	7,457	2,403	527	1,919	38,466
Net income	$76,408	$28,053	$9,040	$1,982	$7,573	$123,056

	Six Months Ended June 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$271,134	$70,887	$15,289	$11,537	$17,095	$385,942
Interest expense	(14,733)	30,813	2,142	1,728	2,084	22,034
Net interest income	285,867	40,074	13,147	9,809	15,011	363,908
Provision for credit losses	15,401	6,086	645	(666)	(311)	21,155
Noninterest income	44,833	119,444	2,442	4,017	16	170,752
Noninterest expense
Salaries and employee benefits	95,928	62,833	491	2,587	3,987	165,826
Occupancy and equipment	22,242	2,877	2	180	172	25,473
Data processing and communications expenses	22,093	2,295	95	57	187	24,727
Other expenses	41,168	25,457	430	919	2,016	69,990
Total noninterest expense	181,431	93,462	1,018	3,743	6,362	286,016
Income before income tax expense	133,868	59,970	13,926	10,749	8,976	227,489
Income tax expense	36,116	12,594	2,925	2,257	1,833	55,725
Net income	$97,752	$47,376	$11,001	$8,492	$7,143	$171,764

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	June 30, 2023	December 31, 2022
Loan Servicing Rights
Residential mortgage	$160,021	$147,014
SBA	3,097	3,443
Total loan servicing rights	$163,118	$150,457

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

During the three- and six-months ended June 30, 2023, the Company recorded servicing fee income of $15.0 million and $29.2 million, respectively. During the three- and six-months ended June 30, 2022, the Company recorded servicing fee income of $18.9 million and $36.3 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing rights	2023	2022	2023	2022
Beginning carrying value, net	$149,986	$232,236	$147,014	$206,944
Additions	14,731	21,551	22,461	43,252
Amortization	(4,696)	(7,514)	(9,454)	(13,576)
Recoveries	—	10,839	—	20,492
Ending carrying value, net	$160,021	$257,112	$160,021	$257,112

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing valuation allowance	2023	2022	2023	2022
Beginning balance	$—	$16,129	$—	$25,782
Recoveries	—	(10,839)	—	(20,492)
Ending balance	$—	$5,290	$—	$5,290

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	June 30, 2023	December 31, 2022
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$11,373,015	$10,046,052
Composition of residential loans serviced for others:
FHLMC	17.21%	16.80%
FNMA	50.32%	50.09%
GNMA	32.47%	33.11%
Total	100.00%	100.00%
Weighted average term (months)	354	353
Weighted average age (months)	25	22
Modeled prepayment speed	8.47%	8.22%
Decline in fair value due to a 10% adverse change	(3,682)	(5,800)
Decline in fair value due to a 20% adverse change	(7,839)	(11,184)
Weighted average discount rate	11.13%	10.00%
Decline in fair value due to a 10% adverse change	(4,584)	(6,413)
Decline in fair value due to a 20% adverse change	(10,070)	(12,330)

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

During the three- and six-months ended June 30, 2023, the Company recorded servicing fee income of $758,000 and $1.5 million, respectively. During the three- and six-months ended June 30, 2022, the Company recorded servicing fee income of $1.0 million and $1.9 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
SBA servicing rights	2023	2022	2023	2022
Beginning carrying value, net	$3,166	$5,384	$3,443	$5,556
Additions	271	236	315	774
Amortization	(340)	(666)	(661)	(1,376)
Ending carrying value, net	$3,097	$4,954	$3,097	$4,954

(dollars in thousands)	June 30, 2023	December 31, 2022
SBA servicing rights
Unpaid principal balance of loans serviced for others	$318,994	$326,418
Weighted average life (in years)	3.64	3.69
Modeled prepayment speed	18.78%	18.24%
Decline in fair value due to a 10% adverse change	(201)	(177)
Decline in fair value due to a 20% adverse change	(385)	(340)
Weighted average discount rate	14.84%	19.57%
Decline in fair value due to a 100 basis point adverse change	(92)	(83)
Decline in fair value due to a 200 basis point adverse change	(181)	(163)

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

NOTE 11 – GOODWILL

The Company has goodwill at its Banking Division and Premium Finance Division (collectively "the divisions"). The carrying value of goodwill at the Banking Division was $951.1 million at both June 30, 2023 and December 31, 2022. The carrying value of goodwill at the Premium Finance Division was $64.5 million at both June 30, 2023 and December 31, 2022. The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. At December 31, 2022, the Company performed a qualitative assessment of goodwill at the divisions and determined it was more likely than not that, in each case, the reporting unit's fair value exceeded its carrying value. The Company performed an interim qualitative assessment at March 31, 2023 considering the decline in the Company's stock price relative to book value and the impact of recent bank failures on the economy and again determined that it was more likely than not that each reporting unit's fair value exceeded its carrying value.

During the second quarter of 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred due to the sustained decline in the Company's stock price. The Company performed a quantitative analysis of goodwill at the divisions as of June 30, 2023. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach, and the Company also used a market approach comparing to similar public companies' multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at June 30, 2023. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 8% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 20% higher than its carrying value, and the market approach indicated a fair value approximately 9% higher than its carrying value. As a result, management determined no impairment existed at June 30, 2023.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2023, as compared with December 31, 2022, and operating results for the three- and six-month periods ended June 30, 2023 and 2022. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2022 Annual Report on Form 10-K, except as described below. The reader should refer to the notes to our consolidated financial statements in our 2022 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $62.6 million, or $0.91 per diluted share, for the quarter ended June 30, 2023, compared with $90.1 million, or $1.30 per diluted share, for the same period in 2022. The Company’s return on average assets and average shareholders’ equity were 0.98% and 7.63%, respectively, in the second quarter of 2023, compared with 1.54% and 11.87%, respectively, in the second quarter of 2022. During the second quarter of 2022, the Company recorded pre-tax servicing right impairment recovery of $10.8 million and pre-tax gain on bank premises of $39,000. Excluding these adjustment items, the Company’s net income would have been $81.5 million, or $1.18 per diluted share, for the second quarter of 2022.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended June 30,
(in thousands, except share and per share data)	2023	2022
Net income	$62,635	$90,066
Adjustment items:
Servicing right impairment (recovery)	—	(10,838)
Gain on bank premises	—	(39)
Tax effect of adjustment items (Note 1)	—	2,284
After tax adjustment items	—	(8,593)
Adjusted net income	$62,635	$81,473

Weighted average common shares outstanding - diluted	69,034,763	69,316,258
Net income per diluted share	$0.91	$1.30
Adjusted net income per diluted share	$0.91	$1.18

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the second quarter of 2023 and 2022, respectively:

	Three Months Ended June 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$225,284	$52,867	$18,960	$4,915	$19,926	$321,952
Interest expense	53,843	31,450	12,794	2,584	11,741	112,412
Net interest income	171,441	21,417	6,166	2,331	8,185	209,540
Provision for credit losses	40,831	3,278	411	424	572	45,516
Noninterest income	24,652	39,808	1,404	1,476	9	67,349
Noninterest expense
Salaries and employee benefits	55,196	21,930	772	1,316	2,122	81,336
Occupancy and equipment	11,175	1,224	—	40	83	12,522
Data processing and communications expenses	11,898	1,397	44	46	66	13,451
Other expenses	27,643	11,859	223	333	1,036	41,094
Total noninterest expense	105,912	36,410	1,039	1,735	3,307	148,403
Income before income tax expense	49,350	21,537	6,120	1,648	4,315	82,970
Income tax expense	13,312	4,523	1,285	346	869	20,335
Net income	$36,038	$17,014	$4,835	$1,302	$3,446	$62,635

	Three Months Ended June 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$141,844	$38,055	$8,476	$4,757	$9,436	$202,568
Interest expense	(10,278)	17,276	1,776	959	1,471	11,204
Net interest income	152,122	20,779	6,700	3,798	7,965	191,364
Provision for credit losses	10,175	4,499	867	(523)	(94)	14,924
Noninterest income	23,469	57,795	1,041	1,526	10	83,841
Noninterest expense
Salaries and employee benefits	46,733	31,219	208	1,316	2,069	81,545
Occupancy and equipment	11,168	1,406	1	81	90	12,746
Data processing and communications expenses	10,863	1,123	48	29	92	12,155
Other expenses	21,123	12,812	212	539	1,064	35,750
Total noninterest expense	89,887	46,560	469	1,965	3,315	142,196
Income before income tax expense	75,529	27,515	6,405	3,882	4,754	118,085
Income tax expense	19,120	5,779	1,346	815	959	28,019
Net income	$56,409	$21,736	$5,059	$3,067	$3,795	$90,066

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2023 and 2022. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$998,609	$13,686	5.50%	$2,227,453	$4,495	0.81%
Investment securities	1,741,676	16,345	3.76%	1,021,610	7,405	2.91%
Loans held for sale	577,606	8,398	5.83%	944,964	10,036	4.26%
Loans	20,164,938	284,471	5.66%	16,861,674	181,602	4.32%
Total interest-earning assets	23,482,829	322,900	5.52%	21,055,701	203,538	3.88%
Noninterest-earning assets	2,149,017			2,349,500
Total assets	$25,631,846			$23,405,201

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$9,962,189	$55,523	2.24%	$9,790,029	$3,590	0.15%
Time deposits	3,417,220	32,564	3.82%	1,693,740	1,318	0.31%
Securities sold under agreements to repurchase	—	—	—%	1,854	1	0.22%
FHLB advances	1,408,855	17,222	4.90%	48,746	192	1.58%
Other borrowings	316,626	3,902	4.94%	376,829	4,437	4.72%
Subordinated deferrable interest debentures	129,056	3,201	9.95%	127,063	1,666	5.26%
Total interest-bearing liabilities	15,233,946	112,412	2.96%	12,038,261	11,204	0.37%
Demand deposits	6,729,789			7,955,765
Other liabilities	375,062			367,895
Shareholders’ equity	3,293,049			3,043,280
Total liabilities and shareholders’ equity	$25,631,846			$23,405,201
Interest rate spread			2.56%			3.51%
Net interest income		$210,488			$192,334
Net interest margin			3.60%			3.66%

On a tax-equivalent basis, net interest income for the second quarter of 2023 was $210.5 million, an increase of $18.2 million, or 9.4%, compared with $192.3 million reported in the same quarter in 2022. The higher net interest income is primarily a result of growth in investment securities and loans, partially offset by increased cost of funds as market interest rates have risen. Average interest earning assets increased $2.43 billion, or 11.5%, from $21.06 billion in the second quarter of 2022 to $23.48 billion for the second quarter of 2023. This growth in interest-earning assets resulted primarily from organic loan growth and securities purchases, partially offset by a decline in excess liquidity. The Company’s net interest margin during the second quarter of 2023 was 3.60%, down six basis points from 3.66% reported in the second quarter of 2022. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $4.7 billion during the second quarter of 2023, with weighted average yields of 6.83%, compared with $5.3 billion and 4.29%, respectively, during the second quarter of 2022. Loan production in the banking division amounted to $544.3 million during the second quarter of 2023, with weighted average yields of 9.35%, compared with $1.1 billion and 5.24%, respectively, during the second quarter of 2022.

Total interest income, on a tax-equivalent basis, increased to $322.9 million during the second quarter of 2023, compared with $203.5 million in the same quarter of 2022.  Yields on earning assets increased to 5.52% during the second quarter of 2023, compared with 3.88% reported in the second quarter of 2022. During the second quarter of 2023, loans comprised 88.3% of average earning assets, compared with 84.6% in the same quarter of 2022. Yields on loans increased to 5.66% in the second quarter of 2023, compared with 4.32% in the same period of 2022.

The yield on total interest-bearing liabilities increased from 0.37% in the second quarter of 2022 to 2.96% in the second quarter of 2023. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 2.05% in the second quarter of 2023, compared with 0.22% during the second quarter of 2022. Deposit costs increased from 0.10% in the second quarter of 2022 to 1.76% in the second quarter of 2023. Non-deposit funding costs increased from 4.55% in the second quarter of 2022 to 5.26% in the second quarter of 2023. Average balances of interest-bearing deposits and their respective costs for the second quarter of 2023 and 2022 are shown below:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,949,850	1.83%	$3,695,490	0.14%
MMDA	5,002,590	2.82%	5,087,199	0.17%
Savings	1,009,749	0.91%	1,007,340	0.06%
Retail CDs	2,024,014	2.92%	1,693,740	0.31%
Brokered CDs	1,393,206	5.13%	—	—%
Interest-bearing deposits	$13,379,409	2.64%	$11,483,769	0.17%

Provision for Credit Losses

The Company’s provision for credit losses during the second quarter of 2023 amounted to $45.5 million, compared with $14.9 million in the second quarter of 2022. This increase was attributable to the updated economic forecast and organic growth in loans during the quarter. The provision for credit losses for the second quarter of 2023 was comprised of $43.6 million related to loans and $1.9 million related to unfunded commitments, compared with $13.2 million related to loans, $1.8 million related to unfunded commitments and negative $82,000 related to other credit losses for the second quarter of 2022. Non-performing assets as a percentage of total assets decreased four basis points to 0.57% at June 30, 2023, compared with 0.61% at December 31, 2022. The decrease in non-performing assets is primarily attributable to decreases in nonaccruing loans of $8.1 million and accruing loans delinquent 90 days or more of $4.4 million, partially offset by an increase in other real estate owned of $5.3 million. The Company recognized net charge-offs on loans during the second quarter of 2023 of approximately $14.2 million, or 0.28% of average loans on an annualized basis, compared with net charge-offs of approximately $1.8 million, or 0.04%, in the second quarter of 2022. Approximately $2.3 million of net charge-offs for the second quarter of 2023 related to acquired loans which were fully reserved at the acquisition date. The Company’s total allowance for credit losses on loans at June 30, 2023 was $272.1 million, or 1.33% of total loans, compared with $205.7 million, or 1.04% of total loans, at December 31, 2022. This increase is primarily attributable to updated forecast economic conditions.

Noninterest Income

Total noninterest income for the second quarter of 2023 was $67.3 million, a decrease of $16.5 million, or 19.7%, from the $83.8 million reported in the second quarter of 2022.  Income from mortgage banking activities was $40.7 million in the second quarter of 2023, a decrease of $18.0 million, or 30.7%, from $58.8 million in the second quarter of 2022. Total production in the second quarter of 2023 amounted to $1.33 billion, compared with $1.73 billion in the same quarter of 2022, while spread (gain on sale) decreased to 2.18% in the current quarter, compared with 2.36% in the same quarter of 2022. Mortgage banking activities for the second quarter of 2022 were positively impacted by a recovery of prior mortgage servicing right impairment of $10.8 million, compared with no such recovery in the second quarter of 2023 The retail mortgage open pipeline finished the second quarter of 2023 at $652.1 million, compared with $725.9 million at March 31, 2023 and $832.3 million at the end of the second quarter of 2022.

Service charges on deposit accounts increased $147,000, or 1.3%, to $11.3 million in the second quarter of 2023, compared with $11.1 million in the second quarter of 2022. Other noninterest income increased $1.7 million, or 13.1%, to $14.3 million for the second quarter of 2023, compared with $12.7 million during the second quarter of 2022. The increase in other noninterest income was primarily attributable to increased gain on debt redemption, derivative fee income and BOLI income of $1.0 million, $536,000 and $335,000, respectively.

Noninterest Expense

Total noninterest expense for the second quarter of 2023 increased $6.2 million, or 4.4%, to $148.4 million, compared with $142.2 million in the same quarter 2022. Salaries and employee benefits decreased $209,000, or 0.3%, from $81.5 million in the second quarter of 2022 to $81.3 million in the second quarter of 2023, due primarily to decreases in variable commissions tied to mortgage production of $6.2 million, and incentive compensation of $2.9 million, partially offset by a decline in deferred origination costs of $7.4 million and increases in stock compensation of $686,000 and retirement expenses of $300,000. Occupancy and equipment expenses decreased $224,000, or 1.8%, to $12.5 million for the second quarter of 2023, compared with $12.7 million in the second quarter of 2022. Data processing and communications expenses increased $1.3 million, or 10.7%, to $13.5 million in the second quarter of 2023, compared with $12.2 million in the second quarter of 2022. Advertising and marketing expense was $2.6 million in the second quarter of 2023, compared with $3.1 million in the second quarter of 2022. This decrease was primarily related to a marketing campaign begun in the second quarter of 2022 which was narrowed in the second quarter of 2023. Amortization of intangible assets decreased $456,000, or 8.9%, from $5.1 million in the second quarter of 2022 to $4.7 million in the second quarter of 2023. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $1.1 million, or 11.6%, from $9.9 million in the second quarter of 2022 to $8.8 million in the second quarter of 2023, primarily attributable to the sale of a portion of our mortgage servicing portfolio during the third quarter of 2022, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $7.1 million, or 41.6%, from $17.1 million in the second quarter of 2022 to $24.2 million in the second quarter of 2023, due primarily to increases of $3.1 million in FDIC insurance expense, $957,000 in loan related expenses, $1.9 million in other losses and $1.2 million in legal and professional fees.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the second quarter of 2023, the Company reported income tax expense of $20.3 million, compared with $28.0 million in the same period of 2022. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 24.5% and 23.7%, respectively. The increase in the effective tax rate is primarily a result of increased nondeductible FDIC insurance and compensation expenses compared with the same period in 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $123.1 million, or $1.78 per diluted share, for the six months ended June 30, 2023, compared with $171.8 million, or $2.47 per diluted share, for the same period in 2022. The Company’s return on average assets and average shareholders’ equity were 0.98% and 7.58%, respectively, in the six months ended June 30, 2023, compared with 1.48% and 11.47%, respectively, in the same period in 2022. During the first six months of 2023, the Company recorded pre-tax gain on BOLI proceeds of $486,000. During the first six months of 2022, the Company recorded pre-tax merger and conversion charges of $977,000, pre-tax servicing right recovery of $20.5 million and pre-tax loss on bank premises of $45,000. Excluding these adjustment items, the Company’s net income would have been $122.6 million, or $1.77 per diluted share, for the six months ended June 30, 2023 and $156.5 million, or $2.25 per diluted share, for the same period in 2022.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022
Net income available to common shareholders	$123,056	$171,764
Adjustment items:
Merger and conversion charges	—	977
Servicing right recovery	—	(20,492)
Gain on BOLI proceeds	(486)	—
(Gain) loss on bank premises	—	(45)
Tax effect of adjustment items (Note 1)	—	4,308
After tax adjustment items	(486)	(15,252)
Adjusted net income	$122,570	$156,512

Weighted average common shares outstanding - diluted	69,191,512	69,484,508
Net income per diluted share	$1.78	$2.47
Adjusted net income per diluted share	$1.77	$2.25

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the six months ended June 30, 2022 is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$433,499	$101,456	$35,574	$9,290	$37,849	$617,668
Interest expense	86,730	60,012	23,708	5,002	21,024	196,476
Net interest income	346,769	41,444	11,866	4,288	16,825	421,192
Provision for loan losses	87,971	6,131	217	320	606	95,245
Noninterest income	48,550	70,866	1,884	2,081	18	123,399
Noninterest expense
Salaries and employee benefits	111,638	42,090	1,574	2,625	4,319	162,246
Occupancy and equipment	22,781	2,507	1	77	142	25,508
Data processing and communications expenses	23,695	2,466	90	83	151	26,485
Other expenses	46,666	23,606	425	755	2,133	73,585
Total noninterest expense	204,780	70,669	2,090	3,540	6,745	287,824
Income before income tax expense	102,568	35,510	11,443	2,509	9,492	161,522
Income tax expense	26,160	7,457	2,403	527	1,919	38,466
Net income	$76,408	$28,053	$9,040	$1,982	$7,573	$123,056

	Six Months Ended June 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$271,134	$70,887	$15,289	$11,537	$17,095	$385,942
Interest expense	(14,733)	30,813	2,142	1,728	2,084	22,034
Net interest income	285,867	40,074	13,147	9,809	15,011	363,908
Provision for loan losses	15,401	6,086	645	(666)	(311)	21,155
Noninterest income	44,833	119,444	2,442	4,017	16	170,752
Noninterest expense
Salaries and employee benefits	95,928	62,833	491	2,587	3,987	165,826
Occupancy and equipment	22,242	2,877	2	180	172	25,473
Data processing and communications expenses	22,093	2,295	95	57	187	24,727
Other expenses	41,168	25,457	430	919	2,016	69,990
Total noninterest expense	181,431	93,462	1,018	3,743	6,362	286,016
Income before income tax expense	133,868	59,970	13,926	10,749	8,976	227,489
Income tax expense	36,116	12,594	2,925	2,257	1,833	55,725
Net income	$97,752	$47,376	$11,001	$8,492	$7,143	$171,764

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2023 and 2022. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$929,496	$22,799	4.95%	$2,817,071	$5,878	0.42%
Investment securities	1,751,036	31,074	3.58%	862,178	11,879	2.78%
Loans held for sale	534,192	15,405	5.82%	1,020,611	18,168	3.59%
Loans	19,993,794	550,273	5.55%	16,344,409	352,000	4.34%
Total interest-earning assets	23,208,518	619,551	5.38%	21,044,269	387,925	3.72%
Noninterest-earning assets	2,166,794			2,296,516
Total assets	$25,375,312			$23,340,785

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$10,053,594	$99,653	2.00%	$9,844,422	$6,190	0.13%
Time deposits	2,581,979	41,616	3.25%	1,733,656	2,810	0.33%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—%	2,931	4	0.28%
FHLB advances	1,687,286	39,670	4.74%	48,766	382	1.58%
Other borrowings	338,912	9,251	5.50%	410,058	9,601	4.72%
Subordinated deferrable interest debentures	128,808	6,286	9.84%	126,814	3,047	4.85%
Total interest-bearing liabilities	14,790,579	196,476	2.68%	12,166,647	22,034	0.37%
Demand deposits	6,931,852			7,807,929
Other liabilities	381,094			347,109
Shareholders’ equity	3,271,787			3,019,100
Total liabilities and shareholders’ equity	$25,375,312			$23,340,785
Interest rate spread			2.70%			3.35%
Net interest income		$423,075			$365,891
Net interest margin			3.68%			3.51%

On a tax-equivalent basis, net interest income for the six months ended June 30, 2023 was $423.1 million, an increase of $57.2 million, or 15.6%, compared with $365.9 million reported in the same period of 2022. The higher net interest income is a result of growth in average earning assets and increased market rates, partially offset by increased funding costs. Average interest earning assets increased $2.16 billion, or 10.3%, from $21.04 billion in the first six months of 2022 to $23.21 billion for the first six months of 2023. This growth in interest earning assets resulted primarily from organic growth in average loans and investment securities purchases, partially offset by a decline in excess liquidity. The Company’s net interest margin during the first six months of 2023 was 3.68%, up 17 basis points from 3.51% reported for the first six months of 2022. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $8.1 billion during the first six months of 2023, with weighted average yields of 6.72%, compared with $10.0 billion and 3.98%, respectively, during the first six months of 2022. Loan production in the banking division amounted to $1.1 billion during the first six months of 2023 with weighted average yields of 9.03%, compared with $1.9 billion and 5.21%, respectively, during the first six months of 2022.

Total interest income, on a tax-equivalent basis, increased to $619.6 million during the six months ended June 30, 2023, compared with $387.9 million in the same period of 2022. Yields on earning assets increased to 5.38% during the first six months of 2023, compared with 3.72% reported in the same period of 2022. During the first six months of 2023, loans comprised 88.5% of average earning assets, compared with 82.5% in the same period of 2022. Yields on loans increased to 5.55% during the six months ended June 30, 2023, compared with 4.34% in the same period of 2022.

The yield on total interest-bearing liabilities increased from 0.37% during the six months ended June 30, 2022 to 2.68% in the same period of 2023. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 1.82% in the first six months of 2023, compared with 0.22% during the same period of 2022. Deposit costs increased from 0.09% in the first six months of 2022 to 1.46% in the same period of 2023. Non-deposit funding costs increased from 4.47% in the first six months of 2022 to 5.17% in the same period of 2023. The increase in non-deposit funding costs was driven primarily by an increase in index rates. Average balances of interest bearing deposits and their respective costs for the six months ended June 30, 2023 and 2022 are shown below:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$4,047,484	1.65%	$3,690,161	0.11%
MMDA	4,998,417	2.54%	5,163,636	0.15%
Savings	1,007,693	0.72%	990,625	0.06%
Retail CDs	1,819,307	2.48%	1,733,656	0.33%
Brokered CDs	762,672	5.09%	—	—%
Interest-bearing deposits	$12,635,573	2.25%	$11,578,078	0.16%

Provision for Credit Losses

The Company’s provision for credit losses during the six months ended June 30, 2023 amounted to $95.2 million, compared with $21.2 million in the six months ended June 30, 2022. This increase was primarily attributable to the updated economic forecast and organic growth in loans during the first six months of 2023. The provision for credit losses for the first six months of 2023 was comprised of $93.0 million related to loans, $2.2 million related to unfunded commitments and $7,000 related to other credit losses, compared with $10.5 million related to loans, $10.8 million related to unfunded commitments and negative $126,000 related to other credit losses for the same period in 2022. Non-performing assets as a percentage of total assets decreased from 0.61% at December 31, 2022 to 0.57% at June 30, 2023. The decrease in non-performing assets is primarily attributable to decreases in nonaccruing loans of $8.1 million and accruing loans delinquent 90 days or more of $4.4 million, partially offset by an increase in other real estate owned of $5.3 million. Net charge-offs on loans during the first six months of 2023 were $24.9 million, or 0.25% of average loans on an annualized basis, compared with approximately $5.4 million, or 0.07%, in the first six months of 2022. The Company’s total allowance for credit losses on loans at June 30, 2023 was $272.1 million, or 1.33% of total loans, compared with $205.7 million, or 1.04% of total loans, at December 31, 2022. This increase is primarily attributable to organic growth in loans and the updated economic forecast.

Noninterest Income

Total noninterest income for the six months ended June 30, 2023 was $123.4 million, a decrease of $47.4 million, or 27.7%, from the $170.8 million reported for the six months ended June 30, 2022.  Income from mortgage banking activities decreased $49.6 million, or 40.7%, from $121.7 million in the first six months of 2022 to $72.1 million in the same period of 2023. Total production in the first six months of 2023 amounted to $2.28 billion, compared with $3.26 billion in the same period of 2022, while spread (gain on sale) decreased to 2.09% during the six months ended June 30, 2023, compared with 2.63% in the same period of 2022. The retail mortgage open pipeline was $652.1 million at June 30, 2023, compared with $507.1 million at December 31, 2022 and $832.3 million at June 30, 2022. Mortgage banking activities was positively impacted during the first six months of 2022 by a recovery of previous mortgage servicing right impairment of $20.5 million, compared with no such recovery for the same period in 2023.

Other noninterest income increased $2.4 million, or 9.7%, to $27.1 million for the first six months of 2023, compared with $24.7 million during the same period of 2022. The increase in other noninterest income was primarily attributable to increases in fee income from equipment finance, BOLI income, gain on debt redemption and derivative fee income of $1.6 million, $766,000, $1.0 million and $1.7 million, respectively, partially offset by a decrease of $2.6 million in trust income after exiting this business at the end of 2022.

Noninterest Expense

Total noninterest expenses for the six months ended June 30, 2023 increased $1.8 million, or 0.6%, to $287.8 million, compared with $286.0 million in the same period of 2022. Salaries and employee benefits decreased $3.6 million, or 2.2%, from $165.8 million in the first six months of 2022 to $162.2 million in the same period of 2023, primarily due to reductions in mortgage commissions and incentive compensation of $12.7 million and $5.5 million, partially offset by a reduction in deferred loan origination costs of $11.3 million. Data processing and communications expenses increased $1.8 million, or 7.1%, to $26.5 million in the first six months of 2023, from $24.7 million reported in the same period of 2022. Credit resolution-related expenses increased $1.8 million, or 373.6%, from negative $469,000 in the first six months of 2022 to $1.3 million in the same period of 2023. This increase in credit resolution-related expenses primarily resulted from a decrease in gain on sale of OREO properties of $2.0 million. Advertising and marketing expense was $6.2 million in the first six months of 2023, compared with $5.1 million in the first six months of 2022. Amortization of intangible assets decreased $931,000, or 9.0%, from $10.3 million in the first six months of 2022 to $9.4 million in the first six months of 2023. This decrease was primarily related to a reduction in core deposit intangible amortization. There were no merger and conversion charges in the first six months of 2023, compared with $977,000 in the same period in 2022. Loan servicing expenses decreased $1.7 million, or 9.2%, from $18.8 million in the first six months of 2022 to $17.1 million in the same period of 2023, primarily attributable to the sale of a portion of our mortgage servicing portfolio during the third quarter of 2022, partially offset by additional mortgage loans added from mortgage production over the previous year. Other noninterest expenses increased $4.4 million, or 12.6%, from $35.2 million in the first six months of 2022 to $39.6 million in the same period of 2023, due primarily to increases of $4.0 million in FDIC insurance expenses, $2.3 million in legal and professional fees and $1.3 million in other losses. These increases in other noninterest expenses were partially offset by a decrease from the first six months of 2022 in forgery losses of $897,000 and variable expenses tied to production in our mortgage division.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the six months ended June 30, 2023, the Company reported income tax expense of $38.5 million, compared with $55.7 million in the same period of 2022. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 23.8% and 24.5%, respectively. The decrease in the effective tax rate is primarily a result of a discrete charge to the Company's state tax liability and nondeductible merger and conversion charges incurred during the first six months of 2022.

Financial Condition as of June 30, 2023

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

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2023, management determined that $82,000 was attributable to credit impairment and, accordingly, an allowance for credit losses was established. The remaining $64.4 million in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$779,382	$758,666	$775,784	$759,534
U.S. government-sponsored agencies	1,029	972	1,036	979
State, county and municipal securities	33,340	32,228	35,358	34,195
Corporate debt securities	15,897	15,055	16,397	15,926
SBA pool securities	25,799	23,826	29,422	27,398
Mortgage-backed securities	669,371	629,609	701,008	662,028
Total debt securities available-for-sale	$1,524,818	$1,460,356	$1,559,005	$1,500,060

Securities held-to-maturity
State, county and municipal securities	$31,905	$26,608	$31,905	$26,525
Mortgage-backed securities	110,608	95,283	102,959	88,013
Total debt securities held-to-maturity	$142,513	$121,891	$134,864	$114,538

The amounts of securities available-for-sale and held-to-maturity in each category as of June 30, 2023 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$92,834	3.67%	$—	—%	$1,889	4.21%
After one year through five years	665,832	3.16	972	2.16	17,653	3.87
After five years through ten years	—	—	—	—	6,554	4.44
After ten years	—	—	—	—	6,132	3.63
	$758,666	3.22%	$972	2.16%	$32,228	3.96%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$—	—%	$19,709	2.37%
After one year through five years	13,703	6.88	5,876	2.08	259,447	3.24
After five years through ten years	—	—	5,575	2.57	119,940	2.89
After ten years	1,352	8.00	12,375	3.19	230,513	3.25
	$15,055	7.02%	$23,826	2.77%	$629,609	3.15%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	11,997	1.34
After five years through ten years	—	—	46,034	2.96
After ten years	31,905	3.93	52,577	2.26
	$31,905	3.93%	$110,608	2.45%
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

Loans and Allowance for Credit Losses

At June 30, 2023, gross loans outstanding (including loans and loans held for sale) were $20.86 billion, up $615.9 million from $20.25 billion reported at December 31, 2022. Loans increased $616.5 million, or 3.1%, from $19.86 billion at December 31, 2022 to $20.47 billion at June 30, 2023, driven primarily by organic growth. Loans held for sale decreased from $392.1 million at December 31, 2022 to $391.5 million at June 30, 2023 primarily in our SBA division.

The Company regularly monitors the composition of the loan portfolio to evaluate the adequacy of the allowance for credit losses ("ACL") on loans in light of the impact that changes in the economic environment may have on the loan portfolio. The Company focuses on the following loan categories: (1) commercial, financial and agricultural; (2) consumer; (3) indirect automobile; (4) mortgage warehouse; (5) municipal; (6) premium finance; (7) construction and development related real estate; (8) commercial and farmland real estate; and (9) residential real estate. The Company’s management has strategically located its branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina to take advantage of the growth in these areas.

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

At the end of the second quarter of 2023, the ACL on loans totaled $272.1 million, or 1.33% of loans, compared with $205.7 million, or 1.04% of loans, at December 31, 2022. Our nonaccrual loans decreased from $134.8 million at December 31, 2022 to $126.7 million at June 30, 2023. For the first six months of 2023, our net charge off ratio as a percentage of average loans increased to 0.25%, compared with 0.07% for the first six months of 2022. The total provision for credit losses for the first six months of 2023 was $95.2 million, increasing from a provision of $21.2 million recorded for the first six months of 2022. Our ratio of total nonperforming assets to total assets was down four basis points from 0.61% at December 31, 2022 to 0.57% at June 30, 2023.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Balance of allowance for credit losses on loans at beginning of period	$205,677	$167,582
Adjustment to allowance for adoption of ASU 2022-02	(1,711)	—
Provision charged to operating expense	93,019	10,493
Charge-offs:
Commercial, financial and agricultural	25,549	8,805
Consumer	3,192	2,562
Indirect automobile	99	129
Premium finance	3,269	2,435
Real estate – commercial and farmland	3,320	1,364
Real estate – residential	197	137
Total charge-offs	35,626	15,432

Recoveries:
Commercial, financial and agricultural	5,588	5,681
Consumer	491	388
Indirect automobile	441	540
Premium finance	3,062	2,360
Real estate – construction and development	572	573
Real estate – commercial and farmland	105	81
Real estate – residential	453	376
Total recoveries	10,712	9,999
Net charge-offs	24,914	5,433
Balance of allowance for credit losses on loans at end of period	$272,071	$172,642

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2022
Allowance for credit losses on loans at end of period	$272,071	$172,642
Net charge-offs for the period	24,914	5,433
Loan balances:
End of period	20,471,759	17,561,022
Average for the period	19,993,794	16,344,409
Net charge-offs as a percentage of average loans (annualized)	0.25%	0.07%
Allowance for credit losses on loans as a percentage of end of period loans	1.33%	0.98%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial, financial and agricultural	$2,718,831	$2,679,403
Consumer	307,486	384,037
Indirect automobile	63,231	108,648
Mortgage warehouse	1,147,413	1,038,924
Municipal	510,410	509,151
Premium finance	988,731	1,023,479
Real estate – construction and development	2,217,744	2,086,438
Real estate – commercial and farmland	7,815,779	7,604,867
Real estate – residential	4,702,134	4,420,306
	$20,471,759	$19,855,253

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

Nonaccrual loans totaled $126.7 million at June 30, 2023, a decrease of $8.1 million, or 6.0%, from $134.8 million at December 31, 2022. Accruing loans delinquent 90 days or more totaled $13.4 million at June 30, 2023, a decrease of $4.4 million, or 24.9%, compared with $17.9 million at December 31, 2022. At June 30, 2023, OREO totaled $6.2 million, an increase of $5.3 million, or 631.9%, compared with $843,000 at December 31, 2022. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2023, total non-performing assets as a percent of total assets was down four basis points from 0.61% at December 31, 2022 to 0.57% at June 30, 2023.

Non-performing assets at June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans(1)	$126,680	$134,808
Accruing loans delinquent 90 days or more	13,424	17,865
Repossessed assets	9	28
Other real estate owned	6,170	843
Total non-performing assets	$146,283	$153,544

(1) Included in nonaccrual loans were $69.7 million and $69.6 million of serviced GNMA-guaranteed nonaccrual loans at June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2023 and December 31, 2022. The loan categories and concentrations below are based on Federal Reserve Call codes:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$2,217,744	11%	$2,086,438	11%
Multi-family loans	814,461	4%	779,027	4%
Nonfarm non-residential loans (excluding owner-occupied)	4,812,547	24%	4,796,358	24%
Total CRE Loans (excluding owner-occupied)	7,844,752	38%	7,661,823	39%
All other loan types	12,627,007	62%	12,193,430	61%
Total Loans	$20,471,759	100%	$19,855,253	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of June 30, 2023 and December 31, 2022:

	Internal Limit	Actual
		June 30, 2023	December 31, 2022
Construction and development loans	100%	80%	79%
Total CRE loans (excluding owner-occupied)	300%	283%	292%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At June 30, 2023, the Company’s short-term investments were $1.03 billion, compared with $833.6 million at December 31, 2022, all of which was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $9.0 million and $3.9 million at June 30, 2023 and December 31, 2022, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $6.8 million and $4.6 million at June 30, 2023 and December 31, 2022, respectively, and a liability of $7.0 million and $4.6 million at June 30, 2023 and December 31, 2022, respectively.

Deposits

Total deposits at the Company increased $980.4 million, or 5.0%, to $20.44 billion at June 30, 2023, compared with $19.46 billion at December 31, 2022. Noninterest-bearing deposits decreased $1.22 billion, or 15.4%, while interest-bearing deposits increased $2.20 billion, or 19.1%, during the first six months of 2023. The decrease in noninterest-bearing deposits was attributable to a shift in consumer behavior to interest-bearing accounts as interest rates have risen. At June 30 2023, the Company had approximately $1.47 billion in short-term brokered CDs, compared with none at December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had estimated uninsured deposits of $8.34 billion and $9.15 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $2.41 billion, or 28.8%, of the uninsured deposits at June 30, 2023 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Company's Board of Directors has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 27, 2022. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2023.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2023, an aggregate of $13.5 million, or 405,233 shares of the Company's common stock, had been repurchased under the program.

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

As of June 30, 2023, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.27%	9.36%
Ameris Bank	10.30%	10.56%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.25%	9.86%
Ameris Bank	11.38%	11.12%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.25%	9.86%
Ameris Bank	11.38%	11.12%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	13.40%	12.90%
Ameris Bank	12.96%	12.28%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the

Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2023 and December 31, 2022, the net carrying value of the Company’s other borrowings was $1.54 billion and $1.88 billion, respectively. At June 30, 2023, the Company had availability with the FHLB and FRB Discount Window of $3.30 billion and $2.63 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Investment securities available-for-sale to total deposits	7.14%	7.52%	7.71%	6.45%	5.35%
Loans (net of unearned income) to total deposits	100.14%	100.50%	102.02%	96.61%	89.21%
Interest-earning assets to total assets	91.51%	91.71%	91.11%	90.76%	89.88%
Interest-bearing deposits to total deposits	67.19%	61.60%	59.26%	57.14%	58.02%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2023 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Goodwill Impairment Testing

The Company has goodwill at its Banking Division and Premium Finance Division (collectively the "divisions"). The carrying value of goodwill at the Banking Division was $951.1 million at both June 30, 2023 and December 31, 2022. The carrying value of goodwill at the Premium Finance Division was $64.5 million at both June 30, 2023 and December 31, 2022. The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. At December 31, 2022, the Company performed a qualitative assessment of goodwill at the divisions and determined it was more likely than not that, in each case, the reporting unit's fair value exceeded its carrying value. The Company performed an interim qualitative assessment at March 31, 2023 considering the decline in the Company's stock price relative to book value and the impact of recent bank failures on the economy and again determined that it was more likely than not that each reporting unit's fair value exceeded its carrying value.

During the second quarter of 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred due to the sustained decline in the Company's stock price. The Company performed a quantitative analysis of goodwill at the divisions as of June 30, 2023. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach, and the Company also used a market approach comparing to similar public companies' multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at June 30, 2023. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 8% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 20% higher than its carrying value, and the market approach indicated a fair value approximately 9% higher than its carrying value. As a result, management determined no impairment existed at June 30, 2023.

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

The Company also had forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $9.0 million and $3.9 million at June 30, 2023 and December 31, 2022, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $6.8 million and $4.6 million at June 30, 2023 and December 31, 2022, respectively, and a liability of $7.0 million and $4.6 million at June 30, 2023 and December 31, 2022, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing July 1, 2023. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	(3.9)%	6.3%
300	(0.7)%	6.2%
200	1.2%	5.0%
100	0.9%	2.7%
(100)	(1.1)%	(2.9)%
(200)	(2.3)%	(6.3)%
(300)	(3.5)%	(9.8)%
(400)	(4.3)%	(12.9)%

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

During the quarter ended June 30, 2023, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1
April 1, 2023 through April 30, 2023	—	$—	—	$94,479,288
May 1, 2023 through May 31, 2023	264,500	$30.18	264,500	$86,496,795
June 1, 2023 through June 30, 2023	—	$—	—	$86,496,795
Total	264,500	$30.18	264,500	$86,496,795

(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Company’s Board of Directors has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 27, 2022. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2023. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2023, an aggregate of $13.5 million, or 405,233 shares of the Company's common stock, had been repurchased under the program.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through February 23, 2023 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023).

10.1*	Summary of Director Compensation.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2023	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)