Form 10-Q
period 2023-09-30
Ameris Bancorp
filed 2023-11-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

 There were 69,052,061 shares of Common Stock outstanding as of November 3, 2023.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and due from banks	$241,137	$284,567
Federal funds sold and interest-bearing deposits in banks	1,304,636	833,565
Cash and cash equivalents	1,545,773	1,118,132

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $80 and $75	1,424,081	1,500,060
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $115,689 and $114,538)	141,859	134,864
Other investments	104,957	110,992
Loans held for sale, at fair value	381,466	392,078

Loans, net of unearned income	20,201,079	19,855,253
Allowance for credit losses	(290,104)	(205,677)
Loans, net	19,910,975	19,649,576

Other real estate owned, net	3,397	843
Premises and equipment, net	217,564	220,283
Goodwill	1,015,646	1,015,646
Other intangible assets, net	92,375	106,194
Cash value of bank owned life insurance	393,769	388,405
Other assets	465,968	416,213
Total assets	$25,697,830	$25,053,286

Liabilities
Deposits:
Noninterest-bearing	$6,589,610	$7,929,579
Interest-bearing	14,000,735	11,533,159
Total deposits	20,590,345	19,462,738
Other borrowings	1,209,553	1,875,736
Subordinated deferrable interest debentures	129,817	128,322
Other liabilities	421,046	389,090
Total liabilities	22,350,761	21,855,886

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,514,047 and 72,263,727 shares issued	72,514	72,264
Capital surplus	1,942,852	1,935,211
Retained earnings	1,484,424	1,311,258
Accumulated other comprehensive loss, net of tax	(60,818)	(46,507)
Treasury stock, at cost, 3,375,586 and 2,894,677 shares	(91,903)	(74,826)
Total shareholders’ equity	3,347,069	3,197,400
Total liabilities and shareholders’ equity	$25,697,830	$25,053,286

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars and shares in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$304,699	$216,400	$868,675	$584,706
Interest on taxable securities	14,754	10,324	44,969	21,627
Interest on nontaxable securities	331	363	1,009	818
Interest on deposits in other banks and federal funds sold	10,769	7,215	33,568	13,093
Total interest income	330,553	234,302	948,221	620,244

Interest expense
Interest on deposits	102,999	14,034	244,268	23,034
Interest on other borrowings	19,803	7,287	75,010	20,321
Total interest expense	122,802	21,321	319,278	43,355

Net interest income	207,751	212,981	628,943	576,889
Provision for loan losses	30,095	17,469	123,114	27,962
Provision for unfunded commitments	(5,634)	192	(3,415)	10,980
Provision for other credit losses	(2)	(9)	5	(135)
Provision for credit losses	24,459	17,652	119,704	38,807
Net interest income after provision for credit losses	183,292	195,329	509,239	538,082

Noninterest income
Service charges on deposit accounts	12,092	11,168	34,323	33,374
Mortgage banking activity	36,290	40,350	108,424	162,049
Other service charges, commissions and fees	1,221	970	3,167	2,907
Net gain (loss) on securities	(16)	(21)	(16)	200
Other noninterest income	13,594	12,857	40,682	37,546
Total noninterest income	63,181	65,324	186,580	236,076

Noninterest expense
Salaries and employee benefits	81,898	78,697	244,144	244,523
Occupancy and equipment	12,745	12,983	38,253	38,456
Data processing and communications expenses	12,973	12,015	39,458	36,742
Credit resolution-related expenses	(1,360)	126	(77)	(343)
Advertising and marketing	2,723	3,553	8,882	8,663
Amortization of intangible assets	4,425	4,710	13,819	15,035
Merger and conversion charges	—	—	—	977
Loan servicing expense	9,290	9,613	26,392	28,452
Other noninterest expenses	18,752	17,881	58,399	53,089
Total noninterest expense	141,446	139,578	429,270	425,594

Income before income tax expense	105,027	121,075	266,549	348,564
Income tax expense	24,912	28,520	63,378	84,245
Net income	80,115	92,555	203,171	264,319

Other comprehensive loss
Net unrealized holding losses arising during period on debt securities available-for-sale, net of tax benefit of $(3,472), $(10,128), $(4,871) and $(17,631)	(10,200)	(38,099)	(14,311)	(66,324)
Total other comprehensive loss	(10,200)	(38,099)	(14,311)	(66,324)
Comprehensive income	$69,915	$54,456	$188,860	$197,995

Basic earnings per common share	$1.16	$1.34	$2.94	$3.82
Diluted earnings per common share	$1.16	$1.34	$2.94	$3.81
Weighted average common shares outstanding
Basic	68,879	69,125	69,023	69,213
Diluted	68,994	69,327	69,130	69,428
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2023	72,514,630	$72,515	$1,939,865	$1,414,742	$(50,618)	3,374,847	$(91,874)	$3,284,630
Issuance of restricted shares	1,500	2	(2)	—	—	—	—	—
Forfeitures of restricted shares	(2,083)	(3)	(30)	—	—	—	—	(33)
Share-based compensation	—	—	3,019	—	—	—	—	3,019
Purchase of treasury shares	—	—	—	—	—	739	(29)	(29)
Net income	—	—	—	80,115	—	—	—	80,115
Dividends on common shares ($0.15 per share)	—	—	—	(10,433)	—	—	—	(10,433)
Other comprehensive loss during the period	—	—	—	—	(10,200)	—	—	(10,200)
Balance, September 30, 2023	72,514,047	$72,514	$1,942,852	$1,484,424	$(60,818)	3,375,586	$(91,903)	$3,347,069

	Nine Months Ended September 30, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of restricted shares	133,430	134	(134)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	102,973	103	(103)	—	—	—	—	—
Forfeitures of restricted shares	(2,083)	(3)	(30)	—	—	—	—	(33)
Proceeds from exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	7,448	—	—	—	—	7,448
Purchase of treasury shares	—	—	—	—	—	480,909	(17,077)	(17,077)
Net income	—	—	—	203,171	—	—	—	203,171
Dividends on common shares ($0.45 per share)	—	—	—	(31,282)	—	—	—	(31,282)
Cumulative effect of change in accounting principle for ASU 2022-02	—	—	—	1,277	—	—	—	1,277
Other comprehensive loss during the period	—	—	—	—	(14,311)	—	—	(14,311)
Balance, September 30, 2023	72,514,047	$72,514	$1,942,852	$1,484,424	$(60,818)	3,375,586	$(91,903)	$3,347,069

	Three Months Ended September 30, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2022	72,251,856	$72,251	$1,931,088	$1,157,359	$(12,635)	2,891,395	$(74,687)	$3,073,376
Forfeitures of restricted shares	(4,470)	(4)	(38)	—	—	—	—	(42)
Share-based compensation	—	—	1,856	—	—	—	—	1,856
Purchase of treasury shares	—	—	—	—	—	3,282	(139)	(139)
Net income	—	—	—	92,555	—	—	—	92,555
Dividends on common shares ($0.15 per share)	—	—	—	(10,437)	—	—	—	(10,437)
Other comprehensive loss during the period	—	—	—	—	(38,099)	—	—	(38,099)
Balance, September 30, 2022	72,247,386	$72,247	$1,932,906	$1,239,477	$(50,734)	2,894,677	$(74,826)	$3,119,070

	Nine Months Ended September 30, 2022

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	164,346	164	1,177	—	—	—	—	1,341
Forfeitures of restricted shares	(13,889)	(14)	(119)	—	—	—	—	(133)
Proceeds from exercise of stock options	79,803	80	2,244	—	—	—	—	2,324
Share-based compensation	—	—	4,791	—	—	—	—	4,791
Purchase of treasury shares	—	—	—	—	—	486,779	(22,421)	(22,421)
Net income	—	—	—	264,319	—	—	—	264,319
Dividends on common shares ($0.45 per share)	—	—	—	(31,278)	—	—	—	(31,278)
Other comprehensive loss during the period	—	—	—	—	(66,324)	—	—	(66,324)
Balance, September 30, 2022	72,247,386	$72,247	$1,932,906	$1,239,477	$(50,734)	2,894,677	$(74,826)	$3,119,070

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$203,171	$264,319
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation	14,260	13,808
Net losses on sale or disposal of premises and equipment	97	92
Provision for credit losses	119,704	38,807
Net write-downs and (gains) losses on sale of other real estate owned	(1,597)	(1,773)
Share-based compensation expense	7,415	4,859
Amortization of intangible assets	13,819	15,035
Amortization of operating lease right of use assets	8,440	8,783
Provision for deferred taxes	(13,382)	(21,699)
Net (accretion) amortization of debt securities available-for-sale	(4,316)	407
Net (accretion) amortization of debt securities held-to-maturity	(136)	71
Net amortization of other investments	1,108	556
Net (gain) loss on securities	16	(200)
Accretion of discount on purchased loans, net	(1,361)	(30)
Net amortization on other borrowings	774	324
Amortization of subordinated deferrable interest debentures	1,495	1,495
Loan servicing asset recovery	—	(21,824)
Originations of mortgage loans held for sale	(2,818,898)	(3,265,190)
Payments received on mortgage loans held for sale	11,806	21,657
Proceeds from sales of mortgage loans held for sale	2,802,956	3,919,672
Net losses on sale of mortgage loans held for sale	4,447	83,975
Originations of SBA loans	(24,252)	(44,664)
Proceeds from sales of SBA loans	27,129	53,961
Net gains on sale of SBA loans	(1,382)	(5,191)
Increase in cash surrender value of bank owned life insurance	(6,768)	(5,433)
Gain on bank owned life insurance proceeds	(486)	(55)
Loss on sale of mortgage servicing rights	—	316
Gain on debt redemption	(1,148)	—
Change attributable to other operating activities	13,157	711
Net cash provided by operating activities	356,068	1,062,789

Investing Activities, net of effects of business combinations
Purchases of debt securities available-for-sale	(500)	(894,260)
Purchases of debt securities held-to-maturity	(8,543)	(52,111)
Proceeds from maturities and paydowns of debt securities available-for-sale	61,394	147,291
Proceeds from sales of debt securities available-for-sale	216	—
Proceeds from maturities and paydowns of debt securities held-to-maturity	1,684	1,676
Net (increase) decrease in other investments	4,911	(13,364)
Net increase in loans	(400,486)	(2,764,936)
Purchases of premises and equipment	(11,680)	(11,307)
Proceeds from sale of premises and equipment	42	46
Proceeds from sales of other real estate owned	8,756	5,086
Proceeds from sale of mortgage servicing rights	—	119,845
Purchases of bank owned life insurance	—	(50,000)
Proceeds from bank owned life insurance	1,890	101
Net cash and cash equivalents paid in acquisitions	—	(14,003)
Net cash used in investing activities	(342,316)	(3,525,936)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$1,127,607	$(198,634)
Net decrease in securities sold under agreements to repurchase	—	(5,845)
Proceeds from other borrowings	13,837,000	350,000
Repayment of other borrowings	(14,502,809)	(364,539)
Proceeds from exercise of stock options	476	2,324
Dividends paid - common stock	(31,308)	(31,227)
Purchase of treasury shares	(17,077)	(22,421)
Net cash provided by (used in) financing activities	413,889	(270,342)

Net increase (decrease) in cash, cash equivalents and restricted cash	427,641	(2,733,489)
Cash, cash equivalents and restricted cash at beginning of period	1,118,132	4,064,657
Cash, cash equivalents and restricted cash at end of period	$1,545,773	$1,331,168

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$290,972	$42,040
Income taxes	88,353	82,551
Loans transferred to other real estate owned	9,713	346
Loans transferred from loans held for sale to loans held for investment	8,806	192,425
Loans provided for the sales of other real estate owned	—	2,288
Right-of-use assets obtained in exchange for new operating lease liabilities	2,678	1,537
Assets acquired in business acquisitions	—	10,641
Liabilities assumed in business acquisitions	—	(3,362)
Change in unrealized loss on securities available-for-sale, net of tax	(14,311)	(66,324)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2023

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2023, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. There was no restricted cash held at both September 30, 2023 and December 31, 2022.

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

ASU No. 2022-06 - Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2022-06 extends the temporary relief in Topic 848 from December 31, 2022 to December 31, 2024. Topic 848 provides optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The objective of this guidance is to provide temporary relief during the transition period away from LIBOR toward new interest rate benchmarks. This update was effective upon issuance. The Company adopted the guidance in Topic 848 effective January 1, 2023 and the adoption was not material to the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
U.S. Treasuries	$781,154	$—	$—	$(20,558)	$760,596
U.S. government-sponsored agencies	1,026	—	—	(57)	969
State, county and municipal securities	29,492	—	—	(1,789)	27,703
Corporate debt securities	16,171	(80)	—	(1,055)	15,036
SBA pool securities	23,834	—	2	(2,085)	21,751
Mortgage-backed securities	650,535	—	16	(52,525)	598,026
Total debt securities available-for-sale	$1,502,212	$(80)	$18	$(78,069)	$1,424,081

December 31, 2022
U.S. Treasuries	$775,784	$—	$131	$(16,381)	$759,534
U.S. government-sponsored agencies	1,036	—	—	(57)	979
State, county and municipal securities	35,358	—	17	(1,180)	34,195
Corporate debt securities	16,397	(75)	—	(396)	15,926
SBA pool securities	29,422	—	3	(2,027)	27,398
Mortgage-backed securities	701,008	—	113	(39,093)	662,028
Total debt securities available-for-sale	$1,559,005	$(75)	$264	$(59,134)	$1,500,060

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
State, county and municipal securities	$31,905	$—	$(7,350)	$24,555
Mortgage-backed securities	109,954	—	(18,820)	91,134
Total debt securities held-to-maturity	$141,859	$—	$(26,170)	$115,689

December 31, 2022
State, county and municipal securities	$31,905	$—	$(5,380)	$26,525
Mortgage-backed securities	102,959	—	(14,946)	88,013
Total debt securities held-to-maturity	$134,864	$—	$(20,326)	$114,538

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of September 30, 2023, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$380,435	$375,844	$—	$—
Due from one year to five years	439,956	422,385	—	—
Due from five to ten years	10,753	9,897	—	—
Due after ten years	20,533	17,929	31,905	24,555
Mortgage-backed securities	650,535	598,026	109,954	91,134
	$1,502,212	$1,424,081	$141,859	$115,689

Securities with a carrying value of approximately $827.9 million and $861.6 million at September 30, 2023 and December 31, 2022, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasuries	$230,519	$(2,956)	$530,077	$(17,602)	$760,596	$(20,558)
U.S. government-sponsored agencies	—	—	969	(57)	969	(57)
State, county and municipal securities	6,739	(135)	19,549	(1,654)	26,288	(1,789)
Corporate debt securities	491	(9)	13,045	(1,046)	13,536	(1,055)
SBA pool securities	43	—	21,547	(2,085)	21,590	(2,085)
Mortgage-backed securities	22,744	(834)	573,996	(51,691)	596,740	(52,525)
Total debt securities available-for-sale	$260,536	$(3,934)	$1,159,183	$(74,135)	$1,419,719	$(78,069)

December 31, 2022
U.S. Treasuries	$725,250	$(16,381)	$—	$—	$725,250	$(16,381)
U.S. government sponsored agencies	979	(57)	—	—	979	(57)
State, county and municipal securities	27,438	(1,180)	—	—	27,438	(1,180)
Corporate debt securities	13,271	(126)	1,155	(270)	14,426	(396)
SBA pool securities	17,806	(1,298)	9,329	(729)	27,135	(2,027)
Mortgage-backed securities	620,544	(37,774)	16,847	(1,319)	637,391	(39,093)
Total debt securities available-for-sale	$1,405,288	$(56,816)	$27,331	$(2,318)	$1,432,619	$(59,134)

As of September 30, 2023, the Company’s available-for-sale security portfolio consisted of 419 securities, 412 of which were in an unrealized loss position. At September 30, 2023, the Company held 320 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At September 30, 2023, the Company held 30 U.S. Small Business Administration (“SBA”) pool securities, 27 state, county and municipal securities, six corporate securities, one U.S. government-sponsored agency security, and 28 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2023
State, county and municipal securities	$—	$—	$24,555	$(7,350)	$24,555	$(7,350)
Mortgage-backed securities	12,794	(1,046)	78,340	(17,774)	91,134	(18,820)
Total debt securities held-to-maturity	$12,794	$(1,046)	$102,895	$(25,124)	$115,689	$(26,170)

December 31, 2022
State, county and municipal securities	$16,512	$(1,488)	$10,013	$(3,892)	$26,525	$(5,380)
Mortgage-backed securities	32,471	(1,925)	55,542	(13,021)	88,013	(14,946)
Total debt securities held-to-maturity	$48,983	$(3,413)	$65,555	$(16,913)	$114,538	$(20,326)

As of September 30, 2023, the Company’s held-to-maturity security portfolio consisted of 27 securities, all of which were in an unrealized loss position. At September 30, 2023, the Company held 21 mortgage-backed securities and six state, county and municipal securities that were in an unrealized loss position.

At September 30, 2023 and December 31, 2022, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2023, management determined that $80,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $78.1 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for credit losses	2023	2022	2023	2022
Beginning balance	$82	$88	$75	$—
Provision for other credit losses	(2)	(9)	5	79
Ending balance	$80	$79	$80	$79

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's debt securities available for sale for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gross gains on sales of securities	$—	$—	$—	$—
Gross losses on sales of securities	—	—	—	—
Net realized gains (losses) on sales of debt securities available for sale	$—	$—	$—	$—

Sales proceeds	$216	$—	$216	$—

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Unrealized holding gains (losses) on equity securities	$(16)	$(21)	$(16)	$(70)
Net realized gains on sales of other investments	—	—	—	270
Net gain (loss) on securities	$(16)	$(21)	$(16)	$200

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial, financial and agricultural	$2,632,836	$2,679,403
Consumer	259,797	384,037
Indirect automobile	47,108	108,648
Mortgage warehouse	852,823	1,038,924
Municipal	497,093	509,151
Premium finance	1,007,334	1,023,479
Real estate – construction and development	2,236,686	2,086,438
Real estate – commercial and farmland	7,865,389	7,604,867
Real estate – residential	4,802,013	4,420,306
	$20,201,079	$19,855,253

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $74.3 million and $69.3 million at September 30, 2023 and December 31, 2022, respectively. The Company had no recorded allowance for credit related to accrued interest on loans at both September 30, 2023 and December 31, 2022.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial, financial and agricultural	$7,558	$11,094
Consumer	888	420
Indirect automobile	290	346
Real estate – construction and development	282	523
Real estate – commercial and farmland	8,063	13,203
Real estate – residential(1)	117,477	109,222
	$134,558	$134,808

(1) Included in real estate - residential were $80.8 million and $69.6 million of serviced GNMA-guaranteed nonaccrual loans at September 30, 2023 and December 31, 2022, respectively.

Interest income recognized on nonaccrual loans during the nine months ended September 30, 2023 and 2022 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial, financial and agricultural	$677	$33
Consumer	285	—
Real estate – commercial and farmland	4,133	1,464
Real estate – residential	69,178	58,734
	$74,273	$60,231

The following table presents an analysis of past-due loans as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2023
Commercial, financial and agricultural	$12,774	$5,438	$7,064	$25,276	$2,607,560	$2,632,836	$4,765
Consumer	2,290	804	625	3,719	256,078	259,797	—
Indirect automobile	131	41	97	269	46,839	47,108	—
Mortgage warehouse	—	—	—	—	852,823	852,823	—
Municipal	—	—	—	—	497,093	497,093	—
Premium finance	9,648	5,260	7,126	22,034	985,300	1,007,334	7,126
Real estate – construction and development	892	370	280	1,542	2,235,144	2,236,686	—
Real estate – commercial and farmland	5,358	7,128	931	13,417	7,851,972	7,865,389	—
Real estate – residential	39,413	16,926	114,039	170,378	4,631,635	4,802,013	—
Total	$70,506	$35,967	$130,162	$236,635	$19,964,444	$20,201,079	$11,891

December 31, 2022
Commercial, financial and agricultural	$16,219	$5,451	$11,632	$33,302	$2,646,101	$2,679,403	$3,267
Consumer	2,539	3,163	741	6,443	377,594	384,037	472
Indirect automobile	466	77	267	810	107,838	108,648	—
Mortgage warehouse	—	—	—	—	1,038,924	1,038,924	—
Municipal	—	—	—	—	509,151	509,151	—
Premium finance	13,859	10,620	13,626	38,105	985,374	1,023,479	13,626
Real estate – construction and development	25,367	3,829	966	30,162	2,056,276	2,086,438	500
Real estate – commercial and farmland	1,738	168	10,223	12,129	7,592,738	7,604,867	—
Real estate – residential	35,015	11,329	106,170	152,514	4,267,792	4,420,306	—
Total	$95,203	$34,637	$143,625	$273,465	$19,581,788	$19,855,253	$17,865

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$7,398	$2,160	$7,128	$6,294
Premium finance	—	—	3,233	—
Real estate – construction and development	559	122	780	13
Real estate – commercial and farmland	7,894	876	15,168	1,428
Real estate – residential	15,963	2,000	15,464	2,066
	$31,814	$5,158	$41,773	$9,801

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of September 30, 2023 and December 31, 2022. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 8 or 9 at September 30, 2023 or December 31, 2022.

As of September 30, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$668,738	$817,646	$417,329	$112,503	$67,547	$51,702	$475,435	$2,610,900
6	17	315	53	113	153	426	1,171	2,248
7	2,387	2,661	3,536	1,448	2,912	3,368	3,376	19,688
Total commercial, financial and agricultural	$671,142	$820,622	$420,918	$114,064	$70,612	$55,496	$479,982	$2,632,836
Current-period gross charge offs	2,920	20,026	13,793	1,316	1,228	2,760	25	42,068
Consumer
Risk Grade:
Pass	$42,436	$20,734	$7,289	$28,346	$17,662	$25,477	$116,578	$258,522
6	—	6	—	—	—	26	4	36
7	52	83	47	183	195	519	160	1,239
Total consumer	$42,488	$20,823	$7,336	$28,529	$17,857	$26,022	$116,742	$259,797
Current-period gross charge offs	50	311	74	1,359	892	1,203	251	4,140
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$7,341	$39,182	$—	$46,523
6	—	—	—	—	—	1	—	1
7	—	—	—	—	33	551	—	584
Total indirect automobile	$—	$—	$—	$—	$7,374	$39,734	$—	$47,108
Current-period gross charge offs	—	—	—	—	—	135	—	135
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$817,919	$817,919
6	—	—	—	—	—	—	34,904	34,904
7	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$852,823	$852,823
Current-period gross charge offs	—	—	—	—	—	—	—	—
Municipal
Risk Grade:
Pass	$7,630	$22,886	$54,558	$178,659	$14,961	$218,399	$—	$497,093
Total municipal	$7,630	$22,886	$54,558	$178,659	$14,961	$218,399	$—	$497,093
Current-period gross charge offs	—	—	—	—	—	—	—	—
Premium Finance
Risk Grade:
Pass	$970,328	$27,170	$2,710	$—	$—	$—	$—	$1,000,208
7	4,361	2,765	—	—	—	—	—	7,126
Total premium finance	$974,689	$29,935	$2,710	$—	$—	$—	$—	$1,007,334
Current-period gross charge offs	310	4,600	310	—	—	—	—	5,220

As of September 30, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$381,311	$861,269	$696,969	$131,329	$53,581	$31,230	$68,218	$2,223,907
6	—	—	—	—	—	507	—	507
7	—	269	303	—	—	11,700	—	12,272
Total real estate – construction and development	$381,311	$861,538	$697,272	$131,329	$53,581	$43,437	$68,218	$2,236,686
Current-period gross charge offs	—	—	—	—	—	—	—	—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$363,104	$1,820,072	$1,975,533	$1,134,332	$798,673	$1,488,013	$106,312	$7,686,039
6	427	344	60,040	—	38,259	44,074	40	143,184
7	—	305	449	3,604	1,490	30,318	—	36,166
Total real estate – commercial and farmland	$363,531	$1,820,721	$2,036,022	$1,137,936	$838,422	$1,562,405	$106,352	$7,865,389
Current-period gross charge offs	—	—	—	—	3,151	169	—	3,320
Real Estate - Residential
Risk Grade:
Pass	$628,618	$1,429,936	$1,157,750	$515,637	$246,347	$444,992	$248,504	$4,671,784
6	—	187	1,115	173	622	2,980	1,492	6,569
7	2,201	23,423	24,660	24,254	21,471	25,558	2,093	123,660
Total real estate - residential	$630,819	$1,453,546	$1,183,525	$540,064	$268,440	$473,530	$252,089	$4,802,013
Current-period gross charge offs	24	—	9	—	—	109	89	231
Total Loans
Risk Grade:
Pass	$3,062,165	$4,999,713	$4,312,138	$2,100,806	$1,206,112	$2,298,995	$1,832,966	$19,812,895
6	444	852	61,208	286	39,034	48,014	37,611	187,449
7	9,001	29,506	28,995	29,489	26,101	72,014	5,629	200,735
Total loans	$3,071,610	$5,030,071	$4,402,341	$2,130,581	$1,271,247	$2,419,023	$1,876,206	$20,201,079
Total current-period gross charge offs	3,304	24,937	14,186	2,675	5,271	4,376	365	55,114

As of December 31, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$1,127,120	$526,043	$174,120	$109,091	$56,657	$41,612	$621,784	$2,656,427
6	—	13	94	183	895	1,774	317	3,276
7	8,565	1,214	1,182	3,314	545	2,759	2,121	19,700
Total commercial, financial and agricultural	$1,135,685	$527,270	$175,396	$112,588	$58,097	$46,145	$624,222	$2,679,403
Consumer
Risk Grade:
Pass	$41,487	$12,692	$37,906	$23,454	$17,144	$13,825	$236,113	$382,621
6	38	—	—	—	—	98	196	332
7	68	62	216	106	118	431	83	1,084
Total consumer	$41,593	$12,754	$38,122	$23,560	$17,262	$14,354	$236,392	$384,037
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$11,900	$50,749	$45,120	$—	$107,769
6	—	—	—	—	—	11	—	11
7	—	—	—	41	149	678	—	868
Total indirect automobile	$—	$—	$—	$11,941	$50,898	$45,809	$—	$108,648
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$990,106	$990,106
6	—	—	—	—	—	—	22,831	22,831
7	—	—	—	—	—	—	25,987	25,987
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,038,924	$1,038,924
Municipal
Risk Grade:
Pass	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Total municipal	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Premium Finance
Risk Grade:
Pass	$1,000,214	$9,667	$12	$—	$—	$—	$—	$1,009,893
7	13,051	535	—	—	—	—	—	13,586
Total premium finance	$1,013,265	$10,202	$12	$—	$—	$—	$—	$1,023,479
Real Estate – Construction and Development
Risk Grade:
Pass	$834,831	$793,723	$306,084	$69,596	$7,934	$31,490	$27,474	$2,071,132
6	277	—	—	—	173	165	—	615
7	—	783	164	5	13,159	580	—	14,691
Total real estate – construction and development	$835,108	$794,506	$306,248	$69,601	$21,266	$32,235	$27,474	$2,086,438

As of December 31, 2022	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2022	2021	2020	2019	2018	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,739,021	$1,975,003	$1,085,086	$869,116	$447,311	$1,259,763	$110,848	$7,486,148
6	607	17,974	—	30,841	4,801	18,289	—	72,512
7	387	2,810	3,078	12,007	6,527	21,398	—	46,207
Total real estate – commercial and farmland	$1,740,015	$1,995,787	$1,088,164	$911,964	$458,639	$1,299,450	$110,848	$7,604,867
Real Estate - Residential
Risk Grade:
Pass	$1,524,021	$1,214,724	$548,968	$268,821	$115,693	$393,570	$234,684	$4,300,481
6	236	145	94	688	364	2,910	600	5,037
7	6,735	21,283	25,860	27,173	14,396	17,665	1,676	114,788
Total real estate - residential	$1,530,992	$1,236,152	$574,922	$296,682	$130,453	$414,145	$236,960	$4,420,306
Total Loans
Risk Grade:
Pass	$6,284,768	$4,578,661	$2,340,683	$1,361,730	$699,846	$2,027,031	$2,221,009	$19,513,728
6	1,158	18,132	188	31,712	6,233	23,247	23,944	104,614
7	28,806	26,687	30,500	42,646	34,894	43,511	29,867	236,911
Total loans	$6,314,732	$4,623,480	$2,371,371	$1,436,088	$740,973	$2,093,789	$2,274,820	$19,855,253

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

During the nine months ended September 30, 2023, the allowance for credit losses increased due to a decline in forecasted macroeconomic factors, particularly residential and commercial real estate price indices and organic loan growth during the period. The allowance for credit losses was determined at both September 30, 2023 and December 31, 2022 using the Moody's baseline scenario economic forecast. The current forecast reflects, among other things, declines in forecast levels of home prices and commercial real estate prices compared with the forecast at December 31, 2022.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2023	$50,789	$4,548	$98	$2,335	$357	$776
Provision for loan losses	14,650	310	(149)	(589)	(9)	183
Loans charged off	(16,519)	(948)	(36)	—	—	(1,951)
Recoveries of loans previously charged off	4,745	203	158	—	—	1,639
Balance, September 30, 2023	$53,665	$4,113	$71	$1,746	$348	$647

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2023	$54,589	$96,140	$62,439	$272,071
Provision for loan losses	8,525	5,453	1,721	30,095
Loans charged off	—	—	(34)	(19,488)
Recoveries of loans previously charged off	74	371	236	7,426
Balance, September 30, 2023	$63,188	$101,964	$64,362	$290,104

Nine Months Ended September 30, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025
Adjustment to allowance for adoption of ASU 2022-02	(105)	—	—	—	—	—
Provision for loan losses	46,050	2,146	(567)	(372)	(9)	141
Loans charged off	(42,068)	(4,140)	(135)	—	—	(5,220)
Recoveries of loans previously charged off	10,333	694	599	—	—	4,701
Balance, September 30, 2023	$53,665	$4,113	$71	$1,746	$348	$647

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677
Adjustment to allowance for adoption of ASU 2022-02	(37)	(722)	(847)	(1,711)
Provision for loan losses	29,920	38,097	7,708	123,114
Loans charged off	—	(3,320)	(231)	(55,114)
Recoveries of loans previously charged off	646	476	689	18,138
Balance, September 30, 2023	$63,188	$101,964	$64,362	$290,104

Three Months Ended September 30, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2022	$25,658	$5,269	$291	$3,885	$371	$2,762
Provision for loan losses	9,568	(244)	(288)	(1,884)	(9)	(638)
Loans charged off	(4,722)	(1,228)	(50)	—	—	(1,205)
Recoveries of loans previously charged off	2,201	277	276	—	—	1,023
Balance, September 30, 2022	$32,705	$4,074	$229	$2,001	$362	$1,942

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2022	$23,232	$59,349	$51,825	$172,642
Provision for loan losses	3,227	(1,200)	8,937	17,469
Loans charged off	—	(2,014)	(53)	(9,272)
Recoveries of loans previously charged off	96	96	83	4,052
Balance, September 30, 2022	$26,555	$56,231	$60,792	$184,891

Nine Months Ended September 30, 2022

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729
Provision for loan losses	11,521	1,102	(884)	(1,230)	(39)	(530)
Loans charged off	(13,527)	(3,790)	(179)	—	—	(3,640)
Recoveries of loans previously charged off	7,882	665	816	—	—	3,383
Balance, September 30, 2022	$32,705	$4,074	$229	$2,001	$362	$1,942

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582
Provision for loan losses	3,841	(18,399)	32,580	27,962
Loans charged off	—	(3,378)	(190)	(24,704)
Recoveries of loans previously charged off	669	177	459	14,051
Balance, September 30, 2022	$26,555	$56,231	$60,792	$184,891

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted as of September 30, 2023:

(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$1,180	$2,502	$—	$—	$3,682	0.1%
Real estate – construction and development	—	278	—	—	278	—%
Real estate – commercial and farmland	—	1,197	832	—	2,029	—%
Real estate – residential	1,033	3,165	—	348	4,546	0.1%
Total	$2,213	$7,142	$832	$348	$10,535	0.1%
The Company has unfunded commitments of $480,000 to borrowers experiencing financial difficulty for which the Company has modified their loans.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023:

Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were reduced approximately 32% for three months before returning to a fully amortizing payment structure thereafter.
Commercial, financial and agricultural	Payments were reduced approximately 73% for four months before requiring full repayment.
Real estate – residential	Payments were deferred for a weighted average of four months

Term Extension
Loan Type	Financial Effect
Commercial, financial and agricultural	Maturity dates were extended for a weighted average of 10 months.
Real estate – construction and development	Maturity date was extended for 11 months.
Real estate – commercial and farmland	Maturity dates were extended for an average of 12 months.
Real estate - residential	Maturity dates were extended for a weighted average of 92 months

Interest Rate Reduction
Loan Type	Financial Effect
Real estate – commercial and farmland	Interest rate was reduced by 4.75%

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended 58 months and rate was reduced by 1.375%

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$2,385	$—	$815	$482	$3,682
Real estate – construction and development	—	278	—	—	278
Real estate – commercial and farmland	1,529	—	—	500	2,029
Real estate – residential	3,262	1,284	—	—	4,546
Total	$7,176	$1,562	$815	$982	$10,535

The following table provides the amortized cost basis of financing receivables that had a payment default during both the three and nine months ended September 30, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral
Commercial, financial and agricultural	$482	$815
Real estate – construction and development	278	—
Real estate – commercial and farmland	500	—
Real estate – residential	1,090	194
Total	$2,350	$1,009

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2023	December 31, 2022
FHLB borrowings:
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.150%	$—	$300,000
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.110%	—	50,000
Fixed Rate Advance due January 12, 2023; fixed interest rate of 4.140%	—	50,000
Fixed Rate Advance due January 13, 2023; fixed interest rate of 4.150%	—	50,000
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.170%	—	350,000
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.250%	—	150,000
Fixed Rate Advance due January 18, 2023; fixed interest rate of 4.260%	—	200,000
Fixed Rate Advance due January 19, 2023; fixed interest rate of 4.230%	—	50,000
Fixed Rate Advance due January 20, 2023; fixed interest rate of 4.220%	—	150,000
Fixed Rate Advance due January 27, 2023; fixed interest rate of 4.230%	—	100,000
Fixed Rate Advance due October 16, 2023; fixed interest rate of 5.460%	75,000	—
Fixed Rate Advance due October 16, 2023; fixed interest rate of 5.470%	200,000	—
Fixed Rate Advance due October 18, 2023; fixed interest rate of 5.470%	150,000	—
Fixed Rate Advance due October 18, 2023; fixed interest rate of 5.470%	100,000	—
Fixed Rate Advance due October 19, 2023; fixed interest rate of 5.470%	75,000	—
Fixed Rate Advance due October 20, 2023; fixed interest rate of 5.460%	250,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	1,380	1,389
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.55%	956	961
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,166	1,275

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $0 and $551, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616%	—	74,449
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,350 and $1,680, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	106,650	118,320
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $814 and $906, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	75,814	75,906
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,413 and $1,564, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,587	108,436

Other Debt:
Advance from correspondent bank due November 28, 2024; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.50%	10,000	—
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	10,000	—
	$1,209,553	$1,875,736

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2023, $3.62 billion was available for borrowing on lines with the FHLB.

As of September 30, 2023, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2023, the Bank had $3.60 billion of loans pledged at the Federal Reserve discount window and had $2.63 billion available for borrowing.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statement of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2023
Balance, June 30, 2023	$(50,618)
Unrealized loss on debt securities available-for-sales, net of tax	(10,200)
Balance, September 30, 2023	$(60,818)

Three Months Ended September 30, 2022
Balance, June 30, 2022	$(12,635)
Unrealized loss on debt securities available-for-sales, net of tax	(38,099)
Balance, September 30, 2022	$(50,734)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(46,507)
Unrealized loss on debt securities available-for-sales, net of tax	(14,311)
Balance, September 30, 2023	$(60,818)

Nine Months Ended September 30, 2022
Balance, December 31, 2021	$15,590
Unrealized loss on debt securities available-for-sales, net of tax	(66,324)
Balance, September 30, 2022	$(50,734)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(share data in thousands)	2023	2022	2023	2022
Average common shares outstanding	68,879	69,125	69,023	69,213
Common share equivalents:
Stock options	—	11	—	20
Nonvested restricted share grants	47	59	52	73
Performance stock units	68	132	55	122
Average common shares outstanding, assuming dilution	68,994	69,327	69,130	69,428

There were 84.487 anti-dilutive securities excluded from the computation of earnings per share for the nine months ended September 30, 2023. There were no anti-dilutive securities excluded from the computation of earnings per share for the three months ended September 30, 2023, and for the three and nine months ended September 30, 2022.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	September 30, 2023	December 31, 2022
Mortgage loans held for sale	$381,466	$390,583
SBA loans held for sale	—	1,495
Total loans held for sale	$381,466	$392,078

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

Net losses of $3.2 million and $857,000 resulting from changes in fair value of these mortgage loans were recorded in income during the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, net losses of $11.9 million and $44.7 million, respectively, resulting from changes in fair value of these mortgage loans were recorded in income. A net loss of $207,000 and a net gain of $4.9 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, net gains of $11.7 million and $10.5 million, respectively, resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The changes in fair value of both mortgage loans held for sale and the related derivative financial instruments are recorded in mortgage banking activity in the consolidated statements of income and comprehensive income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Aggregate fair value of mortgage loans held for sale	$381,466	$390,583
Aggregate unpaid principal balance of mortgage loans held for sale	381,350	389,610
Past-due loans of 90 days or more	475	—
Nonaccrual loans	475	—
Unpaid principal balance of nonaccrual loans	470	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Aggregate fair value of SBA loans held for sale	$—	$1,495
Aggregate unpaid principal balance of SBA loans held for sale	—	1,350
Past-due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2023 and December 31, 2022:

	Recurring Basis Fair Value Measurements
	September 30, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. Treasuries	$760,596	$760,596	$—	$—
U.S. government sponsored agencies	969	—	969	—
State, county and municipal securities	27,703	—	27,703	—
Corporate debt securities	15,036	—	14,061	975
SBA pool securities	21,751	—	21,751	—
Mortgage-backed securities	598,026	—	598,026	—
Loans held for sale	381,466	—	381,466	—
Derivative financial instruments	13,199	—	13,199	—
Mortgage banking derivative instruments	8,809	—	8,809	—
Total recurring assets at fair value	$1,827,555	$760,596	$1,065,984	$975
Financial liabilities:
Derivative financial instruments	$12,988	$—	$12,988	$—
Total recurring liabilities at fair value	$12,988	$—	$12,988	$—

	Recurring Basis Fair Value Measurements
	December 31, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities available-for-sale:
U.S. Treasuries	$759,534	$759,534	$—	$—
U.S. government sponsored agencies	979	—	979	—
State, county and municipal securities	34,195	—	34,195	—
Corporate debt securities	15,926	—	14,771	1,155
SBA pool securities	27,398	—	27,398	—
Mortgage-backed securities	662,028	—	662,028	—
Loans held for sale	392,078	—	392,078	—
Derivative financial instruments	4,580	—	4,580	—
Mortgage banking derivative instruments	3,933	—	3,933	—
Total recurring assets at fair value	$1,900,651	$759,534	$1,139,962	$1,155
Financial liabilities:
Derivative financial instruments	$4,574	$—	$4,574	$—
Total recurring liabilities at fair value	$4,574	$—	$4,574	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2023 and December 31, 2022:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Collateral-dependent loans	$26,656	$—	$—	$26,656
Other real estate owned	1,606	—	—	1,606
Total nonrecurring assets at fair value	$28,262	$—	$—	$28,262

December 31, 2022
Collateral-dependent loans	$31,972	$—	$—	$31,972
Total nonrecurring assets at fair value	$31,972	$—	$—	$31,972

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2023 and the year ended December 31, 2022, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2023
Recurring:
Debt securities available-for-sale	$975	Discounted cash flows	Probability of Default	12.2%	12.2%
			Loss Given Default	44%	44%
Nonrecurring:
Collateral-dependent loans	$26,656	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	5% - 50%	30%
Other real estate owned	$1,606	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 46%	26%
December 31, 2022
Recurring:
Debt securities available-for-sale	$1,155	Discounted cash flows	Probability of Default	12.1%	12.1%
			Loss Given Default	41%	41%
Nonrecurring:
Collateral-dependent loans	$31,972	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 48%	27%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		September 30, 2023
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$241,137	$241,137	$—	$—	$241,137
Federal funds sold and interest-bearing accounts	1,304,636	1,304,636	—	—	1,304,636
Debt securities held-to-maturity	141,859	—	115,689	—	115,689
Loans, net	19,884,319	—	—	19,247,521	19,247,521
Accrued interest receivable	83,574	—	9,264	74,311	83,575
Financial liabilities:
Deposits	20,590,345	—	20,579,194	—	20,579,194
Other borrowings	1,209,553	—	1,189,399	—	1,189,399
Subordinated deferrable interest debentures	129,817	—	141,206	—	141,206
Accrued interest payable	38,836	—	38,836	—	38,836

		Fair Value Measurements
		December 31, 2022
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$284,567	$284,567	$—	$—	$284,567
Federal funds sold and interest-bearing accounts	833,565	833,565	—	—	833,565
Debt securities held-to-maturity	134,864	—	114,538		114,538
Loans, net	19,617,604	—	—	19,067,612	19,067,612
Accrued interest receivable	77,042	—	7,694	69,348	77,042
Financial liabilities:
Deposits	19,462,738	—	19,455,187	—	19,455,187
Other borrowings	1,875,736	—	1,861,850	—	1,861,850
Subordinated deferrable interest debentures	128,322	—	125,988	—	125,988
Accrued interest payable	10,530	—	10,530	—	10,530

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$4,915,246	$6,318,039
Unused home equity lines of credit	388,405	345,001
Financial standby letters of credit	41,034	33,557
Mortgage interest rate lock commitments	275,759	148,148

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2023 and the year ended December 31, 2022.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$54,630	$43,973	$52,411	$33,185
Provision for unfunded commitments	(5,634)	192	(3,415)	10,980
Balance at end of period	$48,996	$44,165	$48,996	$44,165

Other Commitments

As of September 30, 2023, letters of credit issued by the FHLB totaling $900.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$228,448	$54,532	$19,357	$4,766	$23,450	$330,553
Interest expense	60,853	31,727	13,349	2,804	14,069	122,802
Net interest income	167,595	22,805	6,008	1,962	9,381	207,751
Provision for credit losses	20,833	2,399	(589)	1,677	139	24,459
Noninterest income	26,245	35,691	662	579	4	63,181
Noninterest expense
Salaries and employee benefits	56,226	21,231	924	1,209	2,308	81,898
Occupancy and equipment	11,437	1,182	1	36	89	12,745
Data processing and communications expenses	11,786	1,052	30	32	73	12,973
Other expenses	20,274	12,153	219	157	1,027	33,830
Total noninterest expense	99,723	35,618	1,174	1,434	3,497	141,446
Income before income tax expense	73,284	20,479	6,085	(570)	5,749	105,027
Income tax expense	18,283	4,301	1,278	(120)	1,170	24,912
Net income	$55,001	$16,178	$4,807	$(450)	$4,579	$80,115

Total assets	$18,369,102	$4,980,246	$859,517	$264,953	$1,224,012	$25,697,830
Goodwill	951,148	—	—	—	64,498	1,015,646
Other intangible assets, net	85,648	—	—	—	6,727	92,375

	Three Months Ended September 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$164,095	$40,389	$12,490	$3,919	$13,409	$234,302
Interest expense	(10,412)	21,106	5,511	1,495	3,621	21,321
Net interest income	174,507	19,283	6,979	2,424	9,788	212,981
Provision for credit losses	10,551	9,043	(1,836)	52	(158)	17,652
Noninterest income	23,269	38,584	1,516	1,946	9	65,324
Noninterest expense
Salaries and employee benefits	48,599	25,813	1,055	1,412	1,818	78,697
Occupancy and equipment	11,357	1,460	1	82	83	12,983
Data processing and communications expenses	10,779	1,082	43	29	82	12,015
Other expenses	22,974	11,641	209	100	959	35,883
Total noninterest expense	93,709	39,996	1,308	1,623	2,942	139,578
Income before income tax expense	93,516	8,828	9,023	2,695	7,013	121,075
Income tax expense	22,706	1,854	1,895	566	1,499	28,520
Net income	$70,810	$6,974	$7,128	$2,129	$5,514	$92,555

Total assets	$16,980,520	$4,402,221	$955,711	$259,427	$1,215,778	$23,813,657
Goodwill	958,573	—	—	—	64,498	1,023,071
Other intangible assets, net	101,225	—	—	—	9,678	110,903

	Nine Months Ended September 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$661,947	$155,988	$54,931	$14,056	$61,299	$948,221
Interest expense	147,583	91,739	37,057	7,806	35,093	319,278
Net interest income	514,364	64,249	17,874	6,250	26,206	628,943
Provision for credit losses	108,804	8,530	(372)	1,997	745	119,704
Noninterest income	74,795	106,557	2,546	2,660	22	186,580
Noninterest expense
Salaries and employee benefits	167,864	63,321	2,498	3,834	6,627	244,144
Occupancy and equipment	34,218	3,689	2	113	231	38,253
Data processing and communications expenses	35,481	3,518	120	115	224	39,458
Other expenses	66,940	35,759	644	912	3,160	107,415
Total noninterest expense	304,503	106,287	3,264	4,974	10,242	429,270
Income before income tax expense	175,852	55,989	17,528	1,939	15,241	266,549
Income tax expense	44,443	11,758	3,681	407	3,089	63,378
Net income	$131,409	$44,231	$13,847	$1,532	$12,152	$203,171

	Nine Months Ended September 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$435,229	$111,276	$27,779	$15,456	$30,504	$620,244
Interest expense	(25,145)	51,919	7,653	3,223	5,705	43,355
Net interest income	460,374	59,357	20,126	12,233	24,799	576,889
Provision for credit losses	25,952	15,129	(1,191)	(614)	(469)	38,807
Noninterest income	68,102	158,028	3,958	5,963	25	236,076
Noninterest expense
Salaries and employee benefits	144,527	88,646	1,546	3,999	5,805	244,523
Occupancy and equipment	33,599	4,337	3	262	255	38,456
Data processing and communications expenses	32,872	3,377	138	86	269	36,742
Other expenses	64,142	37,098	639	1,019	2,975	105,873
Total noninterest expense	275,140	133,458	2,326	5,366	9,304	425,594
Income before income tax expense	227,384	68,798	22,949	13,444	15,989	348,564
Income tax expense	58,822	14,448	4,820	2,823	3,332	84,245
Net income	$168,562	$54,350	$18,129	$10,621	$12,657	$264,319

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	September 30, 2023	December 31, 2022
Loan Servicing Rights
Residential mortgage	$168,379	$147,014
SBA	2,822	3,443
Total loan servicing rights	$171,201	$150,457

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

During the three- and nine-month periods ended September 30, 2023, the Company recorded servicing fee income of $15.8 million and $45.0 million, respectively. During the three- and nine-month periods ended September 30, 2022, the Company recorded servicing fee income of $18.4 million and $54.6 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing rights	2023	2022	2023	2022
Beginning carrying value, net	$160,021	$257,112	$147,014	$206,944
Additions	13,265	14,893	35,726	58,145
Amortization	(4,907)	(6,939)	(14,361)	(20,515)
Recoveries	—	1,332	—	21,824
Disposals	—	(121,634)	—	(121,634)
Ending carrying value, net	$168,379	$144,764	$168,379	$144,764

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing valuation allowance	2023	2022	2023	2022
Beginning balance	$—	$5,290	$—	$25,782
Recoveries	—	(1,332)	—	(21,824)
Reduction due to disposal	—	(3,958)	—	(3,958)
Ending balance	$—	$—	$—	$—

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	September 30, 2023	December 31, 2022
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$12,013,844	$10,046,052
Composition of residential loans serviced for others:
FHLMC	17.41%	16.80%
FNMA	50.44%	50.09%
GNMA	32.15%	33.11%
Total	100.00%	100.00%
Weighted average term (months)	354	353
Weighted average age (months)	26	22
Modeled prepayment speed	7.79%	8.22%
Decline in fair value due to a 10% adverse change	(2,900)	(5,800)
Decline in fair value due to a 20% adverse change	(6,483)	(11,184)
Weighted average discount rate	11.66%	10.00%
Decline in fair value due to a 10% adverse change	(3,843)	(6,413)
Decline in fair value due to a 20% adverse change	(8,989)	(12,330)

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

During the three- and nine-month periods ended September 30, 2023, the Company recorded servicing fee income of $734,000 and $2.2 million, respectively. During the three- and nine-month periods ended September 30, 2022, the Company recorded servicing fee income of $907,000 and $2.8 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
SBA servicing rights	2023	2022	2023	2022
Beginning carrying value, net	$3,097	$4,954	$3,443	$5,556
Additions	33	99	348	873
Amortization	(308)	(735)	(969)	(2,111)
Ending carrying value, net	$2,822	$4,318	$2,822	$4,318

(dollars in thousands)	September 30, 2023	December 31, 2022
SBA servicing rights
Unpaid principal balance of loans serviced for others	$299,910	$326,418
Weighted average life (in years)	3.49	3.69
Modeled prepayment speed	19.68%	18.24%
Decline in fair value due to a 10% adverse change	(265)	(177)
Decline in fair value due to a 20% adverse change	(415)	(340)
Weighted average discount rate	16.97%	19.57%
Decline in fair value due to a 100 basis point adverse change	(170)	(83)
Decline in fair value due to a 200 basis point adverse change	(236)	(163)

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

NOTE 11 – GOODWILL

The Company has goodwill at its Banking Division and Premium Finance Division (collectively "the divisions"). The carrying value of goodwill at the Banking Division was $951.1 million at both September 30, 2023 and December 31, 2022. The carrying value of goodwill at the Premium Finance Division was $64.5 million at both September 30, 2023 and December 31, 2022. The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. At December 31, 2022, the Company performed a qualitative assessment of goodwill at the divisions and determined it was more likely than not that, in each case, the reporting unit's fair value exceeded its carrying value. The Company performed an interim qualitative assessment at March 31, 2023 considering the decline in the Company's stock price relative to book value and the impact of recent bank failures on the economy and again determined that it was more likely than not that each reporting unit's fair value exceeded its carrying value.

During the second quarter of 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred due to the sustained decline in the Company's stock price. The Company performed a quantitative analysis of goodwill at the divisions as of June 30, 2023. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach, and the Company also used a market approach comparing to similar public companies' multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at June 30, 2023. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 8% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 20% higher than its carrying value, and the market approach indicated a fair value approximately 9% higher than its carrying value. As a result, management determined no impairment existed at June 30, 2023. At September 30, 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had not occurred and no impairment test was performed. The Company will perform its annual impairment test at December 31, 2023.

Each of the valuation methods used by the Company requires significant assumptions. Depending on the specific method, assumptions are made regarding growth rates, discount rates for cash flows, control premiums, and selected multiples. Changes to any of the assumptions could result in significantly different results.

NOTE 12 – SUBSEQUENT EVENTS

On October 19, 2023, the Bank announced that it had entered into a settlement with the United States Department of Justice that resolves alleged violations of fair lending laws in the Jacksonville, Florida metropolitan area from 2016 to 2021. The terms of the settlement are reflected in the consent order filed in the United States District Court for the Middle District of Florida (the “Consent Order”). In accordance with the terms of the Consent Order, the Bank will provide $7.5 million in mortgage loan subsidies over a five-year period in Majority Black and Hispanic Census Tracts (“MBHCTs”) in Jacksonville and will also commit, for the same five-year period in the Jacksonville MBHCT communities, $900,000 for focused advertising and outreach and $600,000 for community development partnerships providing services related to credit, financial education, homeownership, and foreclosure prevention. In addition, the Bank will open a new full-service branch in a Jacksonville MBHCT community as specified in the Consent Order. The settlement includes no civil penalties levied against the Bank.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2023, as compared with December 31, 2022, and operating results for the three- and nine-month periods ended September 30, 2023 and 2022. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Goodwill

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $80.1 million, or $1.16 per diluted share, for the quarter ended September 30, 2023, compared with $92.6 million, or $1.34 per diluted share, for the same period in 2022. The Company’s return on average assets and average shareholders’ equity were 1.25% and 9.56%, respectively, in the third quarter of 2023, compared with 1.56% and 11.76%, respectively, in the third quarter of 2022. During the third quarter of 2022, the Company recorded pre-tax servicing right impairment recovery of $1.3 million, pre-tax gain on bank owned life insurance (BOLI) proceeds of $55,000, pre-tax loss on sale of mortgage servicing rights of $316,000 and pre-tax natural disaster expenses of $151,000. Excluding these adjustment items, the Company’s net income would have been $91.8 million, or $1.32 per diluted share, for the third quarter of 2022.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended September 30,
(in thousands, except share and per share data)	2023	2022
Net income	$80,115	$92,555
Adjustment items:
Loss on sale of mortgage servicing rights	—	316
Servicing right impairment (recovery)	—	(1,332)
Gain on BOLI proceeds	—	(55)
Natural disaster expenses	—	151
Tax effect of adjustment items (Note 1)	—	182
After tax adjustment items	—	(738)
Adjusted net income	$80,115	$91,817

Weighted average common shares outstanding - diluted	68,994,247	69,327,414
Net income per diluted share	$1.16	$1.34
Adjusted net income per diluted share	$1.16	$1.32

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the third quarter of 2023 and 2022, respectively:

	Three Months Ended September 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$228,448	$54,532	$19,357	$4,766	$23,450	$330,553
Interest expense	60,853	31,727	13,349	2,804	14,069	122,802
Net interest income	167,595	22,805	6,008	1,962	9,381	207,751
Provision for credit losses	20,833	2,399	(589)	1,677	139	24,459
Noninterest income	26,245	35,691	662	579	4	63,181
Noninterest expense
Salaries and employee benefits	56,226	21,231	924	1,209	2,308	81,898
Occupancy and equipment	11,437	1,182	1	36	89	12,745
Data processing and communications expenses	11,786	1,052	30	32	73	12,973
Other expenses	20,274	12,153	219	157	1,027	33,830
Total noninterest expense	99,723	35,618	1,174	1,434	3,497	141,446
Income before income tax expense	73,284	20,479	6,085	(570)	5,749	105,027
Income tax expense	18,283	4,301	1,278	(120)	1,170	24,912
Net income	$55,001	$16,178	$4,807	$(450)	$4,579	$80,115

	Three Months Ended September 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$164,095	$40,389	$12,490	$3,919	$13,409	$234,302
Interest expense	(10,412)	21,106	5,511	1,495	3,621	21,321
Net interest income	174,507	19,283	6,979	2,424	9,788	212,981
Provision for credit losses	10,551	9,043	(1,836)	52	(158)	17,652
Noninterest income	23,269	38,584	1,516	1,946	9	65,324
Noninterest expense
Salaries and employee benefits	48,599	25,813	1,055	1,412	1,818	78,697
Occupancy and equipment	11,357	1,460	1	82	83	12,983
Data processing and communications expenses	10,779	1,082	43	29	82	12,015
Other expenses	22,974	11,641	209	100	959	35,883
Total noninterest expense	93,709	39,996	1,308	1,623	2,942	139,578
Income before income tax expense	93,516	8,828	9,023	2,695	7,013	121,075
Income tax expense	22,706	1,854	1,895	566	1,499	28,520
Net income	$70,810	$6,974	$7,128	$2,129	$5,514	$92,555

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2023 and 2022. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$864,028	$10,769	4.94%	$1,399,529	$7,215	2.05%
Investment securities	1,691,060	15,172	3.56%	1,339,750	10,783	3.19%
Loans held for sale	464,452	7,460	6.37%	471,070	6,012	5.06%
Loans	20,371,689	298,102	5.81%	18,146,083	211,223	4.62%
Total interest-earning assets	23,391,229	331,503	5.62%	21,356,432	235,233	4.37%
Noninterest-earning assets	2,134,684			2,242,033
Total assets	$25,525,913			$23,598,465

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$10,105,110	$64,729	2.54%	$9,758,158	$12,706	0.52%
Time deposits	3,642,267	38,270	4.17%	1,506,761	1,328	0.35%
Securities sold under agreements to repurchase	—	—	—%	92	—	—%
FHLB advances	943,855	12,543	5.27%	94,357	527	2.22%
Other borrowings	312,572	3,821	4.85%	376,942	4,655	4.90%
Subordinated deferrable interest debentures	129,554	3,439	10.53%	127,560	2,105	6.55%
Total interest-bearing liabilities	15,133,358	122,802	3.22%	11,863,870	21,321	0.71%
Demand deposits	6,655,191			8,259,625
Other liabilities	412,404			351,252
Shareholders’ equity	3,324,960			3,123,718
Total liabilities and shareholders’ equity	$25,525,913			$23,598,465
Interest rate spread			2.40%			3.66%
Net interest income		$208,701			$213,912
Net interest margin			3.54%			3.97%

On a tax-equivalent basis, net interest income for the third quarter of 2023 was $208.7 million, a decrease of $5.2 million, or 2.4%, compared with $213.9 million reported in the same quarter in 2022. The decrease in net interest income is primarily a result of increased cost of funds as market interest rates have risen, partially offset by growth in average earning assets and related rates. Average interest earning assets increased $2.03 billion, or 9.5%, from $21.36 billion in the third quarter of 2022 to $23.39 billion for the third quarter of 2023. This growth in interest-earning assets resulted primarily from organic loan growth and securities purchases, partially offset by a decline in excess liquidity. The Company’s net interest margin during the third quarter of 2023 was 3.54%, down 43 basis points from 3.97% reported in the third quarter of 2022. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $4.2 billion during the third quarter of 2023, with weighted average yields of 7.28%, compared with $4.6 billion and 5.29%, respectively, during the third quarter of 2022. Loan production in the banking division amounted to $621.0 million during the third quarter of 2023, with weighted average yields of 9.49%, compared with $1.1 billion and 6.26%, respectively, during the third quarter of 2022.

Total interest income, on a tax-equivalent basis, increased to $331.5 million during the third quarter of 2023, compared with $235.2 million in the same quarter of 2022.  Yields on earning assets increased to 5.62% during the third quarter of 2023, compared with 4.37% reported in the third quarter of 2022. During the third quarter of 2023, loans comprised 89.1% of average earning assets, compared with 87.2% in the same quarter of 2022. Yields on loans increased to 5.81% in the third quarter of 2023, compared with 4.62% in the same period of 2022.

The yield on total interest-bearing liabilities increased from 0.71% in the third quarter of 2022 to 3.22% in the third quarter of 2023. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 2.24% in the third quarter of 2023, compared with 0.42% during the third quarter of 2022. Deposit costs increased from 0.29% in the third quarter of 2022 to 2.00% in the third quarter of 2023. Non-deposit funding costs increased from 4.83% in the third quarter of 2022 to 5.67% in the third quarter of 2023. Average balances of interest-bearing deposits and their respective costs for the third quarter of 2023 and 2022 are shown below:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,661,701	1.87%	$3,701,045	0.40%
MMDA	5,527,731	3.28%	5,026,815	0.68%
Savings	915,678	0.78%	1,030,298	0.14%
Retail CDs	2,200,413	3.43%	1,506,761	0.35%
Brokered CDs	1,441,854	5.30%	—	—%
Interest-bearing deposits	$13,747,377	2.97%	$11,264,919	0.49%

Provision for Credit Losses

The Company’s provision for credit losses during the third quarter of 2023 amounted to $24.5 million, compared with $17.7 million in the third quarter of 2022. This increase was attributable to the updated economic forecast. The provision for credit losses for the third quarter of 2023 was comprised of $30.1 million related to loans, negative $5.6 million related to unfunded commitments and negative $2,000 related to other credit losses, compared with $17.5 million related to loans, $192,000 related to unfunded commitments and negative $9,000 related to other credit losses for the third quarter of 2022. Non-performing assets as a percentage of total assets decreased three basis points to 0.58% at September 30, 2023, compared with 0.61% at December 31, 2022. The decrease in non-performing assets is primarily attributable to a decrease in accruing loans delinquent 90 days or more of $6.0 million, partially offset by an increase in other real estate owned of $2.6 million. The Company recognized net charge-offs on loans during the third quarter of 2023 of approximately $12.1 million, or 0.23% of average loans on an annualized basis, compared with net charge-offs of approximately $5.2 million, or 0.11%, in the third quarter of 2022. Approximately $3.2 million of net charge-offs for the third quarter of 2023 related to acquired loans which were fully reserved at the acquisition date. The Company’s total allowance for credit losses on loans at September 30, 2023 was $290.1 million, or 1.44% of total loans, compared with $205.7 million, or 1.04% of total loans, at December 31, 2022. This increase is primarily attributable to updated forecast economic conditions.

Noninterest Income

Total noninterest income for the third quarter of 2023 was $63.2 million, a decrease of $2.1 million, or 3.3%, from the $65.3 million reported in the third quarter of 2022.  Income from mortgage banking activities was $36.3 million in the third quarter of 2023, a decrease of $4.1 million, or 10.1%, from $40.4 million in the third quarter of 2022. Total production in the third quarter of 2023 amounted to $1.18 billion, compared with $1.26 billion in the same quarter of 2022, while spread (gain on sale) increased to 2.15% in the current quarter, compared with 2.10% in the same quarter of 2022. Mortgage banking activities for the third quarter of 2022 were positively impacted by a recovery of prior mortgage servicing right impairment of $1.3 million, compared with no such recovery in the third quarter of 2023 The retail mortgage open pipeline finished the third quarter of 2023 at $623.9 million, compared with $652.1 million at June 30, 2023 and $520.0 million at the end of the third quarter of 2022.

Service charges on deposit accounts increased $924,000, or 8.3%, to $12.1 million in the third quarter of 2023, compared with $11.2 million in the third quarter of 2022. Other noninterest income increased $737,000, or 5.7%, to $13.6 million for the third quarter of 2023, compared with $12.9 million during the third quarter of 2022. The increase in other noninterest income was primarily attributable to increased equipment finance fee income, BOLI income and SBA servicing income of $2.2 million, $568,000 and $253,000, respectively, partially offset by declines in gain on sale of SBA loans and trust income of $1.6 million and $1.1 million, respectively.

Noninterest Expense

Total noninterest expense for the third quarter of 2023 increased $1.9 million, or 1.3%, to $141.4 million, compared with $139.6 million in the same quarter 2022. Salaries and employee benefits increased $3.2 million, or 4.1%, from $78.7 million in the third quarter of 2022 to $81.9 million in the third quarter of 2023, due primarily to decreases in deferred origination costs of

$8.0 million, partially offset by declines in variable commissions tied to mortgage production of $2.5 million, and incentive compensation of $2.8 million. Occupancy and equipment expenses decreased $238,000, or 1.8%, to $12.7 million for the third quarter of 2023, compared with $13.0 million in the third quarter of 2022. Data processing and communications expenses increased $1.0 million, or 8.0%, to $13.0 million in the third quarter of 2023, compared with $12.0 million in the third quarter of 2022. Advertising and marketing expense was $2.7 million in the third quarter of 2023, compared with $3.6 million in the third quarter of 2022. This decrease was primarily related to a marketing campaign begun in the second quarter of 2022 which was narrowed in 2023. Amortization of intangible assets decreased $285,000, or 6.1%, from $4.7 million in the third quarter of 2022 to $4.4 million in the third quarter of 2023. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $323,000, or 3.4%, from $9.6 million in the third quarter of 2022 to $9.3 million in the third quarter of 2023, primarily attributable to the sale of a portion of our mortgage servicing portfolio during the third quarter of 2022, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $871,000, or 4.9%, from $17.9 million in the third quarter of 2022 to $18.8 million in the third quarter of 2023, due primarily to a decrease of $846,000 in deferred third-party origination costs in our equipment finance division.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the third quarter of 2023, the Company reported income tax expense of $24.9 million, compared with $28.5 million in the same period of 2022. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 23.7% and 23.6%, respectively.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $203.2 million, or $2.94 per diluted share, for the nine months ended September 30, 2023, compared with $264.3 million, or $3.81 per diluted share, for the same period in 2022. The Company’s return on average assets and average shareholders’ equity were 1.07% and 8.26%, respectively, in the nine months ended September 30, 2023, compared with 1.51% and 11.57%, respectively, in the same period in 2022. During the first nine months of 2023, the Company recorded pre-tax gain on BOLI proceeds of $486,000. During the first nine months of 2022, the Company recorded pre-tax merger and conversion charges of $977,000, pre-tax loss on sale of mortgage servicing rights of $316,000, pre-tax servicing right recovery of $21.8 million, pre-tax gain on BOLI proceeds of $55,000, pre-tax natural disaster expenses of $151,000 and pre-tax gain on bank premises of $45,000. Excluding these adjustment items, the Company’s net income would have been $202.7 million, or $2.93 per diluted share, for the nine months ended September 30, 2023 and $248.3 million, or $3.58 per diluted share, for the same period in 2022.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022
Net income available to common shareholders	$203,171	$264,319
Adjustment items:
Merger and conversion charges	—	977
Loss on sale of mortgage servicing rights	—	316
Servicing right recovery	—	(21,824)
Gain on BOLI proceeds	(486)	(55)
Natural disaster expenses	—	151
Gain on bank premises	—	(45)
Tax effect of adjustment items (Note 1)	—	4,490
After tax adjustment items	(486)	(15,990)
Adjusted net income	$202,685	$248,329

Weighted average common shares outstanding - diluted	69,129,921	69,427,522
Net income per diluted share	$2.94	$3.81
Adjusted net income per diluted share	$2.93	$3.58

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for the nine months ended September 30, 2022 is nondeductible for tax purposes.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities, SBA activities and premium finance activities of the Company during the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$661,947	$155,988	$54,931	$14,056	$61,299	$948,221
Interest expense	147,583	91,739	37,057	7,806	35,093	319,278
Net interest income	514,364	64,249	17,874	6,250	26,206	628,943
Provision for loan losses	108,804	8,530	(372)	1,997	745	119,704
Noninterest income	74,795	106,557	2,546	2,660	22	186,580
Noninterest expense
Salaries and employee benefits	167,864	63,321	2,498	3,834	6,627	244,144
Occupancy and equipment	34,218	3,689	2	113	231	38,253
Data processing and communications expenses	35,481	3,518	120	115	224	39,458
Other expenses	66,940	35,759	644	912	3,160	107,415
Total noninterest expense	304,503	106,287	3,264	4,974	10,242	429,270
Income before income tax expense	175,852	55,989	17,528	1,939	15,241	266,549
Income tax expense	44,443	11,758	3,681	407	3,089	63,378
Net income	$131,409	$44,231	$13,847	$1,532	$12,152	$203,171

	Nine Months Ended September 30, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$435,229	$111,276	$27,779	$15,456	$30,504	$620,244
Interest expense	(25,145)	51,919	7,653	3,223	5,705	43,355
Net interest income	460,374	59,357	20,126	12,233	24,799	576,889
Provision for loan losses	25,952	15,129	(1,191)	(614)	(469)	38,807
Noninterest income	68,102	158,028	3,958	5,963	25	236,076
Noninterest expense
Salaries and employee benefits	144,527	88,646	1,546	3,999	5,805	244,523
Occupancy and equipment	33,599	4,337	3	262	255	38,456
Data processing and communications expenses	32,872	3,377	138	86	269	36,742
Other expenses	64,142	37,098	639	1,019	2,975	105,873
Total noninterest expense	275,140	133,458	2,326	5,366	9,304	425,594
Income before income tax expense	227,384	68,798	22,949	13,444	15,989	348,564
Income tax expense	58,822	14,448	4,820	2,823	3,332	84,245
Net income	$168,562	$54,350	$18,129	$10,621	$12,657	$264,319

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2023 and 2022. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Federal funds sold, interest-bearing deposits in banks, and time deposits in other banks	$907,433	$33,568	4.95%	$2,339,364	$13,093	0.75%
Investment securities	1,730,824	46,246	3.57%	1,023,118	22,662	2.96%
Loans held for sale	510,690	22,865	5.99%	835,418	24,180	3.87%
Loans	20,121,143	848,375	5.64%	16,951,566	563,223	4.44%
Total interest-earning assets	23,270,090	951,054	5.46%	21,149,466	623,158	3.94%
Noninterest-earning assets	2,155,974			2,255,945
Total assets	$25,426,064			$23,405,411

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	$10,070,954	$164,382	2.18%	$9,815,352	$18,896	0.26%
Time deposits	2,939,293	79,886	3.63%	1,657,193	4,138	0.33%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—%	1,974	4	0.27%
FHLB advances	1,436,753	52,213	4.86%	64,130	909	1.90%
Other borrowings	330,035	13,072	5.30%	398,898	14,256	4.78%
Subordinated deferrable interest debentures	129,059	9,725	10.07%	127,066	5,152	5.42%
Total interest-bearing liabilities	14,906,094	319,278	2.86%	12,064,613	43,355	0.48%
Demand deposits	6,838,618			7,960,149
Other liabilities	391,646			326,293
Shareholders’ equity	3,289,706			3,054,356
Total liabilities and shareholders’ equity	$25,426,064			$23,405,411
Interest rate spread			2.60%			3.46%
Net interest income		$631,776			$579,803
Net interest margin			3.63%			3.67%

On a tax-equivalent basis, net interest income for the nine months ended September 30, 2023 was $631.8 million, an increase of $52.0 million, or 9.0%, compared with $579.8 million reported in the same period of 2022. The higher net interest income is a result of growth in average earning assets and increased market rates, partially offset by increased funding costs. Average interest earning assets increased $2.12 billion, or 10.0%, from $21.15 billion in the first nine months of 2022 to $23.27 billion for the first nine months of 2023. This growth in interest earning assets resulted primarily from organic growth in average loans and investment securities purchases, partially offset by a decline in excess liquidity and average loans held for sale. The Company’s net interest margin during the first nine months of 2023 was 3.63%, down four basis points from 3.67% reported for the first nine months of 2022. Loan production in the lines of business (including retail mortgage, warehouse lending, SBA and premium finance) amounted to $12.32 billion during the first nine months of 2023, with weighted average yields of 6.91%, compared with $14.53 billion and 4.39%, respectively, during the first nine months of 2022. Loan production in the banking division amounted to $1.7 billion during the first nine months of 2023 with weighted average yields of 9.20%, compared with $3.0 billion and 5.60%, respectively, during the first nine months of 2022.

Total interest income, on a tax-equivalent basis, increased to $951.1 million during the nine months ended September 30, 2023, compared with $623.2 million in the same period of 2022. Yields on earning assets increased to 5.46% during the first nine months of 2023, compared with 3.94% reported in the same period of 2022. During the first nine months of 2023, loans comprised 88.7% of average earning assets, compared with 84.1% in the same period of 2022. Yields on loans increased to 5.64% during the nine months ended September 30, 2023, compared with 4.44% in the same period of 2022.

The yield on total interest-bearing liabilities increased from 0.48% during the nine months ended September 30, 2022 to 2.86% in the same period of 2023. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 1.96% in the first nine months of 2023, compared with 0.29% during the same period of 2022. Deposit costs increased from 0.16% in the first nine months of 2022 to 1.65% in the same period of 2023. Non-deposit funding costs increased from 4.59% in the first nine months of 2022 to 5.29% in the same period of 2023. The increase in non-deposit funding costs was driven primarily by an increase in index rates. Average balances of interest bearing deposits and their respective costs for the nine months ended September 30, 2023 and 2022 are shown below:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost
NOW	$3,917,476	1.72%	$3,693,829	0.21%
MMDA	5,176,794	2.81%	5,117,528	0.33%
Savings	976,684	0.74%	1,003,995	0.08%
Retail CDs	1,947,739	2.84%	1,657,193	0.33%
Brokered CDs	991,554	5.19%	—	—%
Interest-bearing deposits	$13,010,247	2.51%	$11,472,545	0.27%

Provision for Credit Losses

The Company’s provision for credit losses during the nine months ended September 30, 2023 amounted to $119.7 million, compared with $38.8 million in the nine months ended September 30, 2022. This increase was primarily attributable to the updated economic forecast and organic growth in loans during the first nine months of 2023. The provision for credit losses for the first nine months of 2023 was comprised of $123.1 million related to loans, negative $3.4 million related to unfunded commitments and $5,000 related to other credit losses, compared with $28.0 million related to loans, $11.0 million related to unfunded commitments and negative $135,000 related to other credit losses for the same period in 2022. Non-performing assets as a percentage of total assets decreased from 0.61% at December 31, 2022 to 0.58% at September 30, 2023. The decrease in non-performing assets is primarily attributable to a decrease in accruing loans delinquent 90 days or more of $6.0 million, partially offset by an increase in other real estate owned of $2.6 million. Net charge-offs on loans during the first nine months of 2023 were $37.0 million, or 0.25% of average loans on an annualized basis, compared with approximately $10.7 million, or 0.08%, in the first nine months of 2022. The Company’s total allowance for credit losses on loans at September 30, 2023 was $290.1 million, or 1.44% of total loans, compared with $205.7 million, or 1.04% of total loans, at December 31, 2022. This increase is primarily attributable to organic growth in loans and the updated economic forecast.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2023 was $186.6 million, a decrease of $49.5 million, or 21.0%, from the $236.1 million reported for the nine months ended September 30, 2022.  Income from mortgage banking activities decreased $53.6 million, or 33.1%, from $162.0 million in the first nine months of 2022 to $108.4 million in the same period of 2023. Total production in the first nine months of 2023 amounted to $3.45 billion, compared with $4.52 billion in the same period of 2022, while spread (gain on sale) decreased to 2.11% during the nine months ended September 30, 2023, compared with 2.48% in the same period of 2022. The retail mortgage open pipeline was $623.9 million at September 30, 2023, compared with $507.1 million at December 31, 2022 and $520.0 million at September 30, 2022. Mortgage banking activities was positively impacted during the first nine months of 2022 by a recovery of previous mortgage servicing right impairment of $21.8 million, compared with no such recovery for the same period in 2023.

Other noninterest income increased $3.1 million, or 8.4%, to $40.7 million for the first nine months of 2023, compared with $37.5 million during the same period of 2022. The increase in other noninterest income was primarily attributable to increases in fee income from equipment finance, BOLI income, gain on debt redemption and derivative fee income of $3.8 million, $1.3 million, $1.1 million and $1.2 million, respectively, partially offset by a decrease of $3.7 million in trust income after exiting this business at the end of 2022.

Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2023 increased $3.7 million, or 0.9%, to $429.3 million, compared with $425.6 million in the same period of 2022. Salaries and employee benefits decreased $379,000, or 0.2%, from $244.5 million in the first nine months of 2022 to $244.1 million in the same period of 2023. Data processing and communications expenses increased $2.7 million, or 7.4%, to $39.5 million in the first nine months of 2023, from $36.7 million reported in the same period of 2022. Credit resolution-related expenses increased $266,000, or 77.6%, from negative $343,000 in the first nine months of 2022 to negative $77,000 in the same period of 2023. Advertising and marketing expense was $8.9 million in the first nine months of 2023, compared with $8.7 million in the first nine months of 2022. Amortization of intangible assets decreased $1.2 million, or 8.1%, from $15.0 million in the first nine months of 2022 to $13.8 million in the first nine months of 2023. This decrease was primarily related to a reduction in core deposit intangible amortization. There were no merger and conversion charges in the first nine months of 2023, compared with $977,000 in the same period in 2022. Loan servicing expenses decreased $2.1 million, or 7.2%, from $28.5 million in the first nine months of 2022 to $26.4 million in the same period of 2023, primarily attributable to the sale of a portion of our mortgage servicing portfolio during the third quarter of 2022, partially offset by additional mortgage loans added from mortgage production over the previous year. Other noninterest expenses increased $5.3 million, or 10.0%, from $53.1 million in the first nine months of 2022 to $58.4 million in the same period of 2023, due primarily to increases of $5.8 million in FDIC insurance expenses and $1.7 million in legal and professional fees. These increases in other noninterest expenses were partially offset by a decrease from the first nine months of 2022 in fraud/forgery losses of $1.1 million and variable expenses tied to production in our mortgage division.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the nine months ended September 30, 2023, the Company reported income tax expense of $63.4 million, compared with $84.2 million in the same period of 2022. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 23.8% and 24.2%, respectively. The decrease in the effective tax rate is primarily a result of a discrete charge to the Company's state tax liability and nondeductible merger and conversion charges incurred during the first nine months of 2022.

Financial Condition as of September 30, 2023

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

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2023, management determined that $80,000 was attributable to credit impairment and, accordingly, an allowance for credit losses was established. The remaining $78.1 million in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$781,154	$760,596	$775,784	$759,534
U.S. government-sponsored agencies	1,026	969	1,036	979
State, county and municipal securities	29,492	27,703	35,358	34,195
Corporate debt securities	16,171	15,036	16,397	15,926
SBA pool securities	23,834	21,751	29,422	27,398
Mortgage-backed securities	650,535	598,026	701,008	662,028
Total debt securities available-for-sale	$1,502,212	$1,424,081	$1,559,005	$1,500,060

Securities held-to-maturity
State, county and municipal securities	$31,905	$24,555	$31,905	$26,525
Mortgage-backed securities	109,954	91,134	102,959	88,013
Total debt securities held-to-maturity	$141,859	$115,689	$134,864	$114,538

The amounts of securities available-for-sale and held-to-maturity in each category as of September 30, 2023 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$373,910	3.91%	$—	—%	$1,934	3.97%
After one year through five years	386,686	2.57	969	2.16	16,151	3.94
After five years through ten years	—	—	—	—	4,031	4.56
After ten years	—	—	—	—	5,587	3.63
	$760,596	3.22%	$969	2.16%	$27,703	3.96%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$—	—%	$15,255	1.93%
After one year through five years	13,697	7.12	4,881	2.12	281,553	3.20
After five years through ten years	—	—	5,866	2.64	91,745	2.88
After ten years	1,339	8.63	11,004	3.21	209,473	3.29
	$15,036	7.30%	$21,751	2.81%	$598,026	3.16%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	11,882	1.34
After five years through ten years	—	—	66,008	2.55
After ten years	31,905	3.93	32,064	2.61
	$31,905	3.93%	$109,954	2.44%
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

Loans and Allowance for Credit Losses

At September 30, 2023, gross loans outstanding (including loans and loans held for sale) were $20.58 billion, up $335.2 million from $20.25 billion reported at December 31, 2022. Loans increased $345.8 million, or 1.7%, from $19.86 billion at December 31, 2022 to $20.20 billion at September 30, 2023, driven primarily by organic growth. Loans held for sale decreased from $392.1 million at December 31, 2022 to $381.5 million at September 30, 2023 primarily in our mortgage division.

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

At the end of the third quarter of 2023, the ACL on loans totaled $290.1 million, or 1.44% of loans, compared with $205.7 million, or 1.04% of loans, at December 31, 2022. Our nonaccrual loans decreased from $134.8 million at December 31, 2022 to $134.6 million at September 30, 2023. For the first nine months of 2023, our net charge off ratio as a percentage of average loans increased to 0.25%, compared with 0.08% for the first nine months of 2022. The total provision for credit losses for the first nine months of 2023 was $119.7 million, increasing from a provision of $38.8 million recorded for the first nine months of 2022. Our ratio of total nonperforming assets to total assets was down three basis points from 0.61% at December 31, 2022 to 0.58% at September 30, 2023.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Balance of allowance for credit losses on loans at beginning of period	$205,677	$167,582
Adjustment to allowance for adoption of ASU 2022-02	(1,711)	—
Provision charged to operating expense	123,114	27,962
Charge-offs:
Commercial, financial and agricultural	42,068	13,527
Consumer	4,140	3,790
Indirect automobile	135	179
Premium finance	5,220	3,640
Real estate – commercial and farmland	3,320	3,378
Real estate – residential	231	190
Total charge-offs	55,114	24,704

Recoveries:
Commercial, financial and agricultural	10,333	7,882
Consumer	694	665
Indirect automobile	599	816
Premium finance	4,701	3,383
Real estate – construction and development	646	669
Real estate – commercial and farmland	476	177
Real estate – residential	689	459
Total recoveries	18,138	14,051
Net charge-offs	36,976	10,653
Balance of allowance for credit losses on loans at end of period	$290,104	$184,891

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Allowance for credit losses on loans at end of period	$290,104	$184,891
Net charge-offs for the period	36,976	10,653
Loan balances:
End of period	20,201,079	18,806,856
Average for the period	20,121,143	16,951,566
Net charge-offs as a percentage of average loans (annualized)	0.25%	0.08%
Allowance for credit losses on loans as a percentage of end of period loans	1.44%	0.98%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial, financial and agricultural	$2,632,836	$2,679,403
Consumer	259,797	384,037
Indirect automobile	47,108	108,648
Mortgage warehouse	852,823	1,038,924
Municipal	497,093	509,151
Premium finance	1,007,334	1,023,479
Real estate – construction and development	2,236,686	2,086,438
Real estate – commercial and farmland	7,865,389	7,604,867
Real estate – residential	4,802,013	4,420,306
	$20,201,079	$19,855,253

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

Nonaccrual loans totaled $134.6 million at September 30, 2023, a decrease of $250,000, or 0.2%, from $134.8 million at December 31, 2022. Accruing loans delinquent 90 days or more totaled $11.9 million at September 30, 2023, a decrease of $6.0 million, or 33.4%, compared with $17.9 million at December 31, 2022. At September 30, 2023, OREO totaled $3.4 million, an increase of $2.6 million, or 303.0%, compared with $843,000 at December 31, 2022. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2023, total non-performing assets as a percent of total assets was down three basis points from 0.61% at December 31, 2022 to 0.58% at September 30, 2023.

Non-performing assets at September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans(1)	$134,558	$134,808
Accruing loans delinquent 90 days or more	11,891	17,865
Repossessed assets	22	28
Other real estate owned	3,397	843
Total non-performing assets	$149,868	$153,544

(1) Included in nonaccrual loans were $80.8 million and $69.6 million of serviced GNMA-guaranteed nonaccrual loans at September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2023 and December 31, 2022. The loan categories and concentrations below are based on Federal Reserve Call codes:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$2,236,686	11%	$2,086,438	11%
Multi-family loans	900,675	4%	779,027	4%
Nonfarm non-residential loans (excluding owner-occupied)	4,875,580	24%	4,796,358	24%
Total CRE Loans (excluding owner-occupied)	8,012,941	40%	7,661,823	39%
All other loan types	12,188,138	60%	12,193,430	61%
Total Loans	$20,201,079	100%	$19,855,253	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of September 30, 2023 and December 31, 2022:

	Internal Limit	Actual
		September 30, 2023	December 31, 2022
Construction and development loans	100%	79%	79%
Total CRE loans (excluding owner-occupied)	300%	283%	292%

Short-Term Investments

The Company’s short-term investments are comprised of federal funds sold and interest-bearing deposits in banks. At September 30, 2023, the Company’s short-term investments were $1.30 billion, compared with $833.6 million at December 31, 2022, all of which was in interest-bearing deposit balances at correspondent banks and the Federal Reserve Bank of Atlanta.

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $8.8 million and $3.9 million at September 30, 2023 and December 31, 2022, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $13.2 million and $4.6 million at September 30, 2023 and December 31, 2022, respectively, and a liability of $13.0 million and $4.6 million at September 30, 2023 and December 31, 2022, respectively.

Deposits

Total deposits at the Company increased $1.13 billion, or 5.8%, to $20.59 billion at September 30, 2023, compared with $19.46 billion at December 31, 2022. Noninterest-bearing deposits decreased $1.34 billion, or 16.9%, while interest-bearing deposits increased $2.47 billion, or 21.4%, during the first nine months of 2023. The decrease in noninterest-bearing deposits was attributable to a shift in consumer behavior to interest-bearing accounts as interest rates have risen. At September 30, 2023, the Company had approximately $1.47 billion in short-term brokered CDs, compared with none at December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had estimated uninsured deposits of $8.43 billion and $9.30 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $2.27 billion, or 26.9%, of the uninsured deposits at September 30, 2023 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 26, 2023. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2024.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2023, an aggregate of $13.5 million, or 405,233 shares of the Company's common stock, had been repurchased under the program's October 27, 2022 renewal, which also included the replenishment of the program to $100.0 million.

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

As of September 30, 2023, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	9.62%	9.36%
Ameris Bank	10.51%	10.56%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	10.82%	9.86%
Ameris Bank	11.81%	11.12%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	10.82%	9.86%
Ameris Bank	11.81%	11.12%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	14.01%	12.90%
Ameris Bank	13.41%	12.28%

Interest Rate Sensitivity and Liquidity

The Company’s primary market risk exposures are credit risk, interest rate risk, and liquidity risk. The Bank operates under an Asset Liability Management Policy approved by the Company’s Board of Directors and the ALCO Committee. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank’s assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk, and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank’s interest rate risk objectives.

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-

term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2023 and December 31, 2022, the net carrying value of the Company’s other borrowings was $1.21 billion and $1.88 billion, respectively. At September 30, 2023, the Company had availability with the FHLB and FRB Discount Window of $3.62 billion and $2.63 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Investment securities available-for-sale to total deposits	6.92%	7.14%	7.52%	7.71%	6.45%
Loans (net of unearned income) to total deposits	98.11%	100.14%	100.50%	102.02%	96.61%
Interest-earning assets to total assets	91.67%	91.51%	91.71%	91.11%	90.76%
Interest-bearing deposits to total deposits	68.00%	67.19%	61.60%	59.26%	57.14%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2023 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Goodwill Impairment Testing

The Company has goodwill at its Banking Division and Premium Finance Division (collectively "the divisions"). The carrying value of goodwill at the Banking Division was $951.1 million at both September 30, 2023 and December 31, 2022. The carrying value of goodwill at the Premium Finance Division was $64.5 million at both September 30, 2023 and December 31, 2022. The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. At December 31, 2022, the Company performed a qualitative assessment of goodwill at the divisions and determined it was more likely than not that, in each case, the reporting unit's fair value exceeded its carrying value. The Company performed an interim qualitative assessment at March 31, 2023 considering the decline in the Company's stock price relative to book value and the impact of recent bank failures on the economy and again determined that it was more likely than not that each reporting unit's fair value exceeded its carrying value.

During the second quarter of 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred due to the sustained decline in the Company's stock price. The Company performed a quantitative analysis of goodwill at the divisions as of June 30, 2023. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach, and the Company also used a market approach comparing to similar public companies' multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at June 30, 2023. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 8% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 20% higher than its carrying value, and the market approach indicated a fair value approximately 9% higher than its carrying value. As a result, management determined no impairment existed at June 30, 2023. At September 30, 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had not occurred and no impairment test was performed. The Company will perform its annual impairment test at December 31, 2023.

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

The Company also had forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $8.8 million and $3.9 million at September 30, 2023 and December 31, 2022, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $13.2 million and $4.6 million at September 30, 2023 and December 31, 2022, respectively, and a liability of $13.0 million and $4.6 million at September 30, 2023 and December 31, 2022, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing October 1, 2023. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	(5.5)%	5.9%
300	(2.4)%	6.1%
200	(0.1)%	5.3%
100	0.2%	2.9%
(100)	(0.3)%	(2.3)%
(200)	(0.7)%	(5.1)%
(300)	(1.3)%	(8.4)%
(400)	(1.9)%	(11.7)%

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

During the quarter ended September 30, 2023, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
July 1, 2023 through July 31, 2023	495	$37.02	—	$86,496,795
August 1, 2023 through August 31, 2023	244	$43.58	—	$86,496,795
September 1, 2023 through September 30, 2023	—	$—	—	$86,496,795
Total	739	$39.19	—	$86,496,795

(1)The shares purchased in July 2023 and August 2023 consist of shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.
(2)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 26, 2023. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2024. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2023, an aggregate of $13.5 million, or 405,233 shares of the Company's common stock, had been repurchased under the program's October 27, 2022 renewal, which also included the replenishment of the program to $100.0 million.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated: November 8, 2023	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)