Form 10-K
period 2023-12-31
Ameris Bancorp
filed 2024-02-28
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023, or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number
001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1456434
(State of incorporation)	(IRS Employer ID No.)
3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305
(Address of principal executive offices)
(404) 639-6500
(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                         ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $2.23 billion.
As of February 20, 2024, the registrant had outstanding 69,030,167 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

•the cost and effects of cyber incidents or other failures, interruptions or security breaches of our systems or those of our customers or third-party providers;

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

•changes in technology or products that may be more difficult, costly or less effective than anticipated; and

•the effects of hurricanes, floods, tornados or other natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises, pandemics or other catastrophic events beyond our control.

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

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Company’s executive office is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305, our telephone number is (404) 639-6500 and our internet address is www.amerisbank.com. We operate 164 full-service domestic banking offices. We do not operate in any foreign countries. At December 31, 2023, we had approximately $25.20 billion in total assets, $20.55 billion in total loans, $20.71 billion in total deposits and $3.43 billion of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. We have not made or participated in foreign, energy-related or subprime loans. In addition, the Company may buy loan participations or portions of national credits from time to time.

At December 31, 2023, our loan portfolio totaled approximately $20.55 billion, representing approximately 81.5% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Commercial and Industrial Loans. Generally, commercial and industrial loans consist of loans made primarily to manufacturers, wholesalers and retailers of goods, service companies, municipalities and other industries. These loans are made for acquisition, expansion, working capital and equipment financing and may be secured by accounts receivable, inventory, equipment, personal guarantees or other assets. The Company monitors these loans by requesting submission of corporate and personal financial statements and income tax returns. The Company has also generated loans which are guaranteed by the U.S. Small Business Administration (the “SBA”). SBA loans are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. Periodically, a portion of the loans that are secured by the guaranty of the SBA will be sold in the secondary market. Management believes that making such loans helps the local community and also provides Ameris with a source of income and solid future lending relationships as such businesses grow and prosper. During 2021 and 2020, the Company participated in the SBA's Paycheck Protection Program, a temporary product under the SBA's 7(a) loan program created under the Coronavirus Aid, Relief, and Economic Security Act. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. The Company also originates, administers and services commercial insurance premium finance loans made to borrowers throughout the United States.

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

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by either a market or regional credit officer as appropriate. When the request for approval exceeds the authority level of the market or regional credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee is required. All new loans or modifications to existing loans in excess of $500,000 are reviewed monthly by the Company’s Credit Administration Department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our ongoing internal loan review process which is independent of the originating loan officer.

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

The Bank originates loans outside of our market areas through our national lines of business, including equipment finance, premium finance and government guaranteed lending.

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

Investment Activities

Our investment policy is designed to maximize income from funds not needed to meet loan demand in a manner consistent with appropriate liquidity and risk management objectives. Under this policy, our Company may invest in U.S. Treasury obligations, securities issued by U.S. government-sponsored agencies, state and municipal obligations, mortgage-backed securities, corporate obligations and satisfactorily-rated trust preferred obligations. Investments in our portfolio must satisfy certain quality criteria. Our Company’s investments must be “investment-grade” as determined by a nationally recognized investment rating service. Investment securities where the Company has determined a certain level of credit risk are periodically reviewed to determine the financial condition of the issuer and to support the Company’s decision to continue holding the security. Our Company may purchase non-rated municipal bonds only if the issuer of such bonds is located in the Company’s general market area and such bonds are determined by the Company to have a credit risk no greater than the minimum ratings referred to above. Traditionally, the Company has purchased and held investment securities with very high levels of credit quality, favoring investments backed by direct or indirect guarantees of the U.S. government.

While our asset/liability management policy permits our Company to trade securities to improve the quality of yields or marketability or to realign the composition of the portfolio, the Bank historically has not done so to any significant extent.

Our Asset and Liability Committee (the “ALCO Committee”) implements the investment policy and portfolio strategies and monitors the portfolio. Reports on all purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are reviewed by our board of directors (the “Board”) each quarter. The written investment policy is reviewed annually by the Board and updated as needed.

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

On December 6, 2019, the Company completed the public offering and sale of $120.0 million in aggregate principal amount of its 4.25% Fixed-To-Floating Rate Subordinated Notes due 2029. The subordinated notes were sold to the public at par. The subordinated notes will mature on December 15, 2029 and through December 14, 2024 will bear a fixed rate of interest of 4.25% per annum. Beginning December 15, 2024, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 2.94%. During 2023, the Company repurchased on the open market and subsequently redeemed $12.0 million in aggregate principal of the 2029 subordinated notes.

On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027. The subordinated notes were sold to the public at par. The subordinated notes will mature on March 15, 2027 and through March 14, 2022 bore a fixed rate of interest of 5.75% per annum. Beginning March 15, 2022, the interest rate on the subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month LIBOR plus 3.616%. The Company redeemed these notes in full on the March 15, 2023 interest payment date.

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $130.3 million as of December 31, 2023. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

The Company may also enter into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

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

HUMAN CAPITAL

At Ameris, we consider our teammates to be our greatest strength. At December 31, 2023, the Company employed 2,765 full-time-equivalent employees, primarily located in our core markets of Georgia, Alabama, Florida, North Carolina and South Carolina.

We take pride in listening to our employees, welcoming unique perspectives, supporting personal and professional growth and developing natural strengths. For example, each year the Company administers an employee engagement survey to gather meaningful insights and data which is used as we continue to make improvements at Ameris and build upon our strong culture. The input obtained from these surveys helps the Board and executive officers to execute on initiatives such as the Ameris Foundation, leadership training and diversity and inclusion initiatives.

Effective and frequent communication is critical to supporting our growing culture and teammate needs and is carried out through regular e-newsletters, executive announcements, and bulletins which provide access to information regarding Company news, alerts and updates, as well as educational opportunities and programs.

Support and Benefits

Providing employees with meaningful, competitive and supportive benefits to care for their lives and families is a top priority for the Company. We’re proud to offer a comprehensive benefits package that includes medical, dental, vision and life insurance, paid time-off, 401(k) profit-sharing plan participation and an employee stock purchase plan. The Company’s 401(k) plan matches 50% of each employee’s elective deferral amount, up to the first 8% of the contribution.

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

Mentorship at all levels is encouraged throughout our organization, as it supports our culture of learning and commitment to our teammates, new ideas and leadership development. Mentor Ameris is the Bank’s formal mentorship program, whereby annually, high potential colleagues are identified as mentees and paired with a selected mentor at the Bank. A total of 27 mentees were selected to participate in the program in 2023, of which 62% were female and 41% were minorities. The program is a nine-month commitment that is designed to encourage a lifelong mentee-mentor relationship.

Launched at the end of 2020, our Leadership Development Program is a self-paced, three-tiered program available to all employees, with coursework specific to leading self, leading others and leading leaders. We believe that effective and meaningful leadership development will further elevate the Company and support us in continuing to attract and retain top talent. At the end of 2023, we had a total of 424 teammates who were enrolled in or completed the program, of which 73% were female and 38% were minorities.

The development of our employees’ skills and knowledge is critical to the success of the Company. Our educational assistance program, which provides for reimbursement of certain education expenses up to $5,250, encourages personal development through formal education such as a degree, licensing or certification, so that teammates can maintain and improve their skills or knowledge related to their current job or foreseeable-future position at Ameris. The importance of having career development discussions and guidance with employees is shared and reinforced during manager training sessions as well, as the Company recognizes these discussions are critical to establishing pathways for career growth.

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

As part of that commitment, the Bank appointed its first Diversity and Inclusion Officer in 2020 and established a Diversity Task Force comprised of a diverse group of 29 teammates from across the Company. This group is dedicated to cultivating an environment that supports our strategy to engage, recruit, develop, retain and advance a diverse team of talent, inclusively and equitably. Leaders from this group have established employee resource groups which are meant to bring teammates together from across the Company and offer strong networking opportunities and a forum to listen and to discuss and sponsor programs, activities and empowering resources that foster diversity and inclusion education and awareness. Employee resource groups currently include women in banking, LGBTQIA+, veterans, BIPOC (Black, Indigenous and People of Color), multigenerational, caregivers and mindfulness-mental health.

As of December 31, 2023, females represent 65% of the Company’s employee population, and minorities represent 32%. In addition, females represent 43% of the Company’s senior management staff, consisting of Vice Presidents and above, and minorities represent 18%.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the bank’s Tier 1 capital (plus allowance for loan losses); (ii) the aggregate amount of dividends declared or anticipated to be declared by the bank in the calendar year exceeds 50% of its net profits for the previous calendar year; or (iii) the ratio of the bank’s Tier 1 capital to adjusted total assets is less than 6%. As of December 31, 2023, there was approximately $149.3 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

At December 31, 2023, the Company exceeded its minimum capital requirements, inclusive of the capital conservation buffer, on a consolidated basis with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.23%, 11.23% and 14.45% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 9.93%. At December 31, 2023, the Bank exceeded its minimum capital requirements, inclusive of the capital conservation buffer, with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.09%, 12.09% and 13.69% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 10.69%, and was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. In March 2020, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020 that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. Ameris and the Bank elected to defer the regulatory capital effects of CECL in accordance with the interim final rule. As a result, the effects of CECL on Ameris’s and the Bank’s regulatory capital were delayed through 2021 and now will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of a banking organization’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in its allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

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

FDIC Insurance Assessments

The Bank’s deposits are insured to the maximum extent permitted by the DIF. The Bank is required to pay quarterly premiums, known as assessments, for this deposit insurance coverage. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. The Bank’s regular assessments are determined within a range of base assessment rates based in part on the Bank’s CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2%. Under the current methodology, the Bank’s assessment rates are based on an initial base assessment rate of 5 to 32 cents per $100 of insured deposits, subject to certain adjustments, and may range from 2.5 to 42 cents after applying adjustments. These rates will remain in effect until the designated reserve ratio meets or exceeds 2%, absent further FDIC action.

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

On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF resulting from the closures of Silicon Valley Bank and Signature Bank. The special assessment was determined based on an annual rate of 13.4 basis points applied to an institution's estimated uninsured deposits in excess of $5 billion over an anticipated eight quarterly assessment periods. The FDIC retains the ability to cease collection early or impose an extended special assessment collection period after the initial eight-quarter collection period to collect the difference between losses and the amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate. The Company recognized an expense of $11.6 million in the fourth quarter of 2023 related to the special assessment. On February 23, 2024, the FDIC provided an updated estimated loss to the DIF resulting from the receiverships of approximately $20.4 billion from the previous estimate of $16.3 billion. Loss estimates will be periodically updated based on losses incurred and recoveries received. The amount of any additional assessment to the Company is unknown and will be recognized, if applicable, when it becomes reasonably estimable.

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

Commercial Real Estate Concentrations

Under guidance issued by the federal banking regulators, a financial institution will be considered to have a significant commercial real estate (“CRE”) concentration risk, and will be subject to enhanced supervisory expectations to manage that risk, if (i) total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s tier 1 capital plus the allowance for credit losses attributable to loans and leases or (ii) total CRE loans represent 300% or more of the institution’s tier 1 capital plus the allowance for credit losses attributable to loans and leases and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.

As of December 31, 2023, our C&D concentration as a percentage of capital totaled 74.0% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 281.9%.

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

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. The agencies periodically examine the CRA performance of each of the institutions for which they are the primary federal regulator and assign one of four ratings: Outstanding; Satisfactory; Needs to Improve; or Substantial Noncompliance. In order for an insured depository institution and its parent holding company to take advantage of certain regulatory benefits, such as expedited processing of applications and the ability of the holding company to engage in new financial activities, the insured depository institution must maintain a rating of Outstanding or Satisfactory. An institution’s size and business strategy determines the type of examination that it will receive. The FDIC evaluates the Bank as a large, retail-oriented institution and applies performance-based lending, investment and service tests. In its most recent CRA evaluation, as of October 31, 2022, the Bank was rated Satisfactory under the CRA.

In October 2023, the federal regulatory agencies issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as the Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

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

In October 2023, the Federal Reserve issued a proposal under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. In addition, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the Federal Reserve from large debit card issuers.

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

In July 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material, with periodic updates as to the status of the incident in subsequent filings as necessary.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states adopted regulations requiring certain financial institutions to implement cybersecurity programs, while others recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in these areas to continue, and we routinely monitor developments in the states in which our customers are located.

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. In March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management.

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

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2023, net interest income made up 77.5% of our revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Our capital position could be adversely impacted by declines in the fair market value of our securities portfolio.

Our concentration of real estate loans subjects the Company to risks that could materially adversely affect our results of operations and financial condition.

The majority of our loan portfolio is secured by real estate, including commercial and industrial, construction and commercial real estate mortgage loans. These types of loans are generally viewed as having more risk of default and are typically larger than residential real estate loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Declines in real estate values could cause the revenue stream from those loans to come under stress and require additional provision to the allowance for loan losses. In addition, our ability to dispose of foreclosed real estate and resolve credit quality issues is dependent upon real estate activity and real estate prices, both of which can be highly unpredictable. Increases in non-performing loans have resulted in a net loss of earnings from particular loans, an increase in credit loss expense and an increase in loan charge-offs, and these and future instances could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses may be insufficient.

We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Deterioration in economic conditions, including the possibility of a recession, affecting borrowers and securities issuers; inflation; rising interest rates; new information regarding existing loans, credit commitments and securities holdings; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

We are subject to risk arising from conditions in the commercial real estate market.

As of December 31, 2023, commercial real estate mortgage loans comprised approximately 39.8% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic, which has also been a catalyst for the evolution of various remote work options that could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to liquidity risk.

We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in the economy in the southeastern United States, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same timeframe. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2023, approximately 43.7% of our deposits were uninsured, and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

Unrealized losses in our securities portfolio could affect liquidity.

As market interest rates have increased, we have experienced unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for securities portfolio and do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

Cyberattacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. We also have arrangements in place with other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Additionally, information security may be adversely affected by the current or anticipated impact of military conflict, including the current wars in Ukraine and Israel, acts of terrorism or other geopolitical events.

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

•if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur losses associated with the loans; and
•increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings.

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

Natural disasters such as hurricanes, tropical storms, floods, wildfires, extreme weather conditions and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, pandemics and other public health crises, and other catastrophic events could adversely affect our business operations and those of our customers, counterparties and service providers, and cause substantial damage and loss to real and personal property, including damage to or destruction of mortgaged properties or our own banking facilities and offices. Natural disasters, geopolitical events, public health crises and other catastrophic events, or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, including mortgaged properties, result in an increase in the amount of our non-performing loans and a higher level of non-performing assets, including real estate owned, net charge-offs and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as an outbreak of a contagious disease), natural disaster, war, act of terrorism, accident or other reason. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the current wars in Ukraine and Israel, acts of terrorism or other geopolitical events.

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
•speculation in the press or investment community, or in social media;
•strategic actions by us or our competitors, such as acquisitions or restructurings;

•actions by institutional shareholders;
•the soundness of other financial institutions;
•fluctuations in the stock price and operating results of our competitors;
•general market conditions and, in particular, developments related to market conditions for the financial services industry;
•proposed or adopted regulatory changes or developments, including changes in accounting rules;
•government intervention in the U.S. financial system;
•proposed or adopted changes or developments in tax policies or rates;
•anticipated or pending investigations, proceedings or litigation that involve or affect us; and
•domestic and international economic or financial services industry factors unrelated to our performance.

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

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2023, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $130.3 million and other subordinated notes payable with a carrying value of $291.1 million.

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

Holders of our Common Stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have consistently paid dividends on our Common Stock in recent years, the payment of dividends could be suspended at any time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Board is regularly involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects, stores and uses. Our principal objective for managing cybersecurity risk is to effectively identify and prevent or mitigate the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information.

The underlying controls of our information security program are based on regulatory guidance, recognized best practices and industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. In addition, we leverage certain industry and government associations, third-party benchmarking, audits and threat intelligence feeds to facilitate and promote program effectiveness. Our Corporate Information Security Officer and our Chief Information Officer, to whom the Corporate Information Security Officer reports, as well as key members of their teams, regularly collaborate with peer banks, industry groups and others to consider cybersecurity and incident response issues, trends and best practices. The information security program is periodically reviewed by these individuals and their teams with the goal of addressing evolving threats and conditions. Our enterprise information security team consists of information security professionals with varying degrees of education and experience who are generally subject to professional education and certification requirements.

As one of the critical elements of our overall ERM approach, our cybersecurity program includes a focus on the following key areas:
•Governance. As discussed further below, the Board’s oversight of cybersecurity risk management is supported by the Enterprise Risk Committee of the Board (the “ERC”), which regularly interacts with the Company’s ERM function, Corporate Information Security Officer, Business Continuity Director and other key members of management. The activities of the ERC include a quarterly review of our cybersecurity risk profile, and the ERC provides a report of its activities at each meeting of the full Board.
•Technical Safeguards. We deploy technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Third-Party Risk Management. We have designed and maintain a comprehensive, risk-based program in accordance with applicable regulatory standards for identifying and overseeing cybersecurity risks, among others, presented by third parties with whom we engage for the conduct of our business, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

•Education and Awareness. We provide regular, mandatory training for our employees regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
•Incident Response Plan. In addition, we maintain a comprehensive incident response plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification to appropriate management committees and, as appropriate, the ERC. The incident response plan is overseen by our Business Continuity Director, who reports directly to our Chief Information Officer, and coordinated across multiple parts of the Company, with key members of management included in the implementation and execution of the plan. The incident response plan is updated as appropriate and evaluated at least annually.
We also engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability and penetration testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the ERC, who reports such results to the Board as appropriate, and we tailor our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

The threat posed by cyberattacks and other cybersecurity incidents is significant, notwithstanding our prevention and mitigation systems and processes. To date, we have not experienced cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect the Company, including our business strategy, results of operations or financial condition. For additional discussion of risks from cybersecurity threats, see “Cyberattacks or other security breaches could have a material adverse effect on our business.” in Item 1A., “Risk Factors.”

Governance

The Board, in coordination with the ERC, oversees our ERM process, including specifically the management of risks arising from cybersecurity threats. The Board and the ERC each receive periodic presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment and information security considerations that may arise with respect to our peers, key vendors and other relevant third parties. If a cybersecurity incident meeting established reporting thresholds should occur, the Board and the ERC would also receive timely information regarding such incident, plus appropriate updates until the situation has been sufficiently resolved.

Our Corporate Information Security Officer, who holds relevant degrees and certifications and has more than 15 years of information technology and information security experience specific to the financial services industry, is charged with managing our enterprise information security function and administering our information security program. This area’s roles and responsibilities include cybersecurity risk assessment, vulnerability assessment, defensive operations, threat intelligence and identity access governance, as well as coordination with our Business Continuity Director for additional risk assessment, incident response and business resilience. These responsibilities are addressed by a first line of defense function, with our second line of defense function, including the Corporate Information Security Officer, providing oversight, guidance, monitoring and management of the first line’s activities. Through ongoing engagement among these personnel, our Corporate Information Security Officer and other key members of management routinely monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and report such threats and incidents to the ERC when appropriate.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305. The Company occupies approximately 19,200 square feet at this location plus an additional 90,800 square feet used for a branch location and support services for banking operations, including credit, marketing and operational support. The Company also leases approximately 38,000 square feet in Jacksonville, Florida used for additional corporate support services. Inclusive of the branch at its headquarters, Ameris operates 164 branch locations. Of the 164 branch locations, 137 are owned and 27 are subject to either building or ground leases. Ameris also operates 32 mortgage and loan production offices, all of which are subject to building leases. At December 31, 2023, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank. We believe that our properties are suitable for the purposes of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

The Common Stock is listed on Nasdaq under the symbol “ABCB”. As of February 20, 2024, there were approximately 2,644 holders of record of the Common Stock. We believe a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

The amount of and nature of any dividends declared on our Common Stock will be determined by our Board in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Repurchases of Common Stock

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our Common Stock during the three-month period ended December 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
October 1, 2023 through October 31, 2023	60,761	$37.37	60,000	$97,759,204
November 1, 2023 through November 30, 2023	26,400	$37.71	26,400	$96,763,673
December 1, 2023 through December 31, 2023	—	$—	—	$96,763,673
Total	87,161	$37.47	86,400	$96,763,673

(1)The shares purchased from October 1, 2023 through October 31, 2023 include 761 shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock.
(2)On September 19, 2019, the Company announced that its board of directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 26, 2023. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2024. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of December 31, 2023, an aggregate of $3.2 million, or 86,400 shares of the Company's common stock, had been repurchased under the program's October 26, 2023 renewal, which also included the replenishment of the program to $100.0 million.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NASDAQ Stock Market (U.S. Companies) index and the index of KBW NASDAQ Bank Stocks for the five-year period commencing December 31, 2018 and ending December 31, 2023. This line graph assumes an investment of $100 on December 31, 2018, and reinvestment of dividends and other distributions to shareholders.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Ameris Bancorp
NASDAQ Stock Market (US Companies)
KBW NASDAQ Bank Stocks

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Ameris Bancorp	100.00	136.06	124.77	164.72	158.41	181.02
NASDAQ Stock Market (US Companies)	100.00	136.69	198.10	242.03	163.28	236.17
KBW NASDAQ Bank Stocks	100.00	136.13	122.09	168.88	132.75	131.57
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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2023, the Company reported net income of $269.1 million, or $3.89 per diluted share, compared with $346.5 million, or $4.99 per diluted share, in 2022. The Company’s net income as a percentage of average assets for 2023 and 2022 was 1.06% and 1.47%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 8.12% and 11.24%, respectively. Reported net income for the year ended December 31, 2023 includes $142.7 million in provision for credit losses, primarily related to updated economic forecasts and organic growth, partially offset by a reduction in unfunded commitments and the related allowance, compared with a provision of $71.7 million in 2022 resulting from organic growth in loans and the updated economic forecast. Results for the year ended December 31, 2023 also includes $11.6 million related to the FDIC special assessment.

Highlights of the Company’s performance in 2023 include the following:
•Growth in tangible book value per share1 of 12.4%, from $29.92 at the end of 2022 to $33.64 at the end of 2023
•Adjusted efficiency ratio1 of 52.58%, compared with 52.48% in 2022
•Organic growth in loans of $414.1 million, or 2.1%
•Growth in total deposits of $1.25 billion, or 6.4%
•Nonperforming portfolio assets, excluding government-guaranteed loans, as a percentage of total assets improved to 0.33% at December 31, 2023, compared with 0.34% at December 31, 2022
•Increase in the allowance for credit losses to 1.52% of loans, from 1.04% at December 31, 2022, due to forecasted economic conditions, particularly related to commercial real estate price levels
______________________________________________________________________________________________________
1 A reconciliation of non-GAAP financial measures can be found in the following tables.

Adjusted Net Income Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2023	2022
Net income available to common shareholders	$269,105	$346,540

Adjustment items:
Merger and conversion charges	—	1,212
Gain on sale of mortgage servicing rights	—	(1,356)
Servicing right impairment (recovery)	—	(21,824)
FDIC special assessment	11,566	—
Natural disaster expenses	—	151
Gain on BOLI proceeds	(486)	(55)
Gain on sale of premises	(1,903)	(45)
Tax effect of adjustment items (Note 1)	(2,029)	4,792
After-tax adjustment items	7,148	(17,125)
Adjusted net income	$276,253	$329,415

Total shareholders' equity	$3,426,747	$3,197,400
Less:
Goodwill	1,015,646	1,015,646
Other intangibles, net	87,949	106,194
Total tangible shareholders' equity	$2,323,152	$2,075,560

Period end number of shares	69,053,341	69,369,050
Book value per share	$49.62	$46.09
Tangible book value per share	$33.64	$29.92

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included. A portion of the merger and conversion charges for 2022 are nondeductible for tax purposes.

Non-performing Portfolio Assets Reconciliation
	Year Ended
	December 31,
(dollars in thousands)	2023	2022
Nonaccrual portfolio loans	$60,961	$65,221
Other real estate owned	6,199	843
Repossessed assets	17	28
Accruing loans delinquent 90 days or more	16,988	17,865
Non-performing portfolio assets	$84,165	$83,957
Serviced GNMA-guaranteed mortgage nonaccrual loans	90,156	69,587
Total non-performing assets	$174,321	$153,544

Total assets	25,203,699	25,053,286
Non-performing portfolio assets as a percent of total assets	0.33%	0.34%
Total non-performing assets as a percent of total assets	0.69%	0.61%

Adjusted Efficiency Ratio Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2023	2022
Adjusted Noninterest Expense
Total noninterest expense	$578,281	$560,655
Adjustment items:
Merger and conversion charges	—	(1,212)
FDIC special assessment	(11,566)	—
Natural disaster expenses	—	(151)
Gain on sale of premises	1,903	45
Adjusted noninterest expense	$568,618	$559,337

Total Revenue
Net interest income	$835,044	$801,026
Noninterest income	242,828	284,424
Total revenue	$1,077,872	$1,085,450

Adjusted Total Revenue
Net interest income (TE)	$838,824	$804,895
Noninterest income	242,828	284,424
Total revenue (TE)	1,081,652	1,089,319
Adjustment items:
(Gain) loss on securities	304	(203)
Gain on sale of mortgage servicing rights	—	(1,356)
Gain on BOLI proceeds	(486)	(55)
Servicing right impairment (recovery)	—	(21,824)
Adjusted total revenue (TE)	$1,081,470	$1,065,881

Efficiency ratio	53.65%	51.65%
Adjusted efficiency ratio (TE)	52.58%	52.48%

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

As discussed in Note 4 to the consolidated financial statements, Management determined the ACL on loans at December 31, 2023 utilizing the Moody's baseline economic forecast. Results by scenario can vary significantly from period to period as both the scenario assumptions and the portfolio composition are changing. If Management utilized the downside 96th percentile S-4 scenario from Moody's holding all other assumptions constant, the quantitative portion of the ACL on loans would have increased approximately $132.3 million. The S-4 scenario is a downside scenario such that there is a 96% probability that the economy will perform better than the forecast and a 4% probability that the economy will perform worse.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual impairment testing of goodwill at December 31 of each year and more frequently if a triggering event occurs.

During the second quarter of 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred due to the sustained decline in the Company's stock price. The Company performed a quantitative analysis of goodwill at the divisions as of June 30, 2023. The Premium Finance Division was measured utilizing a discounted cash flow approach. The Banking Division was measured using multiple approaches. The primary approach for the Banking Division was the discounted cash flow approach, and the Company also used a market approach comparing to similar public companies' multiples and control premiums from transactions during prior distressed periods. The results from each of the primary approaches showed valuation of the reporting unit in excess of carrying value at June 30, 2023. The discounted cash flow approach for the Premium Finance Division resulted in a fair value approximately 8% higher than its carrying value. The discounted cash flow approach for the Banking Division indicated a fair value approximately 20% higher than its carrying value, and the market approach indicated a fair value approximately 9% higher than its carrying value. As a result, management determined no impairment existed at June 30, 2023. Holding all other variables constant, an increase of 1% in the discount rate would reduce the calculated fair value of the Premium Finance Division and Banking Division by approximately 8.8% and 6.9%, respectively.

At December 31, 2023, the Company performed its annual qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values.

See Note 6, “Goodwill and Intangible Assets,” in the notes to consolidated financial statements for additional details.

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

NET INCOME AND EARNINGS PER SHARE

The Company’s net income during 2023 was $269.1 million, or $3.89 per diluted share, compared with $346.5 million, or $4.99 per diluted share, in 2022, and $376.9 million, or $5.40 per diluted share, in 2021.

For the fourth quarter of 2023, the Company recorded net income of $65.9 million, or $0.96 per diluted share, compared with $82.2 million, or $1.18 per diluted share, for the quarter ended December 31, 2022, and $81.9 million, or $1.18 per diluted share, for the quarter ended December 31, 2021.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $23.26 billion in 2023, compared with approximately $21.41 billion in 2022. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$914,818	$47,936	5.24%	$1,993,672	$23,008	1.15%	$2,857,141	$3,880	0.14%
Federal funds sold	—	—	—	10,836	77	0.71	20,000	42	0.21
Time deposits in other banks	—	—	—	—	—	—	122	2	1.64
Investment securities - taxable	1,664,184	59,002	3.55	1,123,681	34,656	3.08	822,408	22,524	2.74
Investment securities - nontaxable	41,679	1,690	4.05	39,779	1,489	3.74	19,793	728	3.68
Loans held for sale	484,070	29,711	6.14	718,599	29,699	4.13	1,463,614	42,651	2.91
Loans	20,154,321	1,145,876	5.69	17,521,461	808,826	4.62	14,703,956	637,861	4.34
Total interest-earning assets	23,259,072	1,284,215	5.52	21,408,028	897,755	4.19	19,887,034	707,688	3.56
Noninterest-earning assets	2,145,801			2,236,726			1,960,697
Total assets	$25,404,873			$23,644,754			$21,847,731

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW Accounts	$3,878,034	$69,584	1.79%	$3,675,586	$14,367	0.39%	$3,400,441	$3,414	0.10%
MMDA	5,382,865	162,718	3.02	5,128,497	33,143	0.65	4,953,748	7,847	0.16
Savings Accounts	936,454	6,349	0.68	1,005,752	1,287	0.13	884,623	503	0.06
Retail CDs	2,031,828	63,650	3.13	1,604,978	7,308	0.46	1,953,927	10,575	0.54
Brokered CDs	1,024,606	53,716	5.24	—	—	—	625	18	2.88
Total Interest-Bearing Deposits	13,253,787	356,017	2.69	11,414,813	56,105	0.49	11,193,364	22,357	0.20
Non-deposit funding
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	1,477	4	0.27	6,700	20	0.30
FHLB advances	1,210,242	59,302	4.90	279,409	9,710	3.48	48,888	775	1.59
Other borrowings	325,260	16,870	5.19	393,393	19,209	4.88	399,485	19,278	4.83
Subordinated deferrable interest debentures	129,310	13,202	10.21	127,316	7,832	6.15	125,324	5,355	4.27
Total non-deposit funding	1,664,812	89,374	5.37	801,595	36,755	4.59	580,397	25,428	4.38
Total interest-bearing liabilities	14,918,599	445,391	2.99	12,216,408	92,860	0.76	11,773,761	47,785	0.41
Noninterest-bearing demand deposits	6,771,464			8,005,201			7,017,614
Other liabilities	401,449			340,064			228,687
Shareholders' equity	3,313,361			3,083,081			2,827,669
Total liabilities and shareholders’ equity	$25,404,873			$23,644,754			$21,847,731
Interest rate spread			2.53%			3.43%			3.15%
Net interest income		$838,824			$804,895			$659,903
Net interest margin			3.61%			3.76%			3.32%

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

2023 compared with 2022. For the year ended December 31, 2023, interest income was $1.28 billion, an increase of $386.5 million, or 43.2%, compared with the same period in 2022. Average earning assets increased $1.85 billion, or 8.6%, to $23.26 billion for the year ended December 31, 2023, compared with $21.41 billion for 2022. Yield on average earning assets on a taxable equivalent basis increased during 2023 to 5.52%, compared with 4.19% for the year ended December 31, 2022. Average yields on all interest-earning asset categories increased from 2022 to 2023 as market interest rates increased.

Interest expense for the year ended December 31, 2023 was $445.4 million, an increase of $352.5 million, or 379.6%, compared with $92.9 million for the year ended December 31, 2022. During 2023 average interest-bearing liabilities were $14.92 billion as compared with $12.22 billion for 2022, an increase of $2.70 billion, or 22.1%. During 2023, average noninterest-bearing deposit accounts were $6.77 billion and comprised 33.8% of average total deposits, compared with $8.01 billion, or 41.2% of average total deposits, during 2022. Costs of interest-bearing deposits increased during 2023 to 2.69%, compared with 0.49% for 2022. This increase reflects a shift in mix of deposits based on customer behavior and increased competition in the market for deposits. The cost of non-deposit funding increased to 5.37% in 2023, compared with 4.59% resulting from an increase in market interest rates.

On a taxable-equivalent basis, net interest income for 2023 was $838.8 million, compared with $804.9 million in 2022, an increase of $33.9 million, or 4.2%. The Company’s net interest margin, on a tax equivalent basis, decreased 15 basis points to 3.61% for the year ended December 31, 2023, compared with 3.76% for the year ended December 31, 2022.

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

Interest expense for the year ended December 31, 2022 was $92.9 million, an increase of $45.1 million, or 94.3%, compared with $47.8 million for the year ended December 31, 2021. During 2022 average interest-bearing liabilities were $12.22 billion as compared with $11.77 billion for 2021, an increase of $442.6 million, or 3.8%. During 2022, average noninterest-bearing deposit accounts were $8.01 billion and comprised 41.2% of average total deposits, compared with $7.02 billion, or 38.5% of average total deposits, during 2021. Average balances of time deposits amounted to $1.60 billion and comprised 8.3% of average total deposits during 2022, compared with $1.95 billion, or 10.7% of average total deposits, during 2021.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2023 and 2022 are shown in the following table:

	2023 vs. 2022			2022 vs. 2021
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on interest-bearing deposits in banks	$24,928	$37,379	$(12,451)	$19,128	$20,301	$(1,173)
Interest on federal funds sold	(77)	—	(77)	35	54	(19)
Interest on time deposits in other banks	—	—	—	(2)	—	(2)
Interest on investment securities - taxable	24,346	7,676	16,670	12,132	3,881	8,251
Interest on investment securities - nontaxable	201	130	71	761	26	735
Interest on loans held for sale	12	9,705	(9,693)	(12,952)	8,758	(21,710)
Interest and fees on loans	337,050	215,512	121,538	170,965	48,741	122,224
Total interest income	386,460	270,402	116,058	190,067	81,761	108,306
Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits
Interest on NOW accounts	55,217	54,426	791	10,953	10,677	276
Interest on MMDA accounts	129,575	127,931	1,644	25,296	25,019	277
Interest on savings accounts	5,062	5,151	(89)	784	715	69
Interest on retail time deposits	56,342	54,398	1,944	(3,267)	(1,378)	(1,889)
Interest on brokered time deposits	53,716	53,716	—	(18)	—	(18)
Total interest expense on interest-bearing deposits	299,912	295,622	4,290	33,748	35,033	(1,285)
Interest expense on non-deposit funding
Interest on federal funds purchased and securities sold under agreements to repurchase	(4)	—	(4)	(16)	—	(16)
Interest on FHLB advances	49,592	17,244	32,348	8,935	5,281	3,654
Interest on other borrowings	(2,339)	988	(3,327)	(69)	225	(294)
Interest on trust preferred securities	5,370	5,247	123	2,477	2,392	85
Total interest expense on non-deposit funding	52,619	23,479	29,140	11,327	7,898	3,429
Total interest expense	352,531	319,101	33,430	45,075	42,931	2,144
Net interest income	$33,929	$(48,699)	$82,628	$144,992	$38,830	$106,162

Provision for Credit Losses

The Company's provision for credit losses on loans during 2023 amounted to $153.5 million, compared with $52.6 million for 2022 and a release of $35.1 million for 2021. The increased provision for 2023 was primarily attributable to the updated economic forecast, particularly levels of commercial real estate prices. Net charge-offs in 2023 were 0.25% of average loans, compared with 0.08% in 2022 and 0.04% in 2021. Included in charge-offs for 2023 were $5.6 million in charge-offs on acquired loans which were fully reserved at acquisition. Excluding those charge-offs, the net charge-off rate for 2023 would have been 0.22%.

At December 31, 2023, non-performing assets amounted to $174.3 million, or 0.69% of total assets, compared with $153.5 million, or 0.61% of total assets, at December 31, 2022. Included in non-performing assets were serviced GNMA-guaranteed residential mortgage loans totaling $90.2 million and $69.6 million at December 31, 2023 and 2022, respectively. Non-performing assets, excluding GNMA-guaranteed loans, represented 0.33% of total assets at December 31, 2023, compared with 0.34% of total assets at December 31, 2022. Other real estate was approximately $6.2 million as of December 31, 2023, compared with $843,000 at December 31, 2022.

The Company’s allowance for credit losses on loans at December 31, 2023 was $307.1 million, or 1.52% of loans compared with $205.7 million, or 1.04%, and $167.6 million, or 1.06%, at December 31, 2022 and 2021, respectively. The increase in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2022 was primarily attributable to a decline in forecast economic conditions, particularly commercial real estate price levels, in the Company's CECL model.

The Company's provision for unfunded commitments during 2023 amounted to a release of $10.9 million, compared with a provision of $19.2 million for 2022 and $332,000 for 2021. The allowance for unfunded commitments on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The decrease in the provision for unfunded commitments was primarily due to a reduction in unfunded commitments during 2023 resulting from a decrease in loan production and funding or completion of existing commitments. The Company recorded a release of provision for other credit losses during 2023 totaling $6,000, compared with releases of $139,000 for 2022 and $616,000 for 2021.

Noninterest Income

Following is a comparison of noninterest income for 2023, 2022 and 2021.

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Service charges on deposit accounts	$46,575	$44,499	$45,106
Mortgage banking activity	139,885	184,904	285,900
Other service charges, commissions and fees	4,401	3,875	4,188
Net gain (loss) on securities	(304)	203	515
Gain on sale of SBA loans	1,557	5,552	6,623
Other noninterest income	50,714	45,391	23,212
	$242,828	$284,424	$365,544

2023 compared with 2022. Total noninterest income in 2023 was $242.8 million, compared with $284.4 million in 2022, reflecting a decrease of 14.6%, or $41.6 million.

Service charges on deposit accounts increased $2.1 million, or 4.7%, to $46.6 million during 2023 compared with 2022. This increase was primarily attributable to an increase in corporate services charges compared with 2022.

Income from mortgage banking activities decreased $45.0 million, or 24.3%, to $139.9 million during 2023 compared with 2022. This decrease was a result of a decline in production and tightening of gain on sale spreads compared with 2022. Also contributing to the decrease was a reduction in recovery of prior mortgage servicing right impairment of $21.8 million compared with 2022. Total production in the retail mortgage division decreased to $4.3 billion for 2023, compared with $5.5 billion for 2022, while gain on sale spreads decreased in 2023 to 2.07% from 2.27% in 2022. The decrease in gain on sale spread is primarily related to competitive pricing pressure from non-bank originators. Noninterest income from the Company's warehouse lending division was $3.5 million for 2023 compared with $4.5 million for 2022.

Other service charges, commission and fees increased by $526,000 to $4.4 million during 2023, an increase of 13.6% compared with 2022 due primarily to an increase in ATM fees.

Gain on sale of SBA loans decreased by $4.0 million, or 72.0%, to $1.6 million during 2023 compared with 2022, while loans sold decreased $26.2 million, or 52.5%, to $23.7 million during 2023 compared with 2022.

Other noninterest income increased by $5.3 million, or 11.7%, to $50.7 million during 2023 compared with 2022. This increase was primarily due to increases in noninterest income in our equipment finance division, BOLI income, SBA servicing income, merchant fee income and credit card interchange income of $4.2 million, $1.9 million, $1.1 million, $771,000 and $760,000, respectively. These increases were partially offset by a reduction in trust income of $4.4 million in 2023 after exiting this business at the end of 2022.

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

Noninterest Expense

Following is a comparison of noninterest expense for 2023, 2022 and 2021.

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Salaries and employee benefits	$320,110	$319,719	$337,776
Occupancy and equipment	51,450	51,361	48,066
Advertising and marketing	11,856	12,481	8,434
Amortization of intangible assets	18,244	19,744	14,965
Data processing and communications expenses	53,486	49,228	45,976
Legal and other professional fees	17,726	16,439	11,920
Credit resolution-related expenses	80	29	3,538
Merger and conversion charges	—	1,212	4,206
FDIC insurance	26,940	8,063	5,614
Loan servicing expenses	35,283	36,835	26,481
Other noninterest expenses	43,106	45,544	53,148
	$578,281	$560,655	$560,124

2023 compared with 2022. Total noninterest expense increased to $578.3 million in 2023, compared with $560.7 million in 2022. Total noninterest expense for 2023 includes approximately $11.6 million in FDIC special assessment and $1.9 million in gains on sale of bank premises. Total noninterest expense for 2022 includes approximately $1.2 million in merger-related charges, $151,000 in natural disaster expense and $45,000 in gains on sale of bank premises. Excluding these amounts, expenses in 2023 increased by $9.3 million, or 1.7%, compared with 2022 levels.

Salaries and benefits increased slightly from $319.7 million in 2022 to $320.1 million in 2023. This increase was primarily attributable to a decrease in deferred costs resulting from decreased loan production, nearly offset by a decrease in variable pay resulting from decreased production levels in our retail mortgage division. Salaries and benefits in our mortgage division decreased $27.5 million, or 25.5%, to $80.3 million in 2023. Full time equivalent employees decreased from 2,847 at December 31, 2022 to 2,765 at December 31, 2023.

Amortization of intangible assets decreased $1.5 million, or 7.6%, to $18.2 million for 2023 compared with $19.7 million for 2022. This reduction was attributable to a reduction in core deposit intangible amortization.

Data processing and communication expenses increased $4.3 million, or 8.6%, to $53.5 million in 2023, compared with $49.2 million for 2022. This increase is primarily related to technology enhancements implemented utilizing cost saves identified from other areas of the Company.

FDIC insurance increased $18.9 million, or 234.1%, to $26.9 million in 2023, compared with $8.1 million in 2022. Included in FDIC insurance for 2023 was $11.6 million related to the FDIC special assessment pursuant to the systemic risk determination following the closures of Silicon Valley Bank and Signature Bank in March 2023. Also contributing to the increase in 2023 was an increase in the base assessment rates which took effect during 2023.

Merger and conversion charges were $1.2 million in 2022, compared with no such charges recorded for 2023. Merger and conversion charges for 2022 were primarily related to the acquisition of Balboa.

Other noninterest expense decreased $2.4 million, or 5.4%, to $43.1 million in 2023 from $45.5 million in 2022, resulting primarily from an increase in deferred costs related to our equipment finance division production and net gains on sale of bank premises. These items were partially offset by increases in fraud and forgery losses, armored car expense, ATM expense, tax and license expense and payment processing expenses related to our equipment finance division. Also contributing to the decrease was a decrease in variable expenses related to our mortgage production.

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

Other noninterest expense decreased $7.6 million, or 14.3%, to $45.5 million in 2022 from $53.1 million in 2021, resulting primarily from a decrease in fraud and forgery losses and an increase in net gain on sale of bank premises. Also contributing to the decrease was a decrease in variable expenses related to our mortgage production

Income Taxes

Income tax expense is influenced by statutory federal and state tax rates, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2023, the Company recorded income tax expense of approximately $87.8 million, compared with $106.6 million recorded in 2022 and $119.2 million recorded in 2021. The Company’s effective tax rate was 24.6%, 23.5% and 24.0% for the years ended December 31, 2023, 2022 and 2021, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2023, approximately 74.2% of our loan portfolio was secured by real estate, compared with 71.1% at December 31, 2022.

The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2023	2022
Commercial, financial and agricultural	$2,688,929	$2,679,403
Consumer	241,552	384,037
Indirect automobile	34,257	108,648
Mortgage warehouse	818,728	1,038,924
Municipal	492,668	509,151
Premium finance	946,562	1,023,479
Real estate - construction and development	2,129,187	2,086,438
Real estate - commercial and farmland	8,059,754	7,604,867
Real estate - residential	4,857,666	4,420,306
Loans, net of unearned income	$20,269,303	$19,855,253

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $40.0 million for construction loans and $50.0 million for term loans with stabilized cash flows, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2023 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial, financial and agricultural	$247,432	8.77%	20	60.83%	—%
Mortgage warehouse	625,000	7.92%	24	—	—%
Real estate - construction and development	764,497	7.04%	42	—	—%
Real estate - commercial and farmland	851,021	5.92%	44	—	—%
Total	$2,487,950	7.05%	36	6.05%	—%

Total loans as of December 31, 2023, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years through Fifteen Years	Over Fifteen Years	Total
Commercial, financial and agricultural	$353,196	$1,750,666	$567,834	$17,233	$2,688,929
Consumer	39,099	105,258	96,239	956	241,552
Indirect automobile	10,015	24,227	15	—	34,257
Mortgage warehouse	365,225	453,503	—	—	818,728
Municipal	12,932	31,213	392,831	55,692	492,668
Premium finance	943,750	2,812	—	—	946,562
Real estate - construction and development	653,919	1,357,141	117,245	882	2,129,187
Real estate - commercial and farmland	785,137	4,500,599	2,576,221	197,797	8,059,754
Real estate - residential	44,424	235,726	411,083	4,166,433	4,857,666
	$3,207,697	$8,461,145	$4,161,468	$4,438,993	$20,269,303

Total loans which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2023
Predetermined interest rates
Commercial, financial and agricultural	$1,822,812
Consumer	117,063
Indirect automobile	24,242
Municipal	479,442
Premium finance	2,812
Real estate - construction and development	370,484
Real estate - commercial and farmland	5,495,160
Real estate - residential	2,925,485
$11,237,500
Floating or adjustable interest rates
Commercial, financial and agricultural	$512,921
Consumer	85,390
Mortgage warehouse	453,503
Municipal	294
Real estate - construction and development	1,104,784
Real estate - commercial and farmland	1,779,457
Real estate - residential	1,887,757
$5,824,106

Commercial and farmland real estate (“CRE”) represents the Company's largest loan category. The Company regularly monitors its CRE portfolio against regulatory concentration limits. Additionally, the Company manages its risk in the CRE portfolio through, among other things, established policy limits on loan-to-value or loan-to-cost at or below applicable regulatory guidance, use of internal lending limits on single loans to minimize exposure to a given project, annual reviews of borrowers and guarantors above certain total credit exposure thresholds, minimum required debt service coverage ratios and borrower equity levels. Exceptions to policy must be approved by an individual or committee with appropriate approval authority.

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of December 31, 2023 is below:

(dollars in thousands)	Pass	6 (Other Assets Especially Mentioned)	7 (Substandard)	Total
Farmland	$158,456	$—	$635	$159,091
Multifamily residential	877,970	50,000	—	927,970
Owner occupied CRE	1,858,658	29,668	27,114	1,915,440
Non-owner occupied CRE	4,973,466	67,362	16,425	5,057,253
Total real estate - commercial and farmland	$7,868,550	$147,030	$44,174	$8,059,754

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type as of December 31, 2023:

(dollars in thousands)	December 31, 2023
Office	$1,085,848
Retail	955,003
Strip center, anchored	733,951
Warehouse / industrial	679,877
Hotel	460,060
Strip center, non-anchored	410,799
Mini storage warehouse	337,661
Medical office building	150,717
Assisted living facilities	133,149
Miscellaneous	110,188
Total non-owner occupied CRE	$5,057,253

ALLOWANCE AND PROVISION FOR CREDIT LOSSES

The following table sets forth the breakdown of the allowance for credit losses on loans by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	December 31,
	2023		2022		2021
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial, financial and agricultural	$64,053	13%	$39,455	13%	$26,829	12%
Consumer	3,902	1	5,413	2	6,097	1
Indirect automobile	50	—	174	1	476	2
Mortgage warehouse	1,678	4	2,118	5	3,231	5
Municipal	345	2	357	3	401	4
Premium finance	602	5	1,025	5	2,729	5
Real estate – construction and development	61,017	11	32,659	11	22,045	9
Real estate – commercial and farmland	110,097	40	67,433	38	77,831	43
Real estate - residential	65,356	24	57,043	22	27,943	19
Total	$307,100	100%	$205,677	100%	$167,582	100%

The following table provides an analysis of the net charge-offs (recoveries) by loan category for the years ended December 31, 2023, 2022 and 2021.

	2023			2022			2021
	Net charge-offs (recoveries)	Average Balance	Rate	Net charge-offs (recoveries)	Average balance	Rate	Net charge-offs (recoveries)	Average balance	Rate
Commercial, financial and agricultural	$43,646	$2,687,805	1.62%	$8,681	$2,116,723	0.41%	$2,033	$1,526,100	0.13%
Consumer	4,474	308,457	1.45	4,044	214,162	1.89	5,309	235,056	2.26
Indirect automobile	(621)	67,326	(0.92)	(780)	178,305	(0.44)	(491)	404,461	(0.12)
Mortgage warehouse	—	963,035	—	—	891,285	—	—	827,159	—
Municipal	—	502,849	—	—	531,324	—	—	623,839	—
Premium finance	766	982,442	0.08	387	922,551	0.04	(1,202)	752,094	(0.16)
Real estate - construction and development	(949)	2,162,424	(0.04)	(865)	1,761,853	(0.05)	(273)	1,493,855	(0.02)
Real estate - commercial and farmland	3,693	7,811,671	0.05	3,349	7,155,542	0.05	1,279	5,958,257	0.02
Real estate - residential	(628)	4,668,312	(0.01)	(301)	3,749,716	(0.01)	(464)	2,883,135	(0.02)
	$50,381	$20,154,321	0.25%	$14,515	$17,521,461	0.08%	$6,191	$14,703,956	0.04%

The following table provides an analysis of the allowance for credit losses on loans held for investment.

	December 31,
(dollars in thousands)	2023	2022	2021
Allowance for credit losses on loans at end of period	$307,100	$205,677	$167,582
Loan balances:
End of period	20,269,303	19,855,253	15,874,258
Allowance for credit losses on loans as a percentage of end of period loans	1.52%	1.04%	1.06%
Nonaccrual loans as a percentage of end of period loans	0.75%	0.68%	0.54%
Allowance for credit losses to nonaccrual loans at end of period	203.22%	152.57%	196.54%

At December 31, 2023, the allowance for credit losses on loans totaled $307.1 million, or 1.52% of loans, compared with $205.7 million, or 1.04% of loans, at December 31, 2022. The increase in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2022 was primarily attributable to declines in forecast economic conditions, particularly levels of commercial real estate prices, compared with 2022. For the year ended December 31, 2023, our net charge off ratio as a percentage of average loans increased to 0.25%, compared with 0.08% for the year ended December 31, 2022. This increase was primarily a result of increased charge-offs in our equipment finance division, which we expanded at the end of 2021, resulting in increased net charge-offs in our commercial, financial and agricultural loan segment. Included in net charge-offs for the year ended December 31, 2023 was $5.6 million in charge-offs on loans which were fully reserved upon acquisition. Excluding those charge-offs, net charge-offs for 2023 would have been 0.22%.

The provision for credit losses on loans for the year ended December 31, 2023 was $153.5 million, compared with $52.6 million for the year ended December 31, 2022. This increase primarily resulted from the updated economic forecast and organic loan growth during 2023. While the forecast level of certain economic variables used in our CECL model improved year over year, the forecast commercial real estate price index declined compared with the forecast used at December 31, 2022. As of December 31, 2023 our ratio of nonperforming assets to total assets had increased to 0.69% from 0.61% at December 31, 2022. Included in non-performing assets were serviced GNMA-guaranteed residential mortgage loans totaling $90.2 million and $69.6 million at December 31, 2023 and 2022, respectively. Non-performing assets, excluding GNMA-guaranteed loans, represented 0.33% of total assets at December 31, 2023, compared with 0.34% of total assets at December 31, 2022.

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

	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans
Commercial, financial and agricultural	$8,059	$11,094
Consumer	1,153	420
Indirect automobile	299	346
Real estate - construction and development	282	523
Real estate - commercial and farmland	11,295	13,203
Real estate - residential(1)	130,029	109,222
Total	$151,117	$134,808
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	$16,988	$17,865
(1) Included in real estate - residential were $90.2 million and $69.6 million of serviced GNMA-guaranteed nonaccrual loans at December 31, 2023 and 2022, respectively.

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

A principal objective of our asset/liability management strategy is to minimize our exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of our ALCO Committee which establishes policies and monitors results to control interest rate sensitivity.

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 38.4% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan category with the longest maturity, are usually made with fifteen to thirty year maturities, but a portion is at a variable interest rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2023, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2023
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Interest-bearing deposits in banks	$936,834	$—	$—	$—	$936,834
Investment securities	67,176	306,138	767,175	403,967	1,544,456
Loans held for sale	281,332	—	—	—	281,332
Loans	5,888,256	1,374,282	6,015,183	6,991,582	20,269,303
	7,173,598	1,680,420	6,782,358	7,395,549	23,031,925

Interest-bearing liabilities:
Interest-bearing demand deposits	3,972,479	—	—	—	3,972,479
Money market deposit accounts	5,968,135	—	—	—	5,968,135
Savings	808,350	—	—	—	808,350
Time deposits	1,482,379	1,850,687	134,088	752	3,467,906
FHLB advances	150,000	—	30,000	18,460	198,460
Other borrowings	—	116,704	194,422	—	311,126
Trust preferred securities	130,315	—		—	130,315
	12,511,658	1,967,391	358,510	19,212	14,856,771

Interest rate sensitivity gap	$(5,338,060)	$(286,971)	$6,423,848	$7,376,337	$8,175,154

Cumulative interest rate sensitivity gap	$(5,338,060)	$(5,625,031)	$798,817	$8,175,154

Interest rate sensitivity gap ratio	0.57	0.85	18.92	384.94

Cumulative interest rate sensitivity gap ratio	0.57	0.61	1.05	1.55

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of debt securities available-for-sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2023	2022
U.S. Treasuries	$720,877	$759,534
U.S. government-sponsored agencies	985	979
State, county and municipal securities	28,051	34,195
Corporate debt securities	10,027	15,926
SBA pool securities	51,516	27,398
Mortgage-backed securities	591,488	662,028
Total debt securities available-for-sale	$1,402,944	$1,500,060

Following is a summary of the carrying value of debt securities held-to-maturity as of the end of each reported period:

	December 31,
(dollars in thousands)	2023	2022
State, county and municipal securities	$31,905	$31,905
Mortgage-backed securities	109,607	102,959
Total debt securities held-to-maturity	$141,512	$134,864

The amounts of securities available-for-sale and held-to in each category as of December 31, 2023 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

Securities available-for-sale (1)	U.S. Treasuries		U.S. Government-sponsored Agencies		State, County and Municipal Securities
(dollars in thousands)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$326,862	3.80%	$—	—%	$2,270	3.77%
After one year through five years	394,015	2.57%	985	2.16%	17,808	3.99%
After five years through ten years	—	—%	—	—%	2,021	4.94%
After ten years	—	—%	—	—%	5,952	3.63%
	$720,877	3.12%	$985	2.16%	$28,051	3.96%

Securities available-for-sale (1)	Corporate Debt Securities		SBA Pool Securities		Mortgage-backed Securities
	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$—	—%	$59	3.20%
After one year through five years	8,646	6.87%	4,956	2.09%	285,038	3.20%
After five years through ten years	—	—%	6,743	2.71%	94,556	2.89%
After ten years	1,381	8.61%	39,817	5.34%	211,835	3.30%
	$10,027	7.17%	$51,516	4.66%	$591,488	3.19%

Securities held-to-maturity (1)	State, County and Municipal Securities		Mortgage-backed Securities
	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—%	11,723	1.34%
After five years through ten years	—	—%	65,914	2.55%
After ten years	31,905	3.93%	31,970	2.66%
	$31,905	3.93%	$109,607	2.45%
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

Management and the ALCO Committee evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2023, management determined $69,000 was attributable to credit impairment and decreased the allowance for credit losses accordingly. The remaining $44.7 million in unrealized loss was determined to be from factors other than credit. The Company's held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

DEPOSITS

We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest-bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide us with “interest-free” sources of funds. Interest-bearing deposits include NOW, money market, savings and time deposits.

During 2023, total deposits increased $1.25 billion, or 6.4%, to $20.71 billion at December 31, 2023, compared with $19.46 billion at December 31, 2022. This growth was primarily attributable to $1.14 billion in brokered time deposits, partially offset by a decrease in non-time brokered deposits of $280.5 million. Non-interest bearing deposits decreased $1.44 billion, or 18.1%, to $6.49 billion at December 31, 2023 driven by a shift in customer behavior from rising interest rates which increased competition and alternatives for deposits. Interest-bearing deposits increased $2.68 billion, or 23.3%, to $14.22 billion at December 31, 2023.

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$6,771,464	—%	$8,005,201	—%
NOW	3,878,034	1.79	3,675,586	0.39
Money market	5,382,865	3.02	5,128,497	0.65
Savings	936,454	0.68	1,005,752	0.13
Retail time deposits	2,031,828	3.13	1,604,978	0.46
Brokered time deposits	1,024,606	5.24	—	—
Total deposits	$20,025,251	1.78%	$19,420,014	0.29%

At December 31, 2023, the Company had brokered deposits of $1.14 billion. The amounts of time certificates of deposit issued in amounts of more than $250,000 as of December 31, 2023, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through six months, (iii) over six months through one year and (iv) over one year.

(dollars in thousands)	December 31, 2023
Three months or less	$268,104
Over three months through six months	177,888
Over six months through one year	297,029
Over one year	30,982
Total	$774,003

As of December 31, 2023 and 2022, the Company had estimated uninsured deposits of $9.13 billion and $9.30 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $2.64 billion, or 29.0%, of the uninsured deposits at December 31, 2023 were for municipalities which are collateralized with investment securities or letters of credit.

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

The following table summarizes commitments outstanding at December 31, 2023 and 2022.

	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$4,412,818	$6,318,039
Unused lines of credit	386,574	345,001
Financial standby letters of credit	37,546	33,557
Mortgage interest rate lock commitments	171,750	148,148
Mortgage forward contracts with positive fair value - notional amount	—	689,500
Mortgage forward contracts with negative fair value - notional amount	663,015	—
	$5,671,703	$7,534,245

The following table summarizes short-term borrowings for the periods indicated.

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$—	—%	$1,477	0.27%	$6,700	0.30%

	Year Ended December 31,
	2023	2022	2021
(dollars in thousands)	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$—	$6,924	$9,320

As of December 31, 2023, letters of credit issued by the Federal Home Loan Bank totaling $950.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

The following table sets forth certain information about contractual cash obligations as of December 31, 2023.

	Payments Due After December 31, 2023
(dollars in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	>5 Years
Deposits without a stated maturity	$17,240,603	$17,240,603	$—	$—	$—
Time certificates of deposit	3,467,906	3,333,066	107,084	27,004	752
Other borrowings	511,324	160,000	25,000	15,000	311,324
Subordinated deferrable interest debentures	154,390	—	—	—	154,390
Operating lease obligations	63,060	11,245	17,717	13,565	20,533
Total contractual cash obligations	$21,437,283	$20,744,914	$149,801	$55,569	$486,999

At December 31, 2023, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2023, the Company’s capital increased $229.3 million, primarily due to net income of $269.1 million, which was partially offset by the cash dividends declared on common shares of $41.7 million and share repurchases of $20.3 million. During 2022, the Company’s capital increased $230.9 million, primarily due to net income of $346.5 million, which was partially offset by the cash dividends declared on common shares of $41.7 million and the impact to other comprehensive income of $62.1 million resulting from rising rates on our investment portfolio. For both 2023 and 2022, other capital related transactions, such as share-based compensation, common stock issuances through the exercise of stock options, and issuances of shares of restricted stock accounted for only a small change in the capital of the Company.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2023.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$2,417,341	9.93%	$974,053	4.00%	$1,443,288	5.93%
Ameris Bank	$2,600,274	10.69%	$973,023	4.00%	$1,627,251	6.69%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$2,417,341	11.23%	$1,506,241	7.00%	$911,100	4.23%
Ameris Bank	$2,600,274	12.09%	$1,505,318	7.00%	$1,094,956	5.09%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$2,417,341	11.23%	$1,829,007	8.50%	$588,334	2.73%
Ameris Bank	$2,600,274	12.09%	$1,827,886	8.50%	$772,388	3.59%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$3,110,025	14.45%	$2,259,362	10.50%	$850,663	3.95%
Ameris Bank	$2,944,480	13.69%	$2,257,977	10.50%	$686,503	3.19%

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

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Selected Income Statement Data:
Interest income	$332,214	$330,553	$321,952	$295,716
Interest expense	126,113	122,802	112,412	84,064
Net interest income	206,101	207,751	209,540	211,652
Provision for credit losses	22,952	24,459	45,516	49,729
Net interest income after provision for credit losses	183,149	183,292	164,024	161,923
Noninterest income	56,248	63,181	67,349	56,050
Noninterest expense excluding merger and conversion charges	149,011	141,446	148,403	139,421
Merger and conversion charges	—	—	—	—
Income before income taxes	90,386	105,027	82,970	78,552
Income tax	24,452	24,912	20,335	18,131
Net income	$65,934	$80,115	$62,635	$60,421

Per Share Data:
Basic earnings per common share	$0.96	$1.16	$0.91	$0.87
Diluted earnings per common share	0.96	1.16	0.91	0.87
Common dividends - cash	0.15	0.15	0.15	0.15

	Three Months Ended
(dollars in thousands)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Selected Income Statement Data:
Interest income	$273,642	$234,302	$202,568	$183,374
Interest expense	49,505	21,321	11,204	10,830
Net interest income	224,137	212,981	191,364	172,544
Provision for credit losses	32,890	17,652	14,924	6,231
Net interest income after provision for credit losses	191,247	195,329	176,440	166,313
Noninterest income	48,348	65,324	83,841	86,911
Noninterest expense excluding merger and conversion charges	134,826	139,578	142,196	142,843
Merger and conversion charges	235	—	—	977
Income before income taxes	104,534	121,075	118,085	109,404
Income tax	22,313	28,520	28,019	27,706
Net income	$82,221	$92,555	$90,066	$81,698

Per Share Data:
Basic earnings per common share	$1.19	$1.34	$1.30	$1.18
Diluted earnings per common share	1.18	1.34	1.30	1.17
Common dividends - cash	0.15	0.15	0.15	0.15

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

Interest Rate Risk Management

As indicated by the table below, we are mildly asset sensitive in relation to changes in market interest rates in the one-year and two-year time horizons. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2024. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
300	(1.7)%	6.1%
200	0.6%	5.6%
100	0.6%	3.1%
(100)	(0.8)%	(3.5)%
(200)	(1.8)%	(7.5)%
(300)	(3.0)%	(12.0)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2023 and 2022
Consolidated Statements of Income – Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Matters To Be Voted On - Proposal 1 - Election of Directors,” “Governance - Director Independence,” “Governance - Director Nomination Process and Diversity,” “Environmental, Social and Governance Matters,” “Board of Directors - Board Members,” “Board of Directors - Board Committees,” “Board of Directors - Director Compensation,” “Information About Our Executive Officers,” “Executive Compensation - Employment Agreements,” “Audit Matters - Audit Committee Report,” “Stock Ownership - Delinquent Section 16(a) Reports” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Board of Directors - Board Committees - Compensation Committee,” “Board of Directors - Director Compensation” and “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership - Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	146,612	$—	2,382,880

(1)Represents shares issuable upon the vesting of performance stock units ("PSUs") granted under the 2014 Omnibus Equity Compensation Plan and 2021 Omnibus Equity Compensation Plan at target. PSUs are not taken into account in column (b).
(2)Consists of our 2021 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Governance - Director Independence,” “Board of Directors - Board Committees” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Matters To Be Voted On - Proposal 2 - Ratification of Appointment of Our Registered Independent Public Accounting Firm,” “Board of Directors - Board Committees - Audit Committee” and “Audit Matters - Fees and Services” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1.    Financial statements:
(a)Ameris Bancorp and Subsidiaries:
(i)Consolidated Balance Sheets – December 31, 2023 and 2022;
(ii)Consolidated Statements of Income – Years ended December 31, 2023, 2022 and 2021;
(iii)Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022 and 2021;
(iv)Consolidated Statements of Shareholders' Equity – Years ended December 31, 2023, 2022 and 2021;
(v)Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021; and
(vi)Notes to Consolidated Financial Statements.
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
4.    Ameris Bancorp and certain of its consolidated subsidiaries are parties to long-term debt instruments with respect to trust preferred securities under which the total amount of securities authorized does not exceed 10% of the total assets of Ameris Bancorp and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, Ameris Bancorp agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through February 23, 2023 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023).

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Subordinated Debt Indenture dated as of March 13, 2017 by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.3	First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.4	Second Supplemental Indenture, dated as of December 6, 2019, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.5	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.6	Form of 4.25% Fixed-to-Floating Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.7	Form of Global Note representing Fixed/Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.56 to Ameris Bancorp's Annual Report on Form 10-K filed with the SEC on March 9, 2020).

4.8	Third Supplemental Indenture, dated as of September 28, 2020, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

4.9	Form of 3.875% Fixed-to-Floating Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.1*	Supplemental Executive Retirement Agreement with Jon S. Edwards, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp’s Form 10-Q filed with the SEC on November 9, 2012).

10.2*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

10.3*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.4*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.5*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on May 10, 2019).

10.6*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.7*	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.8*	Supplemental Executive Retirement Agreement with Lawton E. Bassett, III, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.9*	Form of Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.17 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.10*	Supplemental Executive Retirement Agreement with James A. LaHaise, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.15 to Ameris Bancorp's Form 10-K filed with the SEC on February 26, 2021).

10.11*	Ameris Bancorp 2021 Omnibus Equity Incentive Plan, as amended and restated through July 26, 2022 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on August 5, 2022).

10.12*	Form of Restricted Share Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.13*	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.14*	Form of Performance Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.15*	Summary of Director Compensation (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 8, 2023).

21.1	Schedule of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

97.1	Policy for the Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Quantitative component of the allowance for credit losses on loans evaluated on a collective basis

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2023 was $307.1 million, a portion of which related to the quantitative component of the allowance for credit losses on loans evaluated on a collective (pool) basis for the commercial, financial and agricultural, consumer installment, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments (the quantitative collective ACL). The Company estimated the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to their loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD). The modeling of expected prepayment speeds and curtailment rates are based on historical internal data, and consider current conditions and reasonable and supportable forecasts of future economic conditions. The Company uses regression analysis of historical internal and peer loss data to determine suitable macroeconomic variables to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD and LGD will react to forecasted levels of the macroeconomic variables over a reasonable and supportable forecast period. At the end of the four-quarter reasonable and supportable forecast period, the Company reverts to a historical loss rate on a straight-line basis over four quarters. Management leverages economic projections comprising multiple weighted scenarios from an independent third party to inform its macroeconomic variable forecasts over the reasonable and supportable forecast period. A portion of the allowance for credit losses is comprised of qualitative factors for model limitations and risk uncertainty as well as for loan segment specific risks that cannot be addressed in the quantitative methods.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ameris Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Ameris Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia
February 28, 2024

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and 2022
(dollars in thousands, except per share data)

	2023	2022
Assets
Cash and due from banks	$230,470	$284,567
Interest-bearing deposits in banks	936,834	833,565
Cash and cash equivalents	1,167,304	1,118,132

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $69 and $75	1,402,944	1,500,060
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $122,731 and $114,538)	141,512	134,864
Other investments	71,794	110,992
Loans held for sale, at fair value	281,332	392,078

Loans, net of unearned income	20,269,303	19,855,253
Allowance for credit losses	(307,100)	(205,677)
Loans, net	19,962,203	19,649,576

Other real estate owned, net	6,199	843
Premises and equipment, net	216,435	220,283
Goodwill	1,015,646	1,015,646
Other intangible assets, net	87,949	106,194
Cash value of bank owned life insurance	395,778	388,405
Other assets	454,603	416,213
Total assets	$25,203,699	$25,053,286

Liabilities
Deposits
Noninterest-bearing	$6,491,639	$7,929,579
Interest-bearing	14,216,870	11,533,159
Total deposits	20,708,509	19,462,738
Other borrowings	509,586	1,875,736
Subordinated deferrable interest debentures, net	130,315	128,322
Other liabilities	428,542	389,090
Total liabilities	21,776,952	21,855,886

Commitments and Contingencies (Note 19)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,516,079 and 72,263,727 shares issued	72,516	72,264
Capital surplus	1,945,385	1,935,211
Retained earnings	1,539,957	1,311,258
Accumulated other comprehensive income (loss), net of tax	(35,939)	(46,507)
Treasury stock, at cost, 3,462,738 and 2,894,677 shares	(95,172)	(74,826)
Total shareholders’ equity	3,426,747	3,197,400
Total liabilities and shareholders’ equity	$25,203,699	$25,053,286

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2023, 2022 and 2021
(dollars in thousands, except per share data)

	2023	2022	2021
Interest income
Interest and fees on loans	$1,172,162	$834,969	$676,089
Interest on taxable securities	59,002	34,656	22,524
Interest on nontaxable securities	1,335	1,176	575
Interest on deposits in other banks	47,936	23,008	3,882
Interest on federal funds sold	—	77	42
Total interest income	1,280,435	893,886	703,112

Interest expense
Interest on deposits	356,017	56,105	22,357
Interest on other borrowings	89,374	36,755	25,428
Total interest expense	445,391	92,860	47,785

Net interest income	835,044	801,026	655,327
Provision for loan losses	153,515	52,610	(35,081)
Provision for unfunded commitments	(10,853)	19,226	332
Provision for other credit losses	(6)	(139)	(616)
Provision for credit losses	142,656	71,697	(35,365)
Net interest income after provision for credit losses	692,388	729,329	690,692

Noninterest income
Service charges on deposit accounts	46,575	44,499	45,106
Mortgage banking activity	139,885	184,904	285,900
Other service charges, commissions and fees	4,401	3,875	4,188
Net gain (loss) on securities	(304)	203	515
Gain on sale of SBA loans	1,557	5,552	6,623
Other noninterest income	50,714	45,391	23,212
Total noninterest income	242,828	284,424	365,544

Noninterest expense
Salaries and employee benefits	320,110	319,719	337,776
Occupancy and equipment	51,450	51,361	48,066
Advertising and marketing	11,856	12,481	8,434
Amortization of intangible assets	18,244	19,744	14,965
Data processing and communications expenses	53,486	49,228	45,976
Legal and other professional fees	17,726	16,439	11,920
Credit resolution-related expenses	80	29	3,538
Merger and conversion charges	—	1,212	4,206
FDIC insurance	26,940	8,063	5,614
Loan servicing expenses	35,283	36,835	26,481
Other noninterest expenses	43,106	45,544	53,148
Total noninterest expense	578,281	560,655	560,124

Income before income tax expense	356,935	453,098	496,112
Income tax expense	87,830	106,558	119,199
Net income	$269,105	$346,540	$376,913

Basic earnings per common share	$3.90	$5.01	$5.43
Diluted earnings per common share	$3.89	$4.99	$5.40
Weighted average common shares outstanding
Basic	68,977,453	69,193,591	69,431,860
Diluted	69,104,158	69,419,721	69,761,394
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2023, 2022 and 2021
(dollars in thousands)

	2023	2022	2021
Net income	$269,105	$346,540	$376,913

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available-for-sale, net of tax expense (benefit) of $3,598, ($16,507) and ($4,762)	10,339	(62,097)	(17,915)
Reclassification adjustment for losses on investment securities included in earnings, net of tax of $80, $0 and $0	229	—	—
Total other comprehensive income (loss)	10,568	(62,097)	(17,915)

Comprehensive income	$279,673	$284,443	$358,998

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2023, 2022 and 2021
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at beginning of period	71,753,705	$71,754	$1,913,285	$671,510	$33,505	2,212,224	$(42,966)	$2,647,088
Issuance of restricted shares	99,308	99	500	—	—	—	—	599
Forfeitures of restricted shares	(2,695)	(3)	(50)	—	—	—	—	(53)
Exercise of stock options	166,808	167	4,365	—	—	—	—	4,532
Share-based compensation	—	—	6,713	—	—	—	—	6,713
Purchase of treasury shares	—	—	—	—	—	195,674	(9,439)	(9,439)
Net income	—	—	—	376,913	—	—	—	376,913
Dividends on common shares ($0.60 per share)	—	—	—	(41,987)	—	—	—	(41,987)
Other comprehensive income (loss) during the period	—	—	—	—	(17,915)	—	—	(17,915)
Balance at December 31, 2021	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	165,687	166	1,175	—	—	—	—	1,341
Forfeitures of restricted shares	(14,889)	(15)	(128)	—	—	—	—	(143)
Exercise of stock options	95,803	96	2,703	—	—	—	—	2,799
Share-based compensation	—	—	6,648	—	—	—	—	6,648
Purchase of treasury shares	—	—	—	—	—	486,779	(22,421)	(22,421)
Net income	—	—	—	346,540	—	—	—	346,540
Dividends on common shares ($0.60 per share)	—	—	—	(41,718)	—	—	—	(41,718)
Other comprehensive income (loss) during the period	—		—	—	(62,097)	—	—	(62,097)
Balance at December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Continued)
Years Ended December 31, 2023, 2022 and 2021
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at January 1, 2023	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of restricted shares	133,430	133	(133)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	105,005	105	(105)	—	—	—	—	—
Forfeitures of restricted shares	(2,083)	(2)	(30)	—	—	—	—	(32)
Proceeds from exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	9,982	—	—	—	—	9,982
Purchase of treasury shares	—	—	—	—	—	568,061	(20,346)	(20,346)
Net income	—	—	—	269,105	—	—	—	269,105
Dividends on common shares ($0.60 per share)	—	—	—	(41,683)	—	—	—	(41,683)
Other comprehensive income (loss) during the period	—	—	—	—	10,568	—	—	10,568
Cumulative effect of change in accounting principle for ASU 2022-02	—	—	—	1,277	—	—	—	1,277
Balance at December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(dollars in thousands)

	2023	2022	2021
Operating Activities
Net income	$269,105	$346,540	$376,913
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	19,112	18,416	17,225
Net (gains) losses on sale or disposal of premises and equipment	(1,658)	156	2,882
Net write-downs on other assets	—	—	260
Provision for credit losses	142,656	71,697	(35,365)
Net write-downs and (gains) losses on sale of other real estate owned	(1,595)	(1,773)	538
Share-based compensation expense	9,950	6,706	7,948
Amortization of intangible assets	18,244	19,744	14,965
Amortization of operating lease right of use assets	11,363	12,639	15,739
Provision for deferred taxes	(20,468)	(35,677)	38,411
Net (accretion) amortization of debt securities available-for-sale	(5,616)	(644)	2,786
Net (accretion) amortization of debt securities held-to-maturity	(187)	37	40
Net amortization of other investments	1,091	722	62
Net loss (gain) on securities	304	(203)	(515)
Accretion of discount on purchased loans, net	(910)	285	(16,349)
Net amortization on other borrowings	843	433	438
Amortization of subordinated deferrable interest debentures	1,993	1,994	1,983
Loan servicing asset impairment (recovery)	—	(21,824)	(14,530)
Originations of mortgage loans held for sale	(3,620,664)	(3,949,676)	(7,780,436)
Payments received on mortgage loans held for sale	15,269	23,324	53,313
Proceeds from sales of mortgage loans held for sale	3,695,259	4,493,742	7,459,163
Net (gains) losses on mortgage loans held for sale	2,072	93,133	(152,422)
Originations of SBA loans	(27,410)	(46,479)	(67,865)
Proceeds from sales of SBA loans	30,462	57,171	71,610
Net gains on sales of SBA loans	(1,557)	(5,552)	(6,623)
Increase in cash surrender value of bank owned life insurance	(8,777)	(7,305)	(5,385)
Gain on bank owned life insurance proceeds	(486)	(55)	(603)
Gains on sale of other loans held for sale	—	—	(457)
Gain on sale of mortgage servicing rights	—	(1,356)	—
Gain on debt redemption	(1,148)	—	—
(Increase) decrease in interest receivable	(9,662)	(20,125)	19,337
Increase (decrease) in interest payable	26,946	6,217	(1,175)
Increase (decrease) in taxes payable	2,271	5,177	7,005
Change attributable to other operating activities	22,157	(4,991)	247
Net cash provided by operating activities	568,959	1,062,473	9,140

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2023, 2022 and 2021
(dollars in thousands)

	2023	2022	2021
Investing Activities, net of effects of business combinations
Proceeds from maturities of time deposits in other banks	$—	$—	$249
Purchases of securities available-for-sale	(30,548)	(1,172,323)	—
Purchases of securities held-to-maturity	(8,543)	(57,408)	(80,355)
Proceeds from prepayments and maturities of securities available-for-sale	142,082	186,849	364,907
Proceeds from prepayments and maturities of securities held-to-maturity	2,082	2,357	465
Proceeds from sale of securities available-for-sale	5,141	—	—
Net (increase) decrease in other investments	38,112	(63,959)	(18,897)
Net increase in loans	(485,459)	(3,345,287)	(566,237)
Payments received on other loans held for sale	—	—	9,136
Purchase of loan pool	—	(472,266)	—
Proceeds from sale of mortgage servicing rights	—	119,845	—
Purchases of premises and equipment	(17,531)	(13,568)	(25,448)
Proceeds from sale of premises and equipment	3,925	46	1,958
Proceeds from sales of other real estate owned	10,655	5,086	11,790
Purchase of bank owned life insurance	—	(50,000)	(150,000)
Proceeds from bank owned life insurance	1,890	101	1,309
Proceeds from sales of other loans held for sale	—	—	156,803
Net cash proceeds paid in acquisitions	—	(14,003)	(126,664)
Net cash used in investing activities	(338,194)	(4,874,530)	(420,984)
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	$1,245,771	$(202,815)	$2,708,021
Net decrease in securities sold under agreements to repurchase	—	(5,845)	(5,796)
Proceeds from other borrowings	15,842,000	3,950,000	—
Repayment of other borrowings	(17,207,845)	(2,814,576)	(296,325)
Proceeds from exercise of stock options	476	2,799	4,532
Dividends paid - common stock	(41,649)	(41,610)	(41,798)
Purchase of treasury shares	(20,346)	(22,421)	(9,439)
Net cash provided by (used in) financing activities	(181,593)	865,532	2,359,195

Net increase (decrease) in cash, cash equivalents and restricted cash	49,172	(2,946,525)	1,947,351
Cash, cash equivalents and restricted cash at beginning of period	1,118,132	4,064,657	2,117,306
Cash, cash equivalents and restricted cash at end of period	$1,167,304	$1,118,132	$4,064,657

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$418,445	$86,643	$48,960
Income taxes	$101,328	$133,894	$71,807
Loans transferred to other real estate owned	$14,416	$346	$4,258
Loans transferred from loans held for sale to loans held for investment	$—	$196,891	$170,435
Loans provided for the sales of other real estate owned	$—	$2,288	$1,052
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,827	$7,226	$12,792
Assets acquired in business combination	$—	$3,216	$886,553
Liabilities assumed in business combination	$—	$(10,787)	$690,116
Change in unrealized gain (loss) on securities available-for-sale, net of tax	$10,568	$(62,097)	$(17,915)
See notes to consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp and subsidiaries (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia, and whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Bank also engages in mortgage banking activities, and, as such, originates, acquires, sells and services one-to-four family residential mortgage loans in the Southeast. The Bank also originates, administers and services commercial insurance premium loans, equipment finance loans and SBA loans made to borrowers throughout the United States. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. There was no restricted cash held at either December 31, 2023 and 2022.

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

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2023, 2022 and 2021. Accrued interest receivable on debt securities totaled $7.5 million and $7.7 million as of December 31, 2023 and 2022, respectively.

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

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. As of December 31, 2023 and 2022, the Company had $141.5 million and $134.9 million held-to-maturity securities, respectively, and no related valuation account.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock. These investments do not have readily determinable fair values due to restrictions placed on transferability and therefore are carried at cost. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Also included in other investments are 57,611 Visa Class B restricted shares owned by the Bank with a carrying value of approximately $242,000 as of December 31, 2023.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Bank. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares.  As of December 31, 2023, the conversion ratio was 1.5875. On January 23, 2024, Visa’s common stockholders approved amendments to the Visa’s certificate of incorporation authorizing Visa to implement an exchange offer program that would have the effect of releasing transfer restrictions on portions of the Visa’s class B common stock. The certificate of incorporation amendments automatically redenominate all shares of class B common stock as class B-1 common stock with no changes to the par value, conversion features, rights and privileges of the class B common stock. The amendments also authorized new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock was tendered in exchange and retired.

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

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $79.2 million and $69.3 million at December 31, 2023 and 2022, respectively.

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

The Company has identified the following pools of loans with similar risk characteristics for measuring expected credit losses:

Commercial, financial, and agricultural - These loans and leases include both secured and unsecured borrowings for working capital, expansion, crop production, equipment finance and other business purposes. Commercial, financial and agricultural loans also include certain U.S. Small Business Administration (“SBA”) loans, including loans outstanding under the SBA's Paycheck Protection Program. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial, financial and agricultural loans.

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

The Company’s estimate of the ACL reflects losses expected over the remaining contractual life of the loans. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected modification.

The Company periodically provides modifications to borrowers experiencing financial difficulty. These modifications include either payment deferrals, term extensions, interest rate reductions, principal forgiveness or combinations of modification types. The determination of whether the borrower is experiencing financial difficulty is made on the date of the modification. When principal forgiveness is provided, the amount of principal forgiveness is charged off against the allowance for credit losses with a corresponding reduction in the amortized cost basis of the loan. Modifications are evaluated to determine if the restructuring results in more than a minor modification, considered to be a change in present value of remaining cash flows under the original instrument and under the modified terms. If the modification is determined to be more than minor, the modification is booked as a new loan and any existing deferred fees or costs are recognized immediately. Otherwise, the modification is booked as a continuation of the existing loan.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 13 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2023, the Company had no leases classified as finance leases.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual impairment testing of goodwill in the fourth quarter of each year. Refer to Note 6 for additional information related to goodwill.

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

The Company evaluates income tax positions using the recognition and cumulative probability measurement thresholds. The Company includes the current and deferred tax effects of its tax positions in the financial statements only when it is more likely than not that the position would be sustained based on their technical merits. For positions that meet that recognition threshold, the Company utilizes the cumulative probability measurement and records the largest amount, considering possible settlement outcomes, that is greater than 50% likely of realization upon settlement with the taxing authorities. In determining whether it is more likely than not that a tax position will be sustained based on its technical merits as of the reporting date, the Company assumes the taxing authority will examine the position and have full knowledge of all relevant information.

The Company recognizes interest and penalties related to income tax matters in other noninterest expenses.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $10.0 million, $6.7 million, and $7.9 million of share-based compensation cost for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognizes forfeitures as they occur.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of stock options and restricted shares for the years ended December 31, 2023, 2022 and 2021, and are determined using the treasury stock method. The Company has determined that certain of its outstanding non-vested stock awards are participating securities, since all dividends on these awards are paid similar to other dividends. The difference between earnings per share calculated under the treasury method versus under the two class method which is required when participating securities exist is immaterial.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Net income available to common shareholders	$269,105	$346,540	$376,913

Weighted average number of common shares outstanding	68,977,453	69,193,591	69,431,860
Effect of dilutive stock options	45	17,276	61,705
Effect of dilutive restricted stock awards	62,534	79,536	143,001
Effect of performance stock units	64,126	129,318	124,828
Weighted average number of common shares outstanding used to calculate diluted earnings per share	69,104,158	69,419,721	69,761,394

For the year ended December 31, 2023, 2022 and 2021, there were no anti-dilutive securities excluded from the computation of earnings per share.

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

Risk Participation Agreements

The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized directly into earnings.

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

Comprehensive Income

The Company’s comprehensive income consists of net income and changes in the net unrealized holding gains and losses of securities available-for-sale. These amounts are carried in accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income and are presented net of taxes.

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

Economic interest in the securitized and sold assets are generally retained in the form of senior or subordinated interest, cash reserve accounts, residual interest and servicing rights. The Company was determined to be the primary beneficiary of the VIE and the VIEs are consolidated in the Company's financial statements. The securitizations are accounted for as secured borrowings. Each of the securitization facilities was fully redeemed in January 2022.

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

Accounting Standards Pending Adoption

ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 enhances segment disclosures to include significant segment expenses, disclose the amount of and provide a description of its composition a category of other segment items for items not included in significant segment expenses, require previous annual disclosures in interim periods and identify the position and title of the chief operating decision maker. ASU

2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments of ASU 2023-07 should be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the guidance and it is not expected to have a significant impact on the Company's financial position or results of operations but will increase disclosures of reporting segments.

ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU No. 2023-09 provides for enhanced income tax disclosures by, among other things, requiring specific breakout of certain categories in the reconciliation of statutory income tax rate to effective rate, establishing a quantitative threshold for further breakout of reconciling items exceeding the threshold and not already required to be separately disclosed, requiring a qualitative description of the state and local jurisdictions making up the majority (greater than 50%) of the effect of state and local income taxes category, and provide further disaggregation of income taxes paid (net of refunds received) by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance and it is not expected to have a significant impact on the Company's financial position or results of operations but will increase disclosures of income taxes.

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
U.S. Treasuries	$732,636	$—	$34	$(11,793)	$720,877
U.S. government-sponsored agencies	1,023	—	—	(38)	985
State, county and municipal securities	28,986	—	9	(944)	28,051
Corporate debt securities	10,946	(69)	—	(850)	10,027
SBA pool securities	53,033	—	2	(1,519)	51,516
Mortgage-backed securities	621,013	—	67	(29,592)	591,488
Total debt securities available-for-sale	$1,447,637	$(69)	$112	$(44,736)	$1,402,944

December 31, 2022
U.S. Treasuries	$775,784	$—	$131	$(16,381)	$759,534
U.S. government-sponsored agencies	1,036	—	—	(57)	979
State, county and municipal securities	35,358	—	17	(1,180)	34,195
Corporate debt securities	16,397	(75)	—	(396)	15,926
SBA pool securities	29,422	—	3	(2,027)	27,398
Mortgage-backed securities	701,008	—	113	(39,093)	662,028
Total debt securities available-for-sale	$1,559,005	$(75)	$264	$(59,134)	$1,500,060

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
State, county and municipal securities	$31,905	$—	$(5,051)	$26,854
Mortgage-backed securities	109,607	—	(13,730)	95,877
Total debt securities held-to-maturity	$141,512	$—	$(18,781)	$122,731

December 31, 2022
State, county and municipal securities	$31,905	$—	$(5,380)	$26,525
Mortgage-backed securities	102,959	—	(14,946)	88,013
Total debt securities held-to-maturity	$134,864	$—	$(20,326)	$114,538

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of December 31, 2023, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$331,452	$329,133	$—	$—
Due from one year to five years	436,955	426,410	—	—
Due from five to ten years	9,253	8,764	—	—
Due after ten years	48,964	47,149	31,905	26,854
Mortgage-backed securities	621,013	591,488	109,607	95,877
	$1,447,637	$1,402,944	$141,512	$122,731

Securities with a carrying value of approximately $532.6 million and $861.6 million at December 31, 2023 and 2022, respectively, serve as collateral to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2023 and 2022.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasuries	$159,667	$(827)	$537,313	$(10,966)	$696,980	$(11,793)
U.S. government-sponsored agencies	—	—	985	(38)	985	(38)
State, county and municipal securities	1,923	—	19,754	(944)	21,677	(944)
Corporate debt securities	500	—	8,527	(850)	9,027	(850)
SBA pool securities	42	—	21,267	(1,519)	21,309	(1,519)
Mortgage-backed securities	126	—	566,707	(29,592)	566,833	(29,592)
Total debt securities	$162,258	$(827)	$1,154,553	$(43,909)	$1,316,811	$(44,736)

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

December 31, 2022
U.S. Treasuries	$725,250	$(16,381)	$—	$—	$725,250	$(16,381)
U. S. government sponsored agencies	979	(57)	—	—	979	(57)
State, county and municipal securities	27,438	(1,180)	—	—	27,438	(1,180)
Corporate debt securities	13,271	(126)	1,155	(270)	14,426	(396)
SBA pool securities	17,806	(1,298)	9,329	(729)	27,135	(2,027)
Mortgage-backed securities	620,544	(37,774)	16,847	(1,319)	637,391	(39,093)
Total debt securities	$1,405,288	$(56,816)	$27,331	$(2,318)	$1,432,619	$(59,134)

As of December 31, 2023, the Company’s available-for-sale security portfolio consisted of 412 securities, 396 of which were in an unrealized loss position. At December 31, 2023, the Company held 310 mortgage-backed securities that were in an unrealized loss position. At December 31, 2023, the Company also held 30 SBA pool securities, 22 state, county and municipal securities, seven corporate securities, 26 U.S. treasury securities and one U.S. government-sponsored agency security that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
State, county and municipal securities	$—	$—	$26,854	$(5,051)	$26,854	$(5,051)
Mortgage-backed securities	13,612	(227)	82,265	(13,503)	95,877	(13,730)
Total debt securities held-to-maturity	$13,612	$(227)	$109,119	$(18,554)	$122,731	$(18,781)

December 31, 2022
State, county and municipal securities	$16,512	$(1,488)	$10,013	$(3,892)	$26,525	$(5,380)
Mortgage-backed securities	32,471	(1,925)	55,542	(13,021)	88,013	(14,946)
Total debt securities held-to-maturity	$48,983	$(3,413)	$65,555	$(16,913)	$114,538	$(20,326)

As of December 31, 2023, the Company’s held-to-maturity security portfolio consisted of 27 securities, all of which were in an unrealized loss position. At December 31, 2023, the Company held 21 mortgage-backed securities and six state, county and municipal securities that were in an unrealized loss position.

At December 31, 2023 and 2022, all of the Company's mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2023, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2023, management determined $69,000 was attributable to credit impairment and decreased the allowance for credit losses accordingly. The remaining $44.7 million in unrealized loss was determined to be from factors other than credit, primarily changes in market interest rates.

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Allowance for credit losses
Beginning balance	$75	$—	$112
Current-period provision for expected credit losses	(6)	75	(112)
Ending balance	$69	$75	$—

The Company's held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's investment securities available for sale:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Gross losses on sales of securities	$(310)	$—	$—
Net realized losses on sales of securities available for sale	$(310)	$—	$—

Sales proceeds	$5,141	$—	$—

Net gain on securities reported on the consolidated statements of income is comprised of the following:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Net realized losses on sales of securities available-for-sale	$(310)	$—	$—
Unrealized holding gains (losses) on equity securities	6	(67)	(17)
Net realized gains on sales of other investments	—	270	532
Net gain (loss) on securities	$(304)	$203	$515

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table.

	December 31,
(dollars in thousands)	2023	2022
Commercial, financial and agricultural	$2,688,929	$2,679,403
Consumer	241,552	384,037
Indirect automobile	34,257	108,648
Mortgage warehouse	818,728	1,038,924
Municipal	492,668	509,151
Premium finance	946,562	1,023,479
Real estate – construction and development	2,129,187	2,086,438
Real estate – commercial and farmland	8,059,754	7,604,867
Real estate – residential	4,857,666	4,420,306
	$20,269,303	$19,855,253

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

	December 31,
(dollars in thousands)	2023	2022
Commercial, financial and agricultural	$8,059	$11,094
Consumer	1,153	420
Indirect automobile	299	346
Real estate – construction and development	282	523
Real estate – commercial and farmland	11,295	13,203
Real estate – residential (1)	130,029	109,222
	$151,117	$134,808
(1) Included in real estate - residential were $90.2 million and $69.6 million of serviced GNMA-guaranteed nonaccrual loans at December 31, 2023 and 2022, respectively.
Interest income recognized on nonaccrual loans during the years ended December 31, 2023 and 2022 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	December 31, 2023	December 31, 2022
Commercial, financial and agricultural	$2,049	$33
Real estate – commercial and farmland	9,109	1,464
Real estate – residential	75,419	58,734
	$86,577	$60,231

The following tables present an analysis of past-due loans as of December 31, 2023 and 2022:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2023
Commercial, financial and agricultural	$11,023	$5,439	$9,733	$26,195	$2,662,734	$2,688,929	$5,310
Consumer	2,155	1,037	498	3,690	237,862	241,552	—
Indirect automobile	153	17	78	248	34,009	34,257	—
Mortgage warehouse	—	—	—	—	818,728	818,728	—
Municipal	—	—	—	—	492,668	492,668	—
Premium finance	12,379	6,832	11,678	30,889	915,673	946,562	11,678
Real estate – construction and development	2,094	—	282	2,376	2,126,811	2,129,187	—
Real estate – commercial and farmland	5,070	1,656	6,352	13,078	8,046,676	8,059,754	—
Real estate – residential	49,976	19,300	127,087	196,363	4,661,303	4,857,666	—
Total	$82,850	$34,281	$155,708	$272,839	$19,996,464	$20,269,303	$16,988

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2022
Commercial, financial and agricultural	$16,219	$5,451	$11,632	$33,302	$2,646,101	$2,679,403	$3,267
Consumer	2,539	3,163	741	6,443	377,594	384,037	472
Indirect automobile	466	77	267	810	107,838	108,648	—
Mortgage warehouse	—	—	—	—	1,038,924	1,038,924	—
Municipal	—	—	—	—	509,151	509,151	—
Premium finance	13,859	10,620	13,626	38,105	985,374	1,023,479	13,626
Real estate – construction and development	25,367	3,829	966	30,162	2,056,276	2,086,438	500
Real estate – commercial and farmland	1,738	168	10,223	12,129	7,592,738	7,604,867	—
Real estate – residential	35,015	11,329	106,170	152,514	4,267,792	4,420,306	—
Total	$95,203	$34,637	$143,625	$273,465	$19,581,788	$19,855,253	$17,865

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the allowance for credit loss as the amount by which the amortized cost basis of the financial asset exceeded the estimated fair value of the collateral. As of December 31, 2023 and 2022, there were $40.4 million and $41.8 million, respectively, of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

The following table presents an analysis of collateral-dependent financial assets and related allowance for credit losses:

(dollars in thousands)	December 31, 2023		December 31, 2022
	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$5,889	$567	$7,128	$6,294
Premium finance	1,990	45	3,233	—
Real estate – construction and development	280	23	780	13
Real estate – commercial and farmland	11,114	108	15,168	1,428
Real estate – residential	21,102	2,654	15,464	2,066
	$40,375	$3,397	$41,773	$9,801
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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 8 or 9 at December 31, 2023 and 2022.

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial, Financial and Agricultural
Risk Grade:
Pass	$892,951	$758,471	$384,830	$95,055	$56,447	$41,095	$432,472	$2,661,321
6	—	335	5,722	92	109	451	803	7,512
7	1,512	3,595	3,222	1,140	3,533	5,748	1,346	20,096
Total commercial, financial and agricultural	$894,463	$762,401	$393,774	$96,287	$60,089	$47,294	$434,621	$2,688,929
Current-period gross charge offs	$7,485	$26,331	$18,263	$1,746	$1,568	$2,851	$368	$58,612
Consumer
Risk Grade:
Pass	$44,736	$17,661	$5,878	$25,654	$15,838	$20,937	$109,214	$239,918
6	—	5	—	—	—	26	—	31
7	154	181	41	334	197	531	165	1,603
Total consumer	$44,890	$17,847	$5,919	$25,988	$16,035	$21,494	$109,379	$241,552
Current-period gross charge offs	$115	$388	$97	$1,649	$1,205	$1,474	$370	$5,298
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$6,086	$27,646	$—	$33,732
7	—	—	—	—	55	470	—	525
Total indirect automobile	$—	$—	$—	$—	$6,141	$28,116	$—	$34,257
Current-period gross charge offs	$—	$—	$—	$—	$—	$155	$—	$155
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$772,366	$772,366
6	—	—	—	—	—	—	46,362	46,362
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$818,728	$818,728
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Total municipal	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$928,930	$4,038	$1,916	$—	$—	$—	$—	$934,884
7	10,777	901	—	—	—	—	—	11,678
Total premium finance	$939,707	$4,939	$1,916	$—	$—	$—	$—	$946,562
Current-period gross charge offs	$942	$5,316	$309	$—	$—	$—	$—	$6,567

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Real Estate – Construction and Development
Risk Grade:
Pass	$457,077	$938,909	$505,254	$58,840	$54,646	$30,042	$81,662	$2,126,430
6	—	—	—	—	—	479	—	479
7	—	266	1,512	—	—	500	—	2,278
Total real estate – construction and development	$457,077	$939,175	$506,766	$58,840	$54,646	$31,021	$81,662	$2,129,187
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$450,315	$1,890,498	$2,133,833	$1,090,735	$765,640	$1,437,323	$100,206	$7,868,550
6	—	17,131	53,329	—	30,200	46,370	—	147,030
7	428	418	15,578	2,660	6,106	18,984	—	44,174
Total real estate – commercial and farmland	$450,743	$1,908,047	$2,202,740	$1,093,395	$801,946	$1,502,677	$100,206	$8,059,754
Current-period gross charge offs	$—	$—	$—	$—	$3,151	$1,136	$40	$4,327
Real Estate - Residential
Risk Grade:
Pass	$714,684	$1,425,186	$1,148,092	$506,137	$236,147	$423,648	$262,968	$4,716,862
6	13	—	72	201	234	1,411	380	2,311
7	5,057	26,171	28,459	30,566	19,357	25,263	3,620	138,493
Total real estate - residential	$719,754	$1,451,357	$1,176,623	$536,904	$255,738	$450,322	$266,968	$4,857,666
Current-period gross charge offs	$24	$8	$27	$—	$—	$111	$89	$259
Total Loans
Risk Grade:
Pass	$3,502,909	$5,062,109	$4,228,744	$1,953,577	$1,149,459	$2,188,927	$1,761,006	$19,846,731
6	13	17,471	59,123	293	30,543	48,737	47,545	203,725
7	17,928	31,532	48,812	34,700	29,248	51,496	5,131	218,847
Total loans	$3,520,850	$5,111,112	$4,336,679	$1,988,570	$1,209,250	$2,289,160	$1,813,682	$20,269,303
Current-period gross charge offs	$8,566	$32,043	$18,696	$3,395	$5,924	$5,727	$867	$75,218

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Commercial, Financial and Agricultural
Risk Grade:
Pass	$1,127,120	$526,043	$174,120	$109,091	$56,657	$41,612	$621,784	$2,656,427
6	—	13	94	183	895	1,774	317	3,276
7	8,565	1,214	1,182	3,314	545	2,759	2,121	19,700
Total commercial, financial and agricultural	$1,135,685	$527,270	$175,396	$112,588	$58,097	$46,145	$624,222	$2,679,403

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Consumer
Risk Grade:
Pass	$41,487	$12,692	$37,906	$23,454	$17,144	$13,825	$236,113	$382,621
6	38	—	—	—	—	98	196	332
7	68	62	216	106	118	431	83	1,084
Total consumer	$41,593	$12,754	$38,122	$23,560	$17,262	$14,354	$236,392	$384,037
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$11,900	$50,749	$45,120	$—	$107,769
6	—	—	—	—	—	11	—	11
7	—	—	—	41	149	678	—	868
Total indirect automobile	$—	$—	$—	$11,941	$50,898	$45,809	$—	$108,648
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$990,106	$990,106
6	—	—	—	—	—	—	22,831	22,831
7	—	—	—	—	—	—	25,987	25,987
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,038,924	$1,038,924
Municipal
Risk Grade:
Pass	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Total municipal	$18,074	$46,809	$188,507	$9,752	$4,358	$241,651	$—	$509,151
Premium Finance
Risk Grade:
Pass	$1,000,214	$9,667	$12	$—	$—	$—	$—	$1,009,893
7	13,051	535	—	—	—	—	—	13,586
Total premium finance	$1,013,265	$10,202	$12	$—	$—	$—	$—	$1,023,479
Real Estate – Construction and Development
Risk Grade:
Pass	$834,831	$793,723	$306,084	$69,596	$7,934	$31,490	$27,474	$2,071,132
6	277	—	—	—	173	165	—	615
7	—	783	164	5	13,159	580	—	14,691
Total real estate – construction and development	$835,108	$794,506	$306,248	$69,601	$21,266	$32,235	$27,474	$2,086,438
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,739,021	$1,975,003	$1,085,086	$869,116	$447,311	$1,259,763	$110,848	$7,486,148
6	607	17,974	—	30,841	4,801	18,289	—	72,512
7	387	2,810	3,078	12,007	6,527	21,398	—	46,207
Total real estate – commercial and farmland	$1,740,015	$1,995,787	$1,088,164	$911,964	$458,639	$1,299,450	$110,848	$7,604,867

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Real Estate - Residential
Risk Grade:
Pass	$1,524,021	$1,214,724	$548,968	$268,821	$115,693	$393,570	$234,684	$4,300,481
6	236	145	94	688	364	2,910	600	5,037
7	6,735	21,283	25,860	27,173	14,396	17,665	1,676	114,788
Total real estate - residential	$1,530,992	$1,236,152	$574,922	$296,682	$130,453	$414,145	$236,960	$4,420,306
Total Loans
Risk Grade:
Pass	$6,284,768	$4,578,661	$2,340,683	$1,361,730	$699,846	$2,027,031	$2,221,009	$19,513,728
6	1,158	18,132	188	31,712	6,233	23,247	23,944	104,614
7	28,806	26,687	30,500	42,646	34,894	43,511	29,867	236,911
Total loans	$6,314,732	$4,623,480	$2,371,371	$1,436,088	$740,973	$2,093,789	$2,274,820	$19,855,253

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted as of December 31, 2023:

(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$2,212	$2,960	$—	$—	$5,172	0.2%
Real estate – commercial and farmland	3,905	3,101	815	—	7,821	0.1%
Real estate – residential	1,029	5,539	—	804	7,372	0.2%
Total	$7,146	$11,600	$815	$804	$20,365	0.1%
The Company has unfunded commitments of $1.5 million to borrowers experiencing financial difficulty for which the Company has modified their loans.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023:

Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were deferred for a weighted average of five months
Real estate – commercial and farmland	Payments were deferred for a weighted average of six months
Real estate – residential	Payments were deferred for a weighted average of four months

Term Extension
Loan Type	Financial Effect
Commercial, financial and agricultural	Maturity dates were extended for a weighted average of nine months.
Real estate – commercial and farmland	Maturity dates were extended for an average of 13 months.
Real estate - residential	Maturity dates were extended for a weighted average of 103 months

Interest Rate Reduction
Loan Type	Financial Effect
Real estate – commercial and farmland	Interest rate was reduced by 4.75%

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended for a weighted average of 120 months and rate was reduced by a weighted average 0.95%

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$4,018	$355	$—	$799	$5,172
Real estate – commercial and farmland	6,692	1,129	—	—	7,821
Real estate – residential	5,113	711	442	1,106	7,372
Total	$15,823	$2,195	$442	$1,905	$20,365

The following table provides the amortized cost basis of financing receivables at December 31, 2023 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral
Commercial, financial and agricultural	$—	$1,154
Real estate – commercial and farmland	—	1,129
Real estate – residential	2,067	192
Total	$2,067	$2,475

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain executive officers, directors and their affiliates. These loans are made on substantially the same terms as those prevailing at the time for comparable transaction and do not involve more than normal credit risk. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2023	2022
Balance, January 1	$80,746	$59,214
Advances	61,764	36,234
Repayments	(2,453)	(14,702)
Ending balance	$140,057	$80,746

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

The allowance for credit losses was determined at both December 31, 2023 and 2022 using the Moody's baseline scenario economic forecast representing management's best estimate over the reasonable and supportable forecast period. During the year ended December 31, 2023, the allowance for credit losses increased primarily due to the updated economic forecast and organic loan growth during the period. The current forecast reflects, among other things, a decrease in forecast levels of commercial real estate prices, partially offset by improvements in forecast levels of home prices and gross domestic product compared with the forecast at December 31, 2022.

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

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025
Adjustment to allowance for adoption of ASU 2022-02	(105)	—	—	—	—	—
Provision for loan losses	68,349	2,963	(745)	(440)	(12)	343
Loans charged off	(58,612)	(5,298)	(155)	—	—	(6,567)
Recoveries of loans previously charged off	14,966	824	776	—	—	5,801
Balance, December 31, 2023	$64,053	$3,902	$50	$1,678	$345	$602

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677
Adjustment to allowance for adoption of ASU 2022-02	(37)	(722)	(847)	(1,711)
Provision for loan losses	27,446	47,079	8,532	153,515
Loans charged off	—	(4,327)	(259)	(75,218)
Recoveries of loans previously charged off	949	634	887	24,837
Balance, December 31, 2023	$61,017	$110,097	$65,356	$307,100

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Year ended December 31, 2022
Balance, January 1, 2022	$26,829	$6,097	$476	$3,231	$401	$2,729
Provision for loan losses	21,307	3,360	(1,082)	(1,113)	(44)	(1,317)
Loans charged off	(18,635)	(4,926)	(265)	—	—	(5,452)
Recoveries of loans previously charged off	9,954	882	1,045	—	—	5,065
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2022
Balance, January 1, 2022	$22,045	$77,831	$27,943	$167,582
Provision for loan losses	9,749	(7,049)	28,799	52,610
Loans charged off	(27)	(3,574)	(196)	(33,075)
Recoveries of loans previously charged off	892	225	497	18,560
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Year ended December 31, 2021
Balance, January 1, 2021	$7,359	$4,076	$1,929	$3,666	$791	$3,879
Provision for loan losses	12,071	7,330	(1,944)	(435)	(390)	(2,352)
Initial allowance for PCD assets	9,432	—	—	—	—	—
Loans charged off	(7,760)	(6,248)	(1,188)	—	—	(3,668)
Recoveries of loans previously charged off	5,727	939	1,679	—	—	4,870
Balance, December 31, 2021	$26,829	$6,097	$476	$3,231	$401	$2,729

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2021
Balance, January 1, 2021	$45,304	$88,894	$43,524	$199,422
Provision for loan losses	(23,532)	(9,784)	(16,045)	(35,081)
Initial allowance for PCD assets	—	—	—	9,432
Loans charged off	(233)	(1,852)	(667)	(21,616)
Recoveries of loans previously charged off	506	573	1,131	15,425
Balance, December 31, 2021	$22,045	$77,831	$27,943	$167,582

Purchased Credit Deteriorated Loans

The Company acquired $952,000 in PCD loans from Balboa during the year ended December 31, 2021. A reconciliation of the purchase price to the par value, or unpaid principal balance ("UPB"), of the assets is below.

(dollars in thousands)	Commercial, Financial and Agricultural
Par value (UPB)	$10,505
Allowance for Credit Losses	(9,432)
Discount	(121)
Purchase Price	$952

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2023	2022
Land	$69,478	$69,387
Buildings and leasehold improvements	174,562	176,153
Furniture and equipment	89,756	85,217
Construction in progress	3,997	2,343
Premises and equipment, gross	337,793	333,100
Accumulated depreciation	(121,358)	(112,817)
Premises and equipment, net	$216,435	$220,283

Depreciation expense was approximately $19.1 million, $18.4 million and $17.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2023 and 2022 is summarized below for both the total Company and by the Company's reporting units.

	December 31,
(dollars in thousands)	2023	2022
Consolidated
Carrying amount of goodwill at beginning of year	$1,015,646	$1,012,620
Fair value adjustments related to acquisitions in prior year	—	3,026
Carrying amount of goodwill at end of year	$1,015,646	$1,015,646

Banking
Carrying amount of goodwill at beginning of year	$951,148	$948,122
Fair value adjustments related to acquisitions in prior year	—	3,026
Carrying amount of goodwill at end of year	$951,148	$951,148

Premium Finance Division
Carrying amount of goodwill at beginning of year	$64,498	$64,498
Carrying amount of goodwill at end of year	$64,498	$64,498

During 2022, the Company recorded subsequent goodwill fair value adjustments of $3.0 million related to the Balboa acquisition.

The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. The Company performed an interim qualitative assessment at March 31, 2023 considering the decline in the Company's stock price relative to book value and the impact of recent bank failures on the economy and determined that it was more likely than not that each reporting unit's fair value exceeded its carrying value.

During the second quarter of 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had occurred due to the sustained decline in the Company's stock price. The Company performed a quantitative analysis of goodwill and determined no impairment existed at June 30, 2023. At September 30, 2023, the Company assessed the indicators of goodwill impairment and determined a triggering event had not occurred and no impairment test was performed

At December 31, 2023, the Company performed its annual qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values.

The carrying value of intangible assets as of December 31, 2023 and 2022 was $87.9 million and $106.2 million, respectively. Intangible assets are comprised of core deposit intangibles, referral relationships intangibles, trade name intangibles and non-compete agreement intangibles.

The following is a summary of information related to acquired intangible assets:

	As of December 31, 2023		As of December 31, 2022
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premiums	$86,454	$59,045	$99,032	$63,518
Referral relationships	88,651	29,790	88,651	20,367
Trade names	2,734	1,581	2,734	1,096
Patent	420	84	420	42
Non-compete agreements	570	380	732	352
	$178,829	$90,880	$191,569	$85,375

The aggregate amortization expense for intangible assets was approximately $18.2 million, $19.7 million and $15.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2024	$17,189
2025	15,937
2026	12,394
2027	11,126
2028	10,005
Thereafter	21,298
$87,949

NOTE 7. DEPOSITS

The scheduled maturities of time deposits at December 31, 2023 for each of the next five years and thereafter are as follows:

(dollars in thousands)
2024	$3,333,066
2025	85,333
2026	21,751
2027	16,553
2028	10,451
Thereafter	752
$3,467,906

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2023 and 2022 was $809.2 million and $381.1 million, respectively.

As of December 31, 2023, the Company had brokered deposits of $1.14 billion. As of December 31, 2022, the Company had brokered deposits of $280.5 million.

Deposits from principal officers, directors, and their affiliates at December 31, 2023 and 2022 were $24.0 million and $33.5 million, respectively.

NOTE 8. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2023	2022
FHLB borrowings:
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.150%	$—	$300,000
Fixed Rate Advance due January 9, 2023; fixed interest rate of 4.110%	—	50,000
Fixed Rate Advance due January 12, 2023; fixed interest rate of 4.140%	—	50,000
Fixed Rate Advance due January 13, 2023; fixed interest rate of 4.150%	—	50,000
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.170%	—	350,000
Fixed Rate Advance due January 17, 2023; fixed interest rate of 4.250%	—	150,000
Fixed Rate Advance due January 18, 2023; fixed interest rate of 4.260%	—	200,000
Fixed Rate Advance due January 19, 2023; fixed interest rate of 4.230%	—	50,000
Fixed Rate Advance due January 20, 2023; fixed interest rate of 4.220%	—	150,000
Fixed Rate Advance due January 27, 2023; fixed interest rate of 4.230%	—	100,000
Fixed Rate Advance due January 10, 2024; fixed interest rate of 5.450%	50,000	—
Fixed Rate Advance due January 17, 2024; fixed interest rate of 5.460%	100,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,378	1,389
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	954	961
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,128	1,275

Subordinated notes payable:
Subordinated notes payable due March 15, 2027 net of unamortized debt issuance cost of $0 and $551, respectively; fixed interest rate of 5.75% through March 14, 2022; variable interest rate thereafter at three-month LIBOR plus 3.616% (2027 subordinated notes)	—	74,449
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,296 and $1,680, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94% (2029 subordinated notes)	106,704	118,320
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $784 and $906, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month SOFR plus 3.63% (Bank subordinated notes) (1)	75,784	75,906
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,362 and $1,564, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753% (2030 subordinated notes)	108,638	108,436

Other Debt:
Advance from correspondent bank due November 28, 2024; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.50%	10,000	—
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	10,000	—
	$509,586	$1,875,736

(1) Previously was to migrate to three-month LIBOR plus 3.63%, but will now migrate to three-month SOFR plus a comparable tenor spread beginning June 1, 2025 through the end of the term, as three-month LIBOR ceased to be published effective July 1, 2023.

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2023, $4.28 billion was available for additional borrowing on lines with the FHLB.

As of December 31, 2023, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At December 31, 2023, the Company had $3.62 billion of loans pledged at the Federal Reserve discount window and had $2.67 billion available for borrowing.

Subordinated Notes Payable

On March 13, 2017, the Company completed the public offering and sale of $75.0 million in aggregate principal amount of its 5.75% Fixed-To-Floating Rate Subordinated Notes due 2027 (the “2027 subordinated notes”). The 2027 subordinated notes were sold to the public at par pursuant to an underwriting agreement and were issued pursuant to an indenture and a supplemental indenture. The 2027 subordinated notes will mature on March 15, 2027 and through March 14, 2022 will bear a fixed rate of interest of 5.75% per annum, payable semi-annually in arrears on September 15 and March 15 of each year. Beginning March 15, 2022, the interest rate on the 2027 subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month LIBOR plus 3.616%, payable quarterly in arrears on June 15, September 15, December 15 and March 15 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning March 15, 2022, the Company may, at its option, redeem the 2027 subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The Company elected to redeem all the outstanding notes on March 15, 2023.

On December 6, 2019, the Company completed the public offering and sale of $120.0 million in aggregate principal amount of its 4.25% Fixed-To-Floating Rate Subordinated Notes due 2029 (the “2029 subordinated notes”). The 2029 subordinated notes were sold to the public at par pursuant to an underwriting agreement and were issued pursuant to an indenture and a supplemental indenture. The 2029 subordinated notes will mature on December 15, 2029 and through December 14, 2024 will bear a fixed rate of interest of 4.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. Beginning December 15, 2024, the interest rate on the 2029 subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 2.94%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning December 15, 2024, the Company may, at its option, redeem the 2029 subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. During 2023, the Company repurchased on the open market and redeemed $12.0 million in aggregate principal of the 2029 subordinated notes.

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

The 2029 and 2030 subordinated notes are unsecured and rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the 2029 and 2030 subordinated notes. The 2029 and 2030 subordinated notes are subordinated in right of payment to all senior indebtedness of the Company. The 2029 and 2030 subordinated notes are obligations of the Company only and are not guaranteed by any subsidiaries, including the Bank. Additionally, the 2029 and 2030 subordinated notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, meaning that creditors of the Company’s subsidiaries (including, in the case of the Bank, its depositors) generally will be paid from those subsidiaries’ assets before holders of the 2029 and 2030 subordinated notes have any claim to those assets.

As a result of the Fidelity acquisition on July 1, 2019, the Bank assumed $75.0 million in aggregate principal amount of 5.875% Fixed-To-Floating Rate Subordinated Notes due 2030 (the "Bank subordinated notes"). The Bank subordinated notes were acquired inclusive of an unaccreted purchase accounting fair value adjustment of $1.3 million. The Bank subordinated notes will mature on May 31, 2030, and through May 31, 2025 will bear a fixed rate of interest of 5.875% per annum, payable semi-annually in arrears on December 1 and June 1 of each year. Beginning on June 1, 2025, the interest rate on the Bank subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 3.63%, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning June 1, 2025, the Bank may, at its option, redeem the Bank subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The Bank subordinated notes of the Bank are unsecured and structurally rank senior to all other unsecured subordinated indebtedness of the Company. The Bank subordinated notes are subordinated in right of payment to all senior indebtedness of the Bank.

For regulatory capital adequacy purposes, the Bank subordinated notes qualify as Tier 2 capital for the Bank and the 2029, 2030 and Bank subordinated notes (collectively "subordinated notes") qualify as Tier 2 capital for the Company. If in the future the subordinated notes no longer qualify as Tier 2 capital, the subordinated notes may be redeemed by the Bank or Company at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, subject to prior approval by the Board of Governors of the Federal Reserve System.

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

NOTE 9. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Through formation and various acquisitions, the Company has assumed subordinated deferrable interest debenture obligations related to trusts that issued trust preferred securities. Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements.  However, the subordinated deferrable interest debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. The Company's investment in the common stock of the trusts is included in other assets and totaled $4.7 million at December 31, 2023 and 2022. In addition, the related interest expense continues to be included in the consolidated statements of income. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 2 Capital. At any interest payment date, the Company may redeem the debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part.

The following table summarizes the terms of the Company's outstanding subordinated deferrable interest debentures as of December 31, 2023:

						December 31, 2023
(dollars in thousands) Name of Trust	Issuance Date	Rate(1)	Rate at December 31, 2023	Maturity Date	Issuance Amount	Unaccreted Purchase Discount	Carrying Value
Prosperity Bank Statutory Trust II	March 2003	3-month SOFR plus 3.15%	8.77%	March 26, 2033	$4,640	$732	$3,908
Fidelity Southern Statutory Trust I	June 2003	3-month SOFR plus 3.10%	8.72%	June 26, 2033	15,464	933	14,531
Coastal Bankshares Statutory Trust I	August 2003	3-month SOFR plus 3.15%	8.81%	October 7, 2033	5,155	755	4,400
Jacksonville Statutory Trust I	June 2004	3-month SOFR plus 2.63%	8.27%	June 17, 2034	4,124	630	3,494
Prosperity Banking Capital Trust I	June 2004	3-month SOFR plus 2.57%	8.16%	June 30, 2034	5,155	1,074	4,081
Merchants & Southern Statutory Trust I	March 2005	3-month SOFR plus 1.90%	7.54%	March 17, 2035	3,093	710	2,383
Fidelity Southern Statutory Trust II	March 2005	3-month SOFR plus 1.89%	7.53%	March 17, 2035	10,310	1,616	8,694
Atlantic BancGroup, Inc. Statutory Trust I	September 2005	3-month SOFR plus 1.50%	7.15%	September 15, 2035	3,093	906	2,187
Coastal Bankshares Statutory Trust II	December 2005	3-month SOFR plus 1.60%	7.25%	December 15, 2035	10,310	2,739	7,571
Cherokee Statutory Trust I	November 2005	3-month SOFR plus 1.50%	7.15%	December 15, 2035	3,093	548	2,545
Prosperity Bank Statutory Trust III	January 2006	3-month SOFR plus 1.60%	7.25%	March 15, 2036	10,310	3,057	7,253
Merchants & Southern Statutory Trust II	March 2006	3-month SOFR plus 1.50%	7.15%	June 15, 2036	3,093	840	2,253
Jacksonville Statutory Trust II	December 2006	3-month SOFR plus 1.73%	7.38%	December 15, 2036	3,093	758	2,335
Ameris Statutory Trust I	December 2006	3-month SOFR plus 1.63%	7.28%	December 15, 2036	37,114	—	37,114
Fidelity Southern Statutory Trust III	August 2007	3-month SOFR plus 1.40%	7.05%	September 15, 2037	20,619	4,549	16,070
Prosperity Bank Statutory Trust IV	September 2007	3-month SOFR plus 1.54%	7.19%	December 15, 2037	7,940	3,403	4,537
Jacksonville Bancorp, Inc. Statutory Trust III	June 2008	3-month SOFR plus 3.75%	9.40%	September 15, 2038	7,784	825	6,959
Total					$154,390	$24,075	$130,315

(1) Rate transitioned to 3-month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as 3-month LIBOR ceased to be published effective July 1, 2023.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of December 31, 2023, 2022 and 2021.

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(46,507)	$(46,507)
Reclassification for losses included in net income, net of tax	229	229
Current year changes, net of tax	10,339	10,339
Balance, December 31, 2023	$(35,939)	$(35,939)

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$15,590	$15,590
Current year changes, net of tax	(62,097)	(62,097)
Balance, December 31, 2022	$(46,507)	$(46,507)

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$33,505	$33,505
Current year changes, net of tax	(17,915)	(17,915)
Balance, December 31, 2021	$15,590	$15,590

NOTE 11. – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following provides information on noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$16,161	$15,884	$16,798
Overdraft fees	15,793	15,813	16,113
Other service charges on deposit accounts	14,621	12,802	12,195
Total ASC 606 revenue included in service charges on deposits accounts	46,575	44,499	45,106
Total service charges on deposit accounts	$46,575	$44,499	$45,106

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$3,856	$3,508	$3,751
Total ASC 606 revenue included in other service charges, commission and fees	3,856	3,508	3,751
Other	545	367	437
Total other service charges, commission and fees	$4,401	$3,875	$4,188

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021

Other noninterest income
ASC 606 revenue items
Trust and wealth management	$114	$4,554	$4,985
Total ASC 606 revenue included in other noninterest income	114	4,554	4,985
Other	50,600	40,837	18,227
Total other noninterest income	$50,714	$45,391	$23,212

The following provides information on net gains recognized on the sale of OREO for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Net gains recognized on sale of OREO	$2,214	$2,130	$131

NOTE 12. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Current - federal	$84,835	$114,346	$67,076
Current - state	23,463	27,889	13,712
Deferred - federal	(16,882)	(27,408)	30,321
Deferred - state	(3,586)	(8,269)	8,090
	$87,830	$106,558	$119,199

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Federal income statutory rate	21%	21%	21%

Tax at federal income tax rate	$74,956	$95,151	$104,166
Change resulting from:
State income tax, net of federal benefit	14,950	13,763	18,923
Tax-exempt interest	(1,907)	(2,775)	(3,479)
Increase in cash value of bank owned life insurance	(1,701)	(1,399)	(997)
Excess tax (benefit) deficiency from stock compensation	(518)	(510)	(277)
Nondeductible merger expenses	—	167	142
Other	2,050	2,161	721
Provision for income taxes	$87,830	$106,558	$119,199

The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2023	2022
Deferred tax assets
Allowance for credit losses	$88,494	$64,742
Deferred compensation	13,822	13,287
Deferred loan fees	—	668
Purchase accounting adjustments	3,442	5,153
Other real estate owned	18	201
Net operating loss tax carryforward	12,779	14,070
Tax credit carryforwards	139	149
Unrealized loss on securities available for sale	11,218	14,635
Capitalized costs, accrued expenses and other	8,297	3,432
Lease liability	15,081	16,505
	153,290	132,842
Deferred tax liabilities
Premises and equipment	12,167	12,680
Mortgage servicing rights	34,989	30,903
Subordinated debentures	6,149	6,551
Lease financing	9,753	9,442
Goodwill and intangible assets	22,918	24,946
Origination costs	9,984	6,239
Right of use lease asset	12,854	14,280
Deferred loan fees	318	—
	109,132	105,041

Net deferred tax asset (liability)	$44,158	$27,801

At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $50.7 million which expire at various dates from 2028 to 2036. At December 31, 2023, the Company had state net operating loss carryforwards of approximately $50.0 million which expire at various dates from 2028 to 2036. The federal net operating loss carryforwards are subject to limitations pursuant to Section 382 of the Internal Revenue Code and are expected to be recovered over the next 13 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 13 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets at December 31, 2023.

As described in Note 2 to the consolidated financial statements, in December 2021 Ameris Bank acquired Balboa Capital Corporation. The Company completed its analysis of the tax effects of this transaction during 2022. The consolidated balance sheet reflects this final analysis.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by federal taxing authorities for years before 2020 and state taxing authorities for years before 2019.

Although Ameris is unable to determine the ultimate outcome of current and future events, Ameris believes that the liability recorded for uncertain tax positions is adequate. A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows.

	For the Years Ended December 31,
(dollars in thousands)	2023	2022
Beginning Balance	$1,001	$1,903
Current Activity:
Additions for tax positions of prior years	479	2,319
Additions from acquisitions	—	1,001
Reductions for statutes of limitations expiring	(870)	—
Settlements	—	(4,222)
Ending Balance	$610	$1,001

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $133,000 and $11,000 as of December 31, 2023 and 2022, respectively. Unrecognized income tax benefits as of December 31, 2023 and 2022, that, if recognized, would affect the effective income tax rate totaled $582,000 and $919,000 (net of the federal benefit on state income tax issues), respectively. Accruals of penalties and interest resulted in a expense of $100 and $153,000 in 2023 and 2022, respectively. Ameris expects that $585,000 of uncertain income tax positions will be either settled or resolved during the next twelve months.

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

The aggregate expense under the Plan charged to operations during 2023, 2022 and 2021 amounted to $7.9 million, $6.3 million and $5.4 million, respectively.

NOTE 14. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $395.8 million and $388.4 million at December 31, 2023 and 2022, respectively. The Company and the Bank assumed certain split dollar agreements in the acquisition of Fidelity which provide for death benefits to designated beneficiaries of the executive or director. Accrued deferred compensation of $257,000 and $277,000 at December 31, 2023 and 2022, respectively, is included in other liabilities. Accrued supplemental executive retirement plan and split dollar agreement liabilities of $7.1 million and $11.3 million at December 31, 2023 and 2022, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $78,000, $776,000 and $877,000 per year for 2023, 2022 and 2021, respectively, which is included in salaries and employee benefits.

NOTE 15. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the plans may be in the form of qualified or nonqualified stock options, restricted stock, stock appreciation rights (“SARs”), long-term incentive compensation units consisting of cash and common stock, or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,784,262 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2023, there were 2,382,880 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term.

The Company did not grant any options during 2023, 2022 or 2021. As of December 31, 2023, there was no unrecognized compensation cost related to options.

As of December 31, 2023, the Company has 257,673 outstanding restricted shares granted under the plans as compensation to certain employees and directors. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is one to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2023, 2022 and 2021, compensation expense related to these grants was approximately $5.3 million, $4.4 million, and $5.3 million, respectively. The total income tax benefit related to these grants was approximately $770,000, $293,000 and $338,000 in 2023, 2022 and 2021, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2023, 2022 and 2021. The total income tax benefit related to stock options was approximately $41,000, $339,000 and $631,000 in 2023, 2022 and 2021, respectively.

A summary of the activity of non-performance-based options as of and for the years ended December 31, 2023, and 2022 is presented below.

	2023				2022
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	16,000	$29.69			117,135	$28.79
Exercised	(16,000)	29.69		$258	(97,135)	29.22		$1,936
Forfeited	—	—			(4,000)	29.31
Under option, end of year	—	$—	0.00	$—	16,000	$29.69	0.05	$279
Exercisable at end of year	—	$—	0.00	$—	16,000	$29.69	0.05	$279

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2023, and 2022 is presented below.

	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	222,280	$43.31	225,869	$38.06
Granted	133,430	44.84	165,686	47.67
Vested	(95,954)	37.99	(154,386)	40.72
Forfeited	(2,083)	48.00	(14,889)	38.92
Nonvested shares at end of year	257,673	46.05	222,280	43.31

The balance of unearned compensation related to restricted stock grants as of December 31, 2023, 2022 and 2021 was approximately $6.1 million, $5.6 million, and $3.8 million, respectively. At December 31, 2023, the cost is expected to be recognized over a weighted-average period of 1.7 years.

During 2023 and 2022, the Company issued 42,242 and 35,108 performance stock units ("PSUs") with a weighted average grant date fair value of $49.21 and $47.71, respectively, subject to a performance condition tied to tangible book value growth over a three-year period. The 2023 tangible book value awards also contain a potential modifier subject to a total shareholder return ("TSR") performance metric The Company also granted 42,245 and 35,108 PSUs in 2023 and 2022, respectively, subject to a three-year performance metric of return on tangible common equity relative to a market index with a potential modifier subject to a TSR performance metric with a weighted average grant date fair value of $49.21 and $48.53, respectively. The fair value of the PSUs subject to TSR at the grant date was determined using a Monte Carlo simulation method. The Company communicates threshold, target and maximum performance PSUs and performance targets to the applicable employees at the beginning of the performance periods. Dividends are not paid in respect of the awards during the performance period, although dividend equivalents do accrue over the life of the award and will vest, if at all, at the same time as the PSUs to which they relate. The number of PSUs that ultimately vest at the end of the three-year performance period, if any, will be based on the Company's performance relative to the applicable performance metrics. In 2023, 2022 and 2021, the Company recognized compensation cost related to these grants of approximately $4.6 million, $2.3 million and $2.6 million, respectively. The balance of unearned compensation related to PSU grants as of December 31, 2023, 2022 and 2021 was approximately $4.4 million, $3.1 million and $3.2 million, respectively.
A summary of the Company's nonvested PSUs for the years ended December 31, 2023, and 2022 is presented below:

	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested units at beginning of year	110,254	$47.15	121,270	$32.71
Granted	84,487	49.21	70,216	48.12
Vested	(43,182)	45.65	(68,955)	24.88
Forfeited	(4,947)	48.92	(12,277)	35.19
Nonvested units at end of year	146,612	48.72	110,254	47.15

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Risk Participation Agreement

The Company has entered into a risk participation agreement swap, that is associated with a loan participation, where the Company is not the counterparty to the interest rate swap that is associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty.

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$736,188	$5,937	$6,203	$244,422	$4,580	$4,574
Risk participation agreement	26,163	—	65	—	—	—
Mortgage derivatives - interest rate lock commitments	171,750	3,636	—	148,148	1,434	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	663,015	—	5,790	689,500	2,499	—
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client swaps and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the years ended December 31, 2023, 2022 and 2021.

		Year Ended December 31,
(dollars in thousands)	Location	2023	2022	2021
Interest rate contracts(1)	Other noninterest income	$(272)	$6	$—
Risk participation agreement	Other noninterest income	195	—	—
Interest rate lock commitments	Mortgage banking activity	2,201	(10,506)	(39,816)
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	(8,289)	3,209	15,705
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

The Company's loans held for sale under the fair value option are comprised of the following:

	December 31,
(dollars in thousands)	2023	2022
Mortgage loans held for sale	$281,332	$390,583
SBA loans held for sale	—	1,495
Total loans held for sale	$281,332	$392,078

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. A net gain of $6.4 million and net losses of $35.4 million and $14.2 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2023, 2022 and 2021, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal. Net losses of $6.1 million, $7.3 million and $24.1 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2023 and 2022.

	December 31,
(dollars in thousands)	2023	2022
Aggregate fair value of mortgage loans held for sale	$281,332	$390,583
Aggregate unpaid principal balance of mortgage loans held for sale	273,915	389,610
Past due loans of 90 days or more	781	—
Nonaccrual loans	781	—
Unpaid principal balance of nonaccrual loans	774	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of December 31, 2023 and 2022.

	December 31,
(dollars in thousands)	2023	2022
Aggregate fair value of SBA loans held for sale	$—	$1,495
Aggregate unpaid principal balance of SBA loans held for sale	—	1,350
Past due loans of 90 days or more	—	—
Nonaccrual loans	—	—

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

Cash and Due From Banks and Interest-Bearing Deposits in Banks: Cash and due from banks and interest-bearing deposits in banks are repriced on a short-term basis; as such, the carrying value approximates fair value approximates fair value.

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

agency bonds, mortgage-backed securities, collateralized mortgage and debt obligations, SBA pool securities and municipal securities. The Level 2 fair value pricing is provided by an independent third party and is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and may include certain residual municipal securities and other less liquid securities.

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

Other Borrowings: The carrying amount of variable rate other borrowings approximates fair value and is classified as Level 1. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar borrowing arrangements and is classified as Level 2.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2023, the

Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2023 and 2022.

	Recurring Basis Fair Value Measurements December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Treasuries	$720,877	$720,877	$—	$—
U.S. government-sponsored agencies	985	—	985	—
State, county and municipal securities	28,051	—	28,051	—
Corporate debt securities	10,027	—	9,037	990
SBA pool securities	51,516	—	51,516	—
Mortgage-backed securities	591,488	—	591,488	—
Loans held for sale	281,332	—	281,332	—
Derivative financial instruments	5,937	—	5,937	—
Mortgage banking derivative instruments	3,636	—	3,636	—
Total recurring assets at fair value	$1,693,849	$720,877	$971,982	$990
Financial liabilities:
Derivative financial instruments	$6,203	$—	$6,203	$—
Mortgage banking derivative instruments	5,790	—	5,790	—
Total recurring liabilities at fair value	$11,993	$—	$11,993	$—

	Recurring Basis Fair Value Measurements December 31, 2022
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Treasuries	$759,534	$759,534	$—	$—
U.S. government-sponsored agencies	979	—	979	—
State, county and municipal securities	34,195	—	34,195	—
Corporate debt securities	15,926	—	14,771	1,155
SBA pool securities	27,398	—	27,398	—
Mortgage-backed securities	662,028	—	662,028	—
Loans held for sale	392,078	—	392,078	—
Derivative financial instruments	4,580	—	4,580	—
Mortgage banking derivative instruments	3,933	—	3,933	—
Total recurring assets at fair value	$1,900,651	$759,534	$1,139,962	$1,155
Financial liabilities:
Derivative financial instruments	$4,574	$—	$4,574	$—
Total recurring liabilities at fair value	$4,574	$—	$4,574	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2023 and 2022.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Collateral-dependent loans	$36,978	$—	$—	$36,978
Other real estate owned	5,324	—	—	5,324
Total nonrecurring assets at fair value	$42,302	$—	$—	$42,302

December 31, 2022
Collateral-dependent loans	$31,972	$—	$—	$31,972
Total nonrecurring assets at fair value	$31,972	$—	$—	$31,972

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2023 and 2022, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2023
Recurring:
Debt securities available-for-sale	$990	Discounted cash flows	Probability of Default	11%	11%
			Loss Given Default	42%	42%
Nonrecurring:
Collateral-dependent loans	$36,978	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	11% - 60%	28%
Other real estate owned	$5,324	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 33%	22%
As of December 31, 2022
Recurring:
Debt securities available-for-sale	$1,155	Discounted cash flows	Probability of Default	12.1%	12.1%
			Loss Given Default	41%	41%
Nonrecurring:
Collateral-dependent loans	$31,972	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	0% - 48%	27%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements December 31, 2023
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$230,470	$230,470	$—	$—	$230,470
Federal funds sold and interest-bearing accounts	936,834	936,834	—	—	936,834
Debt securities held-to-maturity	141,512	—	122,731	—	122,731
Loans, net	19,925,225	—	—	19,332,899	19,332,899
Financial liabilities:
Deposits	20,708,509	—	20,707,463	—	20,707,463
Other borrowings	509,586	—	501,723	—	501,723
Subordinated deferrable interest debentures	130,315	—	141,407	—	141,407

		Fair Value Measurements December 31, 2022
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$284,567	$284,567	$—	$—	$284,567
Federal funds sold and interest-bearing accounts	833,565	833,565	—	—	833,565
Debt securities held-to-maturity	134,864	—	114,538		114,538
Loans, net	19,617,604	—	—	19,067,612	19,067,612
Financial liabilities:
Deposits	19,462,738	—	19,455,187	—	19,455,187
Other borrowings	1,875,736	—	1,861,850	—	1,861,850
Subordinated deferrable interest debentures	128,322	—	125,988	—	125,988
NOTE 18. LEASES

Operating lease cost was $12.3 million, $11.6 million and $12.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, sublease income offsetting operating lease cost was not material. Variable rent expense and short-term lease expense were not material for the years ended December 31, 2023 and 2022.

The following table presents the impact of leases on the Company's consolidated balance sheets at December 31, 2023 and 2022:

		December 31,
(dollars in thousands)	Location	2023	2022
Operating lease right-of-use assets	Other assets	$49,864	$56,333
Operating lease liabilities	Other liabilities	58,521	65,088

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Year Ended December 31,	Lease Liability
2024	$11,245
2025	9,125
2026	8,592
2027	7,558
2028	6,007
Thereafter	20,533
Total lease payments	$63,060
Less: Interest	(4,539)
Present value of lease liabilities	$58,521

(dollars in thousands)	December 31,
Supplemental lease information	2023	2022	2021
Weighted-average remaining lease term (years)	7.6	8.1	8.3
Weighted-average discount rate	1.68%	1.46%	1.36%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$12,045	$12,013	$12,334
Operating cash flows from operating leases (lease liability reduction)	$12,045	$12,064	$12,563
Operating lease right-of-use assets obtained in exchange for leases entered into during the year, net of business combinations	$2,827	$7,226	$10,426

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2023	2022
Commitments to extend credit	$4,412,818	$6,318,039
Unused home equity lines of credit	386,574	345,001
Financial standby letters of credit	37,546	33,557
Mortgage interest rate lock commitments	171,750	148,148

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2023 and 2022.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheet. The following table presents activity in the allowance for unfunded commitments for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of period	$52,411	$33,185	$32,853
Provision for unfunded commitments	(10,853)	19,226	332
Balance at end of period	$41,558	$52,411	$33,185

Other Commitments

As of December 31, 2023, letters of credit issued by the FHLB totaling $950.0 million were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

NOTE 20. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2023, $149.3 million of retained earnings were available for dividend declaration without regulatory approval.

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

As of December 31, 2023 and 2022, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$2,417,341	9.93%	$974,053	4.00%		—N/A—
Bank	$2,600,274	10.69%	$973,023	4.00%	$1,216,279	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$2,417,341	11.23%	$1,506,241	7.00%		—N/A—
Bank	$2,600,274	12.09%	$1,505,318	7.00%	$1,397,795	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$2,417,341	11.23%	$1,829,007	8.50%		—N/A—
Bank	$2,600,274	12.09%	$1,827,886	8.50%	$1,720,363	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$3,110,025	14.45%	$2,259,362	10.50%		—N/A—
Bank	$2,944,480	13.69%	$2,257,977	10.50%	$2,150,454	10.00%

As of December 31, 2022
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$2,185,694	9.36%	$933,928	4.00%		—N/A—
Bank	$2,464,589	10.56%	$933,284	4.00%	$1,166,605	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$2,185,694	9.86%	$1,551,305	7.00%		—N/A—
Bank	$2,464,589	11.12%	$1,551,185	7.00%	$1,440,386	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$2,185,694	9.86%	$1,883,727	8.50%		—N/A—
Bank	$2,464,589	11.12%	$1,883,581	8.50%	$1,772,782	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$2,859,680	12.90%	$2,326,957	10.50%		—N/A—
Bank	$2,720,253	12.28%	$2,326,777	10.50%	$2,215,978	10.00%

The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” includes the capital conservation buffer of 2.50% for December 31, 2023 and December 31, 2022.

NOTE 21. SEGMENT REPORTING

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$894,514	$212,106	$71,110	$18,925	$83,780	$1,280,435
Interest expense	214,036	123,804	47,271	10,507	49,773	445,391
Net interest income	680,478	88,302	23,839	8,418	34,007	835,044
Provision for credit losses	129,998	9,535	(440)	2,791	772	142,656
Noninterest income	98,864	137,145	3,475	3,313	31	242,828
Noninterest expense
Salaries and employee benefits	223,551	80,317	2,794	4,848	8,600	320,110
Occupancy and equipment expenses	46,083	4,899	5	149	314	51,450
Data processing and communications expenses	48,021	4,836	171	134	324	53,486
Other expenses	100,029	47,393	873	723	4,217	153,235
Total noninterest expense	417,684	137,445	3,843	5,854	13,455	578,281
Income before income tax expense	231,660	78,467	23,911	3,086	19,811	356,935
Income tax expense	61,649	16,478	5,021	648	4,034	87,830
Net income	$170,011	$61,989	$18,890	$2,438	$15,777	$269,105

Total assets	$18,041,865	$4,916,753	$825,415	$249,761	$1,169,905	$25,203,699
Goodwill	$951,148	$—	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$81,959	$—	$—	$—	$5,990	$87,949

	Year Ended December 31, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$628,459	$155,533	$43,521	$19,850	$46,523	$893,886
Interest expense	(17,824)	76,339	16,794	5,126	12,425	92,860
Net interest income	646,283	79,194	26,727	14,724	34,098	801,026
Provision for credit losses	61,898	12,351	(1,074)	(349)	(1,129)	71,697
Noninterest income	91,550	182,039	4,537	6,265	33	284,424
Noninterest expense
Salaries and employee benefits	196,823	107,810	1,973	5,305	7,808	319,719
Occupancy and equipment expenses	45,081	5,579	4	360	337	51,361
Data processing and communications expenses	43,957	4,580	187	116	388	49,228
Other expenses	85,953	48,224	830	1,387	3,953	140,347
Total noninterest expense	371,814	166,193	2,994	7,168	12,486	560,655
Income before income tax expense	304,121	82,689	29,344	14,170	22,774	453,098
Income tax expense	75,367	17,364	6,162	2,976	4,689	106,558
Net income	$228,754	$65,325	$23,182	$11,194	$18,085	$346,540

Total assets	$17,848,972	$4,739,612	$1,016,192	$256,077	$1,192,433	$25,053,286
Goodwill	$951,148	$—	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$97,254	$—	$—	$—	$8,940	$106,194

	Year Ended December 31, 2021
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	SBA Division	Premium Finance Division	Total
Interest income	$449,955	$130,140	$36,784	$56,597	$29,636	$703,112
Interest expense	(7,627)	47,422	1,383	5,062	1,545	47,785
Net interest income	457,582	82,718	35,401	51,535	28,091	655,327
Provision for credit losses	(32,866)	2,947	(514)	(2,921)	(2,011)	(35,365)
Noninterest income	69,664	281,900	4,603	9,360	17	365,544
Noninterest expense
Salaries and employee benefits	157,079	167,796	1,130	4,856	6,915	337,776
Occupancy and equipment expenses	41,065	6,206	3	475	317	48,066
Data processing and communications expenses	39,802	5,551	232	47	344	45,976
Other expenses	84,244	38,295	490	1,594	3,683	128,306
Total noninterest expense	322,190	217,848	1,855	6,972	11,259	560,124
Income before income tax expense	237,922	143,823	38,663	56,844	18,860	496,112
Income tax expense	64,446	30,203	8,120	11,937	4,493	119,199
Net income	$173,476	$113,620	$30,543	$44,907	$14,367	$376,913

Total assets	$17,537,221	$4,231,767	$760,546	$419,040	$909,747	$23,858,321
Goodwill	$948,122	$—	$—	$—	$64,498	$1,012,620
Other intangible assets, net	$114,048	$—	$—	$—	$11,890	$125,938

NOTE 22. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2023 and 2022
(dollars in thousands)

	2023	2022
Assets
Cash and due from banks	$165,179	$153,099
Investment in subsidiaries	3,611,093	3,477,917
Other assets	29,898	19,896
Total assets	$3,806,170	$3,650,912

Liabilities
Other liabilities	$33,766	$23,985
Other borrowings	215,342	301,205
Subordinated deferrable interest debentures	130,315	128,322
Total liabilities	379,423	453,512
Shareholders' equity	3,426,747	3,197,400
Total liabilities and shareholders' equity	$3,806,170	$3,650,912

Condensed Statements of Income
Years Ended December 31, 2023, 2022 and 2021
(dollars in thousands)

	2023	2022	2021
Income
Dividends from subsidiaries	$175,000	$50,000	$142,000
Other income	462	175	101
Securities gains	—	270	—
Total income	175,462	50,445	142,101

Expense
Interest expense	24,568	22,170	19,610
Other expense	13,858	11,154	13,031
Total expense	38,426	33,324	32,641

Income before taxes and equity in undistributed income of subsidiaries	137,036	17,121	109,460
Income tax benefit	10,738	8,553	6,878
Income before equity in undistributed income of subsidiaries	147,774	25,674	116,338
Equity in undistributed income of subsidiaries	121,331	320,866	260,575
Net income	$269,105	$346,540	$376,913

Condensed Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(dollars in thousands)

	2023	2022	2021
OPERATING ACTIVITIES
Net income	$269,105	$346,540	$376,913
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	9,950	6,706	7,948
Undistributed earnings of subsidiaries	(121,331)	(320,866)	(260,575)
Decrease increase in interest payable	(319)	(961)	(36)
(Increase) decrease in tax receivable	3,021	8,596	(6,238)
Provision for deferred taxes	(1,165)	(649)	1,694
Gain on sale of other investments	—	(270)	—
Change attributable to other operating activities	1,188	200	3,678
Total adjustments	(108,656)	(307,244)	(253,529)
Net cash provided by operating activities	160,449	39,296	123,384

INVESTING ACTIVITIES
Net (increase) decrease in other investments	—	213	(4,500)
Investment in subsidiary	—	(65,000)	—
Net cash used in investing activities	—	(64,787)	(4,500)

FINANCING ACTIVITIES
Purchase of treasury shares	(20,346)	(22,421)	(9,439)
Dividends paid - common stock	(41,649)	(41,610)	(41,798)
Repayment of other borrowings	(86,850)	—	—
Proceeds from exercise of stock options	476	2,799	4,532
Net cash used in by financing activities	(148,369)	(61,232)	(46,705)

Net change in cash and cash equivalents	12,080	(86,723)	72,179
Cash and cash equivalents at beginning of year	153,099	239,822	167,643
Cash and cash equivalents at end of year	$165,179	$153,099	$239,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$24,887	$23,131	$19,646
Cash received during the year for income taxes	$(12,593)	$(16,499)	$(2,367)

NOTE 23. LOAN SERVICING RIGHTS

The Company sells certain residential mortgage loans and SBA loans to third parties. All such transfers are accounted for as sales and the continuing involvement in the loans sold is limited to certain servicing responsibilities. The Company has also acquired portfolios of residential mortgage and SBA loans serviced for others. Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair value and are amortized over the remaining service life of the loans, with consideration given to prepayment assumptions. Loan servicing rights are recorded in other assets on the consolidated balance sheets.

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	December 31, 2023	December 31, 2022
Loan Servicing Rights
Residential mortgage	$171,915	$147,014
SBA	2,737	3,443
Total loan servicing rights	$174,652	$150,457
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

During the years ended December 31, 2023, 2022 and 2021, the Company recorded servicing fee income of $61.8 million, $70.0 million and $51.4 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Residential mortgage servicing rights
Beginning carrying value, net	$147,014	$206,944	$130,630
Additions	44,305	64,020	93,229
Amortization	(19,404)	(24,995)	(30,540)
(Impairment)/recoveries	—	21,824	13,625
Disposals	—	(120,779)	—
Ending carrying value, net	$171,915	$147,014	$206,944

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Residential mortgage servicing impairment
Beginning balance	$—	$25,782	$39,407
Additions	—	—	1,398
Recoveries	—	(21,824)	(15,023)
Reduction due to disposal	—	(3,958)	—
Ending balance	$—	$—	$25,782

The key metrics and the sensitivity of the residential mortgage servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2023	December 31, 2022
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$12,454,454	$10,046,052
Composition of residential loans serviced for others:
FHLMC	17.54%	16.80%
FNMA	50.51%	50.09%
GNMA	31.95%	33.11%
Total	100.00%	100.00%
Weighted average term (months)	355	353
Weighted average age (months)	27	22
Modeled prepayment speed	8.56%	8.22%
Decline in fair value due to a 10% adverse change	(4,492)	(5,800)
Decline in fair value due to a 20% adverse change	(9,444)	(11,184)
Weighted average discount rate	10.98%	10.00%
Decline in fair value due to a 10% adverse change	(5,110)	(6,413)
Decline in fair value due to a 20% adverse change	(11,181)	(12,330)

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

During the years ended December 31, 2023, 2022 and 2021, the Company recorded servicing fee income of $2.8 million, $3.6 million and $4.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
SBA servicing rights
Beginning carrying value, net	$3,443	$5,556	$5,839
Additions	392	889	954
Amortization	(1,098)	(3,002)	(2,142)
(Impairment)/recovery	—	—	905
Ending carrying value, net	$2,737	$3,443	$5,556

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
SBA servicing impairment
Beginning balance	$—	$—	$905
Additions	—	—	—
Recoveries	—	—	(905)
Ending balance	$—	$—	$—

The key metrics and the sensitivity of the SBA servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2023	December 31, 2022
SBA servicing rights
Unpaid principal balance of loans serviced for others	$271,164	$326,418
Weighted average life (in years)	3.31	3.69
Modeled prepayment speed	20.83%	18.24%
Decline in fair value due to a 10% adverse change	(171)	(177)
Decline in fair value due to a 20% adverse change	(327)	(340)
Weighted average discount rate	14.70%	19.57%
Decline in fair value due to a 100 basis point adverse change	(69)	(83)
Decline in fair value due to a 200 basis point adverse change	(135)	(163)

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

AMERIS BANCORP

Date: February 28, 2024	By:	/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr.,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2024.

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

/s/ Claire E. McLean
Claire E. McLean, Director

/s/ James B. Miller, Jr.
James B. Miller, Jr., Chairman

/s/ Gloria A. O'Neal
Gloria A. O'Neal, Director

/s/ William H. Stern
William H. Stern, Director

/s/ Jimmy D. Veal
Jimmy D. Veal, Director
(Concluded)