Form 10-Q
period 2024-03-31
Ameris Bancorp
filed 2024-05-09
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

 There were 69,107,260 shares of Common Stock outstanding as of May 3, 2024.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash and due from banks	$235,931	$230,470
Interest-bearing deposits in banks	975,321	936,834
Cash and cash equivalents	1,211,252	1,167,304

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $73 and $69	1,414,419	1,402,944
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $126,581 and $122,731)	147,022	141,512
Other investments	77,480	71,794
Loans held for sale, at fair value	364,332	281,332

Loans, net of unearned income	20,600,260	20,269,303
Allowance for credit losses	(320,023)	(307,100)
Loans, net	20,280,237	19,962,203

Other real estate owned, net	2,158	6,199
Premises and equipment, net	214,801	216,435
Goodwill	1,015,646	1,015,646
Other intangible assets, net	83,527	87,949
Cash value of bank owned life insurance	396,804	395,778
Other assets	447,767	454,603
Total assets	$25,655,445	$25,203,699

Liabilities
Deposits:
Noninterest-bearing	$6,538,322	$6,491,639
Interest-bearing	14,459,068	14,216,870
Total deposits	20,997,390	20,708,509
Other borrowings	631,380	509,586
Subordinated deferrable interest debentures	130,814	130,315
Other liabilities	411,123	428,542
Total liabilities	22,170,707	21,776,952

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,683,199 and 72,516,079 shares issued	72,683	72,516
Capital surplus	1,948,352	1,945,385
Retained earnings	1,603,832	1,539,957
Accumulated other comprehensive loss, net of tax	(39,959)	(35,939)
Treasury stock, at cost, 3,567,936 and 3,462,738 shares	(100,170)	(95,172)
Total shareholders’ equity	3,484,738	3,426,747
Total liabilities and shareholders’ equity	$25,655,445	$25,203,699

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income
Interest and fees on loans	$303,393	$271,964
Interest on taxable securities	13,092	14,300
Interest on nontaxable securities	330	339
Interest on deposits in other banks and federal funds sold	12,637	9,113
Total interest income	329,452	295,716

Interest expense
Interest on deposits	118,174	53,182
Interest on other borrowings	9,890	30,882
Total interest expense	128,064	84,064

Net interest income	201,388	211,652
Provision for loan losses	25,523	49,376
Provision for unfunded commitments	(4,422)	346
Provision for other credit losses	4	7
Provision for credit losses	21,105	49,729
Net interest income after provision for credit losses	180,283	161,923

Noninterest income
Service charges on deposit accounts	11,759	10,936
Mortgage banking activity	39,430	31,392
Other service charges, commissions and fees	1,202	971
Net gain (loss) on securities	(7)	6
Other noninterest income	13,494	12,745
Total noninterest income	65,878	56,050

Noninterest expense
Salaries and employee benefits	82,930	80,910
Occupancy and equipment	12,885	12,986
Data processing and communications expenses	14,654	13,034
Credit resolution-related expenses	486	435
Advertising and marketing	2,545	3,532
Amortization of intangible assets	4,422	4,706
Loan servicing expense	9,439	8,331
Other noninterest expenses	21,350	15,487
Total noninterest expense	148,711	139,421

Income before income tax expense	97,450	78,552
Income tax expense	23,138	18,131
Net income	74,312	60,421

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $(1,399) and $3,719	(4,020)	10,926
Total other comprehensive income (loss)	(4,020)	10,926
Comprehensive income	$70,292	$71,347

Basic earnings per common share	$1.08	$0.87
Diluted earnings per common share	$1.08	$0.87
Weighted average common shares outstanding
Basic	68,808,393	69,171,562
Diluted	69,014,116	69,322,664
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747
Issuance of restricted shares	103,819	104	(104)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	63,301	63	(63)	—	—	—	—	—
Share-based compensation	—	—	3,134	—	—	—	—	3,134
Purchase of treasury shares	—	—	—	—	—	105,198	(4,998)	(4,998)
Net income	—	—	—	74,312	—	—	—	74,312
Dividends on common shares ($0.15 per share)	—	—	—	(10,437)	—	—	—	(10,437)
Other comprehensive loss during the period	—	—	—	—	(4,020)	—	—	(4,020)
Balance, March 31, 2024	72,683,199	$72,683	$1,948,352	$1,603,832	$(39,959)	3,567,936	$(100,170)	$3,484,738

	Three Months Ended March 31, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of common shares pursuant to PSU agreements	102,973	103	(103)	—	—	—	—	—
Issuance of restricted shares	101,510	101	(101)	—	—	—	—	—
Proceeds from exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	2,197	—	—	—	—	2,197
Purchase of treasury shares	—	—	—	—	—	215,670	(9,058)	(9,058)
Net income	—	—	—	60,421	—	—	—	60,421
Dividends on common shares ($0.15 per share)	—	—	—	(10,444)	—	—	—	(10,444)
Cumulative effect of change in accounting principle for ASU 2022-02	—	—	—	1,277	—	—	—	1,277
Other comprehensive loss during the period	—	—	—	—	10,926	—	—	10,926
Balance, March 31, 2023	72,484,210	$72,484	$1,937,664	$1,362,512	$(35,581)	3,110,347	$(83,884)	$3,253,195

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$74,312	$60,421
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation	4,842	4,648
Net losses on sale or disposal of premises and equipment	15	15
Provision for credit losses	21,105	49,729
Net write-downs and (gains) losses on sale of other real estate owned	(177)	(49)
Share-based compensation expense	3,134	2,197
Amortization of intangible assets	4,422	4,706
Amortization of operating lease right of use assets	2,606	2,872
Provision for deferred taxes	(644)	(2,807)
Net accretion of debt securities available-for-sale	(924)	(1,417)
Net accretion of debt securities held-to-maturity	(49)	(39)
Net amortization of other investments	394	388
Net (gain) loss on securities	7	(6)
Accretion of discount on purchased loans, net	184	(420)
Net amortization on other borrowings	68	627
Amortization of subordinated deferrable interest debentures	499	498
Originations of mortgage loans held for sale	(858,557)	(754,727)
Payments received on mortgage loans held for sale	2,167	3,661
Proceeds from sales of mortgage loans held for sale	778,499	748,633
Net gains on sale of mortgage loans held for sale	(9,868)	(2,919)
Originations of SBA loans	(3,538)	(8,873)
Proceeds from sales of SBA loans	2,432	5,648
Net gains on sale of SBA loans	(223)	(175)
Increase in cash surrender value of bank owned life insurance	(2,568)	(2,200)
Gain on bank owned life insurance proceeds	(998)	(486)
Gain on debt redemption	(169)	—
Change attributable to other operating activities	1,609	21,776
Net cash provided by operating activities	18,580	131,701

Investing Activities
Purchases of debt securities available-for-sale	(58,809)	—
Purchases of debt securities held-to-maturity	(6,321)	—
Proceeds from maturities and paydowns of debt securities available-for-sale	42,835	19,280
Proceeds from maturities and paydowns of debt securities held-to-maturity	860	728
Net increase in other investments	(6,087)	(36,105)
Net increase in loans	(345,953)	(153,072)
Purchases of premises and equipment	(3,437)	(3,258)
Proceeds from sale of premises and equipment	214	—
Proceeds from sales of other real estate owned	6,661	1,042
Proceeds from bank owned life insurance	—	1,890
Net cash used in investing activities	(370,037)	(169,495)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Financing Activities
Net increase in deposits	$288,881	$434,717
Proceeds from other borrowings	983,000	6,655,000
Repayment of other borrowings	(861,105)	(6,130,036)
Proceeds from exercise of stock options	—	476
Dividends paid - common stock	(10,477)	(10,584)
Purchase of treasury shares	(4,894)	(9,058)
Net cash provided by financing activities	395,405	940,515

Net increase in cash and cash equivalents	43,948	902,721
Cash and cash equivalents at beginning of period	1,167,304	1,118,132
Cash and cash equivalents at end of period	$1,211,252	$2,020,853

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$130,031	$76,589
Income taxes	398	(1)
Loans transferred to other real estate owned	2,443	1,652
Loans transferred from loans held for sale to loans held for investment	6,088	5,734
Right-of-use assets obtained in exchange for new operating lease liabilities	982	1,942
Change in unrealized loss on securities available-for-sale, net of tax	(4,020)	10,926

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2024

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2024, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Accounting Standards Adopted in 2024

ASU 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credit. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The Company adopted ASU 2023-02 on January 1, 2024 and adoption did not have a significant impact on the Company's financial position or results of operations.

ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 enhances segment disclosures by requiring inclusion of significant segment expenses, disclosure of the amount and composition of other segment items, previous annual disclosures in interim periods and identification of the position and title of the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2024 and adoption did not have a significant impact on the Company's financial position or results of operations. The adoption will enhance disclosures of reporting segments beginning with the Company's Annual Report on Form 10-K and will be applied on a retrospective basis.

Accounting Standards Pending Adoption

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
U.S. Treasuries	$712,985	$—	$8	$(11,697)	$701,296
U.S. government-sponsored agencies	1,020	—	—	(40)	980
State, county and municipal securities	28,136	—	5	(1,137)	27,004
Corporate debt securities	10,946	(73)	—	(859)	10,014
SBA pool securities	80,164	—	2	(1,737)	78,429
Mortgage-backed securities	631,284	—	24	(34,612)	596,696
Total debt securities available-for-sale	$1,464,535	$(73)	$39	$(50,082)	$1,414,419

December 31, 2023
U.S. Treasuries	$732,636	$—	$34	$(11,793)	$720,877
U.S. government-sponsored agencies	1,023	—	—	(38)	985
State, county and municipal securities	28,986	—	9	(944)	28,051
Corporate debt securities	10,946	(69)	—	(850)	10,027
SBA pool securities	53,033	—	2	(1,519)	51,516
Mortgage-backed securities	621,013	—	67	(29,592)	591,488
Total debt securities available-for-sale	$1,447,637	$(69)	$112	$(44,736)	$1,402,944

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
State, county and municipal securities	$33,668	$2	$(5,693)	$27,977
Mortgage-backed securities	113,354	29	(14,779)	98,604
Total debt securities held-to-maturity	$147,022	$31	$(20,472)	$126,581

December 31, 2023
State, county and municipal securities	$31,905	$—	$(5,051)	$26,854
Mortgage-backed securities	109,607	—	(13,730)	95,877
Total debt securities held-to-maturity	$141,512	$—	$(18,781)	$122,731

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of March 31, 2024, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$306,980	$305,330	$—	$—
Due from one year to five years	440,409	429,292	—	—
Due from five to ten years	73,709	72,350	—	—
Due after ten years	12,153	10,751	33,668	27,977
Mortgage-backed securities	631,284	596,696	113,354	98,604
	$1,464,535	$1,414,419	$147,022	$126,581

Securities with a carrying value of approximately $459.4 million and $532.6 million at March 31, 2024 and December 31, 2023, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2024
U.S. Treasuries	$133,526	$(1,129)	$562,763	$(10,568)	$696,289	$(11,697)
U.S. government-sponsored agencies	—	—	980	(40)	980	(40)
State, county and municipal securities	5,362	(10)	19,502	(1,127)	24,864	(1,137)
Corporate debt securities	499	(1)	8,515	(858)	9,014	(859)
SBA pool securities	58,947	(147)	19,333	(1,590)	78,280	(1,737)
Mortgage-backed securities	47,179	(289)	548,200	(34,323)	595,379	(34,612)
Total debt securities available-for-sale	$245,513	$(1,576)	$1,159,293	$(48,506)	$1,404,806	$(50,082)

December 31, 2023
U.S. Treasuries	$159,667	$(827)	$537,313	$(10,966)	$696,980	$(11,793)
U.S. government sponsored agencies	—	—	985	(38)	985	(38)
State, county and municipal securities	1,923	—	19,754	(944)	21,677	(944)
Corporate debt securities	500	—	8,527	(850)	9,027	(850)
SBA pool securities	42	—	21,267	(1,519)	21,309	(1,519)
Mortgage-backed securities	126	—	566,707	(29,592)	566,833	(29,592)
Total debt securities available-for-sale	$162,258	$(827)	$1,154,553	$(43,909)	$1,316,811	$(44,736)

As of March 31, 2024, the Company’s available-for-sale security portfolio consisted of 409 securities, 400 of which were in an unrealized loss position. At March 31, 2024, the Company held 309 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At March 31, 2024, the Company held 33 U.S. Small Business Administration (“SBA”) pool securities, 24 state, county and municipal securities, seven corporate securities, one U.S. government-sponsored agency security, and 26 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2024
State, county and municipal securities	$453	$(6)	$26,217	$(5,687)	$26,670	$(5,693)
Mortgage-backed securities	8,282	(266)	85,738	(14,513)	94,020	(14,779)
Total debt securities held-to-maturity	$8,735	$(272)	$111,955	$(20,200)	$120,690	$(20,472)

December 31, 2023
State, county and municipal securities	$—	$—	$26,854	$(5,051)	$26,854	$(5,051)
Mortgage-backed securities	13,612	(227)	82,265	(13,503)	95,877	(13,730)
Total debt securities held-to-maturity	$13,612	$(227)	$109,119	$(18,554)	$122,731	$(18,781)

As of March 31, 2024, the Company’s held-to-maturity security portfolio consisted of 30 securities, 28 of which were in an unrealized loss position. At March 31, 2024, the Company held 21 mortgage-backed securities and seven state, county and municipal securities that were in an unrealized loss position.

At March 31, 2024 and December 31, 2023, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at March 31, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2024, management determined that $73,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $50.1 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended March 31,
Allowance for credit losses	2024	2023
Beginning balance	$69	$75
Provision for other credit losses	4	7
Ending balance	$73	$82

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Unrealized holding gains (losses) on equity securities	$(7)	$6
Net gain (loss) on securities	$(7)	$6

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial, financial and agricultural	$2,758,716	$2,688,929
Consumer	232,993	241,552
Indirect automobile	24,022	34,257
Mortgage warehouse	891,336	818,728
Municipal	477,567	492,668
Premium finance	998,726	946,562
Real estate – construction and development	2,264,346	2,129,187
Real estate – commercial and farmland	8,131,248	8,059,754
Real estate – residential	4,821,306	4,857,666
	$20,600,260	$20,269,303

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $77.4 million and $79.2 million and at March 31, 2024 and December 31, 2023, respectively. The Company had no recorded allowance for credit losses related to accrued interest on loans at both March 31, 2024 and December 31, 2023.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial, financial and agricultural	$16,760	$8,059
Consumer	1,306	1,153
Indirect automobile	309	299
Real estate – construction and development	282	282
Real estate – commercial and farmland	10,777	11,295
Real estate – residential(1)	135,252	130,029
	$164,686	$151,117
(1) Included in real estate - residential were $84.2 million and $90.2 million of serviced GNMA-guaranteed nonaccrual loans at March 31, 2024 and December 31, 2023, respectively.

Interest income recognized on nonaccrual loans during the three months ended March 31, 2024 and 2023 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial, financial and agricultural	$4,874	$2,049
Real estate – commercial and farmland	5,412	9,109
Real estate – residential	79,326	75,419
	$89,612	$86,577

The following table presents an analysis of past-due loans as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2024
Commercial, financial and agricultural	$15,809	$8,410	$6,437	$30,656	$2,728,060	$2,758,716	$3,925
Consumer	2,341	1,548	362	4,251	228,742	232,993	—
Indirect automobile	82	60	118	260	23,762	24,022	—
Mortgage warehouse	—	—	—	—	891,336	891,336	—
Municipal	—	—	—	—	477,567	477,567	—
Premium finance	14,166	6,139	11,886	32,191	966,535	998,726	11,886
Real estate – construction and development	732	—	282	1,014	2,263,332	2,264,346	—
Real estate – commercial and farmland	1,858	429	7,138	9,425	8,121,823	8,131,248	—
Real estate – residential	45,648	14,427	132,284	192,359	4,628,947	4,821,306	—
Total	$80,636	$31,013	$158,507	$270,156	$20,330,104	$20,600,260	$15,811

December 31, 2023
Commercial, financial and agricultural	$11,023	$5,439	$9,733	$26,195	$2,662,734	$2,688,929	$5,310
Consumer	2,155	1,037	498	3,690	237,862	241,552	—
Indirect automobile	153	17	78	248	34,009	34,257	—
Mortgage warehouse	—	—	—	—	818,728	818,728	—
Municipal	—	—	—	—	492,668	492,668	—
Premium finance	12,379	6,832	11,678	30,889	915,673	946,562	11,678
Real estate – construction and development	2,094	—	282	2,376	2,126,811	2,129,187	—
Real estate – commercial and farmland	5,070	1,656	6,352	13,078	8,046,676	8,059,754	—
Real estate – residential	49,976	19,300	127,087	196,363	4,661,303	4,857,666	—
Total	$82,850	$34,281	$155,708	$272,839	$19,996,464	$20,269,303	$16,988

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$13,864	$3,061	$5,889	$567
Consumer	380	343	—	—
Premium finance	2,140	77	1,990	45
Real estate – construction and development	280	23	280	23
Real estate – commercial and farmland	9,867	67	11,114	108
Real estate – residential	26,936	2,749	21,102	2,654
	$53,467	$6,320	$40,375	$3,397

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of March 31, 2024 and December 31, 2023. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded 8 or 9 at March 31, 2024 or December 31, 2023.

As of March 31, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$297,252	$779,128	$705,529	$344,701	$80,504	$78,229	$433,576	$2,718,919
6	—	216	1,274	1,656	986	982	10,266	15,380
7	—	1,087	3,976	8,470	726	8,649	1,509	24,417
Total commercial, financial and agricultural	$297,252	$780,431	$710,779	$354,827	$82,216	$87,860	$445,351	$2,758,716
Current-period gross charge offs	—	6,172	5,557	2,662	428	476	—	15,295
Consumer
Risk Grade:
Pass	$19,721	$28,572	$15,117	$4,738	$23,350	$33,590	$106,128	$231,216
6	—	—	5	—	—	23	—	28
7	—	230	185	40	252	557	485	1,749
Total consumer	$19,721	$28,802	$15,307	$4,778	$23,602	$34,170	$106,613	$232,993
Current-period gross charge offs	1	146	71	2	290	383	198	1,091
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$—	$23,584	$—	$23,584
7	—	—	—	—	—	438	—	438
Total indirect automobile	$—	$—	$—	$—	$—	$24,022	$—	$24,022
Current-period gross charge offs	—	—	—	—	—	65	—	65
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$863,383	$863,383
6	—	—	—	—	—	—	27,953	27,953
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$891,336	$891,336
Current-period gross charge offs	—	—	—	—	—	—	—	—
Municipal
Risk Grade:
Pass	$12,903	$9,407	$29,637	$37,933	$170,942	$214,285	$2,460	$477,567
Total municipal	$12,903	$9,407	$29,637	$37,933	$170,942	$214,285	$2,460	$477,567
Current-period gross charge offs	—	—	—	—	—	—	—	—
Premium Finance
Risk Grade:
Pass	$511,184	$473,140	$1,358	$1,158	$—	$—	$—	$986,840
7	30	11,712	144	—	—	—	—	11,886
Total premium finance	$511,214	$484,852	$1,502	$1,158	$—	$—	$—	$998,726
Current-period gross charge offs	7	1,831	168	—	—	—	—	2,006

As of March 31, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$108,222	$408,184	$1,089,607	$467,028	$36,444	$77,819	$75,518	$2,262,822
6	—	—	281	68	—	301	—	650
7	—	80	—	301	—	493	—	874
Total real estate – construction and development	$108,222	$408,264	$1,089,888	$467,397	$36,444	$78,613	$75,518	$2,264,346
Current-period gross charge offs	—	—	—	—	—	—	—	—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$75,366	$460,496	$1,930,487	$2,191,428	$1,085,100	$2,143,332	$96,186	$7,982,395
6	—	1,359	—	3,527	16,579	69,058	—	90,523
7	—	426	17,369	15,895	2,620	22,020	—	58,330
Total real estate – commercial and farmland	$75,366	$462,281	$1,947,856	$2,210,850	$1,104,299	$2,234,410	$96,186	$8,131,248
Current-period gross charge offs	—	—	—	—	—	—	—	—
Real Estate - Residential
Risk Grade:
Pass	$60,319	$694,668	$1,388,718	$1,125,575	$497,316	$628,555	$279,425	$4,674,576
6	—	12	37	71	231	1,355	985	2,691
7	—	9,665	27,429	32,144	26,626	44,994	3,181	144,039
Total real estate - residential	$60,319	$704,345	$1,416,184	$1,157,790	$524,173	$674,904	$283,591	$4,821,306
Current-period gross charge offs	—	—	—	—	—	—	—	—
Total Loans
Risk Grade:
Pass	$1,084,967	$2,853,595	$5,160,453	$4,172,561	$1,893,656	$3,199,394	$1,856,676	$20,221,302
6	—	1,587	1,597	5,322	17,796	71,719	39,204	137,225
7	30	23,200	49,103	56,850	30,224	77,151	5,175	241,733
Total loans	$1,084,997	$2,878,382	$5,211,153	$4,234,733	$1,941,676	$3,348,264	$1,901,055	$20,600,260
Total current-period gross charge offs	8	8,149	5,796	2,664	718	924	198	18,457

As of December 31, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$892,951	$758,471	$384,830	$95,055	$56,447	$41,095	$432,472	$2,661,321
6	—	335	5,722	92	109	451	803	7,512
7	1,512	3,595	3,222	1,140	3,533	5,748	1,346	20,096
Total commercial, financial and agricultural	$894,463	$762,401	$393,774	$96,287	$60,089	$47,294	$434,621	$2,688,929
Consumer
Risk Grade:
Pass	$44,736	$17,661	$5,878	$25,654	$15,838	$20,937	$109,214	$239,918
6	—	5	—	—	—	26	—	31
7	154	181	41	334	197	531	165	1,603
Total consumer	$44,890	$17,847	$5,919	$25,988	$16,035	$21,494	$109,379	$241,552
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$6,086	$27,646	$—	$33,732
7	—	—	—	—	55	470	—	525
Total indirect automobile	$—	$—	$—	$—	$6,141	$28,116	$—	$34,257
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$772,366	$772,366
6	—	—	—	—	—	—	46,362	46,362
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$818,728	$818,728
Municipal
Risk Grade:
Pass	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Total municipal	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Premium Finance
Risk Grade:
Pass	$928,930	$4,038	$1,916	$—	$—	$—	$—	$934,884
7	10,777	901	—	—	—	—	—	11,678
Total premium finance	$939,707	$4,939	$1,916	$—	$—	$—	$—	$946,562

As of December 31, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$457,077	$938,909	$505,254	$58,840	$54,646	$30,042	$81,662	$2,126,430
6	—	—	—	—	—	479	—	479
7	—	266	1,512	—	—	500	—	2,278
Total real estate – construction and development	$457,077	$939,175	$506,766	$58,840	$54,646	$31,021	$81,662	$2,129,187
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$450,315	$1,890,498	$2,133,833	$1,090,735	$765,640	$1,437,323	$100,206	$7,868,550
6	—	17,131	53,329	—	30,200	46,370	—	147,030
7	428	418	15,578	2,660	6,106	18,984	—	44,174
Total real estate – commercial and farmland	$450,743	$1,908,047	$2,202,740	$1,093,395	$801,946	$1,502,677	$100,206	$8,059,754
Real Estate - Residential
Risk Grade:
Pass	$714,684	$1,425,186	$1,148,092	$506,137	$236,147	$423,648	$262,968	$4,716,862
6	13	—	72	201	234	1,411	380	2,311
7	5,057	26,171	28,459	30,566	19,357	25,263	3,620	138,493
Total real estate - residential	$719,754	$1,451,357	$1,176,623	$536,904	$255,738	$450,322	$266,968	$4,857,666
Total Loans
Risk Grade:
Pass	$3,502,909	$5,062,109	$4,228,744	$1,953,577	$1,149,459	$2,188,927	$1,761,006	$19,846,731
6	13	17,471	59,123	293	30,543	48,737	47,545	203,725
7	17,928	31,532	48,812	34,700	29,248	51,496	5,131	218,847
Total loans	$3,520,850	$5,111,112	$4,336,679	$1,988,570	$1,209,250	$2,289,160	$1,813,682	$20,269,303

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

During the three months ended March 31, 2024, the allowance for credit losses increased due to the current economic forecast and organic loan growth during the period. The allowance for credit losses was determined at both March 31, 2024 and December 31, 2023 using the Moody's baseline scenario economic forecast. The current forecast reflects, among other things, an increase in forecast levels of rental vacancies compared with the forecast at December 31, 2023.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2024

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2023	$64,053	$3,902	$50	$1,678	$345	$602
Provision for loan losses	12,147	900	(134)	145	(282)	(431)
Loans charged off	(15,295)	(1,091)	(65)	—	—	(2,006)
Recoveries of loans previously charged off	2,899	192	185	—	—	2,451
Balance, March 31, 2024	$63,804	$3,903	$36	$1,823	$63	$616

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2023	$61,017	$110,097	$65,356	$307,100
Provision for loan losses	11,148	474	1,556	25,523
Loans charged off	—	—	—	(18,457)
Recoveries of loans previously charged off	3	85	42	5,857
Balance, March 31, 2024	$72,168	$110,656	$66,954	$320,023

Three Months Ended March 31, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025
Adjustment to allowance for adoption of ASU 2022-02	(105)	—	—	—	—	—
Provision for loan losses	16,078	323	(219)	(194)	(3)	(93)
Loans charged off	(12,233)	(1,140)	(34)	—	—	(1,421)
Recoveries of loans previously charged off	2,043	297	216	—	—	1,382
Balance, March 31, 2023	$45,238	$4,893	$137	$1,924	$354	$893

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677
Adjustment to allowance for adoption of ASU 2022-02	(37)	(722)	(847)	(1,711)
Provision for loan losses	10,119	20,369	2,996	49,376
Loans charged off	—	—	(128)	(14,956)
Recoveries of loans previously charged off	100	44	190	4,272
Balance, March 31, 2023	$42,841	$87,124	$59,254	$242,658

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended of March 31, 2024, and 2023:

Three Months Ended March 31, 2024
(dollars in thousands)	Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – residential	$3,519	$534	$4,053	0.1%
Total	$3,519	$534	$4,053	—%

Three Months Ended March 31, 2023
(dollars in thousands)	Payment Deferral	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$843	$843	—%
Total	$843	$843	—%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $446,000 and $1.5 million at March 31, 2024 and December 31, 2023, respectively.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024, and 2023:

Three Months Ended March 31, 2024

Term Extension
Loan Type	Financial Effect
Real estate - residential	Maturity dates were extended for a weighted average of 76 months

Interest Rate Reduction

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended 134 months and rate was reduced by 1.50%

Three Months Ended March 31, 2023
Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were reduced approximately 32% for three months before returning to a fully amortizing payment structure thereafter.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of March 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$5,029	$—	$—	$—	$5,029
Real estate – commercial and farmland	5,875	—	—	1,115	6,990
Real estate – residential	$8,547	$648	$235	$1,980	$11,410
Total	$19,451	$648	$235	$3,095	$23,429

As of December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$4,018	$355	$—	$799	$5,172
Real estate – commercial and farmland	6,692	1,129	—	—	7,821
Real estate – residential	$5,113	$711	$442	$1,106	$7,372
Total	$15,823	$2,195	$442	$1,905	$20,365

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended March 31, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty. There were no payment defaults during the three months ended March 31, 2023.

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Real estate – commercial and farmland	$—	$1,115	$—	$1,115
Real estate – residential	2,215	191	456	2,862
Total	$2,215	$1,306	$456	$3,977

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2024	December 31, 2023
FHLB borrowings:
Fixed Rate Advance due January 10, 2024; fixed interest rate of 5.450%	$—	$50,000
Fixed Rate Advance due January 17, 2024; fixed interest rate of 5.460%	—	100,000
Fixed Rate Advance due April 15, 2024; fixed interest rate of 5.440%	50,000	—
Fixed Rate Advance due April 19, 2024; fixed interest rate of 5.470%	25,000	—
Daily Rate Credit due December 11, 2024, variable interest rate of 5.580%	200,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,375	1,378
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	952	954
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,092	1,128

Subordinated notes payable:
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,220 and $1,296, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	104,530	106,704
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $743 and $784, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month LIBOR plus 3.63%	74,743	75,784
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,312 and $1,362, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,688	108,638

Other Debt:
Advance from correspondent bank due November 28, 2024; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.50%	10,000	10,000
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	10,000	10,000
	$631,380	$509,586

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2024, $4.15 billion was available for borrowing on lines with the FHLB.

As of March 31, 2024, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2024, the Bank had $3.45 billion of loans pledged at the Federal Reserve discount window and had $2.63 billion available for borrowing.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The reclassification for gains included in net income is recorded in net gain (loss) on securities in the consolidated statement of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2024
Balance, December 31, 2023	$(35,939)	$(35,939)
Unrealized loss on debt securities available-for-sale, net of tax	(4,020)	(4,020)
Balance, March 31, 2024	$(39,959)	$(39,959)

Three Months Ended March 31, 2023
Balance, December 31, 2022	$(46,507)	$(46,507)
Unrealized gain on debt securities available-for-sale, net of tax	10,926	10,926
Balance, March 31, 2023	$(35,581)	$(35,581)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2024	2023
Average common shares outstanding	68,808,393	69,171,562
Common share equivalents:
Stock options	—	242
Nonvested restricted share grants	126,032	98,033
Performance stock units	79,691	52,827
Average common shares outstanding, assuming dilution	69,014,116	69,322,664

There were no anti-dilutive securities excluded from the computation of earnings per share for the three months ended March 31, 2024. There were 84,487 anti-dilutive securities excluded from the computation of earnings per share for the three months ended March 31, 2023.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	March 31, 2024	December 31, 2023
Mortgage loans held for sale	$363,002	$281,332
SBA loans held for sale	1,330	—
Total loans held for sale	$364,332	$281,332

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

A net loss of $413,000 resulting from changes in fair value of these mortgage loans was recorded in income during the three months ended March 31, 2024. For the three months ended March 31, 2023, a net gain of $5.6 million resulting from changes in fair value of these mortgage loans was recorded in income. A net gain of $6.9 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans was recorded in income during the three months ended March 31, 2024. For the three months ended March 31, 2023, a net loss of $2.9 million resulting from changes in the fair value of the related derivative financial instruments was recorded in income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Aggregate fair value of mortgage loans held for sale	$363,002	$281,332
Aggregate unpaid principal balance of mortgage loans held for sale	355,998	273,915
Past-due loans of 90 days or more	463	781
Nonaccrual loans	463	781
Unpaid principal balance of nonaccrual loans	453	774

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Aggregate fair value of SBA loans held for sale	$1,330	$—
Aggregate unpaid principal balance of SBA loans held for sale	1,203	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2024 and December 31, 2023:

	Recurring Basis Fair Value Measurements
	March 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$701,296	$701,296	$—	$—
U.S. government sponsored agencies	980	—	980	—
State, county and municipal securities	27,004	—	27,004	—
Corporate debt securities	10,014	—	9,054	960
SBA pool securities	78,429	—	78,429	—
Mortgage-backed securities	596,696	—	596,696	—
Loans held for sale	364,332	—	364,332	—
Derivative financial instruments	10,019	—	10,019	—
Mortgage banking derivative instruments	5,752	—	5,752	—
Total recurring assets at fair value	$1,794,522	$701,296	$1,092,266	$960
Financial liabilities:
Derivative financial instruments	$10,142	$—	$10,142	$—
Risk participation agreement	32		32
Mortgage banking derivative instruments	1,030	—	1,030	—
Total recurring liabilities at fair value	$11,204	$—	$11,204	$—

	Recurring Basis Fair Value Measurements
	December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$720,877	$720,877	$—	$—
U.S. government sponsored agencies	985	—	985	—
State, county and municipal securities	28,051	—	28,051	—
Corporate debt securities	10,027	—	9,037	990
SBA pool securities	51,516	—	51,516	—
Mortgage-backed securities	591,488	—	591,488	—
Loans held for sale	281,332	—	281,332	—
Derivative financial instruments	5,937	—	5,937	—
Mortgage banking derivative instruments	3,636	—	3,636	—
Total recurring assets at fair value	$1,693,849	$720,877	$971,982	$990
Financial liabilities:
Derivative financial instruments	$6,203	$—	$6,203	$—
Mortgage banking derivative instruments	5,790	—	5,790	—
Total recurring liabilities at fair value	$11,993	$—	$11,993	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2024 and December 31, 2023:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Collateral-dependent loans	$47,147	$—	$—	$47,147
Other real estate owned	560	—	—	560
Total nonrecurring assets at fair value	$47,707	$—	$—	$47,707

December 31, 2023
Collateral-dependent loans	$36,978	$—	$—	$36,978
Other real estate owned	5,324	—	—	5,324
Total nonrecurring assets at fair value	$42,302	$—	$—	$42,302

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2024 and the year ended December 31, 2023, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2024
Recurring:
Debt securities available-for-sale	$960	Discounted cash flows	Probability of Default	11%	11%
			Loss Given Default	44%	44%
Nonrecurring:
Collateral-dependent loans	$47,147	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	3% - 60%	28%
Other real estate owned	$560	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 27%	23%
December 31, 2023
Recurring:
Debt securities available-for-sale	$990	Discounted cash flows	Probability of Default	11%	11%
			Loss Given Default	42%	42%
Nonrecurring:
Collateral-dependent loans	$36,978	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	11% - 60%	28%
Other real estate owned	$5,324	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 33%	22%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		March 31, 2024
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$235,931	$235,931	$—	$—	$235,931
Federal funds sold and interest-bearing accounts	975,321	975,321	—	—	975,321
Debt securities held-to-maturity	147,022	—	126,581	—	126,581
Loans, net	20,233,090	—	—	19,662,474	19,662,474
Financial liabilities:
Deposits	20,997,390	—	20,945,083	—	20,945,083
Other borrowings	631,380	—	617,432	—	617,432
Subordinated deferrable interest debentures	130,814	—	141,659	—	141,659

		Fair Value Measurements
		December 31, 2023
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$230,470	$230,470	$—	$—	$230,470
Federal funds sold and interest-bearing accounts	936,834	936,834	—	—	936,834
Debt securities held-to-maturity	141,512	—	122,731	—	122,731
Loans, net	19,925,225	—	—	19,332,899	19,332,899
Financial liabilities:
Deposits	20,708,509	—	20,707,463	—	20,707,463
Other borrowings	509,586	—	501,723	—	501,723
Subordinated deferrable interest debentures	130,315	—	141,407	—	141,407

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$3,816,556	$4,412,818
Unused home equity lines of credit	414,894	386,574
Financial standby letters of credit	39,194	37,546
Mortgage interest rate lock commitments	321,262	171,750

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2024 and the year ended December 31, 2023.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$41,558	$52,411
Provision for unfunded commitments	(4,422)	346
Balance at end of period	$37,136	$52,757

Other Commitments

As of March 31, 2024, letters of credit issued by the FHLB totaling $1.0 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

NOTE 9 – SEGMENT REPORTING

The Company has the following four reportable segments: Banking Division, Retail Mortgage Division, Warehouse Lending Division and Premium Finance Division. The Banking Division derives its revenues from the delivery of full-service financial services, including commercial loans, consumer loans and deposit accounts. The Retail Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The Warehouse Lending Division derives its revenues from the origination and servicing of warehouse lines to other businesses that are secured by underlying one-to-four family residential mortgage loans. The Premium Finance Division derives its revenues from the origination and servicing of commercial insurance premium finance loans.

The Banking, Retail Mortgage, Warehouse Lending and Premium Finance Divisions are managed as separate business units because of the different products and services they provide. The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. During the first quarter of 2024, the Company consolidated its former SBA Division into the Banking Division based on the similarity of products and services offered, customers served and materiality of its operating profit. Prior period segment information for the Banking Division was restated to reflect this consolidation.

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$235,122	$55,099	$16,483	$22,748	$329,452
Interest expense	70,654	31,812	10,455	15,143	128,064
Net interest income	164,468	23,287	6,028	7,605	201,388
Provision for credit losses	19,127	2,332	145	(499)	21,105
Noninterest income	26,363	38,765	740	10	65,878
Noninterest expense
Salaries and employee benefits	58,916	21,073	888	2,053	82,930
Occupancy and equipment	11,753	1,049	7	76	12,885
Data processing and communications expenses	13,184	1,366	25	79	14,654
Other expenses	24,447	12,530	237	1,028	38,242
Total noninterest expense	108,300	36,018	1,157	3,236	148,711
Income before income tax expense	63,404	23,702	5,466	4,878	97,450
Income tax expense	16,028	4,978	1,148	984	23,138
Net income	$47,376	$18,724	$4,318	$3,894	$74,312

Total assets	$18,553,964	$4,971,058	$897,460	$1,232,963	$25,655,445
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	78,275	—	—	5,252	83,527

	Three Months Ended March 31, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$212,590	$48,589	$16,614	$17,923	$295,716
Interest expense	35,305	28,562	10,914	9,283	84,064
Net interest income	177,285	20,027	5,700	8,640	211,652
Provision for credit losses	47,036	2,853	(194)	34	49,729
Noninterest income	24,503	31,058	480	9	56,050
Noninterest expense
Salaries and employee benefits	57,751	20,160	802	2,197	80,910
Occupancy and equipment	11,643	1,283	1	59	12,986
Data processing and communications expenses	11,834	1,069	46	85	13,034
Other expenses	19,445	11,747	202	1,097	32,491
Total noninterest expense	100,673	34,259	1,051	3,438	139,421
Income before income tax expense	54,079	13,973	5,323	5,177	78,552
Income tax expense	13,029	2,934	1,118	1,050	18,131
Net income	$41,050	$11,039	$4,205	$4,127	$60,421

Total assets	$19,142,989	$4,879,135	$936,169	$1,130,091	$26,088,384
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	93,285	—	—	8,203	101,488

Net income	$47,376	$18,724	$4,318	$—	$3,894	$74,312

Net income	$41,050	$11,039	$4,205	$—	$4,127	$60,421

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Customer Related Derivative Positions

The Company enters into interest rate derivative contracts to facilitate the risk management strategies of certain clients. The Company mitigates this risk largely by entering into equal and offsetting interest rate derivative agreements with highly rated counterparties. The interest rate contracts are free-standing derivatives and are recorded at fair value on the Company's consolidated balance sheets. The credit risk to these clients is evaluated and included in the calculation of fair value. Fair value changes including credit-related adjustments are recorded as a component of other noninterest income.

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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$850,965	$10,019	$10,142	$736,188	$5,937	$6,203
Risk participation agreement	26,163	—	32	26,163	—	65
Mortgage derivatives - interest rate lock commitments	321,262	5,752	—	171,750	3,636	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	856,672	—	1,030	663,015	—	5,790
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client swaps and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three months ended March 31, 2024 and 2023.

		Three Months Ended March 31,
(dollars in thousands)	Location	2024	2023
Interest rate contracts(1)	Other noninterest income	$143	$(326)
Risk participation agreement	Other noninterest income	33	—
Interest rate lock commitments	Mortgage banking activity	2,116	5,013
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	4,760	(7,876)
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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	March 31, 2024	December 31, 2023
Loan Servicing Rights
Residential mortgage	$171,968	$171,915
SBA	2,301	2,737
Total loan servicing rights	$174,269	$174,652

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

During the three-month period ended March 31, 2024, the Company recorded servicing fee income of $17.2 million. During the three-month period ended March 31, 2023, the Company recorded servicing fee income of $14.2 million. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing rights	2024	2023
Beginning carrying value, net	$171,915	$147,014
Additions	5,456	7,730
Amortization	(5,403)	(4,758)
Ending carrying value, net	$171,968	$149,986

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	March 31, 2024	December 31, 2023
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$12,640,061	$12,454,454
Composition of residential loans serviced for others:
FHLMC	17.50%	17.54%
FNMA	50.48%	50.51%
GNMA	32.02%	31.95%
Total	100.00%	100.00%
Weighted average term (months)	355	355
Weighted average age (months)	29	27
Modeled prepayment speed	8.41%	8.56%
Decline in fair value due to a 10% adverse change	(5,424)	(4,492)
Decline in fair value due to a 20% adverse change	(11,079)	(9,444)
Weighted average discount rate	10.73%	10.98%
Decline in fair value due to a 10% adverse change	(6,742)	(5,110)
Decline in fair value due to a 20% adverse change	(13,926)	(11,181)

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

During the three-month period ended March 31, 2024, the Company recorded servicing fee income of $592,000. During the three-month period ended March 31, 2023, the Company recorded servicing fee income of $752,000. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended March 31,
SBA servicing rights	2024	2023
Beginning carrying value, net	$2,737	$3,443
Additions	19	44
Amortization	(455)	(321)
Ending carrying value, net	$2,301	$3,166

(dollars in thousands)	March 31, 2024	December 31, 2023
SBA servicing rights
Unpaid principal balance of loans serviced for others	$252,465	$271,164
Weighted average life (in years)	3.18	3.31
Modeled prepayment speed	21.62%	20.83%
Decline in fair value due to a 10% adverse change	(170)	(171)
Decline in fair value due to a 20% adverse change	(324)	(327)
Weighted average discount rate	13.00%	14.70%
Decline in fair value due to a 100 basis point adverse change	(66)	(69)
Decline in fair value due to a 200 basis point adverse change	(128)	(135)

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2024, as compared with December 31, 2023, and operating results for the three-month periods ended March 31, 2024 and 2023. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2023 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $74.3 million, or $1.08 per diluted share, for the quarter ended March 31, 2024, compared with $60.4 million, or $0.87 per diluted share, for the same period in 2023. The Company’s return on average assets and average shareholders’ equity were 1.18% and 8.63%, respectively, in the first quarter of 2024, compared with 0.98% and 7.54%, respectively, in the first quarter of 2023. During the first quarter of 2024, the Company recorded pre-tax gain on bank owned life insurance (BOLI) proceeds of $998,000 and pre-tax FDIC special assessment of $2.9 million. During the first quarter of 2023, the Company recorded a pre-tax gain on BOLI proceeds of $486,000. Excluding these adjustment items, the Company’s net income would have been $75.6 million, or $1.10 per diluted share, for the first quarter of 2024 and $59.9 million, or $0.86 per diluted share, for the first quarter of 2023.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Net income	$74,312	$60,421
Adjustment items:
Gain on BOLI proceeds	(998)	(486)
FDIC special assessment	2,909	—
Tax effect of adjustment items (Note 1)	(611)	—
After tax adjustment items	1,300	(486)
Adjusted net income	$75,612	$59,935

Weighted average common shares outstanding - diluted	69,014,116	69,322,664
Net income per diluted share	$1.08	$0.87
Adjusted net income per diluted share	$1.10	$0.86

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the first quarter of 2024 and 2023, respectively:

	Three Months Ended March 31, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$235,122	$55,099	$16,483	$22,748	$329,452
Interest expense	70,654	31,812	10,455	15,143	128,064
Net interest income	164,468	23,287	6,028	7,605	201,388
Provision for credit losses	19,127	2,332	145	(499)	21,105
Noninterest income	26,363	38,765	740	10	65,878
Noninterest expense
Salaries and employee benefits	58,916	21,073	888	2,053	82,930
Occupancy and equipment	11,753	1,049	7	76	12,885
Data processing and communications expenses	13,184	1,366	25	79	14,654
Other expenses	24,447	12,530	237	1,028	38,242
Total noninterest expense	108,300	36,018	1,157	3,236	148,711
Income before income tax expense	63,404	23,702	5,466	4,878	97,450
Income tax expense	16,028	4,978	1,148	984	23,138
Net income	$47,376	$18,724	$4,318	$3,894	$74,312

	Three Months Ended March 31, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$212,590	$48,589	$16,614	$17,923	$295,716
Interest expense	35,305	28,562	10,914	9,283	84,064
Net interest income	177,285	20,027	5,700	8,640	211,652
Provision for credit losses	47,036	2,853	(194)	34	49,729
Noninterest income	24,503	31,058	480	9	56,050
Noninterest expense
Salaries and employee benefits	57,751	20,160	802	2,197	80,910
Occupancy and equipment	11,643	1,283	1	59	12,986
Data processing and communications expenses	11,834	1,069	46	85	13,034
Other expenses	19,445	11,747	202	1,097	32,491
Total noninterest expense	100,673	34,259	1,051	3,438	139,421
Income before income tax expense	54,079	13,973	5,323	5,177	78,552
Income tax expense	13,029	2,934	1,118	1,050	18,131
Net income	$41,050	$11,039	$4,205	$4,127	$60,421

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2024 and 2023. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended March 31,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$923,845	$12,637	5.50%	$859,614	$9,113	4.30%
Investment securities - taxable	1,599,705	13,092	3.29%	1,717,448	14,300	3.38%
Investment securities - nontaxable	41,287	418	4.07%	43,052	429	4.04%
Loans held for sale	323,351	5,348	6.65%	490,295	7,007	5.80%
Loans	20,320,678	298,907	5.92%	19,820,749	265,802	5.44%
Total interest-earning assets	23,208,866	330,402	5.73%	22,931,158	296,651	5.25%
Noninterest-earning assets	2,086,222			2,184,769
Total assets	$25,295,088			$25,115,927

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,829,977	$20,574	2.16%	$4,145,991	$15,033	1.47%
MMDA	5,952,389	53,953	3.65%	4,994,195	27,809	2.26%
Savings accounts	795,887	986	0.50%	1,005,614	1,288	0.52%
Retail CDs	2,378,678	24,576	4.16%	1,612,325	7,629	1.92%
Brokered CDs	1,381,382	18,085	5.27%	125,133	1,423	4.61%
Total interest-bearing deposits	14,338,313	118,174	3.31%	11,883,258	53,182	1.82%
Non-deposit funding
FHLB advances	219,589	2,578	4.72%	1,968,811	22,448	4.62%
Other borrowings	308,210	3,879	5.06%	361,445	5,349	6.00%
Subordinated deferrable interest debentures	130,551	3,433	10.58%	128,557	3,085	9.73%
Total non-deposit funding	658,350	9,890	6.04%	2,458,813	30,882	5.09%
Total interest-bearing liabilities	14,996,663	128,064	3.43%	14,342,071	84,064	2.38%
Demand deposits	6,403,300			7,136,373
Other liabilities	432,254			387,194
Shareholders’ equity	3,462,871			3,250,289
Total liabilities and shareholders’ equity	$25,295,088			$25,115,927
Interest rate spread			2.30%			2.87%
Net interest income		$202,338			$212,587
Net interest margin			3.51%			3.76%

On a tax-equivalent basis, net interest income for the first quarter of 2024 was $202.3 million, a decrease of $10.2 million, or 4.8%, compared with $212.6 million reported in the same quarter in 2023. The decrease in net interest income is primarily a result of increased cost of funds as market interest rates have risen, partially offset by growth in average earning assets and related rates. Average interest-earning assets increased $277.7 million, or 1.2%, from $22.93 billion in the first quarter of 2023 to $23.21 billion for the first quarter of 2024. This growth in interest-earning assets resulted primarily from organic loan growth, partially offset by paydowns on the securities portfolio. The Company’s net interest margin during the first quarter of 2024 was 3.51%, down 25 basis points from 3.76% reported in the first quarter of 2023. Loan production amounted to $3.9 billion during the first quarter of 2024, with weighted average yields of 7.70%, compared with $3.9 billion and 6.88%, respectively, during the first quarter of 2023.

Total interest income, on a tax-equivalent basis, increased to $330.4 million during the first quarter of 2024, compared with $296.7 million in the same quarter of 2023.  Yields on earning assets increased to 5.73% during the first quarter of 2024, compared with 5.25% reported in the first quarter of 2023. During the first quarter of 2024, loans comprised 88.9% of average earning assets, compared with 88.6% in the same quarter of 2023. Yields on loans increased to 5.92% in the first quarter of 2024, compared with 5.44% in the same period of 2023.

The yield on interest-bearing deposits increased from 1.82% in the first quarter of 2023 to 3.31% in the first quarter of 2024. The yield on total interest-bearing liabilities increased from 2.38% in the first quarter of 2023 to 3.43% in the first quarter of 2024. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 2.41% in the first quarter of 2024, compared with 1.59% during the first quarter of 2023. Deposit costs increased from 1.13% in the first quarter of 2023 to 2.29% in the first quarter of 2024. Non-deposit funding costs increased from 5.09% in the first quarter of 2023 to 6.04% in the first quarter of 2024.

Provision for Credit Losses

The Company’s provision for credit losses during the first quarter of 2024 amounted to $21.1 million, compared with $49.7 million in the first quarter of 2023. This increase was attributable to the updated economic forecast and organic loan growth. The provision for credit losses for the first quarter of 2024 was comprised of $25.5 million related to loans, negative $4.4 million related to unfunded commitments and $4,000 related to other credit losses, compared with $49.4 million related to loans, $346,000 related to unfunded commitments and $7,000 related to other credit losses for the first quarter of 2023. Non-performing assets as a percentage of total assets increased two basis points to 0.71% at March 31, 2024, compared with 0.69% at December 31, 2023. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $13.6 million, partially offset by decreases in other real estate owned and accruing loans delinquent 90 days or more of $4.0 million and $1.2 million, respectively. The Company recognized net charge-offs on loans during the first quarter of 2024 of approximately $12.6 million, or 0.25% of average loans on an annualized basis, compared with net charge-offs of approximately $10.7 million, or 0.22%, in the first quarter of 2023. The Company’s total allowance for credit losses on loans at March 31, 2024 was $320.0 million, or 1.55% of total loans, compared with $307.1 million, or 1.52% of total loans, at December 31, 2023. This increase is primarily attributable to updated forecast economic conditions.

Noninterest Income

Total noninterest income for the first quarter of 2024 was $65.9 million, an increase of $9.8 million, or 17.5%, from the $56.1 million reported in the first quarter of 2023.  Income from mortgage banking activities was $39.4 million in the first quarter of 2024, an increase of $8.0 million, or 25.6%, from $31.4 million in the first quarter of 2023. Total production in the first quarter of 2024 amounted to $910.2 million, compared with $946.4 million in the same quarter of 2023, while spread (gain on sale) increased to 2.49% in the current quarter, compared with 1.96% in the same quarter of 2023. The retail mortgage open pipeline finished the first quarter of 2024 at $606.7 million, compared with $400.1 million at December 31, 2023 and $725.9 million at the end of the first quarter of 2023.

Service charges on deposit accounts increased $823,000, or 7.5%, to $11.8 million in the first quarter of 2024, compared with $10.9 million in the first quarter of 2023. Other noninterest income increased $749,000, or 5.9%, to $13.5 million for the first quarter of 2024, compared with $12.7 million during the first quarter of 2023. The increase in other noninterest income was primarily attributable to increased BOLI income, gain on BOLI proceeds, merchant fee income and equipment finance fee income of $367,000, $512,000, $235,000 and $171,000, respectively, partially offset by a decline in customer swap related income of $867,000.

Noninterest Expense

Total noninterest expense for the first quarter of 2024 increased $9.3 million, or 6.7%, to $148.7 million, compared with $139.4 million in the same quarter 2023. Salaries and employee benefits increased $2.0 million, or 2.5%, from $80.9 million in the first quarter of 2023 to $82.9 million in the first quarter of 2024, due primarily to a decrease in deferred origination costs of $974,000 and an increase in share-based compensation of $937,000. Occupancy and equipment expenses decreased $101,000, or 0.8%, to $12.9 million for the first quarter of 2024, compared with $13.0 million in the first quarter of 2023. Data processing and communications expenses increased $1.6 million, or 12.4%, to $14.7 million in the first quarter of 2024, compared with $13.0 million in the first quarter of 2023. Advertising and marketing expense was $2.5 million in the first quarter of 2024, compared with $3.5 million in the first quarter of 2023. This decrease was primarily related to a marketing campaign begun in the second quarter of 2022 which was narrowed in 2024. Amortization of intangible assets decreased $284,000, or 6.0%, from $4.7 million in the first quarter of 2023 to $4.4 million in the first quarter of 2024. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses increased $1.1 million, or 13.3%, from $8.3 million in the first quarter of 2023 to $9.4 million in the first quarter of 2024, primarily attributable to additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $5.9 million, or 37.9%, from $15.5 million in the first quarter of 2023 to $21.4 million in the first quarter of 2024, due primarily to $2.9 million related to the FDIC special assessment and an increase of $3.0 million in tax and license expense.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the first quarter of 2024, the Company reported income tax expense of $23.1 million, compared with $18.1 million in the same period of 2023. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 23.7% and 23.1%, respectively.

Financial Condition as of March 31, 2024

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

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at March 31, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2024, management determined that $73,000 was attributable to credit impairment and, accordingly, an allowance for credit losses was established. The remaining $50.1 million in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$712,985	$701,296	$732,636	$720,877
U.S. government-sponsored agencies	1,020	980	1,023	985
State, county and municipal securities	28,136	27,004	28,986	28,051
Corporate debt securities	10,946	10,014	10,946	10,027
SBA pool securities	80,164	78,429	53,033	51,516
Mortgage-backed securities	631,284	596,696	621,013	591,488
Total debt securities available-for-sale	$1,464,535	$1,414,419	$1,447,637	$1,402,944

Securities held-to-maturity
State, county and municipal securities	$33,668	$27,977	$31,905	$26,854
Mortgage-backed securities	113,354	98,604	109,607	95,877
Total debt securities held-to-maturity	$147,022	$126,581	$141,512	$122,731

The amounts of securities available-for-sale and held-to-maturity in each category as of March 31, 2024 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$302,878	3.91%	$—	—%	$1,489	3.46%
After one year through five years	398,418	2.59	980	2.16	18,121	4.00
After five years through ten years	—	—	—	—	7,394	3.94
After ten years	—	—	—	—	—	—
	$701,296	3.15%	$980	2.16%	$27,004	3.95%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$963	2.33%	$3,101	2.30%
After one year through five years	8,666	6.77	3,107	2.18	288,516	3.19
After five years through ten years	—	—	64,956	5.64	81,739	2.89
After ten years	1,348	8.61	9,403	3.24	223,340	3.59
	$10,014	7.09%	$78,429	5.15%	$596,696	3.29%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	11,095	1.36
After five years through ten years	—	—	70,386	2.73
After ten years	33,668	3.95	31,873	2.66
	$33,668	3.95%	$113,354	2.57%
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

Loans and Allowance for Credit Losses

At March 31, 2024, gross loans outstanding (including loans and loans held for sale) were $20.96 billion, up $414.0 million from $20.55 billion reported at December 31, 2023. Loans increased $331.0 million, or 1.6%, from $20.27 billion at December 31, 2023 to $20.60 billion at March 31, 2024, driven by organic growth. Loans held for sale increased from $281.3 million at December 31, 2023 to $364.3 million at March 31, 2024 primarily in our mortgage division.

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

At the end of the first quarter of 2024, the ACL on loans totaled $320.0 million, or 1.55% of loans, compared with $307.1 million, or 1.52% of loans, at December 31, 2023. Our nonaccrual loans increased from $151.1 million at December 31, 2023 to $164.7 million at March 31, 2024. For the first three months of 2024, our net charge off ratio as a percentage of average loans increased to 0.25%, compared with 0.22% for the first three months of 2023. The total provision for credit losses for the first three months of 2024 was $21.1 million, decreasing from a provision of $49.7 million recorded for the first three months of 2023. Our ratio of total nonperforming assets to total assets was up two basis points from 0.69% at December 31, 2023 to 0.71% at March 31, 2024.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance of allowance for credit losses on loans at beginning of period	$307,100	$205,677
Adjustment to allowance for adoption of ASU 2022-02	—	(1,711)
Provision charged to operating expense	25,523	49,376
Charge-offs:
Commercial, financial and agricultural	15,295	12,233
Consumer	1,091	1,140
Indirect automobile	65	34
Premium finance	2,006	1,421
Real estate – residential	—	128
Total charge-offs	18,457	14,956

Recoveries:
Commercial, financial and agricultural	2,899	2,043
Consumer	192	297
Indirect automobile	185	216
Premium finance	2,451	1,382
Real estate – construction and development	3	100
Real estate – commercial and farmland	85	44
Real estate – residential	42	190
Total recoveries	5,857	4,272
Net charge-offs	12,600	10,684
Balance of allowance for credit losses on loans at end of period	$320,023	$242,658

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Allowance for credit losses on loans at end of period	$320,023	$242,658
Net charge-offs for the period	12,600	10,684
Loan balances:
End of period	20,600,260	19,997,871
Average for the period	20,320,678	19,820,749
Net charge-offs as a percentage of average loans (annualized)	0.25%	0.22%
Allowance for credit losses on loans as a percentage of end of period loans	1.55%	1.21%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial, financial and agricultural	$2,758,716	$2,688,929
Consumer	232,993	241,552
Indirect automobile	24,022	34,257
Mortgage warehouse	891,336	818,728
Municipal	477,567	492,668
Premium finance	998,726	946,562
Real estate – construction and development	2,264,346	2,129,187
Real estate – commercial and farmland	8,131,248	8,059,754
Real estate – residential	4,821,306	4,857,666
	$20,600,260	$20,269,303

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

Nonaccrual loans totaled $164.7 million at March 31, 2024, an increase of $13.6 million, or 9.0%, from $151.1 million at December 31, 2023. Accruing loans delinquent 90 days or more totaled $15.8 million at March 31, 2024, a decrease of $1.2 million, or 6.9%, compared with $17.0 million at December 31, 2023. At March 31, 2024, OREO totaled $2.2 million, a decrease of $4.0 million, or 65.2%, compared with $6.2 million at December 31, 2023. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2024, total non-performing assets as a percent of total assets was up two basis points from 0.69% at December 31, 2023 to 0.71% at March 31, 2024.

Non-performing assets at March 31, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans(1)	$164,686	$151,117
Accruing loans delinquent 90 days or more	15,811	16,988
Repossessed assets	29	17
Other real estate owned	2,158	6,199
Total non-performing assets	$182,684	$174,321

(1) Included in nonaccrual loans were $84.2 million and $90.2 million of serviced GNMA-guaranteed nonaccrual loans at March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2024 and December 31, 2023. The loan categories and concentrations below are based on Federal Reserve Call codes:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$2,264,346	11%	$2,129,187	11%
Multi-family loans	1,037,067	5%	927,970	5%
Nonfarm non-residential loans (excluding owner-occupied)	5,039,439	24%	5,057,253	25%
Total CRE Loans (excluding owner-occupied)	8,340,852	40%	8,114,410	40%
All other loan types	12,259,408	60%	12,154,893	60%
Total Loans	$20,600,260	100%	$20,269,303	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of March 31, 2024 and December 31, 2023:

	Internal Limit	Actual
		March 31, 2024	December 31, 2023
Construction and development loans	100%	76%	74%
Total CRE loans (excluding owner-occupied)	300%	281%	282%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $5.8 million and $3.6 million at March 31, 2024 and December 31, 2023, respectively, and a liability of $1.0 million and $5.8 million at March 31, 2024 and December 31, 2023, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $10.0 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively, and a liability of $10.1 million and $6.2 million at March 31, 2024 and December 31, 2023, respectively.

Deposits

Total deposits at the Company increased $288.9 million, or 1.4%, to $21.00 billion at March 31, 2024, compared with $20.71 billion at December 31, 2023. Noninterest-bearing deposits increased $46.7 million, or 0.7%, and interest-bearing deposits increased $242.2 million, or 1.7%, during the first three months of 2024. At March 31, 2024, the Company had approximately $1.24 billion in short-term brokered CDs, compared with $1.14 billion at December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had estimated uninsured deposits of $9.08 billion and $9.13 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $2.93 billion, or 32.2%, of the uninsured deposits at March 31, 2024 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 26, 2023. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2024.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2024, an aggregate of $5.3 million, or 131,574 shares of the Company's common stock, had been repurchased under the program's October 26, 2023 renewal, which also included the replenishment of the program to $100.0 million.

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

As of March 31, 2024, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	10.15%	9.93%
Ameris Bank	11.00%	10.69%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	11.36%	11.23%
Ameris Bank	12.30%	12.09%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.36%	11.23%
Ameris Bank	12.30%	12.09%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	14.55%	14.45%
Ameris Bank	13.90%	13.69%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2024 and December 31, 2023, the net carrying value of the

Company’s other borrowings was $631.4 million and $509.6 million, respectively. At March 31, 2024, the Company had availability with the FHLB and FRB Discount Window of $4.15 billion and $2.63 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment securities available-for-sale to total deposits	6.74%	6.77%	6.92%	7.14%	7.52%
Loans (net of unearned income) to total deposits	98.11%	97.88%	98.11%	100.14%	100.50%
Interest-earning assets to total assets	91.91%	91.67%	91.67%	91.51%	91.71%
Interest-bearing deposits to total deposits	68.86%	68.65%	68.00%	67.19%	61.60%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2024 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also had forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $5.8 million and $3.6 million at March 31, 2024 and December 31, 2023, respectively, and a liability of $1.0 million and $5.8 million at March 31, 2024 and December 31, 2023, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $10.0 million and $5.9 million at March 31, 2024 and December 31, 2023, respectively, and a liability of $10.1 million and $6.2 million at March 31, 2024 and December 31, 2023, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing April 1, 2024. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	(4.6)%	6.6%
300	(1.2)%	6.9%
200	1.1%	6.1%
100	0.9%	3.3%
(100)	(1.0)%	(3.8)%
(200)	(2.3)%	(8.0)%
(300)	(3.7)%	(12.5)%
(400)	(5.0)%	(16.9)%

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

During the quarter ended March 31, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings can be found in Part I - "Financial Information, Item 1. Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8 – Commitments and Contingencies" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2024 through January 31, 2024	—	$—	—	$96,763,673
February 1, 2024 through February 29, 2024	83,198	$46.84	23,174	$95,656,070
March 1, 2024 through March 31, 2024	22,000	$45.30	22,000	$94,659,440
Total	105,198	$46.51	45,174	$94,659,440

(1)The shares purchased in February 1, 2024 to February 29, 2024 include 60,024 shares of common stock surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock and performance stock units.
(2)On September 19, 2019, the Company announced that its board of directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 26, 2023. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2024. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2024, an aggregate of $5.3 million, or 131,574 shares of the Company's common stock, had been repurchased under the program's October 26, 2023 renewal, which also included the replenishment of the program to $100.0 million.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated: May 9, 2024	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)