Form 10-Q
period 2024-06-30
Ameris Bancorp
filed 2024-08-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	001-13901

AMERIS BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1456434
(State of incorporation)	(IRS Employer ID No.)

3490 Piedmont Rd N.E., Suite 1550
Atlanta	Georgia	30305
(Address of principal executive offices)

(404)	639-6500
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1 per share	ABCB	New York Stock Exchange

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

 There were 69,067,019 shares of Common Stock outstanding as of August 2, 2024.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash and due from banks	$257,297	$230,470
Interest-bearing deposits in banks	1,104,897	936,834
Cash and cash equivalents	1,362,194	1,167,304

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $68 and $69	1,531,047	1,402,944
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $128,298 and $122,731)	148,538	141,512
Other investments	96,613	71,794
Loans held for sale, at fair value	570,180	281,332

Loans, net of unearned income	20,992,603	20,269,303
Allowance for credit losses	(336,218)	(307,100)
Loans, net	20,656,385	19,962,203

Other real estate owned, net	2,213	6,199
Premises and equipment, net	213,255	216,435
Goodwill	1,015,646	1,015,646
Other intangible assets, net	79,120	87,949
Cash value of bank owned life insurance	376,458	395,778
Other assets	469,079	454,603
Total assets	$26,520,728	$25,203,699

Liabilities
Deposits:
Noninterest-bearing	$6,649,220	$6,491,639
Interest-bearing	14,794,923	14,216,870
Total deposits	21,444,143	20,708,509
Other borrowings	946,413	509,586
Subordinated deferrable interest debentures	131,312	130,315
Other liabilities	432,246	428,542
Total liabilities	22,954,114	21,776,952

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,697,209 and 72,516,079 shares issued, respectively	72,697	72,516
Capital surplus	1,950,846	1,945,385
Retained earnings	1,684,218	1,539,957
Accumulated other comprehensive loss, net of tax	(38,020)	(35,939)
Treasury stock, at cost, 3,630,636 and 3,462,738 shares, respectively	(103,127)	(95,172)
Total shareholders’ equity	3,566,614	3,426,747
Total liabilities and shareholders’ equity	$26,520,728	$25,203,699

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$317,664	$292,012	$621,057	$563,976
Interest on taxable securities	16,948	15,915	30,040	30,215
Interest on nontaxable securities	335	339	665	678
Interest on deposits in other banks and federal funds sold	12,376	13,686	25,013	22,799
Total interest income	347,323	321,952	676,775	617,668

Interest expense
Interest on deposits	121,245	88,087	239,419	141,269
Interest on other borrowings	14,157	24,325	24,047	55,207
Total interest expense	135,402	112,412	263,466	196,476

Net interest income	211,921	209,540	413,309	421,192
Provision for loan losses	25,348	43,643	50,871	93,019
Provision for unfunded commitments	(6,570)	1,873	(10,992)	2,219
Provision for other credit losses	(5)	—	(1)	7
Provision for credit losses	18,773	45,516	39,878	95,245
Net interest income after provision for credit losses	193,148	164,024	373,431	325,947

Noninterest income
Service charges on deposit accounts	12,672	11,295	24,431	22,231
Mortgage banking activity	46,399	40,742	85,829	72,134
Other service charges, commissions and fees	1,211	975	2,413	1,946
Net gain (loss) on securities	12,335	(6)	12,328	—
Other noninterest income	16,094	14,343	29,588	27,088
Total noninterest income	88,711	67,349	154,589	123,399

Noninterest expense
Salaries and employee benefits	88,201	81,336	171,131	162,246
Occupancy and equipment	12,559	12,522	25,444	25,508
Data processing and communications expenses	15,193	13,451	29,847	26,485
Credit resolution-related expenses	840	848	1,326	1,283
Advertising and marketing	3,571	2,627	6,116	6,159
Amortization of intangible assets	4,407	4,688	8,829	9,394
Loan servicing expense	9,792	8,771	19,231	17,102
Other noninterest expenses	20,794	24,160	42,144	39,647
Total noninterest expense	155,357	148,403	304,068	287,824

Income before income tax expense	126,502	82,970	223,952	161,522
Income tax expense	35,717	20,335	58,855	38,466
Net income	90,785	62,635	165,097	123,056

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $682, $(5,118), $(717) and $(1,399)	1,939	(15,037)	(2,081)	(4,111)
Total other comprehensive income (loss)	1,939	(15,037)	(2,081)	(4,111)
Comprehensive income	$92,724	$47,598	$163,016	$118,945

Basic earnings per common share	$1.32	$0.91	$2.40	$1.78
Diluted earnings per common share	$1.32	$0.91	$2.39	$1.78
Weighted average common shares outstanding
Basic	68,824,150	68,989,549	68,818,618	69,084,746
Diluted	69,013,834	69,034,762	69,010,010	69,191,512
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2024	72,683,199	$72,683	$1,948,352	$1,603,832	$(39,959)	3,567,936	$(100,170)	$3,484,738
Issuance of restricted shares	22,013	22	(22)	—	—	—	—	—
Forfeitures of restricted shares	(8,003)	(8)	(173)	—	—	—	—	(181)
Share-based compensation	—	—	2,689	—	—	—	—	2,689
Purchase of treasury shares	—	—	—	—	—	62,700	(2,957)	(2,957)
Net income	—	—	—	90,785	—	—	—	90,785
Dividends on common shares ($0.15 per share)	—	—	—	(10,399)	—	—	—	(10,399)
Other comprehensive income during the period	—	—	—	—	1,939	—	—	1,939
Balance, June 30, 2024	72,697,209	$72,697	$1,950,846	$1,684,218	$(38,020)	3,630,636	$(103,127)	$3,566,614

	Six Months Ended June 30, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747
Issuance of restricted shares	125,832	126	(126)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	63,301	63	(63)	—	—	—	—	—
Forfeitures of restricted shares	(8,003)	(8)	(173)	—	—	—	—	(181)
Share-based compensation	—	—	5,823	—	—	—	—	5,823
Purchase of treasury shares	—	—	—	—	—	167,898	(7,955)	(7,955)
Net income	—	—	—	165,097	—	—	—	165,097
Dividends on common shares ($0.30 per share)	—	—	—	(20,836)	—	—	—	(20,836)
Other comprehensive loss during the period	—	—	—	—	(2,081)	—	—	(2,081)
Balance, June 30, 2024	72,697,209	$72,697	$1,950,846	$1,684,218	$(38,020)	3,630,636	$(103,127)	$3,566,614

	Three Months Ended June 30, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2023	72,484,210	$72,484	$1,937,664	$1,362,512	$(35,581)	3,110,347	$(83,884)	$3,253,195
Issuance of restricted shares	30,420	31	(31)	—	—	—	—	—
Share-based compensation	—	—	2,232	—	—	—	—	2,232
Purchase of treasury shares	—	—	—	—	—	264,500	(7,990)	(7,990)
Net income	—	—	—	62,635	—	—	—	62,635
Dividends on common shares ($0.15 per share)	—	—	—	(10,405)	—	—	—	(10,405)
Other comprehensive loss during the period	—	—	—	—	(15,037)	—	—	(15,037)
Balance, June 30, 2023	72,514,630	$72,515	$1,939,865	$1,414,742	$(50,618)	3,374,847	$(91,874)	$3,284,630

	Six Months Ended June 30, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of restricted shares	131,930	132	(132)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	102,973	103	(103)	—	—	—	—	—
Proceeds from exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	4,429	—	—	—	—	4,429
Purchase of treasury shares	—	—	—	—	—	480,170	(17,048)	(17,048)
Net income	—	—	—	123,056	—	—	—	123,056
Dividends on common shares ($0.30 per share)	—	—	—	(20,849)	—	—	—	(20,849)
Cumulative effect of change in accounting for credit losses	—	—	—	1,277	—	—	—	1,277
Other comprehensive loss during the period	—	—	—	—	(4,111)	—	—	(4,111)
Balance, June 30, 2023	72,514,630	$72,515	$1,939,865	$1,414,742	$(50,618)	3,374,847	$(91,874)	$3,284,630

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$165,097	$123,056
Adjustments reconciling net income to net cash (used in) provided by operating activities:
Depreciation	9,640	9,409
Net losses on sale or disposal of premises and equipment	9	74
Provision for credit losses	39,878	95,245
Net write-downs and (gains) losses on sale of other real estate owned	(25)	37
Share-based compensation expense	5,642	4,429
Amortization of intangible assets	8,829	9,394
Amortization of operating lease right of use assets	5,037	5,672
Provision for deferred taxes	(10,652)	(10,507)
Net accretion of debt securities available-for-sale	(2,276)	(2,834)
Net accretion of debt securities held-to-maturity	(87)	(88)
Net amortization of other investments	571	753
Net (gain) loss on securities	(12,328)	—
Net amortization (accretion) of fair value marks on purchased loans	648	(464)
Net amortization on other borrowings	137	703
Amortization of subordinated deferrable interest debentures	997	997
Originations of mortgage loans held for sale	(2,115,354)	(1,839,990)
Payments received on mortgage loans held for sale	7,220	8,629
Proceeds from sales of mortgage loans held for sale	1,834,290	1,826,177
Net gains on mortgage loans held for sale	(22,359)	(819)
Originations of SBA loans	(5,364)	(22,506)
Proceeds from sales of SBA loans	5,096	24,972
Net gains on sale of SBA loans	(435)	(1,231)
Increase in cash surrender value of bank owned life insurance	(4,727)	(4,482)
Gain on bank owned life insurance proceeds	(1,464)	(486)
Gain on sale of mortgage servicing rights	(4,713)	—
Gain on debt redemption	(169)	(1,027)
Change attributable to other operating activities	18,380	(949)
Net cash (used in) provided by operating activities	(78,482)	224,164

Investing Activities
Purchases of debt securities available-for-sale	(239,657)	—
Purchases of debt securities held-to-maturity	(8,857)	(8,543)
Proceeds from maturities and paydowns of debt securities available-for-sale	109,314	37,021
Proceeds from maturities and paydowns of debt securities held-to-maturity	1,918	982
Net (increase) decrease in other investments	(13,062)	583
Net increase in loans	(754,421)	(653,613)
Purchases of premises and equipment	(6,712)	(7,881)
Proceeds from sale of premises and equipment	243	19
Proceeds from sales of other real estate owned	7,240	1,955
Proceeds from sale of mortgage servicing rights	30,969	—
Proceeds from bank owned life insurance	2,576	1,890
Net cash used in investing activities	(870,449)	(627,587)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Financing Activities
Net increase in deposits	$735,634	$980,387
Proceeds from other borrowings	3,353,000	10,625,000
Repayment of other borrowings	(2,916,141)	(10,963,423)
Proceeds from exercise of stock options	—	476
Dividends paid - common stock	(20,821)	(20,971)
Purchase of treasury shares	(7,851)	(17,048)
Net cash provided by financing activities	1,143,821	604,421

Net increase in cash and cash equivalents	194,890	200,998
Cash and cash equivalents at beginning of period	1,167,304	1,118,132
Cash and cash equivalents at end of period	$1,362,194	$1,319,130

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$268,051	$182,077
Income taxes	56,060	62,186
Loans transferred to other real estate owned	3,229	7,319
Loans transferred from loans held for sale to loans held for investment	8,058	5,374
Right-of-use assets obtained in exchange for new operating lease liabilities	2,376	2,022
Change in unrealized loss on securities available-for-sale, net of tax	(2,081)	(4,111)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2024

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2024, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
U.S. Treasuries	$765,274	$—	$142	$(10,204)	$755,212
U.S. government-sponsored agencies	1,016	—	—	(35)	981
State, county and municipal securities	27,848	—	—	(1,288)	26,560
Corporate debt securities	10,946	(68)	—	(877)	10,001
SBA pool securities	77,850	—	2	(1,587)	76,265
Mortgage-backed securities	695,603	—	605	(34,180)	662,028
Total debt securities available-for-sale	$1,578,537	$(68)	$749	$(48,171)	$1,531,047

December 31, 2023
U.S. Treasuries	$732,636	$—	$34	$(11,793)	$720,877
U.S. government-sponsored agencies	1,023	—	—	(38)	985
State, county and municipal securities	28,986	—	9	(944)	28,051
Corporate debt securities	10,946	(69)	—	(850)	10,027
SBA pool securities	53,033	—	2	(1,519)	51,516
Mortgage-backed securities	621,013	—	67	(29,592)	591,488
Total debt securities available-for-sale	$1,447,637	$(69)	$112	$(44,736)	$1,402,944

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
State, county and municipal securities	$33,664	$—	$(5,784)	$27,880
Mortgage-backed securities	114,874	41	(14,497)	100,418
Total debt securities held-to-maturity	$148,538	$41	$(20,281)	$128,298

December 31, 2023
State, county and municipal securities	$31,905	$—	$(5,051)	$26,854
Mortgage-backed securities	109,607	—	(13,730)	95,877
Total debt securities held-to-maturity	$141,512	$—	$(18,781)	$122,731

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of June 30, 2024, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$540,310	$534,603	$—	$—
Due from one year to five years	259,375	253,938	—	—
Due from five to ten years	71,452	70,068	—	—
Due after ten years	11,797	10,410	33,664	27,880
Mortgage-backed securities	695,603	662,028	114,874	100,418
	$1,578,537	$1,531,047	$148,538	$128,298

Securities with a carrying value of approximately $452.4 million and $532.6 million at June 30, 2024 and December 31, 2023, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2024
U.S. Treasuries	$28,673	$(354)	$656,429	$(9,850)	$685,102	$(10,204)
U.S. government-sponsored agencies	—	—	981	(35)	981	(35)
State, county and municipal securities	5,930	(31)	19,545	(1,257)	25,475	(1,288)
Corporate debt securities	499	(1)	8,502	(876)	9,001	(877)
SBA pool securities	57,303	(68)	18,815	(1,519)	76,118	(1,587)
Mortgage-backed securities	60,096	(433)	504,072	(33,747)	564,168	(34,180)
Total debt securities available-for-sale	$152,501	$(887)	$1,208,344	$(47,284)	$1,360,845	$(48,171)

December 31, 2023
U.S. Treasuries	$159,667	$(827)	$537,313	$(10,966)	$696,980	$(11,793)
U.S. government sponsored agencies	—	—	985	(38)	985	(38)
State, county and municipal securities	1,923	—	19,754	(944)	21,677	(944)
Corporate debt securities	500	—	8,527	(850)	9,027	(850)
SBA pool securities	42	—	21,267	(1,519)	21,309	(1,519)
Mortgage-backed securities	126	—	566,707	(29,592)	566,833	(29,592)
Total debt securities available-for-sale	$162,258	$(827)	$1,154,553	$(43,909)	$1,316,811	$(44,736)

As of June 30, 2024, the Company’s available-for-sale security portfolio consisted of 410 securities, 394 of which were in an unrealized loss position. At June 30, 2024, the Company held 303 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At June 30, 2024, the Company held 33 U.S. Small Business Administration (“SBA”) pool securities, 25 state, county and municipal securities, seven corporate securities, one U.S. government-sponsored agency security, and 25 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2024
State, county and municipal securities	$1,714	$(45)	$26,166	$(5,739)	$27,880	$(5,784)
Mortgage-backed securities	2,528	(8)	88,019	(14,489)	90,547	(14,497)
Total debt securities held-to-maturity	$4,242	$(53)	$114,185	$(20,228)	$118,427	$(20,281)

December 31, 2023
State, county and municipal securities	$—	$—	$26,854	$(5,051)	$26,854	$(5,051)
Mortgage-backed securities	13,612	(227)	82,265	(13,503)	95,877	(13,730)
Total debt securities held-to-maturity	$13,612	$(227)	$109,119	$(18,554)	$122,731	$(18,781)

As of June 30, 2024, the Company’s held-to-maturity security portfolio consisted of 32 securities, 30 of which were in an unrealized loss position. At June 30, 2024, the Company held 22 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At June 30, 2024 and December 31, 2023, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2024, management determined that $68,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $48.2 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for credit losses	2024	2023	2024	2023
Beginning balance	$73	$82	$69	$75
Provision for other credit losses	(5)	—	(1)	7
Ending balance	$68	$82	$68	$82

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Unrealized holding gains (losses) on equity securities	$3,957	$(6)	$3,950	$—
Net realized gains on sales of other investments	8,378	—	8,378	—
Net gain (loss) on securities	$12,335	$(6)	$12,328	$—

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial, financial and agricultural	$2,860,973	$2,688,929
Consumer	217,787	241,552
Indirect automobile	16,335	34,257
Mortgage warehouse	1,070,921	818,728
Municipal	454,967	492,668
Premium finance	1,151,261	946,562
Real estate – construction and development	2,336,987	2,129,187
Real estate – commercial and farmland	8,103,634	8,059,754
Real estate – residential	4,779,738	4,857,666
	$20,992,603	$20,269,303

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $80.0 million and $79.2 million and at June 30, 2024 and December 31, 2023, respectively. The Company had no recorded allowance for credit losses related to accrued interest on loans at both June 30, 2024 and December 31, 2023.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial, financial and agricultural	$14,896	$8,059
Consumer	675	1,153
Indirect automobile	218	299
Real estate – construction and development	3,248	282
Real estate – commercial and farmland	17,900	11,295
Real estate – residential(1)	142,461	130,029
	$179,398	$151,117
(1) Included in real estate - residential were $93.5 million and $90.2 million of serviced GNMA-guaranteed nonaccrual loans at June 30, 2024 and December 31, 2023, respectively.

Interest income recognized on nonaccrual loans during the six months ended June 30, 2024 and 2023 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial, financial and agricultural	$685	$2,049
Real estate – construction and development	3,000	—
Real estate – commercial and farmland	1,238	9,109
Real estate – residential	83,515	75,419
	$88,438	$86,577

The following table presents an analysis of past-due loans as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2024
Commercial, financial and agricultural	$9,531	$6,182	$8,425	$24,138	$2,836,835	$2,860,973	$4,160
Consumer	1,251	552	225	2,028	215,759	217,787	—
Indirect automobile	70	15	63	148	16,187	16,335	—
Mortgage warehouse	—	—	—	—	1,070,921	1,070,921	—
Municipal	—	—	—	—	454,967	454,967	—
Premium finance	8,773	8,158	11,415	28,346	1,122,915	1,151,261	11,416
Real estate – construction and development	562	337	3,565	4,464	2,332,523	2,336,987	—
Real estate – commercial and farmland	3,989	1,999	5,975	11,963	8,091,671	8,103,634	333
Real estate – residential	58,123	15,248	139,729	213,100	4,566,638	4,779,738	—
Total	$82,299	$32,491	$169,397	$284,187	$20,708,416	$20,992,603	$15,909

December 31, 2023
Commercial, financial and agricultural	$11,023	$5,439	$9,733	$26,195	$2,662,734	$2,688,929	$5,310
Consumer	2,155	1,037	498	3,690	237,862	241,552	—
Indirect automobile	153	17	78	248	34,009	34,257	—
Mortgage warehouse	—	—	—	—	818,728	818,728	—
Municipal	—	—	—	—	492,668	492,668	—
Premium finance	12,379	6,832	11,678	30,889	915,673	946,562	11,678
Real estate – construction and development	2,094	—	282	2,376	2,126,811	2,129,187	—
Real estate – commercial and farmland	5,070	1,656	6,352	13,078	8,046,676	8,059,754	—
Real estate – residential	49,976	19,300	127,087	196,363	4,661,303	4,857,666	—
Total	$82,850	$34,281	$155,708	$272,839	$19,996,464	$20,269,303	$16,988

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$11,736	$2,696	$5,889	$567
Premium finance	1,832	136	1,990	45
Real estate – construction and development	3,000	—	280	23
Real estate – commercial and farmland	16,614	728	11,114	108
Real estate – residential	26,493	3,093	21,102	2,654
	$59,675	$6,653	$40,375	$3,397

Credit Quality Indicators

The Company uses a five category risk grading system to assign a risk grade to each loan in the portfolio. The following is a description of the general characteristics of the grades:

Pass – These loans range from minimal to acceptable credit risk to the Company based on factors including creditworthiness of the borrower, current performance and nature of the collateral.

Other Assets Especially Mentioned ("Special Mention") – This grade includes loans that exhibit potential weaknesses that deserve management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of June 30, 2024 and December 31, 2023. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at June 30, 2024 or December 31, 2023.

As of June 30, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$534,839	$729,004	$631,819	$307,287	$93,751	$65,315	$459,680	$2,821,695
Special mention	—	30	1,298	1,456	1,182	3,409	2,640	10,015
Substandard	84	1,910	3,392	9,882	546	5,591	7,858	29,263
Total commercial, financial and agricultural	$534,923	$730,944	$636,509	$318,625	$95,479	$74,315	$470,178	$2,860,973
Current-period gross charge offs	—	11,545	10,486	4,196	1,007	600	—	27,834
Consumer
Risk Grade:
Pass	$31,494	$25,079	$12,646	$3,856	$21,129	$31,061	$91,257	$216,522
Special mention	—	—	20	—	6	53	—	79
Substandard	33	239	99	34	177	544	60	1,186
Total consumer	$31,527	$25,318	$12,765	$3,890	$21,312	$31,658	$91,317	$217,787
Current-period gross charge offs	35	387	141	18	547	691	198	2,017
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$—	$16,002	$—	$16,002
Special mention	—	—	—	—	—	29	—	29
Substandard	—	—	—	—	—	304	—	304
Total indirect automobile	$—	$—	$—	$—	$—	$16,335	$—	$16,335
Current-period gross charge offs	—	—	—	—	—	104	—	104
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,070,471	$1,070,471
Special mention	—	—	—	—	—	—	450	450
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,070,921	$1,070,921
Current-period gross charge offs	—	—	—	—	—	—	—	—
Municipal
Risk Grade:
Pass	$20,042	$9,167	$31,822	$37,541	$146,128	$207,646	$2,621	$454,967
Total municipal	$20,042	$9,167	$31,822	$37,541	$146,128	$207,646	$2,621	$454,967
Current-period gross charge offs	—	—	—	—	—	—	—	—
Premium Finance
Risk Grade:
Pass	$980,449	$158,296	$649	$451	$—	$—	$—	$1,139,845
Substandard	3,705	7,699	12	—	—	—	—	11,416
Total premium finance	$984,154	$165,995	$661	$451	$—	$—	$—	$1,151,261
Current-period gross charge offs	380	4,183	245	—	—	—	—	4,808

As of June 30, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$280,290	$338,310	$1,065,404	$432,596	$35,092	$94,589	$83,578	$2,329,859
Special mention	1,454	1,226	2,931	67	—	290	—	5,968
Substandard	—	79	16	532	—	533	—	1,160
Total real estate – construction and development	$281,744	$339,615	$1,068,351	$433,195	$35,092	$95,412	$83,578	$2,336,987
Current-period gross charge offs	—	—	—	—	—	—	—	—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$89,702	$466,153	$2,081,414	$2,133,812	$1,072,326	$2,010,066	$95,168	$7,948,641
Special mention	—	1,359	56	3,502	14,839	76,168	—	95,924
Substandard	—	1,173	17,189	16,438	3,931	20,338	—	59,069
Total real estate – commercial and farmland	$89,702	$468,685	$2,098,659	$2,153,752	$1,091,096	$2,106,572	$95,168	$8,103,634
Current-period gross charge offs	—	513	—	—	—	—	—	513
Real Estate - Residential
Risk Grade:
Pass	$126,638	$673,422	$1,352,544	$1,098,997	$483,248	$612,181	$278,384	$4,625,414
Special mention	—	12	—	69	162	1,586	1,183	3,012
Substandard	198	16,256	32,774	32,128	26,564	39,705	3,687	151,312
Total real estate - residential	$126,836	$689,690	$1,385,318	$1,131,194	$509,974	$653,472	$283,254	$4,779,738
Current-period gross charge offs	—	—	21	—	—	5	—	26
Total Loans
Risk Grade:
Pass	$2,063,454	$2,399,431	$5,176,298	$4,014,540	$1,851,674	$3,036,860	$2,081,159	$20,623,416
Special mention	1,454	2,627	4,305	5,094	16,189	81,535	4,273	115,477
Substandard	4,020	27,356	53,482	59,014	31,218	67,015	11,605	253,710
Total loans	$2,068,928	$2,429,414	$5,234,085	$4,078,648	$1,899,081	$3,185,410	$2,097,037	$20,992,603
Total current-period gross charge offs	415	16,628	10,893	4,214	1,554	1,400	198	35,302

As of December 31, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$892,951	$758,471	$384,830	$95,055	$56,447	$41,095	$432,472	$2,661,321
Special mention	—	335	5,722	92	109	451	803	7,512
Substandard	1,512	3,595	3,222	1,140	3,533	5,748	1,346	20,096
Total commercial, financial and agricultural	$894,463	$762,401	$393,774	$96,287	$60,089	$47,294	$434,621	$2,688,929
Consumer
Risk Grade:
Pass	$44,736	$17,661	$5,878	$25,654	$15,838	$20,937	$109,214	$239,918
Special mention	—	5	—	—	—	26	—	31
Substandard	154	181	41	334	197	531	165	1,603
Total consumer	$44,890	$17,847	$5,919	$25,988	$16,035	$21,494	$109,379	$241,552
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$6,086	$27,646	$—	$33,732
Substandard	—	—	—	—	55	470	—	525
Total indirect automobile	$—	$—	$—	$—	$6,141	$28,116	$—	$34,257
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$772,366	$772,366
Special mention	—	—	—	—	—	—	46,362	46,362
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$818,728	$818,728
Municipal
Risk Grade:
Pass	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Total municipal	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Premium Finance
Risk Grade:
Pass	$928,930	$4,038	$1,916	$—	$—	$—	$—	$934,884
Substandard	10,777	901	—	—	—	—	—	11,678
Total premium finance	$939,707	$4,939	$1,916	$—	$—	$—	$—	$946,562

As of December 31, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$457,077	$938,909	$505,254	$58,840	$54,646	$30,042	$81,662	$2,126,430
Special mention	—	—	—	—	—	479	—	479
Substandard	—	266	1,512	—	—	500	—	2,278
Total real estate – construction and development	$457,077	$939,175	$506,766	$58,840	$54,646	$31,021	$81,662	$2,129,187
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$450,315	$1,890,498	$2,133,833	$1,090,735	$765,640	$1,437,323	$100,206	$7,868,550
Special mention	—	17,131	53,329	—	30,200	46,370	—	147,030
Substandard	428	418	15,578	2,660	6,106	18,984	—	44,174
Total real estate – commercial and farmland	$450,743	$1,908,047	$2,202,740	$1,093,395	$801,946	$1,502,677	$100,206	$8,059,754
Real Estate - Residential
Risk Grade:
Pass	$714,684	$1,425,186	$1,148,092	$506,137	$236,147	$423,648	$262,968	$4,716,862
Special mention	13	—	72	201	234	1,411	380	2,311
Substandard	5,057	26,171	28,459	30,566	19,357	25,263	3,620	138,493
Total real estate - residential	$719,754	$1,451,357	$1,176,623	$536,904	$255,738	$450,322	$266,968	$4,857,666
Total Loans
Risk Grade:
Pass	$3,502,909	$5,062,109	$4,228,744	$1,953,577	$1,149,459	$2,188,927	$1,761,006	$19,846,731
Special mention	13	17,471	59,123	293	30,543	48,737	47,545	203,725
Substandard	17,928	31,532	48,812	34,700	29,248	51,496	5,131	218,847
Total loans	$3,520,850	$5,111,112	$4,336,679	$1,988,570	$1,209,250	$2,289,160	$1,813,682	$20,269,303

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

During the six months ended June 30, 2024, the allowance for credit losses increased due to the current economic forecast and organic loan growth during the period. The allowance for credit losses was determined at June 30, 2024 using a weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario was weighted at 75% and the downside 75th percentile S-2 scenario was weighted at 25%. The allowance for credit losses was determined at December 31, 2023 solely using the Moody's baseline scenario economic forecast. The current forecast reflects, among other things, an increase in forecast levels of multifamily rental vacancies and unemployment, partially offset by a decrease in the severity of commercial real estate price index decline compared with the forecast at December 31, 2023.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2024

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2024	$63,804	$3,903	$36	$1,823	$63	$616
Provision for loan losses	10,869	263	(149)	319	(3)	594
Loans charged off	(12,539)	(926)	(39)	—	—	(2,802)
Recoveries of loans previously charged off	4,408	211	180	—	—	2,294
Balance, June 30, 2024	$66,542	$3,451	$28	$2,142	$60	$702

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2024	$72,168	$110,656	$66,954	$320,023
Provision for loan losses	5,269	11,311	(3,125)	25,348
Loans charged off	—	(513)	(26)	(16,845)
Recoveries of loans previously charged off	45	509	45	7,692
Balance, June 30, 2024	$77,482	$121,963	$63,848	$336,218

Six Months Ended June 30, 2024

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2023	$64,053	$3,902	$50	$1,678	$345	$602
Provision for loan losses	23,016	1,163	(283)	464	(285)	163
Loans charged off	(27,834)	(2,017)	(104)	—	—	(4,808)
Recoveries of loans previously charged off	7,307	403	365	—	—	4,745
Balance, June 30, 2024	$66,542	$3,451	$28	$2,142	$60	$702

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2023	$61,017	$110,097	$65,356	$307,100
Provision for loan losses	16,417	11,785	(1,569)	50,871
Loans charged off	—	(513)	(26)	(35,302)
Recoveries of loans previously charged off	48	594	87	13,549
Balance, June 30, 2024	$77,482	$121,963	$63,848	$336,218

Three Months Ended June 30, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, March 31, 2023	$45,238	$4,893	$137	$1,924	$354	$893
Provision for loan losses	15,322	1,513	(199)	411	3	51
Loans charged off	(13,316)	(2,052)	(65)	—	—	(1,848)
Recoveries of loans previously charged off	3,545	194	225	—	—	1,680
Balance, June 30, 2023	$50,789	$4,548	$98	$2,335	$357	$776

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2023	$42,841	$87,124	$59,254	$242,658
Provision for loan losses	11,276	12,275	2,991	43,643
Loans charged off	—	(3,320)	(69)	(20,670)
Recoveries of loans previously charged off	472	61	263	6,440
Balance, June 30, 2023	$54,589	$96,140	$62,439	$272,071

Six Months Ended June 30, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer Installment	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025
Adjustment to allowance for adoption of ASU 2022-02	(105)	—	—	—	—	—
Provision for loan losses	31,400	1,836	(418)	217	—	(42)
Loans charged off	(25,549)	(3,192)	(99)	—	—	(3,269)
Recoveries of loans previously charged off	5,588	491	441	—	—	3,062
Balance, June 30, 2023	$50,789	$4,548	$98	$2,335	$357	$776

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677
Adjustment to allowance for adoption of ASU 2022-02	(37)	(722)	(847)	(1,711)
Provision for loan losses	21,395	32,644	5,987	93,019
Loans charged off	—	(3,320)	(197)	(35,626)
Recoveries of loans previously charged off	572	105	453	10,712
Balance, June 30, 2023	$54,589	$96,140	$62,439	$272,071

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three and six months ended June 30, 2024, and 2023:

Three Months Ended June 30, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$625	$—	$—	$—	$625	—%
Real estate – residential	—	2,567	503	808	3,878	0.1%
Total	$625	$2,567	$503	$808	$4,503	—%

Six Months Ended June 30, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$625	$—	$—	$—	$625	—%
Real estate – residential	—	6,093	503	1,341	7,937	0.2%
Total	$625	$6,093	$503	$1,341	$8,562	—%

Three Months Ended June 30, 2023
(dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$380	$1,997	$2,377	0.1%
Real estate – construction and development	—	286	286	—%
Real estate – commercial and farmland	—	1,206	1,206	—%
Total	$380	$3,489	$3,869	—%

Six Months Ended June 30, 2023
(dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$1,207	$1,997	$3,204	0.1%
Real estate – construction and development	—	286	286	—%
Real estate – commercial and farmland	—	1,206	1,206	—%
Total	$1,207	$3,489	$4,696	—%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $1.5 million at both June 30, 2024 and December 31, 2023.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2024, and 2023:

Six Months Ended June 30, 2024

Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were deferred for 16 months.

Term Extension
Loan Type	Financial Effect
Real estate - residential	Maturity dates were extended for a weighted average of 81 months

Interest Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Rate was reduced by 1.625%

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended for a weighted average 112 months and rate was reduced by a weighted average 2.86%

Six Months Ended June 30, 2023
Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were reduced approximately 32% for three months before returning to a fully amortizing payment structure thereafter.
Commercial, financial and agricultural	Payments were reduced approximately 73% for four months before requiring full repayment.

Term Extension
Loan Type	Financial Effect
Commercial, financial and agricultural	Maturity dates were extended for an average of 10.5 months.
Real estate – construction and development	Maturity date was extended for 11 months.
Real estate – commercial and farmland	Maturity dates were extended for an average of 10.5 months.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of June 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$3,667	$—	$—	$—	$3,667
Real estate – commercial and farmland	3,462	—	—	—	3,462
Real estate – residential	10,463	1,711	1,036	1,259	14,469
Total	$17,592	$1,711	$1,036	$1,259	$21,598

As of December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$4,018	$355	$—	$799	$5,172
Real estate – commercial and farmland	6,692	1,129	—	—	7,821
Real estate – residential	5,113	711	442	1,106	7,372
Total	$15,823	$2,195	$442	$1,905	$20,365

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended June 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination of Term Extension and Rate Reduction	Total
Real estate – residential	$3,337	$456	$3,793
Total	$3,337	$456	$3,793

The following table provides the amortized cost basis of financing receivables that had a payment default during the six months ended June 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination of Term Extension and Rate Reduction	Total
Real estate – residential	$3,337	$456	$3,793
Total	$3,337	$456	$3,793

The following table provides the amortized cost basis of financing receivables that had a payment default during both the three and six months ended June 30, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Total
Commercial, financial and agricultural	$497	$497
Real estate – commercial and farmland	500	500
Total	$997	$997

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2024	December 31, 2023
FHLB borrowings:
Fixed Rate Advance due January 10, 2024; fixed interest rate of 5.450%	$—	$50,000
Fixed Rate Advance due January 17, 2024; fixed interest rate of 5.460%	—	100,000
Fixed Rate Advance due July 1, 2024; fixed interest rate of 5.470%	50,000	—
Fixed Rate Advance due July 22, 2024; fixed interest rate of 5.490%	50,000	—
Fixed Rate Advance due July 29, 2024; fixed interest rate of 5.480%	100,000	—
Fixed Rate Advance due July 29, 2024; fixed interest rate of 5.450%	100,000	—
Fixed Rate Advance due August 27, 2024; fixed interest rate of 5.470%	100,000	—
Daily Rate Credit due December 11, 2024, variable interest rate of 5.570%	200,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,372	1,378
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	950	954
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,056	1,128

Subordinated notes payable:
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,166 and $1,296, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	104,584	106,704
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $713 and $784, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month SOFR plus 3.63%	74,713	75,784
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,262 and $1,362, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,738	108,638

Other Debt:
Advance from correspondent bank due November 28, 2024; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.50%	—	10,000
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	10,000	10,000
	$946,413	$509,586

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2024, $3.88 billion was available for borrowing on lines with the FHLB.

As of June 30, 2024, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $127.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2024, the Bank had $3.34 billion of loans pledged at the Federal Reserve discount window and had $2.61 billion available for borrowing.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The reclassification for gains (losses) on sale of securities included in net income is recorded in net gain (loss) on securities in the consolidated statement of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2024
Balance, March 31, 2024	$(39,959)
Unrealized gain on debt securities available-for-sale, net of tax	1,939
Balance, June 30, 2024	$(38,020)

Three Months Ended June 30, 2023
Balance, March 31, 2023	$(35,581)
Unrealized loss on debt securities available-for-sale, net of tax	(15,037)
Balance, June 30, 2023	$(50,618)

Six Months Ended June 30, 2024
Balance, December 31, 2023	$(35,939)
Unrealized loss on debt securities available-for-sale, net of tax	(2,081)
Balance, June 30, 2024	$(38,020)

Six Months Ended June 30, 2023
Balance, December 31, 2022	$(46,507)
Unrealized loss on debt securities available-for-sale, net of tax	(4,111)
Balance, June 30, 2023	$(50,618)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average common shares outstanding	68,824,150	68,989,549	68,818,618	69,084,746
Common share equivalents:
Stock options	—	—	—	85
Nonvested restricted share grants	89,755	—	101,647	57,055
Performance stock units	99,929	45,213	89,745	49,626
Average common shares outstanding, assuming dilution	69,013,834	69,034,762	69,010,010	69,191,512

There were no anti-dilutive securities excluded from the computation of earnings per share for the three and six months ended June 30, 2024. There were 345,576 and 84,487 anti-dilutive securities excluded from the computation of earnings per share for the three and six months ended June 30, 2023, respectively.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	June 30, 2024	December 31, 2023
Mortgage loans held for sale	$569,477	$281,332
SBA loans held for sale	703	—
Total loans held for sale	$570,180	$281,332

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

Net gains of $2.8 million and $2.4 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and six months ended June 30, 2024, respectively. A net loss of $3.3 million and a net gain of $2.3 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and six months ended June 30, 2023, respectively. Net gains of $534,000 and $7.4 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, net gains of $7.9 million and $5.1 million, respectively, resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Aggregate fair value of mortgage loans held for sale	$569,477	$281,332
Aggregate unpaid principal balance of mortgage loans held for sale	559,626	273,915
Past-due loans of 90 days or more	—	781
Nonaccrual loans	—	781
Unpaid principal balance of nonaccrual loans	—	774

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Aggregate fair value of SBA loans held for sale	$703	$—
Aggregate unpaid principal balance of SBA loans held for sale	627	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2024 and December 31, 2023:

	Recurring Basis Fair Value Measurements
	June 30, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$755,212	$755,212	$—	$—
U.S. government sponsored agencies	981	—	981	—
State, county and municipal securities	26,560	—	26,560	—
Corporate debt securities	10,001	—	9,056	945
SBA pool securities	76,265	—	76,265	—
Mortgage-backed securities	662,028	—	662,028	—
Loans held for sale	570,180	—	570,180	—
Derivative financial instruments	10,327	—	10,327	—
Mortgage banking derivative instruments	5,255	—	5,255	—
Total recurring assets at fair value	$2,116,809	$755,212	$1,360,652	$945
Financial liabilities:
Derivative financial instruments	$10,406	$—	$10,406	$—
Risk participation agreement	24		24
Total recurring liabilities at fair value	$10,430	$—	$10,430	$—

	Recurring Basis Fair Value Measurements
	December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$720,877	$720,877	$—	$—
U.S. government sponsored agencies	985	—	985	—
State, county and municipal securities	28,051	—	28,051	—
Corporate debt securities	10,027	—	9,037	990
SBA pool securities	51,516	—	51,516	—
Mortgage-backed securities	591,488	—	591,488	—
Loans held for sale	281,332	—	281,332	—
Derivative financial instruments	5,937	—	5,937	—
Mortgage banking derivative instruments	3,636	—	3,636	—
Total recurring assets at fair value	$1,693,849	$720,877	$971,982	$990
Financial liabilities:
Derivative financial instruments	$6,203	$—	$6,203	$—
Mortgage banking derivative instruments	5,790	—	5,790	—
Total recurring liabilities at fair value	$11,993	$—	$11,993	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2024 and December 31, 2023:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Collateral-dependent loans	$53,022	$—	$—	$53,022
Other real estate owned	1,201	—	—	1,201
Total nonrecurring assets at fair value	$54,223	$—	$—	$54,223

December 31, 2023
Collateral-dependent loans	$36,978	$—	$—	$36,978
Other real estate owned	5,324	—	—	5,324
Total nonrecurring assets at fair value	$42,302	$—	$—	$42,302

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2024 and the year ended December 31, 2023, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2024
Recurring:
Debt securities available-for-sale	$945	Discounted cash flows	Probability of Default	11%	11%
			Loss Given Default	43%	43%
Nonrecurring:
Collateral-dependent loans	$53,022	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 60%	29%
Other real estate owned	$1,201	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 32%	17%
December 31, 2023
Recurring:
Debt securities available-for-sale	$990	Discounted cash flows	Probability of Default	11%	11%
			Loss Given Default	42%	42%
Nonrecurring:
Collateral-dependent loans	$36,978	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	11% - 60%	28%
Other real estate owned	$5,324	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 33%	22%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		June 30, 2024
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$257,297	$257,297	$—	$—	$257,297
Interest-bearing deposits in banks	1,104,897	1,104,897	—	—	1,104,897
Debt securities held-to-maturity	148,538	—	128,298	—	128,298
Loans, net	20,603,363	—	—	20,064,808	20,064,808
Financial liabilities:
Deposits	21,444,143	—	21,446,565	—	21,446,565
Other borrowings	946,413	—	936,511	—	936,511
Subordinated deferrable interest debentures	131,312	—	142,058	—	142,058

		Fair Value Measurements
		December 31, 2023
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$230,470	$230,470	$—	$—	$230,470
Interest-bearing deposits in banks	936,834	936,834	—	—	936,834
Debt securities held-to-maturity	141,512	—	122,731	—	122,731
Loans, net	19,925,225	—	—	19,332,899	19,332,899
Financial liabilities:
Deposits	20,708,509	—	20,707,463	—	20,707,463
Other borrowings	509,586	—	501,723	—	501,723
Subordinated deferrable interest debentures	130,315	—	141,407	—	141,407

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$3,492,618	$4,412,818
Unused home equity lines of credit	435,621	386,574
Financial standby letters of credit	43,324	37,546
Mortgage interest rate lock commitments	331,498	171,750

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2024 and the year ended December 31, 2023.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$37,136	$52,757	$41,558	$52,411
Provision for unfunded commitments	(6,570)	1,873	(10,992)	2,219
Balance at end of period	$30,566	$54,630	$30,566	$54,630

Other Commitments

As of June 30, 2024, letters of credit issued by the FHLB totaling $1.0 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$243,857	$59,001	$19,380	$25,085	$347,323
Interest expense	70,320	35,259	13,088	16,735	135,402
Net interest income	173,537	23,742	6,292	8,350	211,921
Provision for credit losses	20,888	(2,882)	359	408	18,773
Noninterest income	37,527	50,145	1,028	11	88,711
Noninterest expense
Salaries and employee benefits	59,923	25,254	1,124	1,900	88,201
Occupancy and equipment	11,474	1,008	7	70	12,559
Data processing and communications expenses	13,756	1,276	59	102	15,193
Other expenses	24,614	13,397	298	1,095	39,404
Total noninterest expense	109,767	40,935	1,488	3,167	155,357
Income before income tax expense	80,409	35,834	5,473	4,786	126,502
Income tax expense	26,090	7,525	1,149	953	35,717
Net income	$54,319	$28,309	$4,324	$3,833	$90,785

Total assets	$18,933,072	$5,100,837	$1,089,263	$1,397,556	$26,520,728
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	74,605	—	—	4,515	79,120

	Three Months Ended June 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$230,199	$52,867	$18,960	$19,926	$321,952
Interest expense	56,427	31,450	12,794	11,741	112,412
Net interest income	173,772	21,417	6,166	8,185	209,540
Provision for credit losses	41,255	3,278	411	572	45,516
Noninterest income	26,128	39,808	1,404	9	67,349
Noninterest expense
Salaries and employee benefits	56,512	21,930	772	2,122	81,336
Occupancy and equipment	11,215	1,224	—	83	12,522
Data processing and communications expenses	11,944	1,397	44	66	13,451
Other expenses	27,976	11,859	223	1,036	41,094
Total noninterest expense	107,647	36,410	1,039	3,307	148,403
Income before income tax expense	50,998	21,537	6,120	4,315	82,970
Income tax expense	13,658	4,523	1,285	869	20,335
Net income	$37,340	$17,014	$4,835	$3,446	$62,635

Total assets	$18,532,088	$4,921,354	$1,152,690	$1,194,486	$25,800,618
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	89,335	—	—	7,465	96,800

	Six Months Ended June 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$478,979	$114,100	$35,863	$47,833	$676,775
Interest expense	140,974	67,071	23,543	31,878	263,466
Net interest income	338,005	47,029	12,320	15,955	413,309
Provision for credit losses	40,015	(550)	504	(91)	39,878
Noninterest income	63,890	88,910	1,768	21	154,589
Noninterest expense
Salaries and employee benefits	118,839	46,327	2,012	3,953	171,131
Occupancy and equipment	23,227	2,057	14	146	25,444
Data processing and communications expenses	26,940	2,642	84	181	29,847
Other expenses	49,061	25,927	535	2,123	77,646
Total noninterest expense	218,067	76,953	2,645	6,403	304,068
Income before income tax expense	143,813	59,536	10,939	9,664	223,952
Income tax expense	42,118	12,503	2,297	1,937	58,855
Net income	$101,695	$47,033	$8,642	$7,727	$165,097

	Six Months Ended June 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$442,789	$101,456	$35,574	$37,849	$617,668
Interest expense	91,732	60,012	23,708	21,024	196,476
Net interest income	351,057	41,444	11,866	16,825	421,192
Provision for credit losses	88,291	6,131	217	606	95,245
Noninterest income	50,631	70,866	1,884	18	123,399
Noninterest expense
Salaries and employee benefits	114,263	42,090	1,574	4,319	162,246
Occupancy and equipment	22,858	2,507	1	142	25,508
Data processing and communications expenses	23,778	2,466	90	151	26,485
Other expenses	47,421	23,606	425	2,133	73,585
Total noninterest expense	208,320	70,669	2,090	6,745	287,824
Income before income tax expense	105,077	35,510	11,443	9,492	161,522
Income tax expense	26,687	7,457	2,403	1,919	38,466
Net income	$78,390	$28,053	$9,040	$7,573	$123,056

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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$826,717	$10,327	$10,406	$736,188	$5,937	$6,203
Risk participation agreement	26,163	—	24	26,163	—	65
Mortgage derivatives - interest rate lock commitments	331,498	4,803	—	171,750	3,636	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	973,024	452	—	663,015	—	5,790
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client swaps and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three and six months ended June 30, 2024 and 2023.

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2024	2023	2024	2023
Interest rate contracts(1)	Other noninterest income	$44	$105	$187	$(221)
Risk participation agreement	Other noninterest income	8	—	41	—
Interest rate lock commitments	Mortgage banking activity	(948)	(2,973)	1,168	2,040
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	1,482	10,919	6,242	3,043
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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	June 30, 2024	December 31, 2023
Loan Servicing Rights
Residential mortgage	$145,306	$171,915
SBA	2,156	2,737
Total loan servicing rights	$147,462	$174,652

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

During the three- and six-month period ended June 30, 2024, the Company recorded servicing fee income of $17.5 million and $34.7 million, respectively. During the three- and six-month period ended June 30, 2023, the Company recorded servicing fee income of $15.0 million and $29.2 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing rights	2024	2023	2024	2023
Beginning carrying value, net	$171,968	$149,986	$171,915	$147,014
Additions	7,421	14,731	12,877	22,461
Amortization	(5,264)	(4,696)	(10,667)	(9,454)
Disposals	(28,819)	—	(28,819)	—
Ending carrying value, net	$145,306	$160,021	$145,306	$160,021

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	June 30, 2024	December 31, 2023
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$10,600,275	$12,454,454
Composition of residential loans serviced for others:
FHLMC	17.45%	17.54%
FNMA	51.20%	50.51%
GNMA	31.35%	31.95%
Total	100.00%	100.00%
Weighted average term (months)	354	355
Weighted average age (months)	35	27
Modeled prepayment speed	6.87%	8.56%
Decline in fair value due to a 10% adverse change	(2,708)	(4,492)
Decline in fair value due to a 20% adverse change	(5,959)	(9,444)
Weighted average discount rate	11.18%	10.98%
Decline in fair value due to a 10% adverse change	(4,399)	(5,110)
Decline in fair value due to a 20% adverse change	(10,089)	(11,181)

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

During the three- and six-month period ended June 30, 2024, the Company recorded servicing fee income of $570,000 and $1.2 million, respectively. During the three- and six-month period ended June 30, 2023, the Company recorded servicing fee income of $758,000 and $1.5 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
SBA servicing rights	2024	2023	2024	2023
Beginning carrying value, net	$2,301	$3,166	$2,737	$3,443
Additions	57	271	76	315
Amortization	(202)	(340)	(657)	(661)
Ending carrying value, net	$2,156	$3,097	$2,156	$3,097

(dollars in thousands)	June 30, 2024	December 31, 2023
SBA servicing rights
Unpaid principal balance of loans serviced for others	$241,874	$271,164
Weighted average life (in years)	3.09	3.31
Modeled prepayment speed	22.33%	20.83%
Decline in fair value due to a 10% adverse change	(167)	(171)
Decline in fair value due to a 20% adverse change	(318)	(327)
Weighted average discount rate	12.02%	14.70%
Decline in fair value due to a 100 basis point adverse change	(61)	(69)
Decline in fair value due to a 200 basis point adverse change	(120)	(135)

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2024, as compared with December 31, 2023, and operating results for the three- and six-month periods ended June 30, 2024 and 2023. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $90.8 million, or $1.32 per diluted share, for the quarter ended June 30, 2024, compared with $62.6 million, or $0.91 per diluted share, for the same period in 2023. The Company’s return on average assets and average shareholders’ equity were 1.41% and 10.34%, respectively, in the second quarter of 2024, compared with 0.98% and 7.63%, respectively, in the second quarter of 2023. During the second quarter of 2024, the Company a recorded pre-tax gain on sale of mortgage servicing rights (MSR) of $4.7 million, a pre-tax gain on conversion of Visa Class B-1 stock of $12.6 million, a pre-tax gain on bank owned life insurance (BOLI) proceeds of $466,000 and an adjustment related to FDIC special assessment of $895,000. Additionally, the Company recorded $4.8 million of tax expense related to BOLI restructuring during the period. Excluding these adjustment items, the Company’s net income would have been $80.8 million, or $1.17 per diluted share, for the second quarter of 2024 and $62.6 million, or $0.91 per diluted share, for the second quarter of 2023.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Three Months Ended June 30,
(in thousands, except share and per share data)	2024	2023
Net income	$90,785	$62,635
Adjustment items:
Gain on sale of MSR	(4,713)	—
Gain on conversion of Visa Class B-1 stock	(12,554)	—
Gain on BOLI proceeds	(466)	—
FDIC special assessment	(895)	—
Tax effect of adjustment items (Note 1)	3,814	—
After tax adjustment items	(14,814)	—
Tax expense attributable to BOLI restructuring	4,792	—
Adjusted net income	$80,763	$62,635

Weighted average common shares outstanding - diluted	69,013,834	69,034,762
Net income per diluted share	$1.32	$0.91
Adjusted net income per diluted share	$1.17	$0.91

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the second quarter of 2024 and 2023, respectively:

	Three Months Ended June 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$243,857	$59,001	$19,380	$25,085	$347,323
Interest expense	70,320	35,259	13,088	16,735	135,402
Net interest income	173,537	23,742	6,292	8,350	211,921
Provision for credit losses	20,888	(2,882)	359	408	18,773
Noninterest income	37,527	50,145	1,028	11	88,711
Noninterest expense
Salaries and employee benefits	59,923	25,254	1,124	1,900	88,201
Occupancy and equipment	11,474	1,008	7	70	12,559
Data processing and communications expenses	13,756	1,276	59	102	15,193
Other expenses	24,614	13,397	298	1,095	39,404
Total noninterest expense	109,767	40,935	1,488	3,167	155,357
Income before income tax expense	80,409	35,834	5,473	4,786	126,502
Income tax expense	26,090	7,525	1,149	953	35,717
Net income	$54,319	$28,309	$4,324	$3,833	$90,785

	Three Months Ended June 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$230,199	$52,867	$18,960	$19,926	$321,952
Interest expense	56,427	31,450	12,794	11,741	112,412
Net interest income	173,772	21,417	6,166	8,185	209,540
Provision for credit losses	41,255	3,278	411	572	45,516
Noninterest income	26,128	39,808	1,404	9	67,349
Noninterest expense
Salaries and employee benefits	56,512	21,930	772	2,122	81,336
Occupancy and equipment	11,215	1,224	—	83	12,522
Data processing and communications expenses	11,944	1,397	44	66	13,451
Other expenses	27,976	11,859	223	1,036	41,094
Total noninterest expense	107,647	36,410	1,039	3,307	148,403
Income before income tax expense	50,998	21,537	6,120	4,315	82,970
Income tax expense	13,658	4,523	1,285	869	20,335
Net income	$37,340	$17,014	$4,835	$3,446	$62,635

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2024 and 2023. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$899,866	$12,376	5.53%	$998,609	$13,686	5.50%
Investment securities - taxable	1,663,841	16,948	4.10%	1,699,096	15,915	3.76%
Investment securities - nontaxable	41,396	423	4.11%	42,580	430	4.05%
Loans held for sale	491,000	8,189	6.71%	577,606	8,398	5.83%
Loans	20,820,361	310,347	6.00%	20,164,938	284,471	5.66%
Total interest-earning assets	23,916,464	348,283	5.86%	23,482,829	322,900	5.52%
Noninterest-earning assets	2,038,344			2,149,017
Total assets	$25,954,808			$25,631,846

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,824,538	$21,020	2.21%	$3,949,850	$18,003	1.83%
MMDA	6,251,719	58,332	3.75%	5,002,590	35,224	2.82%
Savings accounts	781,588	984	0.51%	1,009,749	2,296	0.91%
Retail CDs	2,430,416	25,711	4.25%	2,024,014	14,751	2.92%
Brokered CDs	1,167,174	15,198	5.24%	1,393,206	17,813	5.13%
Total interest-bearing deposits	14,455,435	121,245	3.37%	13,379,409	88,087	2.64%
Non-deposit funding
Securities sold under agreements to repurchase	1	—	—%	—	—	—%
FHLB advances	548,251	7,167	5.26%	1,408,855	17,222	4.90%
Other borrowings	307,449	3,574	4.68%	316,626	3,902	4.94%
Subordinated deferrable interest debentures	131,050	3,416	10.48%	129,056	3,201	9.95%
Total non-deposit funding	986,751	14,157	5.77%	1,854,537	24,325	5.26%
Total interest-bearing liabilities	15,442,186	135,402	3.53%	15,233,946	112,412	2.96%
Demand deposits	6,558,427			6,729,789
Other liabilities	423,326			375,062
Shareholders’ equity	3,530,869			3,293,049
Total liabilities and shareholders’ equity	$25,954,808			$25,631,846
Interest rate spread			2.33%			2.56%
Net interest income		$212,881			$210,488
Net interest margin			3.58%			3.60%

On a tax-equivalent basis, net interest income for the second quarter of 2024 was $212.9 million, an increase of $2.4 million, or 1.14%, compared with $210.5 million reported in the same quarter in 2023. The increase in net interest income is primarily a result of increased yield on loans and investment securities in addition to growth in average earning assets, partially offset by increased cost of funds as market interest rates have risen. Average interest-earning assets increased $433.6 million, or 1.85%, from $23.48 billion in the second quarter of 2023 to $23.92 billion for the second quarter of 2024. This growth in interest-earning assets resulted primarily from organic loan growth. The Company’s net interest margin during the second quarter of 2024 was 3.58%, down two basis points from 3.60% reported in the second quarter of 2023. Loan production amounted to $5.1 billion during the second quarter of 2024, with weighted average yields of 7.45%, compared with $5.3 billion and 7.09%, respectively, during the second quarter of 2023.

Total interest income, on a tax-equivalent basis, increased to $348.3 million during the second quarter of 2024, compared with $322.9 million in the same quarter of 2023.  Yields on earning assets increased to 5.86% during the second quarter of 2024, compared with 5.52% reported in the second quarter of 2023. During the second quarter of 2024, loans comprised 89.1% of average earning assets, compared with 88.3% in the same quarter of 2023. Yields on loans increased to 6.00% in the second quarter of 2024, compared with 5.66% in the same period of 2023.

The yield on interest-bearing deposits increased from 2.64% in the second quarter of 2023 to 3.37% in the second quarter of 2024. The yield on total interest-bearing liabilities increased from 2.96% in the second quarter of 2023 to 3.53% in the second quarter of 2024. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 2.48% in the second quarter of 2024, compared with 2.05% during the second quarter of 2023. Deposit costs increased from 1.76% in the second quarter of 2023 to 2.32% in the second quarter of 2024. Non-deposit funding costs increased from 5.26% in the second quarter of 2023 to 5.77% in the second quarter of 2024.

Provision for Credit Losses

The Company’s provision for credit losses during the second quarter of 2024 amounted to $18.8 million, compared with $45.5 million in the second quarter of 2023. This decrease was attributable to the updated economic forecast, partially offset by organic loan growth. The provision for credit losses for the second quarter of 2024 was comprised of $25.3 million related to loans, negative $6.6 million related to unfunded commitments and negative $5,000 related to other credit losses, compared with $43.6 million related to loans, $1.9 million related to unfunded commitments and no provision related to other credit losses for the second quarter of 2023. Non-performing assets as a percentage of total assets increased five basis points to 0.74% at June 30, 2024, compared with 0.69% at December 31, 2023. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $28.3 million, partially offset by decreases in other real estate owned and accruing loans delinquent 90 days or more of $4.0 million and $1.1 million, respectively. The Company recognized net charge-offs on loans during the second quarter of 2024 of approximately $9.2 million, or 0.18% of average loans on an annualized basis, compared with net charge-offs of approximately $14.2 million, or 0.28%, in the second quarter of 2023. The Company’s total allowance for credit losses on loans at June 30, 2024 was $336.2 million, or 1.60% of total loans, compared with $307.1 million, or 1.52% of total loans, at December 31, 2023. This increase is primarily attributable to updated forecast economic conditions and organic growth in loans.

Noninterest Income

Total noninterest income for the second quarter of 2024 was $88.7 million, an increase of $21.4 million, or 31.7%, from the $67.3 million reported in the second quarter of 2023.  Income from mortgage banking activities was $46.4 million in the second quarter of 2024, an increase of $5.7 million, or 13.9%, from $40.7 million in the second quarter of 2023. Total production in the second quarter of 2024 amounted to $1.33 billion, unchanged from the same quarter of 2023, while gain on sale spread increased to 2.45% in the current quarter, compared with 2.18% in the same quarter of 2023. The retail mortgage open pipeline finished the second quarter of 2024 at $802.2 million, compared with $606.7 million at March 31, 2024 and $652.1 million at the end of the second quarter of 2023.

Service charges on deposit accounts increased $1.4 million, or 12.2%, to $12.7 million in the second quarter of 2024, compared with $11.3 million in the second quarter of 2023. Net gain (loss) on securities increased to $12.3 million in the second quarter of 2024, compared with negative $6,000 in the second quarter of 2023. This increase was primarily due to the conversion of Visa Class B-1 stock resulting in a gain of $12.6 million and related realized gain (loss) on subsequent sales and mark-to-market adjustments post-conversion. Other noninterest income increased $1.8 million, or 12.2%, to $16.1 million for the second quarter of 2024, compared with $14.3 million during the second quarter of 2023. The increase in other noninterest income was primarily attributable to a gain on sale of mortgage servicing rights of $4.7 million, partially offset by a decline in the gain on sale of SBA loans and fee income in our equipment finance division of $843,000 and $414,000, respectively.

Noninterest Expense

Total noninterest expense for the second quarter of 2024 increased $7.0 million, or 4.7%, to $155.4 million, compared with $148.4 million in the same quarter 2023. Salaries and employee benefits increased $6.9 million, or 8.4%, from $81.3 million in the second quarter of 2023 to $88.2 million in the second quarter of 2024, due primarily to increases in variable compensation related to mortgage production of $1.8 million and health insurance costs of $1.2 million and a decrease in deferred origination costs of $1.0 million. Data processing and communications expenses increased $1.7 million, or 13.0%, to $15.2 million in the second quarter of 2024, compared with $13.5 million in the second quarter of 2023. Advertising and marketing expense was $3.6 million in the second quarter of 2024, compared with $2.6 million in the second quarter of 2023, with the increase primarily due to a new deposit marketing campaign initiated in the second quarter of 2024. Amortization of intangible assets decreased $281,000, or 6.0%, from $4.7 million in the second quarter of 2023 to $4.4 million in the second quarter of 2024. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses increased

$1.0 million, or 11.6%, from $8.8 million in the second quarter of 2023 to $9.8 million in the second quarter of 2024, primarily attributable to additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses decreased $3.4 million, or 13.9%, from $24.2 million in the second quarter of 2023 to $20.8 million in the second quarter of 2024, due primarily to a decrease of FDIC insurance expense of $2.2 million and a $2.7 million decrease in other losses, partially offset by an increase in variable expenses tied to mortgage production.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the second quarter of 2024, the Company reported income tax expense of $35.7 million, compared with $20.3 million in the same period of 2023. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 28.2% and 24.5%, respectively. The increase in the effective tax rate is primarily a result of a $4.8 million tax expense related to BOLI surrender during the period.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $165.1 million, or $2.39 per diluted share, for the six months ended June 30, 2024, compared with $123.1 million, or $1.78 per diluted share, for the same period in 2023. The Company’s return on average assets and average shareholders’ equity were 1.30% and 9.49%, respectively, in the six months ended June 30, 2024, compared with 0.98% and 7.58%, respectively, in the same period in 2023. During the first six months of 2024, the Company recorded a pre-tax gain on conversion of its Visa Class B-1 stock of $12.6 million, a pre-tax gain on sale of mortgage servicing rights of $4.7 million, a pre-tax FDIC special assessment of $2.0 million and a pre-tax gain on BOLI proceeds of $1.5 million. Additionally, the Company recorded $4.8 million in tax expense attributable to BOLI restructuring. During the first six months of 2023, the Company recorded pre-tax gain on BOLI proceeds of $486,000. Excluding these adjustment items, the Company’s net income would have been $156.4 million, or $2.27 per diluted share, for the six months ended June 30, 2024 and $122.6 million, or $1.77 per diluted share, for the same period in 2023.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023
Net income available to common shareholders	$165,097	$123,056
Adjustment items:
Gain on sale of MSR	(4,713)	—
Gain on conversion of Visa Class B-1 stock	(12,554)	—
Gain on BOLI proceeds	(1,464)	(486)
FDIC special assessment	2,014	—
Tax effect of adjustment items (Note 1)	3,203	—
After tax adjustment items	(13,514)	(486)
Tax expense attributable to BOLI restructuring	4,792	—
Adjusted net income	$156,375	$122,570

Weighted average common shares outstanding - diluted	69,010,010	69,191,512
Net income per diluted share	$2.39	$1.78
Adjusted net income per diluted share	$2.27	$1.77

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$478,979	$114,100	$35,863	$47,833	$676,775
Interest expense	140,974	67,071	23,543	31,878	263,466
Net interest income	338,005	47,029	12,320	15,955	413,309
Provision for loan losses	40,015	(550)	504	(91)	39,878
Noninterest income	63,890	88,910	1,768	21	154,589
Noninterest expense
Salaries and employee benefits	118,839	46,327	2,012	3,953	171,131
Occupancy and equipment	23,227	2,057	14	146	25,444
Data processing and communications expenses	26,940	2,642	84	181	29,847
Other expenses	49,061	25,927	535	2,123	77,646
Total noninterest expense	218,067	76,953	2,645	6,403	304,068
Income before income tax expense	143,813	59,536	10,939	9,664	223,952
Income tax expense	42,118	12,503	2,297	1,937	58,855
Net income	$101,695	$47,033	$8,642	$7,727	$165,097

	Six Months Ended June 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$442,789	$101,456	$35,574	$37,849	$617,668
Interest expense	91,732	60,012	23,708	21,024	196,476
Net interest income	351,057	41,444	11,866	16,825	421,192
Provision for loan losses	88,291	6,131	217	606	95,245
Noninterest income	50,631	70,866	1,884	18	123,399
Noninterest expense
Salaries and employee benefits	114,263	42,090	1,574	4,319	162,246
Occupancy and equipment	22,858	2,507	1	142	25,508
Data processing and communications expenses	23,778	2,466	90	151	26,485
Other expenses	47,421	23,606	425	2,133	73,585
Total noninterest expense	208,320	70,669	2,090	6,745	287,824
Income before income tax expense	105,077	35,510	11,443	9,492	161,522
Income tax expense	26,687	7,457	2,403	1,919	38,466
Net income	$78,390	$28,053	$9,040	$7,573	$123,056

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2024 and 2023. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$911,855	$25,013	5.52%	$929,496	$22,799	4.95%
Investment securities - taxable	1,631,773	30,040	3.70%	1,708,222	30,215	3.57%
Investment securities - nontaxable	41,341	841	4.09%	42,814	859	4.05%
Loans held for sale	407,175	13,537	6.69%	534,192	15,405	5.82%
Loans	20,570,520	609,254	5.96%	19,993,794	550,273	5.55%
Total interest-earning assets	23,562,664	678,685	5.79%	23,208,518	619,551	5.38%
Noninterest-earning assets	2,062,284			2,166,794
Total assets	$25,624,948			$25,375,312

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,827,257	$41,594	2.19%	$4,047,484	$33,036	1.65%
MMDA	6,102,054	112,285	3.70%	4,998,417	63,033	2.54%
Savings accounts	788,738	1,970	0.50%	1,007,693	3,584	0.72%
Retail CDs	2,404,547	50,287	4.21%	1,819,307	22,380	2.48%
Brokered CDs	1,274,278	33,283	5.25%	762,672	19,236	5.09%
Total interest-bearing deposits	14,396,874	239,419	3.34%	12,635,573	141,269	2.25%
Non-deposit funding
FHLB advances	383,920	9,745	5.10%	1,687,286	39,670	4.74%
Other borrowings	307,829	7,453	4.87%	338,912	9,251	5.50%
Subordinated deferrable interest debentures	130,801	6,849	10.53%	128,808	6,286	9.84%
Total non-deposit funding	822,550	24,047	5.88%	2,155,006	55,207	5.17%
Total interest-bearing liabilities	15,219,424	263,466	3.48%	14,790,579	196,476	2.68%
Demand deposits	6,480,864			6,931,852
Other liabilities	427,490			381,094
Shareholders’ equity	3,496,870			3,271,787
Total liabilities and shareholders’ equity	$25,624,648			$25,375,312
Interest rate spread			2.31%			2.70%
Net interest income		$415,219			$423,075
Net interest margin			3.54%			3.68%

On a tax-equivalent basis, net interest income for the six months ended June 30, 2024 was $415.2 million, a decrease of $7.9 million, or 1.86%, compared with $423.1 million reported in the same period of 2023. The lower net interest income is a result of increased yield on interest-bearing deposits, a shift in deposit mix as interest rates have risen and increased non-deposit funding costs, partially offset by growth in average earning assets and increased associated market rates. Average interest earning assets increased $354.1 million, or 1.53%, from $23.21 billion in the first six months of 2023 to $23.56 billion for the first six months of 2024. This growth in interest earning assets resulted primarily from organic growth in average loans, partially offset by paydowns on the securities portfolio and average loans held for sale. The Company’s net interest margin during the first six months of 2024 was 3.54%, down 14 basis points from 3.68% reported for the first six months of 2023. Loan production amounted to $8.9 billion during the first six months of 2024, with weighted average yields of 7.56%, compared with $9.2 billion and 7.00%, respectively, during the first six months of 2023.

Total interest income, on a tax-equivalent basis, increased to $678.7 million during the six months ended June 30, 2024, compared with $619.6 million in the same period of 2023. Yields on earning assets increased to 5.79% during the first six months of 2024, compared with 5.38% reported in the same period of 2023. During the first six months of 2024, loans comprised 89.0% of average earning assets, compared with 88.5% in the same period of 2023. Yields on loans increased to 5.96% during the six months ended June 30, 2024, compared with 5.55% in the same period of 2023.

The yield on total interest-bearing liabilities increased from 2.68% during the six months ended June 30, 2023 to 3.48% in the same period of 2024. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 2.44% in the first six months of 2024, compared with 1.82% during the same period of 2023. Deposit costs increased from 1.46% in the first six months of 2023 to 2.31% in the same period of 2024. Non-deposit funding costs increased from 5.17% in the first six months of 2023 to 5.88% in the same period of 2024.

Provision for Credit Losses

The Company’s provision for credit losses during the six months ended June 30, 2024 amounted to $39.9 million, compared with $95.2 million in the six months ended June 30, 2023. This decrease was primarily attributable to the updated economic forecast during the first six months of 2024. The provision for credit losses for the first six months of 2024 was comprised of $50.9 million related to loans, negative $11.0 million related to unfunded commitments and negative $1,000 related to other credit losses, compared with $93.0 million related to loans, $2.2 million related to unfunded commitments and $7,000 related to other credit losses for the same period in 2023. Non-performing assets as a percentage of total assets increased from 0.69% at December 31, 2023 to 0.74% at June 30, 2024. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $28.3 million, partially offset by decreases in other real estate owned and accruing loans delinquent 90 days or more of $4.0 million and $1.1 million, respectively. Net charge-offs on loans during the first six months of 2024 were $21.8 million, or 0.21% of average loans on an annualized basis, compared with approximately $24.9 million, or 0.25%, in the first six months of 2023. The Company’s total allowance for credit losses on loans at June 30, 2024 was $336.2 million, or 1.60% of total loans, compared with $307.1 million, or 1.52% of total loans, at December 31, 2023. This increase is primarily attributable to organic growth in loans and the updated economic forecast.

Noninterest Income

Total noninterest income for the six months ended June 30, 2024 was $154.6 million, an increase of $31.2 million, or 25.3%, from the $123.4 million reported for the six months ended June 30, 2023.  Income from mortgage banking activities increased $13.7 million, or 19.0%, from $72.1 million in the first six months of 2023 to $85.8 million in the same period of 2024. Total production in the first six months of 2024 amounted to $2.24 billion, compared with $2.28 billion in the same period of 2023, while gain on sale spread increased to 2.47% during the six months ended June 30, 2024, compared with 2.09% in the same period of 2023. The retail mortgage open pipeline was $802.2 million at June 30, 2024, compared with $400.1 million at December 31, 2023 and $652.1 million at June 30, 2023.

Net gain (loss) on securities increased to $12.3 million for the six months ended June 30, 2024, compared with no such gain or loss for the six months ended June 30, 2023. This increase was primarily due to the conversion of Visa Class B-1 stock resulting in a gain of $12.6 million and related realized gain (loss) on subsequent sales and mark-to-market adjustments post-conversion. Other noninterest income increased $2.5 million, or 9.2%, to $29.6 million for the first six months of 2024, compared with $27.1 million during the same period of 2023. The increase in other noninterest income was primarily attributable to a gain on sale of mortgage servicing rights of $4.7 million, partially offset by a decline in derivative fee income of $1.7 million and a decline in the gain on sale of SBA loans of $795,000.

Noninterest Expense

Total noninterest expenses for the six months ended June 30, 2024 increased $16.2 million, or 5.6%, to $304.1 million, compared with $287.8 million in the same period of 2023. Salaries and employee benefits increased $8.9 million, or 5.5%, from $162.2 million in the first six months of 2023 to $171.1 million in the same period of 2024, due primarily to increases in variable compensation related to mortgage production of $1.7 million, health insurance costs of $1.7 million and stock-based compensation of $1.2 million in addition to a reduction in deferred origination costs of $2.0 million. Data processing and communications expenses increased $3.4 million, or 12.7%, to $29.8 million in the first six months of 2024, from $26.5 million reported in the same period of 2023. Amortization of intangible assets decreased $565,000, or 6.0%, from $9.4 million in the first six months of 2023 to $8.8 million in the first six months of 2024. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses increased $2.1 million, or 12.4%, from $17.1 million in the first six months of 2023 to $19.2 million in the same period of 2024, primarily attributable to additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $2.5 million, or 6.3%, from $39.6 million in the first six months of 2023 to $42.1 million in the same period of 2024, due primarily to $2.0 million in FDIC special assessment expenses as well as a $3.5 million increase in business license expense. These increases in other noninterest expenses were partially offset by decreases from the first six months of 2023 in legal and other professional fees of $1.4 million, fraud/forgery losses of $530,000 and other losses of $2.7 million.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the six months ended June 30, 2024, the Company reported income tax expense of $58.9 million, compared with $38.5 million in the same period of 2023. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 26.3% and 23.8%, respectively. The increase in the effective tax rate is primarily a result of a $4.8 million tax expense related to BOLI restructuring during the period.

Financial Condition as of June 30, 2024

Securities

Debt securities classified as available-for-sale are recorded at fair value with unrealized holding gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Securities available-for-sale may be bought and sold in response to changes in market conditions, including, but not limited to, fluctuations in interest rates, changes in securities' prepayment risk, increases in loan demand, general liquidity needs and positioning the portfolio to take advantage of market conditions that create more economically attractive returns. Debt securities which are classified as held-to-maturity are done so based on management's positive intent and ability to hold such securities to maturity and are carried at amortized cost. Restricted equity securities are classified as other investment securities and are carried at cost and are periodically evaluated for impairment based on the ultimate recovery of par value or cost basis.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If neither of the above criteria is met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis of the security. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2024, management determined that $68,000 was attributable to credit impairment and, accordingly, an allowance for credit losses was established. The remaining $48.2 million in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$765,274	$755,212	$732,636	$720,877
U.S. government-sponsored agencies	1,016	981	1,023	985
State, county and municipal securities	27,848	26,560	28,986	28,051
Corporate debt securities	10,946	10,001	10,946	10,027
SBA pool securities	77,850	76,265	53,033	51,516
Mortgage-backed securities	695,603	662,028	621,013	591,488
Total debt securities available-for-sale	$1,578,537	$1,531,047	$1,447,637	$1,402,944

Securities held-to-maturity
State, county and municipal securities	$33,664	$27,880	$31,905	$26,854
Mortgage-backed securities	114,874	100,418	109,607	95,877
Total debt securities held-to-maturity	$148,538	$128,298	$141,512	$122,731

The amounts of securities available-for-sale and held-to-maturity in each category as of June 30, 2024 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$528,935	3.43%	$—	—%	$4,698	3.95%
After one year through five years	226,277	3.06	981	2.16	14,633	3.93
After five years through ten years	—	—	—	—	7,229	3.94
After ten years	—	—	—	—	—	—
	$755,212	3.32%	$981	2.16%	$26,560	3.93%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$971	2.27%	$11,380	2.61%
After one year through five years	8,671	6.80	3,376	2.23	286,162	3.12
After five years through ten years	—	—	62,838	5.65	38,655	2.97
After ten years	1,330	8.58	9,080	3.25	325,831	4.04
	$10,001	7.11%	$76,265	5.15%	$662,028	3.56%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	12,780	1.91
After five years through ten years	—	—	70,794	2.74
After ten years	33,664	3.95	31,300	2.58
	$33,664	3.95%	$114,874	2.60%
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

Loans and Allowance for Credit Losses

At June 30, 2024, gross loans outstanding (including loans and loans held for sale) were $21.56 billion, up $1.01 billion from $20.55 billion reported at December 31, 2023. Loans increased $723.3 million, or 3.6%, from $20.27 billion at December 31, 2023 to $20.99 billion at June 30, 2024, driven by organic growth. Loans held for sale increased from $281.3 million at December 31, 2023 to $570.2 million at June 30, 2024 primarily in our mortgage division.

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

At the end of the second quarter of 2024, the ACL on loans totaled $336.2 million, or 1.60% of loans, compared with $307.1 million, or 1.52% of loans, at December 31, 2023. Our nonaccrual loans increased from $151.1 million at December 31, 2023 to $179.4 million at June 30, 2024. For the first six months of 2024, our net charge off ratio as a percentage of average loans decreased to 0.21%, compared with 0.25% for the first six months of 2023. The total provision for credit losses for the first six months of 2024 was $39.9 million, decreasing from a provision of $95.2 million recorded for the first six months of 2023. Our ratio of total nonperforming assets to total assets was up five basis points from 0.69% at December 31, 2023 to 0.74% at June 30, 2024.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Balance of allowance for credit losses on loans at beginning of period	$307,100	$205,677
Adjustment to allowance for adoption of ASU 2022-02	—	(1,711)
Provision charged to operating expense	50,871	93,019
Charge-offs:
Commercial, financial and agricultural	27,834	25,549
Consumer	2,017	3,192
Indirect automobile	104	99
Premium finance	4,808	3,269
Real estate – commercial and farmland	513	3,320
Real estate – residential	26	197
Total charge-offs	35,302	35,626

Recoveries:
Commercial, financial and agricultural	7,307	5,588
Consumer	403	491
Indirect automobile	365	441
Premium finance	4,745	3,062
Real estate – construction and development	48	572
Real estate – commercial and farmland	594	105
Real estate – residential	87	453
Total recoveries	13,549	10,712
Net charge-offs	21,753	24,914
Balance of allowance for credit losses on loans at end of period	$336,218	$272,071

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023
Allowance for credit losses on loans at end of period	$336,218	$272,071
Net charge-offs for the period	21,753	24,914
Loan balances:
End of period	20,992,603	20,471,759
Average for the period	20,570,520	19,993,794
Net charge-offs as a percentage of average loans (annualized)	0.21%	0.25%
Allowance for credit losses on loans as a percentage of end of period loans	1.60%	1.33%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial, financial and agricultural	$2,860,973	$2,688,929
Consumer	217,787	241,552
Indirect automobile	16,335	34,257
Mortgage warehouse	1,070,921	818,728
Municipal	454,967	492,668
Premium finance	1,151,261	946,562
Real estate – construction and development	2,336,987	2,129,187
Real estate – commercial and farmland	8,103,634	8,059,754
Real estate – residential	4,779,738	4,857,666
	$20,992,603	$20,269,303

Commercial real estate (“CRE”) represents the Company's largest loan category. The Company regularly monitors its CRE portfolio against regulatory concentration limits. Additionally, the Company manages its risk in the CRE portfolio through, among other things, established policy limits on loan-to-value or loan-to-cost at or below applicable regulatory guidance, use of internal lending limits on single loans to minimize exposure to a given project, annual reviews of borrowers and guarantors above certain total credit exposure thresholds, minimum required debt service coverage ratios and borrower equity levels. Exceptions to policy must be approved by an individual or committee with appropriate approval authority.

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of June 30, 2024 and December 31, 2023 is below:

June 30, 2024 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$142,683	$2,263	$597	$145,543
Multifamily residential	1,163,209	116	—	1,163,325
Owner occupied CRE	1,841,493	6,021	44,336	1,891,850
Non-owner occupied CRE	4,801,256	87,524	14,136	4,902,916
Total real estate - commercial and farmland	$7,948,641	$95,924	$59,069	$8,103,634

December 31, 2023 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$158,456	$—	$635	$159,091
Multifamily residential	877,970	50,000	—	927,970
Owner occupied CRE	1,858,658	29,668	27,114	1,915,440
Non-owner occupied CRE	4,973,466	67,362	16,425	5,057,253
Total real estate - commercial and farmland	$7,868,550	$147,030	$44,174	$8,059,754

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Anchored Retail	$1,064,786	$1,143,155
Office	969,577	1,017,627
Warehouse / industrial	687,334	679,877
Strip center, non-anchored	560,394	582,921
Hotel	436,435	460,060
Retail	360,964	373,507
Mini storage warehouse	353,663	337,660
Medical office building	217,865	219,318
Assisted living facilities	128,780	132,900
Miscellaneous	123,118	110,228
Total non-owner occupied CRE	$4,902,916	$5,057,253

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

Nonaccrual loans totaled $179.4 million at June 30, 2024, an increase of $28.3 million, or 18.7%, from $151.1 million at December 31, 2023. Accruing loans delinquent 90 days or more totaled $15.9 million at June 30, 2024, a decrease of $1.1 million, or 6.4%, compared with $17.0 million at December 31, 2023. At June 30, 2024, OREO totaled $2.2 million, a decrease of $4.0 million, or 64.3%, compared with $6.2 million at December 31, 2023. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2024, total non-performing assets as a percent of total assets was up five basis points from 0.69% at December 31, 2023 to 0.74% at June 30, 2024.

Non-performing assets at June 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans(1)	$179,398	$151,117
Accruing loans delinquent 90 days or more	15,909	16,988
Repossessed assets	22	17
Other real estate owned	2,213	6,199
Total non-performing assets	$197,542	$174,321

(1) Included in nonaccrual loans were $93.5 million and $90.2 million of serviced GNMA-guaranteed nonaccrual loans at June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2024 and December 31, 2023. The loan categories and concentrations below are based on Federal Reserve Call codes:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$2,336,987	11%	$2,129,187	11%
Multi-family loans	1,163,325	6%	927,970	5%
Nonfarm non-residential loans (excluding owner-occupied)	4,902,916	23%	5,057,253	25%
Total CRE Loans (excluding owner-occupied)	8,403,228	40%	8,114,410	40%
All other loan types	12,589,375	60%	12,154,893	60%
Total Loans	$20,992,603	100%	$20,269,303	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of June 30, 2024 and December 31, 2023:

	Internal Limit	Actual
		June 30, 2024	December 31, 2023
Construction and development loans	100%	76%	74%
Total CRE loans (excluding owner-occupied)	300%	274%	282%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $5.3 million and $3.6 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 there was no liability balance recorded. At December 31, 2023 a liability balance of $5.8 million was recorded. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $10.3 million and $5.9 million at June 30, 2024 and December 31, 2023, respectively, and a liability of $10.4 million and $6.2 million at June 30, 2024 and December 31, 2023, respectively.

Deposits

Total deposits at the Company increased $735.6 million, or 3.6%, to $21.44 billion at June 30, 2024, compared with $20.71 billion at December 31, 2023. Noninterest-bearing deposits increased $157.6 million, or 2.4%, and interest-bearing deposits increased $578.1 million, or 4.1%, during the first six months of 2024. At June 30, 2024, the Company had approximately $1.23 billion in short-term brokered CDs, compared with $1.14 billion at December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had estimated uninsured deposits of $9.46 billion and $9.13 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $2.89 billion, or 30.5%, of the uninsured deposits at June 30, 2024 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 26, 2023. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2024.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2024, an aggregate of $8.3 million, or 194,274 shares of the Company's common stock, had been repurchased under the program's October 26, 2023 renewal, which also included the replenishment of the program to $100.0 million.

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

As of June 30, 2024, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	10.22%	9.93%
Ameris Bank	11.11%	10.69%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	11.69%	11.23%
Ameris Bank	12.71%	12.09%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	11.69%	11.23%
Ameris Bank	12.71%	12.09%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	14.88%	14.45%
Ameris Bank	14.31%	13.69%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2024 and December 31, 2023, the net carrying value of the

Company’s other borrowings was $946.4 million and $509.6 million, respectively. At June 30, 2024, the Company had availability with the FHLB and FRB Discount Window of $3.88 billion and $2.61 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Investment securities available-for-sale to total deposits	7.14%	6.74%	6.77%	6.92%	7.14%
Loans (net of unearned income) to total deposits	97.89%	98.11%	97.88%	98.11%	100.14%
Interest-earning assets to total assets	92.17%	91.91%	91.67%	91.67%	91.51%
Interest-bearing deposits to total deposits	68.99%	68.86%	68.65%	68.00%	67.19%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2024 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also had forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $5.3 million and $3.6 million at June 30, 2024 and December 31, 2023, respectively, and a liability of zero and $5.8 million at June 30, 2024 and December 31, 2023, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $10.3 million and $5.9 million at June 30, 2024 and December 31, 2023, respectively, and a liability of $10.4 million and $6.2 million at June 30, 2024 and December 31, 2023, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing July 1, 2024. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	(7.4)%	6.7%
300	(2.7)%	6.9%
200	0.6%	6.1%
100	0.7%	3.3%
(100)	(0.9)%	(3.7)%
(200)	(1.9)%	(7.8)%
(300)	(2.9)%	(12.3)%
(400)	(3.6)%	(17.3)%

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

During the quarter ended June 30, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1, 2024 through April 30, 2024	—	$—	—	$94,659,440
May 1, 2024 through May 31, 2024	—	$—	—	$94,659,440
June 1, 2024 through June 30, 2024	62,700	$47.12	62,700	$91,704,867
Total	62,700	$47.12	62,700	$91,704,867
(1)On September 19, 2019, the Company announced that its board of directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 26, 2023. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2024. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2024, an aggregate of $8.3 million, or 194,274 shares of the Company's common stock, had been repurchased under the program's October 26, 2023 renewal, which also included the replenishment of the program to $100.0 million.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated: August 8, 2024	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)