Form 10-Q
period 2024-09-30
Ameris Bancorp
filed 2024-11-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

 There were 69,066,730 shares of Common Stock outstanding as of November 4, 2024.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash and due from banks	$231,515	$230,470
Interest-bearing deposits in banks	1,127,641	936,834
Cash and cash equivalents	1,359,156	1,167,304

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $66 and $69	1,441,552	1,402,944
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $— and $— (fair value of $145,714 and $122,731)	161,220	141,512
Other investments	63,899	71,794
Loans held for sale, at fair value	553,379	281,332

Loans, net of unearned income	20,964,981	20,269,303
Allowance for credit losses	(334,457)	(307,100)
Loans, net	20,630,524	19,962,203

Other real estate owned, net	9,482	6,199
Premises and equipment, net	210,931	216,435
Goodwill	1,015,646	1,015,646
Other intangible assets, net	74,941	87,949
Cash value of bank owned life insurance	460,699	395,778
Other assets	418,353	454,603
Total assets	$26,399,782	$25,203,699

Liabilities
Deposits:
Noninterest-bearing	$6,670,320	$6,491,639
Interest-bearing	15,208,945	14,216,870
Total deposits	21,879,265	20,708,509
Other borrowings	346,446	509,586
Subordinated deferrable interest debentures	131,811	130,315
Other liabilities	360,892	428,542
Total liabilities	22,718,414	21,776,952

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,697,655 and 72,516,079 shares issued, respectively	72,698	72,516
Capital surplus	1,954,532	1,945,385
Retained earnings	1,772,989	1,539,957
Accumulated other comprehensive loss, net of tax	(15,724)	(35,939)
Treasury stock, at cost, 3,630,636 and 3,462,738 shares, respectively	(103,127)	(95,172)
Total shareholders’ equity	3,681,368	3,426,747
Total liabilities and shareholders’ equity	$26,399,782	$25,203,699

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$325,622	$304,699	$946,679	$868,675
Interest on taxable securities	15,555	14,754	45,595	44,969
Interest on nontaxable securities	336	331	1,001	1,009
Interest on deposits in other banks and federal funds sold	13,633	10,769	38,646	33,568
Total interest income	355,146	330,553	1,031,921	948,221

Interest expense
Interest on deposits	129,698	102,999	369,117	244,268
Interest on other borrowings	11,388	19,803	35,435	75,010
Total interest expense	141,086	122,802	404,552	319,278

Net interest income	214,060	207,751	627,369	628,943
Provision for loan losses	6,313	30,095	57,184	123,114
Provision for unfunded commitments	(204)	(5,634)	(11,196)	(3,415)
Provision for other credit losses	(2)	(2)	(3)	5
Provision for credit losses	6,107	24,459	45,985	119,704
Net interest income after provision for credit losses	207,953	183,292	581,384	509,239

Noninterest income
Service charges on deposit accounts	12,918	12,092	37,349	34,323
Mortgage banking activity	37,947	36,290	123,776	108,424
Other service charges, commissions and fees	1,163	1,221	3,576	3,167
Net gain (loss) on securities	(8)	(16)	12,320	(16)
Other noninterest income	17,689	13,594	47,277	40,682
Total noninterest income	69,709	63,181	224,298	186,580

Noninterest expense
Salaries and employee benefits	88,700	81,898	259,831	244,144
Occupancy and equipment	11,716	12,745	37,160	38,253
Data processing and communications expenses	15,221	12,973	45,068	39,458
Credit resolution-related expenses	(110)	(1,360)	1,216	(77)
Advertising and marketing	4,089	2,723	10,205	8,882
Amortization of intangible assets	4,180	4,425	13,009	13,819
Loan servicing expense	8,626	9,290	27,857	26,392
Other noninterest expenses	19,355	18,752	61,499	58,399
Total noninterest expense	151,777	141,446	455,845	429,270

Income before income tax expense	125,885	105,027	349,837	266,549
Income tax expense	26,673	24,912	85,528	63,378
Net income	99,212	80,115	264,309	203,171

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $7,427, $(3,472), $6,710 and $(4,871)	22,296	(10,200)	20,215	(14,311)
Total other comprehensive income (loss)	22,296	(10,200)	20,215	(14,311)
Comprehensive income	$121,508	$69,915	$284,524	$188,860

Basic earnings per common share	$1.44	$1.16	$3.84	$2.94
Diluted earnings per common share	$1.44	$1.16	$3.83	$2.94
Weighted average common shares outstanding
Basic	68,798,093	68,879,352	68,811,727	69,023,201
Diluted	69,066,298	68,994,247	69,031,666	69,129,921
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2024	72,697,209	$72,697	$1,950,846	$1,684,218	$(38,020)	3,630,636	$(103,127)	$3,566,614
Issuance of restricted shares	2,559	3	(3)	—	—	—	—	—
Forfeitures of restricted shares	(2,113)	(2)	(41)	—	—	—	—	(43)
Share-based compensation	—	—	3,730	—	—	—	—	3,730
Purchase of treasury shares	—	—	—	—	—	—	—	—
Net income	—	—	—	99,212	—	—	—	99,212
Dividends on common shares ($0.15 per share)	—	—	—	(10,441)	—	—	—	(10,441)
Other comprehensive income during the period	—	—	—	—	22,296	—	—	22,296
Balance, September 30, 2024	72,697,655	$72,698	$1,954,532	$1,772,989	$(15,724)	3,630,636	$(103,127)	$3,681,368

	Nine Months Ended September 30, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747
Issuance of restricted shares	128,391	129	(129)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	63,301	63	(63)	—	—	—	—	—
Forfeitures of restricted shares	(10,116)	(10)	(214)	—	—	—	—	(224)
Share-based compensation	—	—	9,553	—	—	—	—	9,553
Purchase of treasury shares	—	—	—	—	—	167,898	(7,955)	(7,955)
Net income	—	—	—	264,309	—	—	—	264,309
Dividends on common shares ($0.45 per share)	—	—	—	(31,277)	—	—	—	(31,277)
Other comprehensive income during the period	—	—	—	—	20,215	—	—	20,215
Balance, September 30, 2024	72,697,655	$72,698	$1,954,532	$1,772,989	$(15,724)	3,630,636	$(103,127)	$3,681,368

	Three Months Ended September 30, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2023	72,514,630	$72,515	$1,939,865	$1,414,742	$(50,618)	3,374,847	$(91,874)	$3,284,630
Issuance of restricted shares	1,500	2	(2)	—	—	—	—	—
Forfeitures of restricted shares	(2,083)	(3)	(30)	—	—	—	—	(33)
Share-based compensation	—	—	3,019	—	—	—	—	3,019
Purchase of treasury shares	—	—	—	—	—	739	(29)	(29)
Net income	—	—	—	80,115	—	—	—	80,115
Dividends on common shares ($0.15 per share)	—	—	—	(10,433)	—	—	—	(10,433)
Other comprehensive loss during the period	—	—	—	—	(10,200)	—	—	(10,200)
Balance, September 30, 2023	72,514,047	$72,514	$1,942,852	$1,484,424	$(60,818)	3,375,586	$(91,903)	$3,347,069

	Nine Months Ended September 30, 2023

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of restricted shares	133,430	134	(134)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	102,973	103	(103)	—	—	—	—	—
Forfeitures of restricted shares	(2,083)	(3)	(30)	—	—	—	—	(33)
Proceeds from exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	7,448	—	—	—	—	7,448
Purchase of treasury shares	—	—	—	—	—	480,909	(17,077)	(17,077)
Net income	—	—	—	203,171	—	—	—	203,171
Dividends on common shares ($0.45 per share)	—	—	—	(31,282)	—	—	—	(31,282)
Cumulative effect of change in accounting for credit losses	—	—	—	1,277	—	—	—	1,277
Other comprehensive loss during the period	—	—	—	—	(14,311)	—	—	(14,311)
Balance, September 30, 2023	72,514,047	$72,514	$1,942,852	$1,484,424	$(60,818)	3,375,586	$(91,903)	$3,347,069

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$264,309	$203,171
Adjustments reconciling net income to net cash (used in) provided by operating activities:
Depreciation	14,343	14,260
Net losses on sale or disposal of premises and equipment	31	97
Provision for credit losses	45,985	119,704
Net write-downs and (gains) losses on sale of other real estate owned	(20)	(1,597)
Share-based compensation expense	9,329	7,415
Amortization of intangible assets	13,009	13,819
Amortization of operating lease right of use assets	7,588	8,440
Provision for deferred taxes	(23,459)	(13,382)
Net accretion of debt securities available-for-sale	(3,126)	(4,316)
Net accretion of debt securities held-to-maturity	(130)	(136)
Net amortization of other investments	825	1,108
Net (gain) loss on securities	(12,320)	16
Net amortization (accretion) of fair value marks on purchased loans	1,063	(1,361)
Net amortization on other borrowings	206	774
Amortization of subordinated deferrable interest debentures	1,496	1,495
Originations of mortgage loans held for sale	(3,237,612)	(2,818,898)
Payments received on mortgage loans held for sale	12,720	11,806
Proceeds from sales of mortgage loans held for sale	2,980,551	2,802,956
Net (gains) losses on mortgage loans held for sale	(43,062)	4,447
Originations of SBA loans	(5,823)	(24,252)
Proceeds from sales of SBA loans	5,690	27,129
Net gains on sale of SBA loans	(468)	(1,382)
Increase in cash surrender value of bank owned life insurance	(8,516)	(6,768)
Gain on bank owned life insurance proceeds	(1,464)	(486)
Gain on sale of mortgage servicing rights	(9,958)	—
Gain on debt redemption	(169)	(1,148)
Change attributable to other operating activities	12,672	13,157
Net cash provided by operating activities	23,690	356,068

Investing Activities
Purchases of debt securities available-for-sale	(423,932)	(500)
Purchases of debt securities held-to-maturity	(22,206)	(8,543)
Proceeds from maturities and paydowns of debt securities available-for-sale	413,553	61,394
Proceeds from sales of debt securities available-for-sale	—	216
Proceeds from maturities and paydowns of debt securities held-to-maturity	2,628	1,684
Net decrease in other investments	19,390	4,911
Net increase in loans	(815,879)	(400,486)
Purchases of premises and equipment	(9,120)	(11,680)
Proceeds from sale of premises and equipment	250	42
Proceeds from sales of other real estate owned	7,503	8,756
Proceeds from sale of mortgage servicing rights	82,328	—
Purchases of bank owned life insurance	(110,000)	—
Proceeds from bank owned life insurance	55,059	1,890
Net cash used in investing activities	(800,426)	(342,316)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Financing Activities
Net increase in deposits	$1,170,756	$1,127,607
Proceeds from other borrowings	4,443,000	13,837,000
Repayment of other borrowings	(4,606,177)	(14,502,809)
Proceeds from exercise of stock options	—	476
Dividends paid - common stock	(31,140)	(31,308)
Purchase of treasury shares	(7,851)	(17,077)
Net cash provided by financing activities	968,588	413,889

Net increase in cash and cash equivalents	191,852	427,641
Cash and cash equivalents at beginning of period	1,167,304	1,118,132
Cash and cash equivalents at end of period	$1,359,156	$1,545,773

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$408,323	$290,972
Income taxes	97,574	88,353
Loans transferred to other real estate owned	10,766	9,713
Loans transferred from loans held for sale to loans held for investment	15,957	8,806
Right-of-use assets obtained in exchange for new operating lease liabilities	2,470	2,678
Change in unrealized loss on securities available-for-sale, net of tax	20,215	(14,311)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2024

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2024, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
U.S. Treasuries	$631,992	$—	$2,746	$(4,067)	$630,671
U.S. government-sponsored agencies	1,013	—	—	(18)	995
State, county and municipal securities	26,652	—	23	(746)	25,929
Corporate debt securities	10,946	(66)	10	(664)	10,226
SBA pool securities	75,276	—	2	(1,086)	74,192
Mortgage-backed securities	713,439	—	3,948	(17,848)	699,539
Total debt securities available-for-sale	$1,459,318	$(66)	$6,729	$(24,429)	$1,441,552

December 31, 2023
U.S. Treasuries	$732,636	$—	$34	$(11,793)	$720,877
U.S. government-sponsored agencies	1,023	—	—	(38)	985
State, county and municipal securities	28,986	—	9	(944)	28,051
Corporate debt securities	10,946	(69)	—	(850)	10,027
SBA pool securities	53,033	—	2	(1,519)	51,516
Mortgage-backed securities	621,013	—	67	(29,592)	591,488
Total debt securities available-for-sale	$1,447,637	$(69)	$112	$(44,736)	$1,402,944

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
State, county and municipal securities	$33,648	$—	$(4,907)	$28,741
Mortgage-backed securities	127,572	384	(10,983)	116,973
Total debt securities held-to-maturity	$161,220	$384	$(15,890)	$145,714

December 31, 2023
State, county and municipal securities	$31,905	$—	$(5,051)	$26,854
Mortgage-backed securities	109,607	—	(13,730)	95,877
Total debt securities held-to-maturity	$141,512	$—	$(18,781)	$122,731

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of September 30, 2024, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$282,084	$279,670	$—	$—
Due from one year to five years	382,895	383,492	—	—
Due from five to ten years	69,328	68,345	—	—
Due after ten years	11,572	10,506	33,648	28,741
Mortgage-backed securities	713,439	699,539	127,572	116,973
	$1,459,318	$1,441,552	$161,220	$145,714

Securities with a carrying value of approximately $459.1 million and $532.6 million at September 30, 2024 and December 31, 2023, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2024
U.S. Treasuries	$—	$—	$352,918	$(4,067)	$352,918	$(4,067)
U.S. government-sponsored agencies	—	—	995	(18)	995	(18)
State, county and municipal securities	—	—	17,090	(746)	17,090	(746)
Corporate debt securities	—	—	8,320	(664)	8,320	(664)
SBA pool securities	55,570	(117)	18,478	(969)	74,048	(1,086)
Mortgage-backed securities	22,153	(50)	505,263	(17,798)	527,416	(17,848)
Total debt securities available-for-sale	$77,723	$(167)	$903,064	$(24,262)	$980,787	$(24,429)

December 31, 2023
U.S. Treasuries	$159,667	$(827)	$537,313	$(10,966)	$696,980	$(11,793)
U.S. government sponsored agencies	—	—	985	(38)	985	(38)
State, county and municipal securities	1,923	—	19,754	(944)	21,677	(944)
Corporate debt securities	500	—	8,527	(850)	9,027	(850)
SBA pool securities	42	—	21,267	(1,519)	21,309	(1,519)
Mortgage-backed securities	126	—	566,707	(29,592)	566,833	(29,592)
Total debt securities available-for-sale	$162,258	$(827)	$1,154,553	$(43,909)	$1,316,811	$(44,736)

As of September 30, 2024, the Company’s available-for-sale security portfolio consisted of 404 securities, 360 of which were in an unrealized loss position. At September 30, 2024, the Company held 293 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At September 30, 2024, the Company held 33 U.S. Small Business Administration (“SBA”) pool securities, 16 state, county and municipal securities, five corporate securities, one U.S. government-sponsored agency security, and 12 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2024
State, county and municipal securities	$1,753	$(2)	$26,988	$(4,905)	$28,741	$(4,907)
Mortgage-backed securities	3,315	(57)	82,422	(10,926)	85,737	(10,983)
Total debt securities held-to-maturity	$5,068	$(59)	$109,410	$(15,831)	$114,478	$(15,890)

December 31, 2023
State, county and municipal securities	$—	$—	$26,854	$(5,051)	$26,854	$(5,051)
Mortgage-backed securities	13,612	(227)	82,265	(13,503)	95,877	(13,730)
Total debt securities held-to-maturity	$13,612	$(227)	$109,119	$(18,554)	$122,731	$(18,781)

As of September 30, 2024, the Company’s held-to-maturity security portfolio consisted of 35 securities, 28 of which were in an unrealized loss position. At September 30, 2024, the Company held 20 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At September 30, 2024 and December 31, 2023, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2024, management determined that $66,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $24.4 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for credit losses	2024	2023	2024	2023
Beginning balance	$68	$82	$69	$75
Provision for other credit losses	(2)	(2)	(3)	5
Ending balance	$66	$80	$66	$80

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's debt securities available for sale for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Gross gains on sales of securities	$—	$—	$—	$—
Gross losses on sales of securities	—	—	—	—
Net realized gains (losses) on sales of debt securities available for sale	$—	$—	$—	$—

Sales proceeds	$—	$216	$—	$216

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Unrealized holding gains (losses) on equity securities	$(3,945)	$(16)	$6	$(16)
Net realized gains on sales of other investments	3,937	—	12,314	—
Net gain (loss) on securities	$(8)	$(16)	$12,320	$(16)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial, financial and agricultural	$2,949,957	$2,688,929
Consumer	210,310	241,552
Indirect automobile	10,891	34,257
Mortgage warehouse	985,910	818,728
Municipal	449,561	492,668
Premium finance	1,246,452	946,562
Real estate – construction and development	2,232,114	2,129,187
Real estate – commercial and farmland	8,249,981	8,059,754
Real estate – residential	4,629,805	4,857,666
	$20,964,981	$20,269,303

Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets totaling $78.2 million and $79.2 million and at September 30, 2024 and December 31, 2023, respectively. The Company had no recorded allowance for credit losses related to accrued interest on loans at both September 30, 2024 and December 31, 2023.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial, financial and agricultural	$13,869	$8,059
Consumer	743	1,153
Indirect automobile	186	299
Real estate – construction and development	3,908	282
Real estate – commercial and farmland	13,020	11,295
Real estate – residential(1)	63,781	130,029
	$95,507	$151,117
(1) Included in real estate - residential were $8.2 million and $90.2 million of serviced GNMA-guaranteed nonaccrual loans at September 30, 2024 and December 31, 2023, respectively.

Interest income recognized on nonaccrual loans during the nine months ended September 30, 2024 and 2023 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial, financial and agricultural	$3,660	$2,049
Real estate – construction and development	2,945	—
Real estate – commercial and farmland	9,836	9,109
Real estate – residential	30,277	75,419
	$46,718	$86,577

The following table presents an analysis of past-due loans as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2024
Commercial, financial and agricultural	$20,313	$6,299	$8,907	$35,519	$2,914,438	$2,949,957	$4,732
Consumer	1,911	512	366	2,789	207,521	210,310	—
Indirect automobile	51	24	51	126	10,765	10,891	—
Mortgage warehouse	—	—	—	—	985,910	985,910	—
Municipal	—	—	—	—	449,561	449,561	—
Premium finance	13,246	5,880	7,502	26,628	1,219,824	1,246,452	7,502
Real estate – construction and development	10,411	3,687	584	14,682	2,217,432	2,232,114	—
Real estate – commercial and farmland	4,514	3,133	7,562	15,209	8,234,772	8,249,981	—
Real estate – residential	46,039	14,823	60,788	121,650	4,508,155	4,629,805	—
Total	$96,485	$34,358	$85,760	$216,603	$20,748,378	$20,964,981	$12,234

December 31, 2023
Commercial, financial and agricultural	$11,023	$5,439	$9,733	$26,195	$2,662,734	$2,688,929	$5,310
Consumer	2,155	1,037	498	3,690	237,862	241,552	—
Indirect automobile	153	17	78	248	34,009	34,257	—
Mortgage warehouse	—	—	—	—	818,728	818,728	—
Municipal	—	—	—	—	492,668	492,668	—
Premium finance	12,379	6,832	11,678	30,889	915,673	946,562	11,678
Real estate – construction and development	2,094	—	282	2,376	2,126,811	2,129,187	—
Real estate – commercial and farmland	5,070	1,656	6,352	13,078	8,046,676	8,059,754	—
Real estate – residential	49,976	19,300	127,087	196,363	4,661,303	4,857,666	—
Total	$82,850	$34,281	$155,708	$272,839	$19,996,464	$20,269,303	$16,988

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial, financial and agricultural	$19,940	$3,130	$5,889	$567
Premium finance	—	—	1,990	45
Real estate – construction and development	—	—	280	23
Real estate – commercial and farmland	14,665	218	11,114	108
Real estate – residential	16,283	2,008	21,102	2,654
	$50,888	$5,356	$40,375	$3,397

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of September 30, 2024 and December 31, 2023. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at September 30, 2024 or December 31, 2023.

As of September 30, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$771,180	$653,260	$599,054	$284,292	$85,784	$56,473	$460,002	$2,910,045
Special mention	5	127	1,825	1,315	725	3,241	2,784	10,022
Substandard	231	2,302	3,600	8,907	824	5,337	8,689	29,890
Total commercial, financial and agricultural	$771,416	$655,689	$604,479	$294,514	$87,333	$65,051	$471,475	$2,949,957
Current-period gross charge offs	286	15,849	15,380	6,699	1,178	758	—	40,150
Consumer
Risk Grade:
Pass	$44,222	$21,803	$10,610	$3,046	$19,194	$27,710	$82,381	$208,966
Special mention	5	—	15	—	—	39	—	59
Substandard	137	253	105	34	190	439	127	1,285
Total consumer	$44,364	$22,056	$10,730	$3,080	$19,384	$28,188	$82,508	$210,310
Current-period gross charge offs	113	514	210	38	682	1,081	198	2,836
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$—	$10,625	$—	$10,625
Special mention	—	—	—	—	—	26	—	26
Substandard	—	—	—	—	—	240	—	240
Total indirect automobile	$—	$—	$—	$—	$—	$10,891	$—	$10,891
Current-period gross charge offs	—	—	—	—	—	138	—	138
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$976,092	$976,092
Special mention	—	—	—	—	—	—	9,818	9,818
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$985,910	$985,910
Current-period gross charge offs	—	—	—	—	—	—	—	—
Municipal
Risk Grade:
Pass	$20,566	$9,227	$44,890	$36,746	$140,694	$196,616	$822	$449,561
Total municipal	$20,566	$9,227	$44,890	$36,746	$140,694	$196,616	$822	$449,561
Current-period gross charge offs	—	—	—	—	—	—	—	—
Premium Finance
Risk Grade:
Pass	$1,217,918	$20,616	$213	$203	$—	$—	$—	$1,238,950
Substandard	5,245	2,257	—	—	—	—	—	7,502
Total premium finance	$1,223,163	$22,873	$213	$203	$—	$—	$—	$1,246,452
Current-period gross charge offs	742	5,923	245	—	—	—	—	6,910

As of September 30, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$413,449	$289,316	$1,025,891	$323,413	$4,550	$91,834	$74,078	$2,222,531
Special mention	3,159	1,643	—	66	—	317	—	5,185
Substandard	50	79	3,374	367	—	528	—	4,398
Total real estate – construction and development	$416,658	$291,038	$1,029,265	$323,846	$4,550	$92,679	$74,078	$2,232,114
Current-period gross charge offs	—	—	—	—	—	—	—	—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$166,867	$457,998	$2,191,571	$2,197,460	$1,062,050	$1,935,670	$94,477	$8,106,093
Special mention	—	1,360	35	756	15,471	76,613	—	94,235
Substandard	—	1,122	17,322	13,878	3,402	13,929	—	49,653
Total real estate – commercial and farmland	$166,867	$460,480	$2,208,928	$2,212,094	$1,080,923	$2,026,212	$94,477	$8,249,981
Current-period gross charge offs	—	513	—	—	—	58	—	571
Real Estate - Residential
Risk Grade:
Pass	$164,123	$649,299	$1,320,707	$1,071,834	$473,748	$587,155	$286,613	$4,553,479
Special mention	—	11	53	763	596	1,962	1,749	5,134
Substandard	1,299	5,576	13,312	11,056	9,110	23,432	7,407	71,192
Total real estate - residential	$165,422	$654,886	$1,334,072	$1,083,653	$483,454	$612,549	$295,769	$4,629,805
Current-period gross charge offs	—	24	20	—	—	5	—	49
Total Loans
Risk Grade:
Pass	$2,798,325	$2,101,519	$5,192,936	$3,916,994	$1,786,020	$2,906,083	$1,974,465	$20,676,342
Special mention	3,169	3,141	1,928	2,900	16,792	82,198	14,351	124,479
Substandard	6,962	11,589	37,713	34,242	13,526	43,905	16,223	164,160
Total loans	$2,808,456	$2,116,249	$5,232,577	$3,954,136	$1,816,338	$3,032,186	$2,005,039	$20,964,981
Total current-period gross charge offs	1,141	22,823	15,855	6,737	1,860	2,040	198	50,654

As of December 31, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Commercial, Financial and Agricultural
Risk Grade:
Pass	$892,951	$758,471	$384,830	$95,055	$56,447	$41,095	$432,472	$2,661,321
Special mention	—	335	5,722	92	109	451	803	7,512
Substandard	1,512	3,595	3,222	1,140	3,533	5,748	1,346	20,096
Total commercial, financial and agricultural	$894,463	$762,401	$393,774	$96,287	$60,089	$47,294	$434,621	$2,688,929
Consumer
Risk Grade:
Pass	$44,736	$17,661	$5,878	$25,654	$15,838	$20,937	$109,214	$239,918
Special mention	—	5	—	—	—	26	—	31
Substandard	154	181	41	334	197	531	165	1,603
Total consumer	$44,890	$17,847	$5,919	$25,988	$16,035	$21,494	$109,379	$241,552
Indirect Automobile
Risk Grade:
Pass	$—	$—	$—	$—	$6,086	$27,646	$—	$33,732
Substandard	—	—	—	—	55	470	—	525
Total indirect automobile	$—	$—	$—	$—	$6,141	$28,116	$—	$34,257
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$772,366	$772,366
Special mention	—	—	—	—	—	—	46,362	46,362
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$818,728	$818,728
Municipal
Risk Grade:
Pass	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Total municipal	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Premium Finance
Risk Grade:
Pass	$928,930	$4,038	$1,916	$—	$—	$—	$—	$934,884
Substandard	10,777	901	—	—	—	—	—	11,678
Total premium finance	$939,707	$4,939	$1,916	$—	$—	$—	$—	$946,562

As of December 31, 2023	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2023	2022	2021	2020	2019	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$457,077	$938,909	$505,254	$58,840	$54,646	$30,042	$81,662	$2,126,430
Special mention	—	—	—	—	—	479	—	479
Substandard	—	266	1,512	—	—	500	—	2,278
Total real estate – construction and development	$457,077	$939,175	$506,766	$58,840	$54,646	$31,021	$81,662	$2,129,187
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$450,315	$1,890,498	$2,133,833	$1,090,735	$765,640	$1,437,323	$100,206	$7,868,550
Special mention	—	17,131	53,329	—	30,200	46,370	—	147,030
Substandard	428	418	15,578	2,660	6,106	18,984	—	44,174
Total real estate – commercial and farmland	$450,743	$1,908,047	$2,202,740	$1,093,395	$801,946	$1,502,677	$100,206	$8,059,754
Real Estate - Residential
Risk Grade:
Pass	$714,684	$1,425,186	$1,148,092	$506,137	$236,147	$423,648	$262,968	$4,716,862
Special mention	13	—	72	201	234	1,411	380	2,311
Substandard	5,057	26,171	28,459	30,566	19,357	25,263	3,620	138,493
Total real estate - residential	$719,754	$1,451,357	$1,176,623	$536,904	$255,738	$450,322	$266,968	$4,857,666
Total Loans
Risk Grade:
Pass	$3,502,909	$5,062,109	$4,228,744	$1,953,577	$1,149,459	$2,188,927	$1,761,006	$19,846,731
Special mention	13	17,471	59,123	293	30,543	48,737	47,545	203,725
Substandard	17,928	31,532	48,812	34,700	29,248	51,496	5,131	218,847
Total loans	$3,520,850	$5,111,112	$4,336,679	$1,988,570	$1,209,250	$2,289,160	$1,813,682	$20,269,303

Allowance for Credit Losses on Loans

The allowance for credit losses represents an allowance for expected losses over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged off in accordance with the Federal Financial Institutions Examination Council’s (the “FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to an Asset Quality Rating of Loss, the uncollectible portion is charged off.

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

During the nine months ended September 30, 2024, the allowance for credit losses increased due to the current economic forecast and organic loan growth during the period. The allowance for credit losses was determined at September 30, 2024 using a weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario was weighted at 65% and the downside 75th percentile S-2 scenario was weighted at 35%. The allowance for credit losses was determined at December 31, 2023 solely using the Moody's baseline scenario economic forecast. The current forecast reflects, among other things, an increase in forecast levels of multifamily rental vacancies and unemployment, partially offset by a decrease in the severity of commercial real estate price index decline compared with the forecast at December 31, 2023.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2024

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2024	$66,542	$3,451	$28	$2,142	$60	$702
Provision for loan losses	8,463	1,287	(65)	30	137	180
Loans charged off	(12,316)	(819)	(34)	—	—	(2,102)
Recoveries of loans previously charged off	4,979	208	101	—	—	1,860
Balance, September 30, 2024	$67,668	$4,127	$30	$2,172	$197	$640

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2024	$77,482	$121,963	$63,848	$336,218
Provision for loan losses	(2,506)	(1,885)	672	6,313
Loans charged off	—	(58)	(23)	(15,352)
Recoveries of loans previously charged off	6	61	63	7,278
Balance, September 30, 2024	$74,982	$120,081	$64,560	$334,457

Nine Months Ended September 30, 2024

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2023	$64,053	$3,902	$50	$1,678	$345	$602
Provision for loan losses	31,479	2,450	(348)	494	(148)	343
Loans charged off	(40,150)	(2,836)	(138)	—	—	(6,910)
Recoveries of loans previously charged off	12,286	611	466	—	—	6,605
Balance, September 30, 2024	$67,668	$4,127	$30	$2,172	$197	$640

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2023	$61,017	$110,097	$65,356	$307,100
Provision for loan losses	13,911	9,900	(897)	57,184
Loans charged off	—	(571)	(49)	(50,654)
Recoveries of loans previously charged off	54	655	150	20,827
Balance, September 30, 2024	$74,982	$120,081	$64,560	$334,457

Three Months Ended September 30, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, June 30, 2023	$50,789	$4,548	$98	$2,335	$357	$776
Provision for loan losses	14,650	310	(149)	(589)	(9)	183
Loans charged off	(16,519)	(948)	(36)	—	—	(1,951)
Recoveries of loans previously charged off	4,745	203	158	—	—	1,639
Balance, September 30, 2023	$53,665	$4,113	$71	$1,746	$348	$647

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2023	$54,589	$96,140	$62,439	$272,071
Provision for loan losses	8,525	5,453	1,721	30,095
Loans charged off	—	—	(34)	(19,488)
Recoveries of loans previously charged off	74	371	236	7,426
Balance, September 30, 2023	$63,188	$101,964	$64,362	$290,104

Nine Months Ended September 30, 2023

(dollars in thousands)	Commercial, Financial and Agricultural	Consumer	Indirect Automobile	Mortgage Warehouse	Municipal	Premium Finance
Balance, December 31, 2022	$39,455	$5,413	$174	$2,118	$357	$1,025
Adjustment to allowance for adoption of ASU 2022-02	(105)	—	—	—	—	—
Provision for loan losses	46,050	2,146	(567)	(372)	(9)	141
Loans charged off	(42,068)	(4,140)	(135)	—	—	(5,220)
Recoveries of loans previously charged off	10,333	694	599	—	—	4,701
Balance, September 30, 2023	$53,665	$4,113	$71	$1,746	$348	$647

	Real Estate – Construction and Development	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2022	$32,659	$67,433	$57,043	$205,677
Adjustment to allowance for adoption of ASU 2022-02	(37)	(722)	(847)	(1,711)
Provision for loan losses	29,920	38,097	7,708	123,114
Loans charged off	—	(3,320)	(231)	(55,114)
Recoveries of loans previously charged off	646	476	689	18,138
Balance, September 30, 2023	$63,188	$101,964	$64,362	$290,104

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three and nine months ended September 30, 2024, and 2023:

Three Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – residential	$—	$3,185	$835	$2,833	$6,853	0.1%
Total	$—	$3,185	$835	$2,833	$6,853	—%

Nine Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$605	$—	$—	$—	$605	—%
Real estate – residential	—	8,671	1,336	4,170	14,177	0.3%
Total	$605	$8,671	$1,336	$4,170	$14,782	0.1%

Three Months Ended September 30, 2023
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$—	$520	$—	$520	—%
Real estate – commercial and farmland	—	697	832	1,529	—%
Real estate – residential	839	1,683	—	2,522	0.1%
Total	$839	$2,900	$832	$4,571	—%

Nine Months Ended September 30, 2023
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial, financial and agricultural	$1,180	$2,502	$—	$—	$3,682	0.1%
Real estate – construction and development	—	278	—	—	278	—%
Real estate – commercial and farmland	—	1,197	832	—	2,029	—%
Real estate – residential	1,033	3,165	—	348	4,546	0.1%
Total	$2,213	$7,142	$832	$348	$10,535	0.1%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $1.4 million at September 30, 2024 and $1.5 million at December 31, 2023, respectively.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024, and 2023, respectively:

Three Months Ended September 30, 2024

Term Extension
Loan Type	Financial Effect
Real estate - residential	Maturity dates were extended for a weighted average of 94 months.

Interest Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Rate was reduced by 3.63%

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended for a weighted average 101 months and rate was reduced by a weighted average 2.35%

Nine Months Ended September 30, 2024

Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were deferred for 16 months.

Term Extension
Loan Type	Financial Effect
Real estate - residential	Maturity dates were extended for a weighted average of 89 months

Interest Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Rate was reduced by a weighted average 2.88%

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended for a weighted average 104 months and rate was reduced by a weighted average 2.51%

Three Months Ended September 30, 2023
Payment Deferral
Loan Type	Financial Effect
Real estate – residential	Payments were deferred for four months

Term Extension
Loan Type	Financial Effect
Commercial, financial and agricultural	Maturity date was extended nine months
Real estate – commercial and farmland	Maturity date was extended 12 months.
Real estate - residential	Maturity dates were extended for a weighted average of 116 months.

Interest Rate Reduction
Loan Type	Financial Effect
Real estate – commercial and farmland	Interest rate was reduced by 4.75%.

Nine Months Ended September 30, 2023
Payment Deferral
Loan Type	Financial Effect
Commercial, financial and agricultural	Payments were reduced approximately 32% for three months before returning to a fully amortizing payment structure thereafter.
Commercial, financial and agricultural	Payments were reduced approximately 73% for four months before requiring full repayment.
Real estate – residential	Payments were deferred for a weighted average of four months

Term Extension
Loan Type	Financial Effect
Commercial, financial and agricultural	Maturity dates were extended for a weighted average of ten months.
Real estate – construction and development	Maturity date was extended for 11 months.
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of 12 months.
Real estate - residential	Maturity dates were extended for a weighted average of 92 months

Interest Rate Reduction
Loan Type	Financial Effect
Real estate – commercial and farmland	Interest rate was reduced by 4.75%

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended 58 months and rate was reduced by 1.375%

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of September 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$2,343	$959	$—	$—	$3,302
Real estate – commercial and farmland	2,544	—	—	—	2,544
Real estate – residential	11,189	2,872	615	2,572	17,248
Total	$16,076	$3,831	$615	$2,572	$23,094

As of December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial, financial and agricultural	$4,018	$355	$—	$799	$5,172
Real estate – commercial and farmland	6,692	1,129	—	—	7,821
Real estate – residential	5,113	711	442	1,106	7,372
Total	$15,823	$2,195	$442	$1,905	$20,365

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended September 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Commercial, financial and agricultural	$—	$—	$959	$—	$959
Real estate – commercial and farmland	815	—	—	—	815
Real estate – residential	—	5,793	—	2,233	8,026
Total	$815	$5,793	$959	$2,233	$9,800

The following table provides the amortized cost basis of financing receivables that had a payment default during the nine months ended September 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Commercial, financial and agricultural	$—	$—	$1,056	$—	$1,056
Real estate – commercial and farmland	815	—	—	—	815
Real estate – residential	—	6,400	—	2,233	8,633
Total	$815	$6,400	$1,056	$2,233	$10,504

The following table provides the amortized cost basis of financing receivables that had a payment default during both the three and nine months ended September 30, 2023 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral	Total
Commercial, financial and agricultural	$482	$815	$1,297
Real estate – construction and development	278	—	278
Real estate – commercial and farmland	500	—	500
Real estate – residential	1,090	194	1,284
Total	$2,350	$1,009	$3,359

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2024	December 31, 2023
FHLB borrowings:
Fixed Rate Advance due January 10, 2024; fixed interest rate of 5.450%	$—	$50,000
Fixed Rate Advance due January 17, 2024; fixed interest rate of 5.460%	—	100,000
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,369	1,378
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	948	954
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	1,020	1,128

Subordinated notes payable:
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $1,113 and $1,296, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94%	104,637	106,704
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $683 and $784, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month SOFR plus 3.63%	74,683	75,784
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,211 and $1,362, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,789	108,638

Other Debt:
Advance from correspondent bank due November 28, 2024; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.50%	—	10,000
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	10,000	10,000
	$346,446	$509,586

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2024, $3.94 billion was available for borrowing on lines with the FHLB.

As of September 30, 2024, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2024, the Bank had $3.20 billion of loans pledged at the Federal Reserve discount window and had $2.49 billion available for borrowing.

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

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2024
Balance, June 30, 2024	$(38,020)
Unrealized gain on debt securities available-for-sale, net of tax	22,296
Balance, September 30, 2024	$(15,724)

Three Months Ended September 30, 2023
Balance, June 30, 2023	$(50,618)
Unrealized loss on debt securities available-for-sale, net of tax	(10,200)
Balance, September 30, 2023	$(60,818)

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(35,939)
Unrealized gain on debt securities available-for-sale, net of tax	20,215
Balance, September 30, 2024	$(15,724)

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$(46,507)
Unrealized loss on debt securities available-for-sale, net of tax	(14,311)
Balance, September 30, 2023	$(60,818)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average common shares outstanding	68,798,093	68,879,352	68,811,727	69,023,201
Common share equivalents:
Stock options	—	—	—	57
Nonvested restricted share grants	127,894	46,489	112,042	51,170
Performance stock units	140,311	68,406	107,897	55,493
Average common shares outstanding, assuming dilution	69,066,298	68,994,247	69,031,666	69,129,921

There were no anti-dilutive securities excluded from the computation of earnings per share for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023 there were 2,559 and 84,487 anti-dilutive securities excluded from the computation of earnings per share, respectively.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	September 30, 2024	December 31, 2023
Mortgage loans held for sale	$552,778	$281,332
SBA loans held for sale	601	—
Total loans held for sale	$553,379	$281,332

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

Net gains of $1.9 million and $4.4 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and nine months ended September 30, 2024, respectively. Net losses of $3.2 million and $857,000 resulting from changes in fair value of these mortgage loans were recorded in income during the three and nine months ended September 30, 2023, respectively. A net loss of $2.2 million and a net gain of $5.2 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, a net loss of $207,000 and a net gain of $4.9 million, respectively, resulting from changes in the fair value of the related derivative financial instruments were recorded in income. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Aggregate fair value of mortgage loans held for sale	$552,778	$281,332
Aggregate unpaid principal balance of mortgage loans held for sale	540,985	273,915
Past-due loans of 90 days or more	—	781
Nonaccrual loans	—	781
Unpaid principal balance of nonaccrual loans	—	774

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Aggregate fair value of SBA loans held for sale	$601	$—
Aggregate unpaid principal balance of SBA loans held for sale	561	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2024 and December 31, 2023:

	Recurring Basis Fair Value Measurements
	September 30, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$630,671	$630,671	$—	$—
U.S. government sponsored agencies	995	—	995	—
State, county and municipal securities	25,929	—	25,929	—
Corporate debt securities	10,226	—	9,251	975
SBA pool securities	74,192	—	74,192	—
Mortgage-backed securities	699,539	—	699,539	—
Loans held for sale	553,379	—	553,379	—
Derivative financial instruments	6,590	—	6,590
Mortgage banking derivative instruments	5,061	—	5,061	—
Total recurring assets at fair value	$2,006,582	$630,671	$1,374,936	$975
Financial liabilities:
Derivative financial instruments	$7,007	$—	$7,007	$—
Risk participation agreement	48	—	48	—
Mortgage banking derivative instruments	1,982	—	1,982	—
Total recurring liabilities at fair value	$9,037	$—	$9,037	$—

	Recurring Basis Fair Value Measurements
	December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$720,877	$720,877	$—	$—
U.S. government sponsored agencies	985	—	985	—
State, county and municipal securities	28,051	—	28,051	—
Corporate debt securities	10,027	—	9,037	990
SBA pool securities	51,516	—	51,516	—
Mortgage-backed securities	591,488	—	591,488	—
Loans held for sale	281,332	—	281,332	—
Derivative financial instruments	5,937	—	5,937	—
Mortgage banking derivative instruments	3,636	—	3,636	—
Total recurring assets at fair value	$1,693,849	$720,877	$971,982	$990
Financial liabilities:
Derivative financial instruments	$6,203	$—	$6,203	$—
Mortgage banking derivative instruments	5,790	—	5,790	—
Total recurring liabilities at fair value	$11,993	$—	$11,993	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2024 and December 31, 2023:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Collateral-dependent loans	$45,532	$—	$—	$45,532
Other real estate owned	7,537	—	—	7,537
Total nonrecurring assets at fair value	$53,069	$—	$—	$53,069

December 31, 2023
Collateral-dependent loans	$36,978	$—	$—	$36,978
Other real estate owned	5,324	—	—	5,324
Total nonrecurring assets at fair value	$42,302	$—	$—	$42,302

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no changes in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2024
Recurring:
Debt securities available-for-sale	$975	Discounted cash flows	Probability of Default	10%	10%
			Loss Given Default	43%	43%
Nonrecurring:
Collateral-dependent loans	$45,532	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 66%	33%
Other real estate owned	$7,537	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 66%	33%
December 31, 2023
Recurring:
Debt securities available-for-sale	$990	Discounted cash flows	Probability of Default	11%	11%
			Loss Given Default	42%	42%
Nonrecurring:
Collateral-dependent loans	$36,978	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	11% - 60%	28%
Other real estate owned	$5,324	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 33%	22%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		September 30, 2024
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$231,515	$231,515	$—	$—	$231,515
Interest-bearing deposits in banks	1,127,641	1,127,641	—	—	1,127,641
Debt securities held-to-maturity	161,220	—	145,714	—	145,714
Loans, net	20,584,992	—	—	20,091,402	20,091,402
Financial liabilities:
Deposits	21,879,265	—	21,876,260	—	21,876,260
Other borrowings	346,446	—	339,973	—	339,973
Subordinated deferrable interest debentures	131,811	—	144,819	—	144,819

		Fair Value Measurements
		December 31, 2023
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$230,470	$230,470	$—	$—	$230,470
Interest-bearing deposits in banks	936,834	936,834	—	—	936,834
Debt securities held-to-maturity	141,512	—	122,731	—	122,731
Loans, net	19,925,225	—	—	19,332,899	19,332,899
Financial liabilities:
Deposits	20,708,509	—	20,707,463	—	20,707,463
Other borrowings	509,586	—	501,723	—	501,723
Subordinated deferrable interest debentures	130,315	—	141,407	—	141,407

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$3,484,890	$4,412,818
Unused home equity lines of credit	438,080	386,574
Financial standby letters of credit	41,926	37,546
Mortgage interest rate lock commitments	379,396	171,750

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2024 and the year ended December 31, 2023.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$30,566	$54,630	$41,558	$52,411
Provision for unfunded commitments	(204)	(5,634)	(11,196)	(3,415)
Balance at end of period	$30,362	$48,996	$30,362	$48,996

Other Commitments

As of September 30, 2024, letters of credit issued by the FHLB totaling $1.0 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$255,241	$60,789	$10,400	$28,716	$355,146
Interest expense	78,447	37,236	6,747	18,656	141,086
Net interest income	176,794	23,553	3,653	10,060	214,060
Provision for credit losses	5,566	254	(170)	457	6,107
Noninterest income	27,800	41,498	400	11	69,709
Noninterest expense
Salaries and employee benefits	62,634	23,233	621	2,212	88,700
Occupancy and equipment	10,725	957	6	28	11,716
Data processing and communications expenses	13,922	1,184	32	83	15,221
Other expenses	22,619	12,164	217	1,140	36,140
Total noninterest expense	109,900	37,538	876	3,463	151,777
Income before income tax expense	89,128	27,259	3,347	6,151	125,885
Income tax expense	18,992	5,724	703	1,254	26,673
Net income	$70,136	$21,535	$2,644	$4,897	$99,212

Total assets	$19,387,331	$4,899,282	$597,670	$1,515,499	$26,399,782
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	71,164	—	—	3,777	74,941

	Three Months Ended September 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$233,214	$54,532	$19,357	$23,450	$330,553
Interest expense	63,657	31,727	13,349	14,069	122,802
Net interest income	169,557	22,805	6,008	9,381	207,751
Provision for credit losses	22,510	2,399	(589)	139	24,459
Noninterest income	26,824	35,691	662	4	63,181
Noninterest expense
Salaries and employee benefits	57,435	21,231	924	2,308	81,898
Occupancy and equipment	11,473	1,182	1	89	12,745
Data processing and communications expenses	11,818	1,052	30	73	12,973
Other expenses	20,431	12,153	219	1,027	33,830
Total noninterest expense	101,157	35,618	1,174	3,497	141,446
Income before income tax expense	72,714	20,479	6,085	5,749	105,027
Income tax expense	18,163	4,301	1,278	1,170	24,912
Net income	$54,551	$16,178	$4,807	$4,579	$80,115

Total assets	$18,634,055	$4,980,246	$859,517	$1,224,012	$25,697,830
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	85,648	—	—	6,727	92,375

	Nine Months Ended September 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$734,220	$174,889	$46,263	$76,549	$1,031,921
Interest expense	219,421	104,307	30,290	50,534	404,552
Net interest income	514,799	70,582	15,973	26,015	627,369
Provision for credit losses	45,581	(296)	334	366	45,985
Noninterest income	91,690	130,408	2,168	32	224,298
Noninterest expense
Salaries and employee benefits	181,473	69,560	2,633	6,165	259,831
Occupancy and equipment	33,952	3,014	20	174	37,160
Data processing and communications expenses	40,862	3,826	116	264	45,068
Other expenses	71,680	38,091	752	3,263	113,786
Total noninterest expense	327,967	114,491	3,521	9,866	455,845
Income before income tax expense	232,941	86,795	14,286	15,815	349,837
Income tax expense	61,110	18,227	3,000	3,191	85,528
Net income	$171,831	$68,568	$11,286	$12,624	$264,309

	Nine Months Ended September 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$676,003	$155,988	$54,931	$61,299	$948,221
Interest expense	155,389	91,739	37,057	35,093	319,278
Net interest income	520,614	64,249	17,874	26,206	628,943
Provision for credit losses	110,801	8,530	(372)	745	119,704
Noninterest income	77,455	106,557	2,546	22	186,580
Noninterest expense
Salaries and employee benefits	171,698	63,321	2,498	6,627	244,144
Occupancy and equipment	34,331	3,689	2	231	38,253
Data processing and communications expenses	35,596	3,518	120	224	39,458
Other expenses	67,852	35,759	644	3,160	107,415
Total noninterest expense	309,477	106,287	3,264	10,242	429,270
Income before income tax expense	177,791	55,989	17,528	15,241	266,549
Income tax expense	44,850	11,758	3,681	3,089	63,378
Net income	$132,941	$44,231	$13,847	$12,152	$203,171

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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$820,295	$6,590	$7,007	$736,188	$5,937	$6,203
Risk participation agreement	26,163	—	48	26,163	—	65
Mortgage derivatives - interest rate lock commitments	379,396	5,061	—	171,750	3,636	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	925,200	—	1,982	663,015	—	5,790
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client swaps and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three and nine months ended September 30, 2024 and 2023.

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2024	2023	2024	2023
Interest rate contracts(1)	Other noninterest income	$(337)	$426	$(150)	$205
Risk participation agreement	Other noninterest income	(24)	—	17	—
Interest rate lock commitments	Mortgage banking activity	257	(1,423)	1,425	617
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	(2,434)	1,216	3,808	4,259
(1)Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps and offsetting positions.

NOTE 11 – LOAN SERVICING RIGHTS

The Company sells certain residential mortgage loans and SBA loans to third parties. All such transfers are accounted for as sales and the continuing involvement in the loans sold is limited to certain servicing responsibilities. The Company has also acquired servicing portfolios of residential mortgage and SBA loans. Loan servicing rights are initially recorded at fair value and subsequently recorded at the lower of cost or fair value, and are amortized over the remaining service life of the loans, with consideration given to prepayment assumptions. Loan servicing rights are recorded in other assets on the consolidated balance sheets.

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	September 30, 2024	December 31, 2023
Loan Servicing Rights
Residential mortgage	$101,855	$171,915
SBA	1,927	2,737
Total loan servicing rights	$103,782	$174,652

Residential Mortgage Loans

The Company sells certain first-lien residential mortgage loans to third party investors, primarily the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). For a portion of these loans, the Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees. The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the consolidated statements of income and comprehensive income as part of mortgage banking activity.

During the three and nine month periods ended September 30, 2024, the Company recorded servicing fee income of $14.0 million and $48.7 million, respectively. During the three and nine month periods ended September 30, 2023, the Company recorded servicing fee income of $15.8 million and $45.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing rights	2024	2023	2024	2023
Beginning carrying value, net	$145,306	$160,021	$171,915	$147,014
Additions	8,748	13,265	21,625	35,726
Amortization	(3,926)	(4,907)	(14,593)	(14,361)
Disposals	(48,273)	—	(77,092)	—
Ending carrying value, net	$101,855	$168,379	$101,855	$168,379

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	September 30, 2024	December 31, 2023
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$8,173,212	$12,454,454
Composition of residential loans serviced for others:
FHLMC	24.01%	17.54%
FNMA	70.27%	50.51%
GNMA	5.72%	31.95%
Total	100.00%	100.00%
Weighted average term (months)	353	355
Weighted average age (months)	34	27
Modeled prepayment speed	8.59%	8.56%
Decline in fair value due to a 10% adverse change	$(3,220)	$(4,492)
Decline in fair value due to a 20% adverse change	$(6,509)	$(9,444)
Weighted average discount rate	10.26%	10.98%
Decline in fair value due to a 10% adverse change	$(3,662)	$(5,110)
Decline in fair value due to a 20% adverse change	$(7,646)	$(11,181)

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

During the three and nine month periods ended September 30, 2024, the Company recorded servicing fee income of $538,000 and $1.7 million, respectively. During the three and nine month periods ended September 30, 2023, the Company recorded servicing fee income of $734,000 and $2.2 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
SBA servicing rights	2024	2023	2024	2023
Beginning carrying value, net	$2,156	$3,097	$2,737	$3,443
Additions	16	33	92	348
Amortization	(245)	(308)	(902)	(969)
Ending carrying value, net	$1,927	$2,822	$1,927	$2,822

(dollars in thousands)	September 30, 2024	December 31, 2023
SBA servicing rights
Unpaid principal balance of loans serviced for others	$226,762	$271,164
Weighted average life (in years)	3.05	3.31
Modeled prepayment speed	22.61%	20.83%
Decline in fair value due to a 10% adverse change	(161)	(171)
Decline in fair value due to a 20% adverse change	(307)	(327)
Weighted average discount rate	11.13%	14.70%
Decline in fair value due to a 100 basis point adverse change	(58)	(69)
Decline in fair value due to a 200 basis point adverse change	(113)	(135)

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2024, as compared with December 31, 2023, and operating results for the three and nine month periods ended September 30, 2024 and 2023. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $99.2 million, or $1.44 per diluted share, for the quarter ended September 30, 2024, compared with $80.1 million, or $1.16 per diluted share, for the same period in 2023. The Company’s return on average assets and average shareholders’ equity were 1.49% and 10.91%, respectively, in the third quarter of 2024, compared with 1.25% and 9.56%, respectively, in the third quarter of 2023. During the third quarter of 2024, the Company a recorded pre-tax gain on sale of mortgage servicing rights of $5.2 million and an expense related to natural disasters of $150,000. Excluding these adjustment items, the Company’s net income would have been $95.2 million, or $1.38 per diluted share, for the third quarter of 2024 and $80.1 million, or $1.16 per diluted share, for the third quarter of 2023.

Below is a reconciliation of adjusted net income to net income, as discussed above:

	Three Months Ended September 30,
(in thousands, except share and per share data)	2024	2023
Net income	$99,212	$80,115
Adjustment items:
Gain on sale of MSR	(5,245)	—
Natural disaster expense	150	—
Tax effect of adjustment items (Note 1)	1,070	—
After tax adjustment items	(4,025)	—
Adjusted net income	$95,187	$80,115

Weighted average common shares outstanding - diluted	69,066,298	68,994,247
Net income per diluted share	$1.44	$1.16
Adjusted net income per diluted share	$1.38	$1.16

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the third quarter of 2024 and 2023, respectively:

	Three Months Ended September 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$255,241	$60,789	$10,400	$28,716	$355,146
Interest expense	78,447	37,236	6,747	18,656	141,086
Net interest income	176,794	23,553	3,653	10,060	214,060
Provision for credit losses	5,566	254	(170)	457	6,107
Noninterest income	27,800	41,498	400	11	69,709
Noninterest expense
Salaries and employee benefits	62,634	23,233	621	2,212	88,700
Occupancy and equipment	10,725	957	6	28	11,716
Data processing and communications expenses	13,922	1,184	32	83	15,221
Other expenses	22,619	12,164	217	1,140	36,140
Total noninterest expense	109,900	37,538	876	3,463	151,777
Income before income tax expense	89,128	27,259	3,347	6,151	125,885
Income tax expense	18,992	5,724	703	1,254	26,673
Net income	$70,136	$21,535	$2,644	$4,897	$99,212

	Three Months Ended September 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$233,214	$54,532	$19,357	$23,450	$330,553
Interest expense	63,657	31,727	13,349	14,069	122,802
Net interest income	169,557	22,805	6,008	9,381	207,751
Provision for credit losses	22,510	2,399	(589)	139	24,459
Noninterest income	26,824	35,691	662	4	63,181
Noninterest expense
Salaries and employee benefits	57,435	21,231	924	2,308	81,898
Occupancy and equipment	11,473	1,182	1	89	12,745
Data processing and communications expenses	11,818	1,052	30	73	12,973
Other expenses	20,431	12,153	219	1,027	33,830
Total noninterest expense	101,157	35,618	1,174	3,497	141,446
Income before income tax expense	72,714	20,479	6,085	5,749	105,027
Income tax expense	18,163	4,301	1,278	1,170	24,912
Net income	$54,551	$16,178	$4,807	$4,579	$80,115

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2024 and 2023. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$997,308	$13,633	5.44%	$864,028	$10,769	4.94%
Investment securities - taxable	1,733,418	15,555	3.57%	1,650,164	14,754	3.55%
Investment securities - nontaxable	41,496	426	4.08%	40,896	418	4.06%
Loans held for sale	575,461	9,142	6.32%	464,452	7,460	6.37%
Loans	21,023,629	317,358	6.01%	20,371,689	298,102	5.81%
Total interest-earning assets	24,371,312	356,114	5.81%	23,391,229	331,503	5.62%
Noninterest-earning assets	2,071,672			2,134,684
Total assets	$26,442,984			$25,525,913

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,753,528	$20,535	2.18%	$3,661,701	$17,255	1.87%
MMDA	6,508,770	61,620	3.77%	5,527,731	45,683	3.28%
Savings accounts	765,909	960	0.50%	915,678	1,791	0.78%
Retail CDs	2,478,875	26,775	4.30%	2,200,413	19,013	3.43%
Brokered CDs	1,493,352	19,808	5.28%	1,441,854	19,257	5.30%
Total interest-bearing deposits	15,000,434	129,698	3.44%	13,747,377	102,999	2.97%
Non-deposit funding
FHLB advances	358,332	4,443	4.93%	943,855	12,543	5.27%
Other borrowings	298,073	3,514	4.69%	312,572	3,821	4.85%
Subordinated deferrable interest debentures	131,547	3,431	10.38%	129,554	3,439	10.53%
Total non-deposit funding	787,952	11,388	5.75%	1,385,981	19,803	5.67%
Total interest-bearing liabilities	15,788,386	141,086	3.55%	15,133,358	122,802	3.22%
Demand deposits	6,622,952			6,655,191
Other liabilities	413,594			412,404
Shareholders’ equity	3,618,052			3,324,960
Total liabilities and shareholders’ equity	$26,442,984			$25,525,913
Interest rate spread			2.26%			2.40%
Net interest income		$215,028			$208,701
Net interest margin			3.51%			3.54%

On a tax-equivalent basis, net interest income for the third quarter of 2024 was $215.0 million, an increase of $6.3 million, or 3.03%, compared with $208.7 million reported in the same quarter in 2023. The increase in net interest income is primarily a result of increased yield on loans and interest-bearing deposits in other banks in addition to growth in average earning assets, partially offset by increased cost of funds as market interest rates have risen. Average interest-earning assets increased $980.1 million, or 4.19%, from $23.39 billion in the third quarter of 2023 to $24.37 billion for the third quarter of 2024. This growth in interest-earning assets resulted primarily from organic loan growth. The Company’s net interest margin during the third quarter of 2024 was 3.51%, down three basis points from 3.54% reported in the third quarter of 2023. Loan production amounted to $5.1 billion during the third quarter of 2024, with weighted average yields of 7.52%, compared with $4.8 billion and 7.56%, respectively, during the third quarter of 2023.

Total interest income, on a tax-equivalent basis, increased to $356.1 million during the third quarter of 2024, compared with $331.5 million in the same quarter of 2023.  Yields on earning assets increased to 5.81% during the third quarter of 2024, compared with 5.62% reported in the third quarter of 2023. During the third quarter of 2024, loans comprised 88.6% of average earning assets, compared with 89.1% in the same quarter of 2023. Yields on loans increased to 6.01% in the third quarter of 2024, compared with 5.81% in the same period of 2023.

The yield on interest-bearing deposits increased from 2.97% in the third quarter of 2023 to 3.44% in the third quarter of 2024. The yield on total interest-bearing liabilities increased from 3.22% in the third quarter of 2023 to 3.55% in the third quarter of 2024. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 2.50% in the third quarter of 2024, compared with 2.24% during the third quarter of 2023. Deposit costs increased from 2.00% in the third quarter of 2023 to 2.39% in the third quarter of 2024. Non-deposit funding costs increased from 5.67% in the third quarter of 2023 to 5.75% in the third quarter of 2024.

Provision for Credit Losses

The Company’s provision for credit losses during the third quarter of 2024 amounted to $6.1 million, compared with $24.5 million in the third quarter of 2023. This decrease was attributable to the updated economic forecast, partially offset by loan mix changes. The provision for credit losses for the third quarter of 2024 was comprised of $6.3 million related to loans, negative $204,000 related to unfunded commitments and negative $2,000 related to other credit losses, compared with $30.1 million related to loans, negative $5.6 million related to unfunded commitments and negative $2,000 provision related to other credit losses for the third quarter of 2023. Non-performing assets as a percentage of total assets decreased 25 basis points to 0.44% at September 30, 2024, compared with 0.69% at December 31, 2023. The decrease in non-performing assets is primarily attributable to decreases in nonaccrual loans of $55.6 million and accruing loans delinquent 90 days or more of $4.8 million, partially offset by an increase in other real estate owned of $3.3 million. The decrease in nonaccrual loans primarily resulted from a sale of MSRs which reduced exposure to GNMA nonaccrual loans from $90.2 million at December 31, 2023 to $8.2 million at September 30, 2024, partially offset by portfolio loans moved to nonaccrual during the year-to-date period. The Company recognized net charge-offs on loans during the third quarter of 2024 of approximately $8.1 million, or 0.15% of average loans on an annualized basis, compared with net charge-offs of approximately $12.1 million, or 0.23%, in the third quarter of 2023. The Company’s total allowance for credit losses on loans at September 30, 2024 was $334.5 million, or 1.60% of total loans, compared with $307.1 million, or 1.52% of total loans, at December 31, 2023. This increase is primarily attributable to organic growth in loans and the updated economic forecast.

Noninterest Income

Total noninterest income for the third quarter of 2024 was $69.7 million, an increase of $6.5 million, or 10.3%, from the $63.2 million reported in the third quarter of 2023.  Income from mortgage banking activities was $37.9 million in the third quarter of 2024, an increase of $1.7 million, or 4.6%, from $36.3 million in the third quarter of 2023. Total production in the third quarter of 2024 amounted to $1.16 billion, compared with $1.18 billion in the same quarter of 2023, while gain on sale spread increased to 2.17% in the current quarter, compared with 2.15% in the same quarter of 2023. The retail mortgage open pipeline finished the third quarter of 2024 at $813.7 million, compared with $802.2 million at June 30, 2024 and $623.9 million at the end of the third quarter of 2023.

Service charges on deposit accounts increased $826,000, or 6.8%, to $12.9 million in the third quarter of 2024, compared with $12.1 million in the third quarter of 2023. Net loss on securities improved to $8,000 in the third quarter of 2024, compared with $16,000 in the third quarter of 2023. Other noninterest income increased $4.1 million, or 30.1%, to $17.7 million for the third quarter of 2024, compared with $13.6 million during the third quarter of 2023. The increase in other noninterest income was primarily attributable to a gain on sale of mortgage servicing rights of $5.2 million and an increase in BOLI income of $1.5 million, partially offset by a decline in fee income in our equipment finance division and derivative income of $1.6 million and $718,000, respectively.

Noninterest Expense

Total noninterest expense for the third quarter of 2024 increased $10.3 million, or 7.3%, to $151.8 million, compared with $141.4 million in the same quarter 2023. Salaries and employee benefits increased $6.8 million, or 8.3%, from $81.9 million in the third quarter of 2023 to $88.7 million in the third quarter of 2024, due primarily to increases in health insurance cost, annual merit increases and variable compensation related to mortgage production. Data processing and communications expenses increased $2.2 million, or 17.3%, to $15.2 million in the third quarter of 2024, compared with $13.0 million in the third quarter of 2023. Advertising and marketing expense was $4.1 million in the third quarter of 2024, compared with $2.7 million in the third quarter of 2023, with the increase primarily due to a new deposit marketing campaign initiated in the second quarter of 2024. Amortization of intangible assets decreased $245,000, or 5.5%, from $4.4 million in the third quarter of 2023 to $4.2 million in the third quarter of 2024. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $664,000, or 7.1%, from $9.3 million in the third quarter of 2023 to $8.6 million in the third quarter of 2024, primarily attributable to the sale of mortgage servicing rights in the second and third quarters of 2024 partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $603,000, or 3.2%, from $18.8 million in the third quarter of 2023 to $19.4 million in the third quarter of 2024, due primarily to an increase in legal and other professional fees of $601,000.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the third quarter of 2024, the Company reported income tax expense of $26.7 million, compared with $24.9 million in the same period of 2023. The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 21.2% and 23.7%, respectively. The decrease in the effective rate for the three months ended September 30, 2024 is primarily related to a favorable return-to-provision adjustment resulting from reduced state apportionment.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $264.3 million, or $3.83 per diluted share, for the nine months ended September 30, 2024, compared with $203.2 million, or $2.94 per diluted share, for the same period in 2023. The Company’s return on average assets and average shareholders’ equity were 1.36% and 9.98%, respectively, in the nine months ended September 30, 2024, compared with 1.07% and 8.26%, respectively, in the same period in 2023. During the first nine months of 2024, the Company recorded a pre-tax gain on conversion of its Visa Class B-1 stock of $12.6 million, a pre-tax gain on sale of mortgage servicing rights of $10.0 million, a pre-tax FDIC special assessment of $2.0 million, a pre-tax gain on BOLI proceeds of $1.5 million, a pre-tax natural disaster expense of $150,000 and a $4.8 million expense related to the termination of certain BOLI policies during the quarter, the proceeds of which the Company will reinvest in higher yielding policies. During the first nine months of 2023, the Company recorded pre-tax gain on BOLI proceeds of $486,000. Excluding these adjustment items, the Company’s net income would have been $251.6 million, or $3.64 per diluted share, for the nine months ended September 30, 2024 and $202.7 million, or $2.93 per diluted share, for the same period in 2023.

Below is a reconciliation of adjusted net income to net income, as discussed above.

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023
Net income available to common shareholders	$264,309	$203,171
Adjustment items:
Gain on sale of MSR	(9,958)	—
Gain on conversion of Visa Class B-1 stock	(12,554)	—
Natural disaster expense	150	—
Gain on BOLI proceeds	(1,464)	(486)
FDIC special assessment	2,014	—
Tax effect of adjustment items (Note 1)	4,273	—
After tax adjustment items	(17,539)	(486)
Tax expense attributable to BOLI restructuring	4,792	—
Adjusted net income	$251,562	$202,685

Weighted average common shares outstanding - diluted	69,031,666	69,129,921
Net income per diluted share	$3.83	$2.94
Adjusted net income per diluted share	$3.64	$2.93

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$734,220	$174,889	$46,263	$76,549	$1,031,921
Interest expense	219,421	104,307	30,290	50,534	404,552
Net interest income	514,799	70,582	15,973	26,015	627,369
Provision for loan losses	45,581	(296)	334	366	45,985
Noninterest income	91,690	130,408	2,168	32	224,298
Noninterest expense
Salaries and employee benefits	181,473	69,560	2,633	6,165	259,831
Occupancy and equipment	33,952	3,014	20	174	37,160
Data processing and communications expenses	40,862	3,826	116	264	45,068
Other expenses	71,680	38,091	752	3,263	113,786
Total noninterest expense	327,967	114,491	3,521	9,866	455,845
Income before income tax expense	232,941	86,795	14,286	15,815	349,837
Income tax expense	61,110	18,227	3,000	3,191	85,528
Net income	$171,831	$68,568	$11,286	$12,624	$264,309

	Nine Months Ended September 30, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$676,003	$155,988	$54,931	$61,299	$948,221
Interest expense	155,389	91,739	37,057	35,093	319,278
Net interest income	520,614	64,249	17,874	26,206	628,943
Provision for loan losses	110,801	8,530	(372)	745	119,704
Noninterest income	77,455	106,557	2,546	22	186,580
Noninterest expense
Salaries and employee benefits	171,698	63,321	2,498	6,627	244,144
Occupancy and equipment	34,331	3,689	2	231	38,253
Data processing and communications expenses	35,596	3,518	120	224	39,458
Other expenses	67,852	35,759	644	3,160	107,415
Total noninterest expense	309,477	106,287	3,264	10,242	429,270
Income before income tax expense	177,791	55,989	17,528	15,241	266,549
Income tax expense	44,850	11,758	3,681	3,089	63,378
Net income	$132,941	$44,231	$13,847	$12,152	$203,171

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2024 and 2023. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$940,548	$38,646	5.49%	$907,433	$33,568	4.95%
Investment securities - taxable	1,665,902	45,595	3.66%	1,688,656	44,969	3.56%
Investment securities - nontaxable	41,393	1,267	4.09%	42,168	1,277	4.05%
Loans held for sale	463,680	22,679	6.53%	510,690	22,865	5.99%
Loans	20,722,659	926,612	5.97%	20,121,143	848,375	5.64%
Total interest-earning assets	23,834,182	1,034,799	5.80%	23,270,090	951,054	5.46%
Noninterest-earning assets	2,065,435			2,155,974
Total assets	$25,899,617			$25,426,064

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,802,501	$62,129	2.18%	$3,917,476	$50,291	1.72%
MMDA	6,238,615	173,905	3.72%	5,176,794	108,716	2.81%
Savings accounts	781,072	2,930	0.50%	976,684	5,375	0.74%
Retail CDs	2,429,505	77,062	4.24%	1,947,739	41,393	2.84%
Brokered CDs	1,347,836	53,091	5.26%	991,554	38,493	5.19%
Total interest-bearing deposits	14,599,529	369,117	3.38%	13,010,247	244,268	2.51%
Non-deposit funding
FHLB advances	375,328	14,188	5.05%	1,436,753	52,213	4.86%
Other borrowings	304,554	10,967	4.81%	330,035	13,072	5.30%
Subordinated deferrable interest debentures	131,052	10,280	10.48%	129,059	9,725	10.07%
Total non-deposit funding	810,934	35,435	5.84%	1,895,847	75,010	5.29%
Total interest-bearing liabilities	15,410,463	404,552	3.51%	14,906,094	319,278	2.86%
Demand deposits	6,528,572			6,838,618
Other liabilities	423,023			391,646
Shareholders’ equity	3,537,559			3,289,706
Total liabilities and shareholders’ equity	$25,899,617			$25,426,064
Interest rate spread			2.29%			2.60%
Net interest income		$630,247			$631,776
Net interest margin			3.53%			3.63%

On a tax-equivalent basis, net interest income for the nine months ended September 30, 2024 was $630.2 million, a decrease of $1.5 million, or 0.24%, compared with $631.8 million reported in the same period of 2023. The lower net interest income is a result of increased yield on interest-bearing deposits and a shift in deposit mix as interest rates have risen, partially offset by growth in average earning assets and increased associated market rates. Average interest earning assets increased $564.1 million, or 2.42%, from $23.27 billion in the first nine months of 2023 to $23.83 billion for the first nine months of 2024. This growth in interest earning assets resulted primarily from organic growth in average loans, partially offset by paydowns on the securities portfolio and average loans held for sale. The Company’s net interest margin during the first nine months of 2024 was 3.53%, down 10 basis points from 3.63% reported for the first nine months of 2023. Loan production amounted to $14.1 billion during the first nine months of 2024, with weighted average yields of 7.54%, compared with $14.0 billion and 7.19%, respectively, during the first nine months of 2023.

Total interest income, on a tax-equivalent basis, increased to $1.03 billion during the nine months ended September 30, 2024, compared with $951.1 million in the same period of 2023. Yields on earning assets increased to 5.80% during the first nine months of 2024, compared with 5.46% reported in the same period of 2023. During the first nine months of 2024, loans comprised 88.9% of average earning assets, compared with 88.7% in the same period of 2023. Yields on loans increased to 5.97% during the nine months ended September 30, 2024, compared with 5.64% in the same period of 2023.

The yield on total interest-bearing liabilities increased from 2.86% during the nine months ended September 30, 2023 to 3.51% in the same period of 2024. Total funding costs, inclusive of noninterest-bearing demand deposits, increased to 2.46% in the first nine months of 2024, compared with 1.96% during the same period of 2023. Deposit costs increased from 1.65% in the first nine months of 2023 to 2.33% in the same period of 2024. Non-deposit funding costs increased from 5.29% in the first nine months of 2023 to 5.84% in the same period of 2024.

Provision for Credit Losses

The Company’s provision for credit losses during the nine months ended September 30, 2024 amounted to $46.0 million, compared with $119.7 million in the nine months ended September 30, 2023. This decrease was primarily attributable to the updated economic forecast during the first nine months of 2024, partially offset by organic loan growth. The provision for credit losses for the first nine months of 2024 was comprised of $57.2 million related to loans, negative $11.2 million related to unfunded commitments and negative $3,000 related to other credit losses, compared with $123.1 million related to loans, negative $3.4 million related to unfunded commitments and $5,000 related to other credit losses for the same period in 2023. Non-performing assets as a percentage of total assets decreased from 0.69% at December 31, 2023 to 0.44% at September 30, 2024. The decrease in non-performing assets is primarily attributable to a decrease in nonaccrual loans of $55.6 million and a decrease in accruing loans delinquent 90 days or more of $4.8 million, partially offset by an increase in other real estate owned of $3.3 million. The decrease in nonaccrual loans primarily resulted from a sale of MSRs which reduced exposure to GNMA nonaccrual loans from $90.2 million at December 31, 2023 to $8.2 million at September 30, 2024, partially offset by portfolio loans moved to nonaccrual during the year-to-date period. Net charge-offs on loans during the first nine months of 2024 were $29.8 million, or 0.19% of average loans on an annualized basis, compared with approximately $37.0 million, or 0.25%, in the first nine months of 2023. The Company’s total allowance for credit losses on loans at September 30, 2024 was $334.5 million, or 1.60% of total loans, compared with $307.1 million, or 1.52% of total loans, at December 31, 2023. This increase is primarily attributable to organic growth in loans and the updated economic forecast.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2024 was $224.3 million, an increase of $37.7 million, or 20.2%, from the $186.6 million reported for the nine months ended September 30, 2023.  Income from mortgage banking activities increased $15.4 million, or 14.2%, from $108.4 million in the first nine months of 2023 to $123.8 million in the same period of 2024. Total production in the first nine months of 2024 amounted to $3.39 billion, compared with $3.45 billion in the same period of 2023, while gain on sale spread increased to 2.37% during the nine months ended September 30, 2024, compared with 2.11% in the same period of 2023. The retail mortgage open pipeline was $813.7 million at September 30, 2024, compared with $400.1 million at December 31, 2023 and $623.9 million at September 30, 2023.

Net gain on securities increased to $12.3 million for the nine months ended September 30, 2024, compared with a loss of $16,000 for the nine months ended September 30, 2023. This increase was primarily due to the conversion of Visa Class B-1 stock resulting in a gain of $12.6 million and related realized gain (loss) on subsequent sales and mark-to-market adjustments post-conversion. Other noninterest income increased $6.6 million, or 16.2%, to $47.3 million for the first nine months of 2024, compared with $40.7 million during the same period of 2023. The increase in other noninterest income was primarily attributable to a gain on sale of mortgage servicing rights of $10.0 million and an increase in BOLI income of $1.7 million, partially offset by declines in derivative fee income, fee income in our equipment finance division and gain on sale of SBA loans of $2.4 million, $1.9 million and $914,000, respectively.

Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2024 increased $26.6 million, or 6.2%, to $455.8 million, compared with $429.3 million in the same period of 2023. Salaries and employee benefits increased $15.7 million, or 6.4%, from $244.1 million in the first nine months of 2023 to $259.8 million in the same period of 2024, due primarily to increases in health insurance costs, variable compensation related to mortgage production, and stock-based compensation related to performance awards, in addition to a reduction in deferred origination costs. Data processing and communications expenses increased $5.6 million, or 14.2%, to $45.1 million in the first nine months of 2024, from $39.5 million reported in the same period of 2023. Amortization of intangible assets decreased $810,000, or 5.9%, from $13.8 million in the first nine months of 2023 to $13.0 million in the first nine months of 2024. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses increased $1.5 million, or 5.6%, from $26.4 million in the first nine months of 2023 to $27.9 million in the same period of 2024, primarily attributable to additional mortgage loans serviced added from mortgage production over the previous year, partially offset by reductions from sales of MSRs. Other noninterest expenses increased $3.1 million, or 5.3%, from $58.4 million in the first nine months of 2023 to $61.5 million in the same period of 2024, due primarily to $2.0 million in FDIC special assessment expenses as well as a $4.1 million increase in business license expense. These increases in other noninterest expenses were partially offset by decreases from the first nine months of 2023 in fraud/forgery and other losses of $4.6 million and legal and other professional fees of $792,000.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the nine months ended September 30, 2024, the Company reported income tax expense of $85.5 million, compared with $63.4 million in the same period of 2023. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 24.4% and 23.8%, respectively. The increase in the effective tax rate is primarily a result of a $4.8 million tax expense related to BOLI surrender during the period, partially offset by a favorable return-to-provision adjustment resulting from reduced state apportionment.

Financial Condition as of September 30, 2024

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

Management and the Company’s ALCO Committee evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If neither of the above criteria is met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis of the security. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income, net of tax, as a non credit-related impairment. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2024, management determined that $66,000 was attributable to credit impairment and, accordingly, an allowance for credit losses was established. The remaining $24.4 million in unrealized loss was determined to be from factors other than credit.

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of our investment portfolio at the dates indicated:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$631,992	$630,671	$732,636	$720,877
U.S. government-sponsored agencies	1,013	995	1,023	985
State, county and municipal securities	26,652	25,929	28,986	28,051
Corporate debt securities	10,946	10,226	10,946	10,027
SBA pool securities	75,276	74,192	53,033	51,516
Mortgage-backed securities	713,439	699,539	621,013	591,488
Total debt securities available-for-sale	$1,459,318	$1,441,552	$1,447,637	$1,402,944

Securities held-to-maturity
State, county and municipal securities	$33,648	$28,741	$31,905	$26,854
Mortgage-backed securities	127,572	116,973	109,607	95,877
Total debt securities held-to-maturity	$161,220	$145,714	$141,512	$122,731

The amounts of securities available-for-sale and held-to-maturity in each category as of September 30, 2024 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$272,516	2.83%	$995	2.16%	$3,978	3.95%
After one year through five years	358,155	3.46	—	—	14,498	3.95
After five years through ten years	—	—	—	—	7,453	3.94
After ten years	—	—	—	—	—	—
	$630,671	3.19%	$995	2.16%	$25,929	3.95%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$2,182	2.46%	$11,134	2.47%
After one year through five years	8,846	6.80	1,993	2.32	290,465	3.11
After five years through ten years	—	—	60,891	5.66	38,849	2.95
After ten years	1,380	8.27	9,126	3.25	359,091	4.02
	$10,226	7.05%	$74,192	5.16%	$699,539	3.56%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	25,293	2.88
After five years through ten years	—	—	59,117	2.52
After ten years	33,648	3.94	43,162	3.45
	$33,648	3.94%	$127,572	2.91%
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

Loans and Allowance for Credit Losses

At September 30, 2024, gross loans outstanding (including loans and loans held for sale) were $21.52 billion, up $967.7 million from $20.55 billion reported at December 31, 2023. Loans increased $695.7 million, or 3.4%, from $20.27 billion at December 31, 2023 to $20.96 billion at September 30, 2024, driven by organic growth. Loans held for sale increased from $281.3 million at December 31, 2023 to $553.4 million at September 30, 2024 primarily in our mortgage division.

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

At the end of the third quarter of 2024, the ACL on loans totaled $334.5 million, or 1.60% of loans, compared with $307.1 million, or 1.52% of loans, at December 31, 2023. Our nonaccrual loans decreased from $151.1 million at December 31, 2023 to $95.5 million at September 30, 2024. For the first nine months of 2024, our net charge off ratio as a percentage of average loans decreased to 0.19%, compared with 0.25% for the first nine months of 2023. The total provision for credit losses for the first nine months of 2024 was $46.0 million, decreasing from a provision of $119.7 million recorded for the first nine months of 2023. Our ratio of total nonperforming assets to total assets was down 25 basis points from 0.69% at December 31, 2023 to 0.44% at September 30, 2024.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Balance of allowance for credit losses on loans at beginning of period	$307,100	$205,677
Adjustment to allowance for adoption of ASU 2022-02	—	(1,711)
Provision charged to operating expense	57,184	123,114
Charge-offs:
Commercial, financial and agricultural	40,150	42,068
Consumer	2,836	4,140
Indirect automobile	138	135
Premium finance	6,910	5,220
Real estate – commercial and farmland	571	3,320
Real estate – residential	49	231
Total charge-offs	50,654	55,114

Recoveries:
Commercial, financial and agricultural	12,286	10,333
Consumer	611	694
Indirect automobile	466	599
Premium finance	6,605	4,701
Real estate – construction and development	54	646
Real estate – commercial and farmland	655	476
Real estate – residential	150	689
Total recoveries	20,827	18,138
Net charge-offs	29,827	36,976
Balance of allowance for credit losses on loans at end of period	$334,457	$290,104

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023
Allowance for credit losses on loans at end of period	$334,457	$290,104
Net charge-offs for the period	29,827	36,976
Loan balances:
End of period	20,964,981	20,201,079
Average for the period	20,722,659	20,121,143
Net charge-offs as a percentage of average loans (annualized)	0.19%	0.25%
Allowance for credit losses on loans as a percentage of end of period loans	1.60%	1.44%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial, financial and agricultural	$2,949,957	$2,688,929
Consumer	210,310	241,552
Indirect automobile	10,891	34,257
Mortgage warehouse	985,910	818,728
Municipal	449,561	492,668
Premium finance	1,246,452	946,562
Real estate – construction and development	2,232,114	2,129,187
Real estate – commercial and farmland	8,249,981	8,059,754
Real estate – residential	4,629,805	4,857,666
	$20,964,981	$20,269,303

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of September 30, 2024 and December 31, 2023 is below:

September 30, 2024 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$136,305	$2,169	$678	$139,152
Multifamily residential	1,295,806	110	—	1,295,916
Owner occupied CRE	1,851,161	7,126	39,362	1,897,649
Non-owner occupied CRE	4,822,821	84,830	9,613	4,917,264
Total real estate - commercial and farmland	$8,106,093	$94,235	$49,653	$8,249,981

December 31, 2023 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$158,456	$—	$635	$159,091
Multifamily residential	877,970	50,000	—	927,970
Owner occupied CRE	1,858,658	29,668	27,114	1,915,440
Non-owner occupied CRE	4,973,466	67,362	16,425	5,057,253
Total real estate - commercial and farmland	$7,868,550	$147,030	$44,174	$8,059,754

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Anchored Retail	$1,092,365	$1,143,155
Office	948,783	1,017,627
Warehouse / industrial	711,876	679,877
Strip center, non-anchored	557,401	582,921
Hotel	432,559	460,060
Retail	369,011	373,507
Mini storage warehouse	338,983	337,660
Medical office building	238,825	219,318
Assisted living facilities	115,047	132,900
Miscellaneous	112,414	110,228
Total non-owner occupied CRE	$4,917,264	$5,057,253

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

Nonaccrual loans totaled $95.5 million at September 30, 2024, a decrease of $55.6 million, or 36.8%, from $151.1 million at December 31, 2023. Accruing loans delinquent 90 days or more totaled $12.2 million at September 30, 2024, a decrease of $4.8 million, or 28.0%, compared with $17.0 million at December 31, 2023. At September 30, 2024, OREO totaled $9.5 million, an increase of $3.3 million, or 53.0%, compared with $6.2 million at December 31, 2023. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2024, total non-performing assets as a percent of total assets was down 25.00 basis points from 0.69% at December 31, 2023 to 0.44% at September 30, 2024.

Non-performing assets at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans(1)	$95,507	$151,117
Accruing loans delinquent 90 days or more	12,234	16,988
Repossessed assets	19	17
Other real estate owned	9,482	6,199
Total non-performing assets	$117,242	$174,321

(1) Included in nonaccrual loans were $8.2 million and $90.2 million of serviced GNMA-guaranteed nonaccrual loans at September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2024 and December 31, 2023. The loan categories and concentrations below are based on Federal Reserve Call codes:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$2,232,115	11%	$2,129,187	11%
Multi-family loans	1,295,916	6%	927,970	5%
Nonfarm non-residential loans (excluding owner-occupied)	4,917,264	23%	5,057,253	25%
Total CRE Loans (excluding owner-occupied)	8,445,295	40%	8,114,410	40%
All other loan types	12,519,686	60%	12,154,893	60%
Total Loans	$20,964,981	100%	$20,269,303	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of September 30, 2024 and December 31, 2023:

	Internal Limit	Actual
		September 30, 2024	December 31, 2023
Construction and development loans	100%	71%	74%
Total CRE loans (excluding owner-occupied)	300%	270%	282%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of IRLC instruments amounted to an asset of $5.1 million and $3.6 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023 forward contracts were recorded with a liability balance of $2.0 million and $5.8 million, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $6.6 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively, and a liability of $7.0 million and $6.2 million at September 30, 2024 and December 31, 2023, respectively.

Deposits

Total deposits at the Company increased $1.17 billion, or 5.7%, to $21.88 billion at September 30, 2024, compared with $20.71 billion at December 31, 2023. Noninterest-bearing deposits increased $178.7 million, or 2.8%, and interest-bearing deposits increased $992.1 million, or 7.0%, during the first nine months of 2024. At September 30, 2024, the Company had approximately $1.64 billion in short-term brokered CDs, compared with $1.14 billion at December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had estimated uninsured deposits of $9.47 billion and $9.13 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $2.64 billion, or 27.9%, of the uninsured deposits at September 30, 2024 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 24, 2024. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2025.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2024, an aggregate of $8.3 million, or 194,274 shares of the Company's common stock, had been repurchased under the program's October 26, 2023 renewal, which also included the replenishment of the program to $100.0 million.

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

As of September 30, 2024, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	10.40%	9.93%
Ameris Bank	11.14%	10.69%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	12.16%	11.23%
Ameris Bank	13.02%	12.09%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	12.16%	11.23%
Ameris Bank	13.02%	12.09%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	15.35%	14.45%
Ameris Bank	14.61%	13.69%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2024 and December 31, 2023, the net carrying value of the

Company’s other borrowings was $346.4 million and $509.6 million, respectively. At September 30, 2024, the Company had availability with the FHLB and FRB Discount Window of $3.94 billion and $2.49 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Investment securities available-for-sale to total deposits	6.59%	7.14%	6.74%	6.77%	6.92%
Loans (net of unearned income) to total deposits	95.82%	97.89%	98.11%	97.88%	98.11%
Interest-earning assets to total assets	92.09%	92.17%	91.91%	91.67%	91.67%
Interest-bearing deposits to total deposits	69.51%	68.99%	68.86%	68.65%	68.00%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2024 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of approximately $5.1 million and $3.6 million at September 30, 2024 and December 31, 2023, respectively, and a liability of $2.0 million and $5.8 million at September 30, 2024 and December 31, 2023, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $6.6 million and $5.9 million at September 30, 2024 and December 31, 2023, respectively, and a liability of $7.0 million and $6.2 million at September 30, 2024 and December 31, 2023, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing October 1, 2024. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	(5.3)%	8.1%
300	(0.8)%	8.3%
200	1.1%	6.5%
100	0.8%	3.8%
(100)	(0.8)%	(3.9)%
(200)	(1.6)%	(8.3)%
(300)	(2.2)%	(12.7)%
(400)	(2.0)%	(15.2)%

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

During the quarter ended September 30, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three month period ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2024 through July 31, 2024	—	$—	—	$91,704,867
August 1, 2024 through August 31, 2024	—	$—	—	$91,704,867
September 1, 2024 through September 30, 2024	—	$—	—	$91,704,867
Total	—	$—	—	$91,704,867
(1)On September 19, 2019, the Company announced that its board of directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 24, 2024. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2025. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2024, an aggregate of $8.3 million, or 194,274 shares of the Company's common stock, had been repurchased under the program's October 26, 2023 renewal, which also included the replenishment of the program to $100.0 million.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

On November 6, 2024, the Company and the Bank, together with H. Palmer Proctor, Jr., the Chief Executive Officer of the Company and the Bank, entered into a Second Amendment (the “Amendment”) to Mr. Proctor’s Employment Agreement dated as of December 17, 2018 (as previously amended, the “Employment Agreement”). The Amendment, which will become effective on July 2, 2027 in the event the term of the Employment Agreement is again renewed at such time for an additional three-year period, conforms certain of the provisions in the Employment Agreement, relating to the definition of “Change of Control” and the form of payment of severance to be made in the event Mr. Proctor has a termination of employment on or within one year following a Change of Control, to the terms of the Severance Protection and Restrictive Covenants Agreements previously entered into by the Company, the Bank and other executive officers.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through February 23, 2023 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023).

10.1*	Second Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of November 6, 2024.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2024	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)