Form 10-K
period 2024-12-31
Ameris Bancorp
filed 2025-02-28
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024, or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                         ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $3.29 billion.
As of February 21, 2025, the registrant had outstanding 69,068,609 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

You should understand that important factors, including, but not limited to, the following, in addition to those described in Part I, Item 1A., “Risk Factors,” and elsewhere in this Annual Report, as well as in the documents which are incorporated by reference into this Annual Report, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), could cause actual results to differ materially from those expressed in such forward-looking statements:

•the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and interest-sensitive assets and liabilities;

•the impact of recent or proposed changes in fiscal, monetary and economic policy, laws and regulations, or the interpretation or application thereof, and the uncertainty of future implementation and enforcement of these policies and regulations;

•the effects of future economic, business and market conditions and changes, including economic downturns and contractions and seasonality;

•competition in the financial services industry, including competition from nontraditional banking institutions such as fintechs and non-bank lenders;

•our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;

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

•the risks associated with any acquisitions, mergers or divestitures we may undertake in the future, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth, expense savings and/or other results from such transactions;

•our strategic implementation of new lines of business, new products and services, and new technologies, as well as changes in technology or products that may be more difficult, costly or less effective than anticipated;

•the effects of hurricanes, floods, tornados or other natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises, pandemics or other catastrophic events beyond our control.

•the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto;

•fluctuation in our stock price and general volatility in the stock market; and

•the effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Company’s executive office is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305, our telephone number is (404) 639-6500 and our internet address is www.amerisbank.com. We operate 164 full-service domestic banking offices. We do not operate in any foreign countries. At December 31, 2024, we had approximately $26.26 billion in total assets, $21.27 billion in total loans, $21.72 billion in total deposits and $3.75 billion of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Strategy

We seek to increase our presence and grow the “Ameris” brand in the markets that we currently serve in Georgia, Alabama, Florida, North Carolina and South Carolina and in neighboring communities that present attractive opportunities for expansion. Management has pursued this objective through a prudent operating and growth strategy. Our community banking philosophy emphasizes personalized service and building broad and deep customer relationships, which has historically provided us with a substantial base of low cost core deposits. Our markets are managed by senior level, experienced decision makers in a decentralized structure that differentiates us from our larger competitors. Management believes that this structure, along with involvement in and knowledge of our local markets, will continue to provide growth and assist in managing risk throughout our Company.

We have maintained our focus on a long-term strategy of expanding and diversifying our franchise in terms of revenues, profitability and asset size. Our growth historically has been enhanced significantly through both organic growth and acquisitions. We expect to continue to enhance our franchise through prudent acquisition activity when appropriate opportunities arise, and we intend to continue to prioritize organic growth in our business lines as well.

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide agricultural loans, commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans and generally enters into a commitment to sell these loans in the secondary market. In addition, the Company may buy loan participations or portions of national credits from time to time.  We have not made or participated in foreign, energy-related or subprime loans.

At December 31, 2024, our loan portfolio totaled approximately $21.27 billion, representing approximately 81.0% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

Commercial Real Estate Loans. This portion of our loan portfolio has grown significantly over the past few years and represents the largest segment of our loan portfolio. Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include multifamily residential properties and non-owner occupied commercial buildings such as leased retail and office space. These loans also include extensions for the acquisition, development or construction of commercial properties. The loans are underwritten with an emphasis on the viability of the project, the borrower’s ability to meet certain minimum debt service requirements and an analysis and review of the collateral and guarantors, if any.

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

The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary. Local market presidents and lending officers meet periodically to review all past due loans, the status of large loans and certain other credit or economic related matters. Individual lending officers are responsible for collection of past due amounts and monitoring any changes in the financial status of the borrowers. Loans that are serviced by others, such as certain residential mortgage loans, are monitored by the Company’s credit officers, although ultimate collection of past due amounts is the responsibility of the servicing agents.

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

On December 6, 2019, the Company completed the public offering and sale of $120.0 million in aggregate principal amount of its 4.25% Fixed-To-Floating Rate Subordinated Notes due 2029. The subordinated notes were sold to the public at par. The subordinated notes were scheduled to mature on December 15, 2029 and through December 14, 2024 bore a fixed rate of interest of 4.25% per annum. Beginning December 15, 2024, the interest rate on the subordinated notes was to reset quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 2.94%. During 2024 and 2023, the Company repurchased on the open market and redeemed $2.3 million and $12.0 million, respectively, in aggregate principal of the 2029 subordinated notes. The Company elected to redeem all the outstanding notes on December 16, 2024.

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $132.3 million as of December 31, 2024. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

The Company may also enter into repurchase agreements. These repurchase agreements are treated as short-term borrowings and are reflected on the Company’s balance sheet as such.

MARKET AREAS AND COMPETITION

The banking industry in general, and in the southeastern United States specifically, is highly competitive and dramatic changes continue to occur throughout the industry. While our select market areas in Georgia, Alabama, Florida, North Carolina and South Carolina have experienced strong population growth in recent decades, intense market demands, national and local economic pressures, including a higher interest rate environment, and increased customer awareness of product and service differences among financial institutions have forced banks to diversify their services and become much more cost effective. Over the past few years, our Bank has faced strong competition in attracting deposits at profitable levels. Competition for deposits comes from other commercial banks, thrift institutions, savings banks, internet banks, credit unions, and brokerage and investment banking firms. Interest rates, online banking capabilities, convenience of office locations and marketing are all significant factors in our Bank’s competition for deposits.

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

Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including FinTech firms. While technological innovation has been central to the development of the financial services industry and to our strategy, tech firms increasingly compete directly with banks for a variety of financial product offerings. Management expects that competition will become more intense in the future due to changes in state and federal laws and regulations and the entry of additional bank and non-bank competitors. Further, the industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. See “Supervision and Regulation” under this Item.

HUMAN CAPITAL

At Ameris, we consider our teammates to be our greatest strength. At December 31, 2024, the Company employed 2,691 full-time-equivalent employees, primarily located in our core markets of Georgia, Alabama, Florida, North Carolina and South Carolina.

We take pride in listening to our employees, welcoming unique perspectives, supporting personal and professional growth and developing natural strengths. For example, each year the Company administers an employee engagement survey to gather meaningful insights and data which is used as we continue to make improvements at Ameris and build upon our strong culture. The input obtained from these surveys helps the Board and executive officers to execute on initiatives such as the Ameris Foundation, leadership training, inclusivity and career development initiatives.

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

Mentorship at all levels is encouraged throughout our organization, as it supports our culture of learning and commitment to our teammates, new ideas and leadership development. Mentor Ameris is the Bank’s formal mentorship program, whereby annually, high potential colleagues are identified as mentees and paired with a selected mentor at the Bank. A total of 26 mentees were selected to participate in the program in 2024. The program is a nine-month commitment that is designed to encourage a lifelong mentee-mentor relationship.

Launched at the end of 2020, our Leadership Development Program is a self-paced, three-tiered program available to all employees, with coursework specific to leading self, leading others and leading leaders. We believe that effective and meaningful leadership development will further elevate the Company and support us in continuing to attract and retain top talent. At the end of 2024, we had a total of 481 teammates who were enrolled in or completed the program.

The development of our employees’ skills and knowledge is critical to the success of the Company. Our educational assistance program, which provides for reimbursement of certain education expenses, encourages personal development through formal education such as a degree, licensing or certification, so that teammates can maintain and improve their skills or knowledge related to their current job or foreseeable-future position at Ameris. The importance of having career development discussions and guidance with employees is shared and reinforced during manager training sessions as well, as the Company recognizes these discussions are critical to establishing pathways for career growth.

We also focus on creating a culture that acknowledges and respects the various qualities, experiences and perspectives of every teammate. We aim to establish a workplace where everyone has the opportunity to contribute effectively and maximize their potential. Our objective is to ensure that all teammates, regardless of their background, have equal opportunities for success. We support open communication, teamwork, and active participation from all teammates, representing a wide range of viewpoints and experiences. By adopting these principles, we seek to develop a stronger, more innovative, and inclusive organization that serves our customers and communities efficiently.

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

On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the “Policy Statement”), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. Also on September 17, 2024, the United States Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes for particular transactions remains unclear, both the Policy Statement and the change in the DOJ’s bank merger antitrust policy may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.

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

The BHCA generally prohibits a bank holding company and its subsidiaries from engaging in, or acquiring control of a company engaged in, activities other than managing or controlling banks, activities that the Federal Reserve has determined to be closely related to banking and certain other permissible non-banking activities. However, a bank holding company that is qualified and has elected to be a financial holding company, as Ameris did in 2000, may engage in, or acquire control of a company engaged in, an expanded set of financial activities. As a result of our financial holding company election, we may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies, provided that we and the Bank continue to meet certain regulatory standards and comply with applicable regulatory notice requirements. If we or the Bank ceased to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank received a rating of less than Satisfactory under the Community Reinvestment Act, our ability to conduct these broader financial activities would be limited.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if (i) total classified assets at the most recent examination of such bank exceed 80% of the bank’s Tier 1 capital (plus allowance for loan losses), (ii) the aggregate amount of dividends declared or anticipated to be declared by the bank in the calendar year exceeds 50% of its net profits for the previous calendar year, or (iii) the ratio of the bank’s Tier 1 capital to adjusted total assets is less than 6%. As of December 31, 2024, there was approximately $196.0 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

At December 31, 2024, the Company exceeded its minimum capital requirements, inclusive of the capital conservation buffer, on a consolidated basis with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.65%, 12.65% and 15.37% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 10.74%. At December 31, 2024, the Bank exceeded its minimum capital requirements, inclusive of the capital conservation buffer, with common equity Tier 1 capital, Tier 1 capital and total capital equal to 13.15%, 13.15% and 14.75% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 11.17%, and was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.

Under a December 2018 final rule, banking organizations may elect to phase in the regulatory capital effects of the current expected credit losses (“CECL”) model, the new accounting standard for credit losses, over three years. In March 2020, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020 that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available in December 2018. Ameris and the Bank elected to defer the regulatory capital effects of CECL in accordance with the interim final rule. As a result, the effects of CECL on Ameris’s and the Bank’s regulatory capital were delayed through 2021 and have been phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of a banking organization’s adoption of CECL at January 1, 2020 and 25% of subsequent changes in its allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

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

Under section 22 of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation O, restrictions also apply to extensions of credit by a bank to its executive officers, directors, principal shareholders and their related interests, and to similar individuals at the holding company or affiliates. In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit to these insiders also require the approval of the bank’s board of directors. Additionally, the Federal Deposit Insurance Act and Georgia law limit asset sales and purchases between a bank and its insiders.

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

On November 16, 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF resulting from the closures of Silicon Valley Bank and Signature Bank. The special assessment was determined based on an annual rate of 13.4 basis points applied to an institution's estimated uninsured deposits in excess of $5 billion over an anticipated eight quarterly assessment periods. The FDIC retains the ability to cease collection early or impose an extended special assessment collection period after the initial eight-quarter collection period to collect the difference between losses and the amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate. The Company recognized an expense of $11.6 million in the fourth quarter of 2023 related to the special assessment. In the fourth quarter of 2024, the FDIC provided an updated estimated loss to the DIF resulting from the receiverships of approximately $18.9 billion from the original estimate of $16.3 billion. As a result of the increased loss estimate, the FDIC currently intends to collect additional losses over a two-quarter collection period following the initial eight-quarter collection period. Loss estimates will be periodically updated based on losses incurred and recoveries received. The amount of any additional assessment to the Company is unknown and will be recognized, if applicable, when it becomes reasonably estimable.

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would require many insured depository institutions to classify a greater amount of their deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on an insured depository institution’s balance sheet could, among other consequences, increase the institution’s deposit insurance assessment costs.

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

As of December 31, 2024, our C&D concentration as a percentage of capital totaled 63.3% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 267.9%.

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

In October 2023, the federal regulatory agencies issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets, such as the Bank. Most provisions of the final rule are scheduled to become effective on January 1, 2026, and the data reporting requirements are scheduled to become effective on January 1, 2027. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain, and we are monitoring the status of the litigation.

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

Anti-Money Laundering and Sanctions Compliance

The Bank Secrecy Act, (the "BSA") the USA PATRIOT Act of 2001 and other federal laws and regulations require financial institutions, among other things, to institute and maintain an effective anti-money laundering (“AML”) program. Under these laws and regulations, the Bank is required to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. In addition, the Bank is required to develop and implement a comprehensive AML compliance program, as well as have in place appropriate “know your customer” policies and procedures.

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

The CFPB has identified certain areas of concern for consumers, including, for example, what the CFPB considers to be excessive and/or unexpected fees. On December 12, 2024, the CFPB issued a final rule governing overdraft fees for financial institutions with $10 billion or more in assets, such as the Bank. The final rule provides that a covered financial institution may only charge overdraft fees in the amount of $5 or less, charge overdraft fees based on a calculation of allowed costs and losses associated with operating overdraft programs or offer overdraft loans in compliance with the requirements of Regulation Z, including mandatory disclosures. Industry organizations have challenged the final rule in court and the litigation is ongoing. If the challenge is not successful, as a covered financial institution, the Bank must comply with the rule beginning October 1, 2025. We are monitoring the status of the litigation and evaluating the impact of this rule.

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

Interagency rules require a bank to report certain computer-security incidents to its primary federal regulatory as soon as possible and no later than 36 hours after the bank determines that an incident requiring notification has occurred. In addition, bank service providers must notify any affected banking organization customer as soon as possible when the bank service provider determines that it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, services provided to such banking organization for a period of four or more hours.

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

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. In issuing this rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system that will allow consumers to switch banks or other providers more easily. The final rule also requires, among other things, covered data providers, such as the Bank, to establish a developer interface that satisfies certain performance and data security specifications through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties directly or through data aggregators. Under the final rule, the Bank will be prohibited from charging fees for maintaining the developer interface or providing access to such data. The Bank may also act as an authorized third party to request and access covered data under the final rule from other financial institutions that are covered data providers. The final rule places data security, authorization and other obligations on those authorized third parties, including limitations on secondary uses of the data received. Industry organizations have challenged the final rule in court and the litigation is ongoing. If the challenge is not successful, as a data provider, the Bank must comply with the rule beginning April 1, 2027. We are monitoring the status of the litigation and evaluating the impact of this rule.

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. In March 2024, the SEC adopted a rule on the enhancement and standardization of climate-related disclosures for investors that would require public issuers, including us, to significantly expand the scope of climate-related disclosures included in issuers' SEC filings. In April 2024, the SEC stayed the climate-related disclosure rules pending the completion of judicial review. The SEC has also announced plans in the past to propose rules to require enhanced disclosure regarding human capital management.

ITEM 1A. RISK FACTORS

An investment in our Common Stock is subject to risks inherent in our business. The material risks and uncertainties that management believes currently affect Ameris are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks or uncertainties actually occurs, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly, and you could lose all or part of your investment.

Strategic Risk

We are subject to significant industry competition which may have adversely affect our success.

We operate in a highly competitive financial services environment, with our profitability dependent upon our ability to compete successfully based on such factors as brand recognition and reputation, client relationships, product offerings, pricing, convenience, technology, accessibility and customer service. We face significant pricing competition for loans and deposits. For us to successfully compete for borrowers and depositors, we may be required to offer loan and deposit products on terms that are less favorable to us, such as lower interest rates on loans and higher interest rates on deposits.

Certain competitors are larger and may have more resources than we do. We face competition in our regional market areas from other commercial banks, savings and loan associations, credit unions, internet banks, mortgage companies, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, fintechs and other financial intermediaries that offer similar services. Some of our non-bank competitors are not subject to the same extensive regulations that govern us or the Bank and may have greater flexibility in competing for business.

Another competitive factor is that the financial services market, including banking services, continues to undergo rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in our operations.

Our growth and financial performance may be negatively impacted if we are unable to successfully execute our growth plans, including with respect to any strategic acquisitions we may choose to pursue.

Economic conditions and other factors, such as our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund earning asset growth at a reasonable and profitable level, sufficient capital to support our growth initiatives, competitive factors and banking laws, will impact our success.

We may seek to supplement our internal growth through acquisitions. We cannot predict with certainty the number, size or timing of acquisitions, or whether any such acquisitions will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively, as well as non-bank entities that we feel can successfully supplement our existing lines of business. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We may compete with other financial services companies for both bank and non-bank acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and we may not grow at the same rate we have in the past, or at all.

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

Credit and Liquidity Risk

Our revenues are highly correlated to market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2024, net interest income made up 74.3% of our revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

Loan originations, and potentially loan revenues, could be materially adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our loan and securities portfolios lowering interest earnings from those assets and investments. Rising inflation could cause our operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than our revenues. Recently, inflation has been at a higher level than experienced in many decades, which has increased costs and impacted operations for the Company and many of its customers.

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

If we lose or are unable to grow and retain our deposits, we may be subject to liquidity risk and higher funding costs.

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

Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as banking organizations experienced in recent years, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2024, approximately 46.8% of our deposits were uninsured, and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

We face additional risks due to our mortgage banking activities that could negatively impact our liquidity and earnings.

One of our primary business operations is mortgage banking, in connection with which residential mortgage loans are sold by the Bank in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the market for residential mortgage loans as well as declines in real estate values, among other economic variables, could lead to one or more of the following:

•rising interest rates causing a decline in mortgage originations, which could negatively impact our earnings;
•reductions in real estate values could decrease the potential for mortgage originations, which could negatively impact our earnings;
•our inability to sell mortgage loans on the secondary market could negatively impact our liquidity position;
•if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur significant losses associated with the loans, including requirements to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the anticipated economic benefits of a loan; and
•increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all which could negatively impact future earnings.

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

We maintain allowances for credit losses on loans, securities and off-balance sheet credit exposures. In the case of loans and securities, allowances for credit losses are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account reported as a component of other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes.

Deterioration in economic conditions, including the possibility of a recession, affecting borrowers and securities issuers; inflation; rising interest rates; new information regarding existing loans, credit commitments and securities holdings; natural disasters and risks related to climate change; and identification of additional problem loans, ratings downgrades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures.

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

As market interest rates have increased, we have experienced unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

We may need to rely on the financial markets to provide needed capital.

Our Common Stock is listed and traded on the New York Stock Exchange (the “NYSE”). If the liquidity of the NYSE market should fail to operate at a time when we may seek to raise equity capital, or if conditions in the capital markets are adverse, we may be constrained in raising capital. Downgrades in the opinions of the analysts that follow our Company may cause our stock price to fall and significantly limit our ability to access the markets for additional capital. Should these risks materialize, our ability to further expand our operations through internal growth or acquisition may be limited.

We may be unable to pay dividends on our Common Stock.

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

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2024, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $132.3 million and other subordinated notes payable with a carrying value of $108.8 million.

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

Operational Risk

Cyberattacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. We also have arrangements in place with other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Additionally, information security may be adversely affected by the current or anticipated impact of military conflict, acts of terrorism or other geopolitical events.

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

Fraud remains an elevated risk for us and for all banks, and we may experience increased losses due to fraud.

In recent years, fraud risk has continued to be a significant risk for us and for all banks. Card fraud and deposit fraud (such as check kiting and wire fraud) continue to be significant sources of fraud attempts and losses in our consumer banking business. Moreover, our commercial clients have experienced increased levels of financial fraud risk as well, often requiring our involvement and assistance because of our banking relationship with these clients. The methods used to perpetrate and combat fraud continue to evolve as technology changes and more tools for access to financial services emerge, such as real-time payments. In addition to cybersecurity risks, new techniques have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. Fraud schemes are broad and can include debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information fraud and other malfeasance. Criminals are regularly turning to new sources to steal personally identifiable information in order to impersonate our clients to commit fraud. Our regulators require us to report fraud promptly, and regulators often advise banks of new schemes to enable the entire industry to adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.

Our anti-fraud actions are both preventative (anticipating lines of attack, educating employees and clients, and implementing operational changes) and responsive (remediating attacks). We have established policies, processes and procedures designed to identify, measure, monitor, mitigate, report and analyze these risks. We continue to invest in systems, resources and controls designed to detect and prevent fraud. There are inherent limitations, however, to risk management strategies, systems and controls as they may exist, or develop in the future. We may not appropriately anticipate, monitor or identify these risks. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems, and we may be subject to potential claims from third parties and government agencies. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations.

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, capital, cybersecurity, operational, regulatory compliance and litigation, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as our core technology infrastructure, cloud-based operations, data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third-party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, issues at a third-party vendor of a vendor, failure of a vendor to handle current or higher volumes, cyberattacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business.

Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. Our digital services growth initiatives, core technology upgrades and digital asset initiatives constitute specific increases in third-party risk as such initiatives are distinctly dependent on the performance of our third-party partners.

The adoption of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients or counterparties, or other third parties.

Our adoption of artificial intelligence, including generative artificial intelligence, machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”), for limited internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant risks involved in utilizing AI and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers and compliance with applicable laws and regulations. Such risk can result from models being poorly designed or faulty data being used, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Furthermore, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party.

In addition, regulation of AI is rapidly evolving as federal and state legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Moreover, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

Financial services companies, like Ameris, depend on the accuracy and completeness of information about customers and counterparties.

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

Our business could suffer if we fail to attract and retain experienced people and maintain our culture.

Our success depends, in large part, on our ability to attract and retain competent, experienced people. Our strategic goals in particular require that we be able to attract qualified and experienced retail and commercial banking officers, mortgage loan officers and lenders in our various business lines, both in our existing markets and those markets in which we may want to expand, who share our relationship banking philosophy and have those customer relationships that will allow us to grow successfully. We also need to attract and retain qualified and experienced technology, risk and back-office personnel to operate our business. Many of our competitors are pursuing the same relationship banking strategy in our markets and are looking to hire and retain qualified technology, risk and back-office personnel, which increases the competition to identify, hire and retain talented employees.

In addition, the loss or replacement of key employees and the regular integration of newly hired employees creates an additional risk to the Company’s culture. If we fail to consider and appropriately account for these challenges, we will face increased difficulty in creating and maintaining a cohesive culture. Our failure to successfully compete for experienced, qualified employees or to maintain our culture and attractive working environment may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations.

There may be risks resulting from the extensive use of models in our business.

We rely on quantitative models to measure risks, estimate certain financial values and inform certain business decisions. Models may be used in such processes as determining the pricing of various products, grading and underwriting loans, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, developing strategic initiatives, calculating regulatory capital levels and estimating the value of financial instruments and balance sheet items. Models generally predict or infer certain financial outcomes, leveraging historical data and assumptions as to the future, often with respect to macroeconomic conditions. Development and implementation of some of these models requires us to make difficult, subjective and complex judgments. Poorly designed or implemented models, or incorrectly used models, present the risk that certain business decisions we make may be adversely affected by inappropriate model output. In addition, information we provide to the public or to our regulators based on poorly designed or implemented models, or incorrectly used models, could be misleading or inaccurate.

Regulatory and Compliance Risk

Legislation and regulatory proposals, including those enacted in response to market, economic and political conditions, may materially adversely affect our business and results of operations.

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

Moreover, we expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.

We are subject to extensive regulation and supervision by various federal and state entities.

We are subject to the regulations of the SEC, the Federal Reserve, the FDIC, the GDBF, the CFPB and other governmental agencies and regulatory bodies. New regulations issued by these agencies may adversely affect our ability to carry on our business activities. We are also subject to numerous federal and state laws. Noncompliance with certain of these laws and regulations may impact our business plans, including our ability to branch, complete acquisitions, offer certain products or services or execute existing or planned business strategies.

In recent years, the Company and other large financial institutions have become subject to increased scrutiny, more intense supervision and regulation, and more supervisory findings and actions, with increased operational costs, as well as impacts on geographic expansion and acquisitions. The financial services industry also continues to face a stricter and more aggressive interpretation and enforcement of laws and regulations at federal, state and local levels, particularly in connection with business and other practices that may harm or appear to harm consumers or affect the financial system more broadly. Financial institutions often are less inclined to litigate with governmental authorities because of the regulatory and supervisory framework. The Company expects that its businesses will remain subject to extensive regulation and supervision. Any potential new laws or regulations or modifications to existing laws or regulations would likely necessitate changes to the Company’s existing regulatory compliance and risk management infrastructure.

We are also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could materially adversely affect the reported financial statements or our results of operations and may also require extraordinary efforts or additional costs to implement. Any of these rules or regulations may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us.

We may become subject to enforcement actions even though noncompliance was inadvertent or unintentional.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, BSA and OFAC regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal and regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time.

The Bank is subject to additional requirements included in the consent order entered into with the DOJ concerning our Jacksonville, Florida market.

On October 19, 2023, the Bank entered into a consent order with the DOJ that resolved alleged violations of fair lending laws in the Jacksonville, Florida metropolitan area from 2016 to 2021. The consent order was approved by the U.S. District Court for the Middle District of Florida on November 7, 2023. Under the terms of the consent order, in addition to complying with various obligations of an administrative nature, the Bank will provide $7.5 million in mortgage loan subsidies over a five-year period in Majority Black and Hispanic Census Tracts (“MBHCTs”) in Jacksonville and will also commit, for the same five-year period in the Jacksonville MBHCT communities, $900,000 for focused advertising and outreach and $600,000 for community development partnerships providing services related to credit, financial education, homeownership and foreclosure prevention. In addition, the Bank will open a new full-service branch in a Jacksonville MBHCT community. The settlement includes no civil penalties levied against Ameris.

Although we are committed to full compliance with the consent order, achieving such compliance will require significant management attention from us and may cause the Company to incur unanticipated costs and expenses. Actions taken to achieve compliance with the consent order may affect our financial performance and may require us to reallocate resources away from existing businesses or to undertake significant changes to our businesses, operations, products and services, and risk management practices. In addition, Ameris and the Bank could be subject to other enforcement or adverse regulatory actions or constraints relating to the alleged violations resolved by the consent order. Any of these results could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

We may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be involved from time to time in a variety of litigation matters arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we may not be able to obtain appropriate types or levels of insurance in the future or obtain adequate replacement policies with acceptable terms.

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes, could adversely affect our effective tax rate, tax payments and results of operations. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets. Also, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.

Market and General Risk

Our business is highly correlated to local economic conditions in a geographically concentrated part of the United States.

Unlike larger organizations that are more geographically diversified, our banking offices are primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; and a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

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

Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. Also, high vacancy rates in commercial properties may affect the value of commercial real estate, including by causing the value of properties securing commercial real estate loans to be less than the amounts owed on such loans. Elevated interest rates also may make it more difficult for borrowers to refinance maturing loans. Any of these or other events could increase the level of defaults on commercial real estate loans and result in higher credit losses to the Company. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. Any of these results could have a material and adverse effect on our business, financial condition and results of operations.

Damage to our reputation could significantly harm our business, including our competitive position and business prospects.

We are dependent on our reputation within our market area, as a trusted and responsible financial services company, for all aspects of our business, with customers, employees, vendors, third-party service providers and others with whom we conduct business. Negative public opinion about the financial services industry generally, including with respect to the types of banking products and services we provide, or us specifically could adversely affect our reputation and our ability to keep and attract customers and employees. In addition, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Our actual or perceived failure to address various issues could give rise to negative public opinion and reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of legal, credit, liquidity, market and other risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

In addition, the proliferation of social media websites utilized by us and other third parties, as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. Any damage to our reputation could affect our ability to retain and develop the business relationships necessary to conduct business, which in turn could negatively impact our financial condition, results of operations and the market price of our Common Stock.

Inflationary pressures and rising prices could negatively impact our business, our profitability and our stock price.

Inflation rose significantly in recent years to levels not seen in decades. Although inflation has moderated somewhat, the economic outlook remains uncertain and the impact of inflation continues to persist. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, rising inflation may lead to a decrease in consumer and client purchasing power and negatively affect the need or demand for our products and services. If inflation persists, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could adversely impact our earnings, potentially causing our stock price to suffer.

Natural disasters, geopolitical events, public health crises and other catastrophic events beyond our control could adversely affect us.

Natural disasters such as hurricanes, tropical storms, floods, wildfires, extreme weather conditions and other acts of nature, geopolitical events such as those involving civil unrest, changes in government regimes, terrorism or military conflict, pandemics and other public health crises, and other catastrophic events could adversely affect our business operations and those of our customers, counterparties and service providers, and cause substantial damage and loss to real and personal property, including damage to or destruction of mortgaged properties or our own banking facilities and offices. Natural disasters, geopolitical events, public health crises and other catastrophic events, or concerns about the occurrence of any such events, could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, including mortgaged properties, result in an increase in the amount of our non-performing loans and a higher level of non-performing assets, including real estate owned, net charge-offs and provision for loan losses, lead to other operational difficulties and impair our ability to manage our business, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as an outbreak of a contagious disease), natural disaster, war, act of terrorism, accident or other reason. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, acts of terrorism or other geopolitical events.

The stock price of financial institutions, like Ameris, can be volatile.

The volatility in the stock prices of companies in the financial services industry, such as Ameris, may make it more difficult for shareholders to resell our Common Stock at attractive prices in a timely manner. Our stock price can fluctuate significantly in response to a variety of factors, including factors affecting the financial industry as a whole, such as the bank failures that occurred in March 2023. Specific factors affecting financial stocks generally and our stock price in particular may include the following:

•actual or anticipated variations in earnings;
•changes in analysts’ recommendations or projections;
•operating and stock performance of other companies deemed to be our peers;
•perception in the marketplace regarding the Company, our competitors or the industry as a whole;
•significant acquisitions or business combinations involving the Company or our competitors;
•changes in government regulation;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions; and
•volatility affecting the financial markets in general.

General market fluctuations, the potential for breakdowns on electronic trading or other platforms for executing securities transactions, industry factors and general economic and political conditions could also cause our stock price to decrease regardless of operating results.

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

The underlying controls of our information security program are based on regulatory guidance, recognized best practices and industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. In addition, we leverage certain industry and government associations, third-party benchmarking, audits and threat intelligence feeds to facilitate and promote program effectiveness. Our Corporate Information Security Officer and our Chief Information Officer, to whom the Corporate Information Security Officer reports, as well as key members of their teams, regularly collaborate with peer banks, industry groups and others to consider cybersecurity trends and best practices. The information security program is periodically reviewed by these individuals and their teams with the goal of addressing evolving threats and conditions. Our enterprise information security team consists of information security professionals with varying degrees of education and experience who are generally subject to professional education and certification requirements. In addition, our team leverages managed security service providers to supplement the Company's internal skillsets and capabilities.

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
•Technical Safeguards. We deploy technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including authentication and access, firewalls, intrusion prevention and detection systems, anti-malware functionality and data protection controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
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

Our Corporate Information Security Officer ("CISO"), who has relevant degrees and more than 17 years of information technology and information security experience, including five years in the financial services industry, manages our enterprise information security function and administers our information security program. The roles and responsibilities of the CISO's department include delivering and operating security capabilities and controls to detect, identify, protect against and recover from cyberattacks, as well as coordination with our Business Continuity Director for additional risk assessment, incident response and business resilience. These responsibilities are addressed by a first line of defense function, with our second line of defense function, including the Corporate Information Security Officer, providing oversight, guidance, monitoring and management of the first line’s activities. Through ongoing engagement among these personnel, our Corporate Information Security Officer and other key members of management routinely monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and report such threats and incidents to the ERC when appropriate.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305. The Company occupies approximately 19,200 square feet at this location plus an additional 82,600 square feet approximately used for a branch location and support services for banking operations, including credit, marketing and operational support. The Company also leases approximately 15,000 square feet in Jacksonville, Florida used for additional corporate support services. Inclusive of the branch at its headquarters, Ameris operates 164 branch locations. Of the 164 branch locations, 137 are owned and 27 are subject to either building or ground leases. Ameris also operates 30 mortgage and loan production offices, all of which are subject to building leases. At December 31, 2024, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank. We believe that our properties are suitable for the purposes of our operations.

ITEM 3. LEGAL PROCEEDINGS

Disclosure concerning legal proceedings can be found in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18. Commitments and Contingent Liabilities" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

The Common Stock is listed on the NYSE under the symbol “ABCB”. As of February 21, 2025, there were approximately 2,423 holders of record of the Common Stock. We believe a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

The amount of and nature of any dividends declared on our Common Stock will be determined by our Board in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NYSE Composite Index, the Nasdaq Composite Index, KBW Nasdaq Regional Banking Index and the KBW Nasdaq Bank Index for the five-year period commencing December 31, 2019 and ending December 31, 2024. This line graph assumes an investment of $100 on December 31, 2019, and reinvestment of dividends and other distributions to shareholders.

In 2023, because our Common Stock was traded on Nasdaq, we used the Nasdaq Composite Index as our broad equity market index. As previously disclosed, we voluntarily transferred the listing of our Common Stock to the NYSE on July 23, 2024. As a result, we have changed our broad equity market index for purposes of disclosure in the stock performance graph to the NYSE Composite Index and have included returns in the stock performance graph based on both of these indices. In future periods, we will no longer reference the Nasdaq Composite Index in comparing total shareholder returns on the Common Stock.

We have also changed our line-of-business index from the KBW Nasdaq Bank Index, which we used in 2023, to the KBW Nasdaq Regional Banking Index, which consists of a peer group of companies that is used by the Company in our executive compensation program. We have included returns in the stock performance graph based on both of these indices. In future periods, we will no longer reference the KBW Nasdaq Bank Index in comparing total shareholder returns on the Common Stock.

Total Return Performance
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Ameris Bancorp
NYSE Composite Index
Nasdaq Composite Index
KBW Nasdaq Regional Banking Index
KBW Nasdaq Bank Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Ameris Bancorp	100.00	91.70	121.06	116.42	133.04	158.80
NYSE Composite Index	100.00	106.99	129.11	117.04	133.16	154.19
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW Nasdaq Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90
KBW Nasdaq Bank Index	100.00	89.69	124.06	97.52	96.65	132.60
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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2024, the Company reported net income of $358.7 million, or $5.19 per diluted share, compared with $269.1 million, or $3.89 per diluted share, in 2023. The Company’s net income as a percentage of average assets for 2024 and 2023 was 1.38% and 1.06%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 10.01% and 8.12%, respectively. Reported net income for the year ended December 31, 2024 includes $58.8 million in provision for credit losses, primarily related to updated economic forecasts and organic growth, partially offset by a reduction in unfunded commitments and the related allowance, compared with a provision of $142.7 million in 2023 resulting from organic growth in loans and the updated economic forecast. Results for the year ended December 31, 2023 also includes $11.6 million related to the FDIC special assessment.

Highlights of the Company’s performance in 2024 include the following:
•Growth in tangible book value per share1 of 14.7%, from $33.64 at the end of 2023 to $38.59 at the end of 2024
•Organic growth in loans of $470.6 million, or 2.32%
•Growth in total deposits of $1.01 billion, or 4.90%
•Total non-performing assets as a percentage of total assets declined to 0.47% at December 31, 2024, compared with 0.69% at December 31, 2023
•Increase in the allowance for credit losses to 1.63% of loans, from 1.52% at December 31, 2023, due to forecasted economic conditions and organic loan growth
______________________________________________________________________________________________________
1 A reconciliation of non-GAAP financial measures can be found in the following tables.

Adjusted Net Income Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2024	2023
Net income available to common shareholders	$358,685	$269,105

Adjustment items:
Gain on sale of mortgage servicing rights	(10,494)	—
Gain on conversion of Visa Class B-1 stock	(12,554)	—
FDIC special assessment	1,455	11,566
Natural disaster expenses	550	—
Gain on BOLI proceeds	(1,464)	(486)
Loss (gain) on disposition of premises	1,203	(1,903)
Tax effect of adjustment items (Note 1)	4,166	(2,029)
After-tax adjustment items	(17,138)	7,148
Tax expense attributable to BOLI restructuring	5,093	—
Adjusted net income	$346,640	$276,253

Total shareholders' equity	$3,751,522	$3,426,747
Less:
Goodwill	1,015,646	1,015,646
Other intangibles, net	70,761	87,949
Total tangible shareholders' equity	$2,665,115	$2,323,152

Period end number of shares	69,068,609	69,053,341
Book value per share	$54.32	$49.62
Tangible book value per share	$38.59	$33.64

Note 1: Tax effect is calculated utilizing a 21% rate for taxable adjustments. Gain on BOLI proceeds is non-taxable and no tax effect is included.

Non-performing Portfolio Assets Reconciliation
	Year Ended
	December 31,
(dollars in thousands)	2024	2023
Nonaccrual portfolio loans	$90,206	$60,961
Other real estate owned	2,433	6,199
Repossessed assets	9	17
Accruing loans delinquent 90 days or more	17,733	16,988
Non-performing portfolio assets	$110,381	$84,165
Serviced GNMA-guaranteed mortgage nonaccrual loans	12,012	90,156
Total non-performing assets	$122,393	$174,321

Total assets	26,262,050	25,203,699
Non-performing portfolio assets as a percent of total assets	0.42%	0.33%
Total non-performing assets as a percent of total assets	0.47%	0.69%

Adjusted Efficiency Ratio Reconciliation
	Year Ended
	December 31,
(dollars in thousands except per share data)	2024	2023
Adjusted Noninterest Expense
Total noninterest expense	$607,794	$578,281
Adjustment items:
FDIC special assessment	(1,455)	(11,566)
Natural disaster expenses	(550)	—
(Loss) gain on disposition of premises	(1,203)	1,903
Adjusted noninterest expense	$604,586	$568,618

Total Revenue
Net interest income	$849,190	$835,044
Noninterest income	293,257	242,828
Total revenue	$1,142,447	$1,077,872

Adjusted Total Revenue
Net interest income (TE)	$853,020	$838,824
Noninterest income	293,257	242,828
Total revenue (TE)	1,146,277	1,081,652
Adjustment items:
(Gain) loss on securities	(12,304)	304
Gain on sale of mortgage servicing rights	(10,494)	—
Gain on BOLI proceeds	(1,464)	(486)
Adjusted total revenue (TE)	$1,122,015	$1,081,470

Efficiency ratio	53.20%	53.65%
Adjusted efficiency ratio (TE)	53.88%	52.58%

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

As discussed in Note 3 to the consolidated financial statements, Management determined the ACL on loans at December 31, 2024 utilizing a weighting of two economic forecasts from Moody's. The Moody's baseline scenario was weighted at 75% and the downside 75th percentile S-2 scenario was weighted at 25%. Results by scenario can vary significantly from period to period as both the scenario assumptions and the portfolio composition are changing. If Management utilized the downside 96th percentile S-4 scenario from Moody's holding all other assumptions constant, the quantitative portion of the ACL on loans would have increased approximately $111.7 million. The S-4 scenario is a downside scenario such that there is a 96% probability that the economy will perform better than the forecast and a 4% probability that the economy will perform worse.

Income Taxes

As required by GAAP, we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 11, “Income Taxes,” in the notes to consolidated financial statements for additional details.

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

NET INCOME AND EARNINGS PER SHARE

The Company’s net income during 2024 was $358.7 million, or $5.19 per diluted share, compared with $269.1 million, or $3.89 per diluted share, in 2023, and $346.5 million, or $4.99 per diluted share, in 2022.

For the fourth quarter of 2024, the Company recorded net income of $94.4 million, or $1.37 per diluted share, compared with $65.9 million, or $0.96 per diluted share, for the quarter ended December 31, 2023, and $82.2 million, or $1.18 per diluted share, for the quarter ended December 31, 2022.

EARNING ASSETS AND LIABILITIES

Average earning assets were approximately $23.97 billion in 2024, compared with approximately $23.26 billion in 2023. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

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

	Year Ended December 31,
	2024			2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$930,145	$49,906	5.37%	$914,818	$47,936	5.24%	$1,993,672	$23,008	1.15%
Federal funds sold	—	—	—	—	—	—	10,836	77	0.71
Investment securities - taxable	1,690,053	61,518	3.64	1,664,184	59,002	3.55	1,123,681	34,656	3.08
Investment securities - nontaxable	41,419	1,694	4.09	41,679	1,690	4.05	39,779	1,489	3.74
Loans held for sale	547,190	34,532	6.31	484,070	29,711	6.14	718,599	29,699	4.13
Loans	20,759,247	1,234,464	5.95	20,154,321	1,145,876	5.69	17,521,461	808,826	4.62
Total interest-earning assets	23,968,054	1,382,114	5.77	23,259,072	1,284,215	5.52	21,408,028	897,755	4.19
Noninterest-earning assets	2,068,627			2,145,801			2,236,726
Total assets	$26,036,681			$25,404,873			$23,644,754

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW Accounts	$3,824,094	$81,228	2.12%	$3,878,034	$69,584	1.79%	$3,675,586	$14,367	0.39%
MMDA	6,395,883	231,065	3.61	5,382,865	162,718	3.02	5,128,497	33,143	0.65
Savings Accounts	776,273	3,780	0.49	936,454	6,349	0.68	1,005,752	1,287	0.13
Retail CDs	2,440,891	102,672	4.21	2,031,828	63,650	3.13	1,604,978	7,308	0.46
Brokered CDs	1,274,933	65,928	5.17	1,024,606	53,716	5.24	—	—	—
Total Interest-Bearing Deposits	14,712,074	484,673	3.29	13,253,787	356,017	2.69	11,414,813	56,105	0.49
Non-deposit funding
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—	—	1,477	4	0.27
FHLB advances	335,056	16,581	4.95	1,210,242	59,302	4.90	279,409	9,710	3.48
Other borrowings	298,372	14,313	4.80	325,260	16,870	5.19	393,393	19,209	4.88
Subordinated deferrable interest debentures	131,302	13,527	10.30	129,310	13,202	10.21	127,316	7,832	6.15
Total non-deposit funding	764,730	44,421	5.81	1,664,812	89,374	5.37	801,595	36,755	4.59
Total interest-bearing liabilities	15,476,804	529,094	3.42	14,918,599	445,391	2.99	12,216,408	92,860	0.76
Noninterest-bearing demand deposits	6,567,855			6,771,464			8,005,201
Other liabilities	408,632			401,449			340,064
Shareholders' equity	3,583,390			3,313,361			3,083,081
Total liabilities and shareholders’ equity	$26,036,681			$25,404,873			$23,644,754
Interest rate spread			2.35%			2.53%			3.43%
Net interest income		$853,020			$838,824			$804,895
Net interest margin			3.56%			3.61%			3.76%

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

2024 compared with 2023. For the year ended December 31, 2024, interest income was $1.38 billion, an increase of $97.8 million, or 7.6%, compared with the same period in 2023. Average earning assets increased $709.0 million, or 3.0%, to $23.97 billion for the year ended December 31, 2024, compared with $23.26 billion for 2023. Yield on average earning assets on a taxable-equivalent basis increased during 2024 to 5.77%, compared with 5.52% for the year ended December 31, 2023. Average yields on all interest-earning asset categories increased from 2023 to 2024 as market interest rates increased.

Interest expense for the year ended December 31, 2024 was $529.1 million, an increase of $83.7 million, or 18.8%, compared with $445.4 million for the year ended December 31, 2023. During 2024 average interest-bearing liabilities were $15.48 billion as compared with $14.92 billion for 2023, an increase of $558.2 million, or 3.7%. During 2024, average noninterest-bearing deposit accounts were $6.57 billion and comprised 30.9% of average total deposits, compared with $6.77 billion, or 33.8% of average total deposits, during 2023. Costs of interest-bearing deposits increased during 2024 to 3.29%, compared with 2.69% for 2023. This increase reflects a shift in mix of deposits based on customer behavior and increased competition in the market for deposits. The cost of non-deposit funding increased to 5.81% in 2024, compared with 5.37% resulting from an increase in market interest rates.

On a taxable-equivalent basis, net interest income for 2024 was $853.0 million, compared with $838.8 million in 2023, an increase of $14.2 million, or 1.7%. The Company’s net interest margin, on a tax equivalent basis, decreased five basis points to 3.56% for the year ended December 31, 2024, compared with 3.61% for the year ended December 31, 2023.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2024 and 2023 are shown in the following table:

	2024 vs. 2023			2023 vs. 2022
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on interest-bearing deposits in banks	$1,970	$1,167	$803	$24,928	$37,379	$(12,451)
Interest on federal funds sold	—	—	—	(77)	—	(77)
Interest on investment securities - taxable	2,516	1,599	917	24,346	7,676	16,670
Interest on investment securities - nontaxable	4	15	(11)	201	130	71
Interest on loans held for sale	4,821	947	3,874	12	9,705	(9,693)
Interest and fees on loans	88,588	54,195	34,393	337,050	215,512	121,538
Total interest income	97,899	57,923	39,976	386,460	270,402	116,058
Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits
Interest on NOW accounts	11,644	12,612	(968)	55,217	54,426	791
Interest on MMDA accounts	68,347	37,725	30,622	129,575	127,931	1,644
Interest on savings accounts	(2,569)	(1,483)	(1,086)	5,062	5,151	(89)
Interest on retail time deposits	39,022	26,207	12,815	56,342	54,398	1,944
Interest on brokered time deposits	12,212	(912)	13,124	53,716	—	53,716
Total interest expense on interest-bearing deposits	128,656	74,149	54,507	299,912	241,906	58,006
Interest expense on non-deposit funding
Interest on federal funds purchased and securities sold under agreements to repurchase	—	—	—	(4)	—	(4)
Interest on FHLB advances	(42,721)	163	(42,884)	49,592	17,244	32,348
Interest on other borrowings	(2,557)	(1,162)	(1,395)	(2,339)	988	(3,327)
Interest on trust preferred securities	325	122	203	5,370	5,247	123
Total interest expense on non-deposit funding	(44,953)	(877)	(44,076)	52,619	23,479	29,140
Total interest expense	83,703	73,272	10,431	352,531	265,385	87,146
Net interest income	$14,196	$(15,349)	$29,545	$33,929	$5,017	$28,912

Provision for Credit Losses

The Company's provision for credit losses on loans during 2024 amounted to $69.8 million, compared with $153.5 million for 2023 and $52.6 million for 2022. The decreased provision for 2024 was primarily attributable to the updated economic forecast. Net charge-offs in 2024 were 0.19% of average loans, compared with 0.25% in 2023 and 0.08% in 2022. Included in charge-offs for 2023 were $5.6 million in charge-offs on acquired loans which were fully reserved at acquisition. Excluding those charge-offs, the net charge-off rate for 2023 would have been 0.22%.

At December 31, 2024, non-performing assets amounted to $122.4 million, or 0.47% of total assets, compared with $174.3 million, or 0.69% of total assets, at December 31, 2023. Included in non-performing assets were serviced GNMA-guaranteed residential mortgage loans totaling $12.0 million and $90.2 million at December 31, 2024 and 2023, respectively. Non-performing assets, excluding GNMA-guaranteed loans, represented 0.42% of total assets at December 31, 2024, compared with 0.33% of total assets at December 31, 2023. Other real estate was approximately $2.4 million as of December 31, 2024, compared with $6.2 million at December 31, 2023.

The Company’s allowance for credit losses on loans at December 31, 2024 was $338.1 million, or 1.63% of loans compared with $307.1 million, or 1.52%, and $205.7 million, or 1.04%, at December 31, 2023 and 2022, respectively. The increase in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2023 was primarily attributable to among other things, a negative trend in forecast levels of commercial real estate prices and increased unemployment, partially offset by improvements in forecast levels of home prices and gross domestic product compared with the forecast at December 31, 2023.

The Company's provision for unfunded commitments during 2024 amounted to a release of $11.0 million, compared with a release of $10.9 million for 2023 and a provision of $19.2 million for 2022. The allowance for unfunded commitments on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The decrease in the provision for unfunded commitments was primarily due to a reduction in unfunded commitments during 2024 resulting from completion of existing commitments. The Company recorded no provision for other credit losses during 2024, compared with releases of $6,000 for 2023 and $139,000 for 2022.

Noninterest Income

Following is a comparison of noninterest income for 2024, 2023 and 2022.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Service charges on deposit accounts	$50,893	$46,575	$44,499
Mortgage banking activity	160,475	139,885	184,904
Other service charges, commissions and fees	4,758	4,401	3,875
Net gain (loss) on securities	12,304	(304)	203
Equipment finance activity	21,664	23,349	19,178
Other noninterest income	43,163	28,922	31,765
Total noninterest income	$293,257	$242,828	$284,424

2024 compared with 2023. Total noninterest income in 2024 was $293.3 million, compared with $242.8 million in 2023, reflecting an increase of 20.8%, or $50.4 million.

Service charges on deposit accounts increased $4.3 million, or 9.3%, to $50.9 million during 2024 compared with 2023. This increase was primarily attributable to an increase in corporate services charges compared with 2023.

Income from mortgage banking activities increased $20.6 million, or 14.7%, to $160.5 million during 2024 compared with 2023. This increase was a result of increases in production and gain on sale spreads compared with 2023. Total production in the retail mortgage division increased to $4.6 billion for 2024, compared with $4.3 billion for 2023, while gain on sale spreads increased in 2024 to 2.37% from 2.07% in 2023. Noninterest income from the Company's warehouse lending division was $4.2 million for 2024 compared with $3.5 million for 2023.

Other service charges, commission and fees increased by $357,000 to $4.8 million during 2024, an increase of 8.1% compared with 2023 due primarily to an increase in check cashing fees.

Gain on securities during 2024 was $12.3 million compared with a loss of $304,000 during 2023. The gain in 2024 was primarily due to a gain on conversion of Visa Class B stock of $12.6 million during the year.

Income from equipment finance activity decreased $1.7 million to $21.7 million during 2024, a decrease of 7.2% compared with 2023. This decrease largely being due to a $900,000 insurance settlement received in 2023.

Other noninterest income increased by $14.2 million, or 49.2%, to $43.2 million during 2024 compared with 2023. This is mostly due to a gain on sale of MSR of $10.5 million during 2024, compared with no such gain in 2023. Additionally, income on bank owned life insurance increased $3.5 million in 2024 due to the restructure of those policies during 2024 and the gain on sale of SBA loans increased by $2.6 million during 2024.

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

Income from equipment finance activity increased $4.2 million to $23.3 million during 2023, an increase of 21.7% compared with 2022. This increase largely being due to an increase of $3.0 million in gain on sale of lease equipment during 2023, as well as a $900,000 insurance settlement received during 2023.

Other noninterest income decreased by $2.8 million, or 9.0%, to $28.9 million during 2023 compared with 2022. This decrease was primarily due to a reduction in trust income of $4.4 million in 2023 after exiting this business at the end of 2022. Additionally, gains on sale of SBA loans decreased $4.0 million in 2023 compared to 2022. These decreases were partially offset by increases in BOLI income, SBA servicing income, merchant fee income and credit card interchange income of $1.9 million, $1.1 million, $771,000 and $760,000, respectively.

Noninterest Expense

Following is a comparison of noninterest expense for 2024, 2023 and 2022.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Salaries and employee benefits	$347,641	$320,110	$319,719
Occupancy and equipment	48,784	51,450	51,361
Advertising and marketing	12,612	11,638	12,032
Amortization of intangible assets	17,189	18,244	19,744
Data processing and communications expenses	59,699	53,486	49,228
Legal and other professional fees	16,737	17,726	16,439
Credit resolution-related expenses	2,487	80	29
Merger and conversion charges	—	—	1,212
FDIC insurance	15,499	26,940	8,063
Loan servicing expenses	36,157	35,283	36,835
Other noninterest expenses	50,989	43,324	45,993
Total noninterest expense	$607,794	$578,281	$560,655

2024 compared with 2023. Total noninterest expense increased to $607.8 million in 2024, compared with $578.3 million in 2023. Total noninterest expense for 2024 includes approximately $1.5 million in FDIC special assessment, $1.5 million in losses on disposition of bank premises and $550,000 in natural disaster expenses. Total noninterest expense for 2023 includes approximately $11.6 million in FDIC special assessment and $1.9 million in gains on disposition of bank premises. Excluding these amounts, expenses in 2024 increased by $36.0 million, or 6.33%, compared with 2023 levels.

Salaries and benefits increased from $320.1 million in 2023 to $347.6 million in 2024. This increase was attributable to an increase in variable pay resulting from increased production levels in our retail mortgage division along with an increase in health insurance costs in 2024. Salaries and benefits in our mortgage division increased $12.1 million, or 15.1%, to $92.4 million in 2024. Full time equivalent employees decreased from 2,765 at December 31, 2023 to 2,691 at December 31, 2024.

Amortization of intangible assets decreased $1.1 million, or 5.8%, to $17.2 million for 2024 compared with $18.2 million for 2023. This reduction was attributable to a reduction in core deposit intangible amortization.

Data processing and communication expenses increased $6.2 million, or 11.6%, to $59.7 million in 2024, compared with $53.5 million for 2023. This increase is primarily related to technology enhancements implemented utilizing cost saves identified from other areas of the Company.

FDIC insurance decreased $11.4 million, or 42.5%, to $15.5 million in 2024, compared with $26.9 million in 2023. Included in FDIC insurance for 2023 was $11.6 million related to the FDIC special assessment pursuant to the systemic risk determination following the closures of Silicon Valley Bank and Signature Bank in March 2023, compared with $1.5 million in 2024.

Other noninterest expense increased $7.7 million, or 17.7%, to $51.0 million in 2024 from $43.3 million in 2023. This increase is primarily attributable to a reduction in deferred loan origination costs and an increase in tax and license expenses. These items were partially offset by decreases in fraud and forgery losses, credit reporting expenses related to our equipment finance division, ATM expense and brokerage commissions.

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

Merger and conversion charges were $1.2 million in 2022, compared with no such charges recorded for 2023. Merger and conversion charges for 2022 were primarily related to the acquisition of Balboa Capital Corporation in December 2021.

Other noninterest expense decreased $2.7 million, or 5.8%, to $43.3 million in 2023 from $46.0 million in 2022, resulting primarily from an increase in deferred costs related to our equipment finance division production and net gains on sale of bank premises and a decrease in tax and license expense. These items were partially offset by increases in mortgage indemnification expense and credit reporting expenses related to our equipment finance division.

Income Taxes

Income tax expense is influenced by statutory federal and state tax rates, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2024, the Company recorded income tax expense of approximately $117.2 million, compared with $87.8 million recorded in 2023 and $106.6 million recorded in 2022. The Company’s effective tax rate was 24.6%, 24.6% and 23.5% for the years ended December 31, 2024, 2023 and 2022, respectively.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2024, approximately 72.3% of our loan portfolio was secured by real estate, compared with 74.2% at December 31, 2023.

The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$2,953,135	$2,688,929
Consumer	221,735	275,809
Mortgage warehouse	965,053	818,728
Municipal	441,408	492,668
Premium finance	1,155,614	946,562
Real estate - construction and development	1,998,506	2,129,187
Real estate - commercial and farmland	8,445,958	8,059,754
Real estate - residential	4,558,497	4,857,666
Loans, net of unearned income	$20,739,906	$20,269,303

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $40.0 million for construction loans and $50.0 million for term loans with stabilized cash flows, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2024 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial and industrial	$234,113	7.22%	15	64.37%	—%
Mortgage warehouse	744,006	6.93%	16	—	—%
Real estate - construction and development	503,851	6.38%	37	—	—%
Real estate - commercial and farmland	993,413	5.80%	30	—	—%
Total	$2,475,383	6.39%	26	6.09%	—%

Total loans as of December 31, 2024, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years through Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$464,967	$1,908,400	$561,813	$17,955	$2,953,135
Consumer	44,267	105,005	71,633	830	221,735
Mortgage warehouse	447,915	517,138	—	—	965,053
Municipal	5,097	51,939	295,618	88,754	441,408
Premium finance	1,120,485	35,129	—	—	1,155,614
Real estate - construction and development	860,364	1,020,659	103,271	14,212	1,998,506
Real estate - commercial and farmland	1,301,116	4,868,138	2,110,884	165,820	8,445,958
Real estate - residential	48,758	222,149	409,366	3,878,224	4,558,497
Total	$4,292,969	$8,728,557	$3,552,585	$4,165,795	$20,739,906

Total loans which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2024
Predetermined interest rates
Commercial and industrial	$1,978,379
Consumer	97,656
Municipal	436,053
Premium finance	35,129
Real estate - construction and development	398,679
Real estate - commercial and farmland	5,038,179
Real estate - residential	2,698,635
$10,682,710
Floating or adjustable interest rates
Commercial and industrial	$509,789
Consumer	79,812
Mortgage warehouse	517,138
Municipal	258
Real estate - construction and development	739,463
Real estate - commercial and farmland	2,106,663
Real estate - residential	1,811,104
$5,764,227

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of December 31, 2024 is below:

(dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$137,503	$2,169	$1,192	$140,864
Multifamily residential	1,454,772	—	—	1,454,772
Owner occupied CRE	1,839,329	11,826	28,905	1,880,060
Non-owner occupied CRE	4,872,745	82,341	15,176	4,970,262
Total real estate - commercial and farmland	$8,304,349	$96,336	$45,273	$8,445,958

Investor CRE, which includes multifamily residential and non-owner occupied CRE loans, has several dynamics which individually, or in combination, pose potential challenges to the portfolio. These include levels of interest rates above those at origination for loan renewals and changes to occupancy rates as firms reevaluate space needs as hybrid or remote work has expanded. The primary repayment source for these loans is cash flows from the securing property. The Company in normal course performs periodic evaluations of its portfolio for continued soundness and appropriate risk ratings. These reviews include evaluation of current financials, stressed cash flows at increased interest rates and evaluation of property values at various occupancy levels and cap rates. The Company's CRE portfolio continues to perform favorably with modest levels of past-due loans, such that past-due loans represented approximately 18 basis points of CRE loans at December 31, 2024.

The Company's multifamily residential portfolio is diversified geographically with the majority residing within our five-state footprint. Below is a summary of the multifamily residential portfolio by significant MSAs or state as of December 31, 2024:

(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
Multifamily residential	$239,371	$237,679	$150,344	$147,590	$208,835	$158,247	$85,517	$53,933	$173,256	$1,454,772

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type and significant MSAs or state as of December 31, 2024:

(dollars in thousands)	Atlanta	Other Georgia	Jacksonville	Orlando	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
Retail	$481,751	$169,255	$231,823	$175,140	$228,464	$344,985	$135,078	$106,166	$147,454	$2,020,116
Office	515,359	26,469	74,001	136,099	168,620	186,856	73,247	4,243	62,062	1,246,956
Warehouse / industrial	277,679	13,433	46,838	11,900	72,919	76,785	80,222	679	109,808	690,263
Hotel	43,500	27,383	102,186	47,249	104,365	73,960	12,204	2,369	16,248	429,464
Mini storage warehouse	51,505	37,427	32,432	40,441	41,402	39,118	33,204	18,035	67,552	361,116
Assisted living facilities	69,402	—	4,641	19	39,618	455	—	—	—	114,135
Miscellaneous	38,514	13,491	9,945	17,388	11,537	7,477	7,432	1,158	1,270	108,212
Total non-owner occupied CRE	$1,477,710	$287,458	$501,866	$428,236	$666,925	$729,636	$341,387	$132,650	$404,394	$4,970,262

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

	December 31,
	2024		2023		2022
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and industrial	$87,242	14%	$64,053	13%	$39,455	13%
Consumer	7,327	1	3,952	1	5,587	3
Mortgage warehouse	2,262	5	1,678	4	2,118	5
Municipal	58	2	345	2	357	3
Premium finance	736	5	602	5	1,025	5
Real estate – construction and development	60,421	10	61,017	11	32,659	11
Real estate – commercial and farmland	118,377	41	110,097	40	67,433	38
Real estate - residential	61,661	22	65,356	24	57,043	22
Total	$338,084	100%	$307,100	100%	$205,677	100%

The following table provides an analysis of the net charge-offs (recoveries) by loan category for the years ended December 31, 2024, 2023 and 2022.

	2024			2023			2022
	Net charge-offs (recoveries)	Average Balance	Rate	Net charge-offs (recoveries)	Average balance	Rate	Net charge-offs (recoveries)	Average balance	Rate
Commercial and industrial	$36,537	$2,848,632	1.28%	$43,646	$2,687,805	1.62%	$8,681	$2,116,723	0.41%
Consumer	2,592	242,512	1.07	3,853	375,783	1.03	3,264	392,467	0.83
Mortgage warehouse	—	948,484	—	—	963,035	—	—	891,285	—
Municipal	—	464,259	—	—	502,849	—	—	531,324	—
Premium finance	474	1,102,157	0.04	766	982,442	0.08	387	922,551	0.04
Real estate - construction and development	(59)	2,197,079	—	(949)	2,162,424	(0.04)	(865)	1,761,853	(0.05)
Real estate - commercial and farmland	(603)	8,216,256	(0.01)	3,693	7,811,671	0.05	3,349	7,155,542	0.05
Real estate - residential	(84)	4,739,868	—	(628)	4,668,312	(0.01)	(301)	3,749,716	(0.01)
	$38,857	$20,759,247	0.19%	$50,381	$20,154,321	0.25%	$14,515	$17,521,461	0.08%

The following table provides an analysis of the allowance for credit losses on loans held for investment.

	December 31,
(dollars in thousands)	2024	2023	2022
Allowance for credit losses on loans at end of period	$338,084	$307,100	$205,677
Loan balances:
End of period	20,739,906	20,269,303	19,855,253
Allowance for credit losses on loans as a percentage of end of period loans	1.63%	1.52%	1.04%
Nonaccrual loans as a percentage of end of period loans	0.49%	0.75%	0.68%
Allowance for credit losses to nonaccrual loans at end of period	330.75%	203.22%	152.57%

At December 31, 2024, the allowance for credit losses on loans totaled $338.1 million, or 1.63% of loans, compared with $307.1 million, or 1.52% of loans, at December 31, 2023. The increase in the allowance for credit losses on loans as a percentage of loans compared with December 31, 2023 was primarily attributable to declines in forecast economic conditions, particularly levels of commercial real estate prices, compared with 2023. For the year ended December 31, 2024, our net charge off ratio as a percentage of average loans decreased to 0.19%, compared with 0.25% for the year ended December 31, 2023. This decrease was primarily a result of decreased charge-offs in our commercial and industrial portfolio. Included in net charge-offs for the year ended December 31, 2023 was $5.6 million in charge-offs on loans which were fully reserved upon acquisition. Excluding those charge-offs, net charge-offs for 2023 would have been 0.22%.

The provision for credit losses on loans for the year ended December 31, 2024 was $69.8 million, compared with $153.5 million for the year ended December 31, 2023. This decrease primarily resulted from the updated economic forecast during 2024, partially offset by organic loan growth during the year. As of December 31, 2024 our ratio of nonperforming assets to total assets had decreased to 0.47% from 0.69% at December 31, 2023. Included in non-performing assets were serviced GNMA-guaranteed residential mortgage loans totaling $12.0 million and $90.2 million at December 31, 2024 and 2023, respectively. Non-performing assets, excluding GNMA-guaranteed loans, represented 0.42% of total assets at December 31, 2024, compared with 0.33% of total assets at December 31, 2023.

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

	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans
Commercial and industrial	$11,875	$8,059
Consumer	782	1,452
Real estate - construction and development	3,718	282
Real estate - commercial and farmland	11,960	11,295
Real estate - residential(1)	73,883	130,029
Total	$102,218	$151,117
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	$17,733	$16,988
(1) Included in real estate - residential were $12.0 million and $90.2 million of serviced GNMA-guaranteed nonaccrual loans at December 31, 2024 and 2023, respectively.

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately

43.0% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan category with the longest maturity, are usually made with fifteen to thirty year maturities, but a portion is at a variable interest rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2024, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2024
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Interest-bearing deposits in banks	$975,397	$—	$—	$—	$975,397
Investment securities	101,292	332,062	836,782	565,801	1,835,937
Loans held for sale	528,599	—	—	—	528,599
Loans	6,823,764	1,585,523	6,335,331	5,995,288	20,739,906
	8,429,052	1,917,585	7,172,113	6,561,089	24,079,839

Interest-bearing liabilities:
Interest-bearing demand deposits	4,083,818	—	—	—	4,083,818
Money market deposit accounts	7,143,306	—	—	—	7,143,306
Savings	764,373	—	—	—	764,373
Time deposits	1,625,711	1,511,243	95,626	78	3,232,658
FHLB advances	65,000	—	15,000	18,296	98,296
Other borrowings	10,000	183,492	—	—	193,492
Trust preferred securities	132,309	—	—	—	132,309
	13,824,517	1,694,735	110,626	18,374	15,648,252

Interest rate sensitivity gap	$(5,395,465)	$222,850	$7,061,487	$6,542,715	$8,431,587

Cumulative interest rate sensitivity gap	$(5,395,465)	$(5,172,615)	$1,888,872	$8,431,587

Interest rate sensitivity gap ratio	0.61	1.13	64.83	357.09

Cumulative interest rate sensitivity gap ratio	0.61	0.67	1.12	1.54

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of debt securities available-for-sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2024	2023
U.S. Treasuries	$796,464	$720,877
U.S. government-sponsored agencies	994	985
State, county and municipal securities	24,740	28,051
Corporate debt securities	10,283	10,027
SBA pool securities	70,482	51,516
Mortgage-backed securities	768,297	591,488
Total debt securities available-for-sale	$1,671,260	$1,402,944

Following is a summary of the carrying value of debt securities held-to-maturity as of the end of each reported period:

	December 31,
(dollars in thousands)	2024	2023
State, county and municipal securities	$33,623	$31,905
Mortgage-backed securities	131,054	109,607
Total debt securities held-to-maturity	$164,677	$141,512

The amounts of securities available-for-sale and held-to in each category as of December 31, 2024 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

Securities available-for-sale (1)	U.S. Treasuries		U.S. Government-sponsored Agencies		State, County and Municipal Securities
(dollars in thousands)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$298,391	2.93%	$994	2.16%	$5,799	4.23%
After one year through five years	449,104	3.63%	—	—%	12,270	3.86%
After five years through ten years	48,969	4.36%	—	—%	6,671	3.93%
After ten years	—	—%	—	—%	—	—%
	$796,464	3.41%	$994	2.16%	$24,740	3.96%

Securities available-for-sale (1)	Corporate Debt Securities		SBA Pool Securities		Mortgage-backed Securities
	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$499	4.31%	$2,192	2.49%	$26,357	2.89%
After one year through five years	8,381	6.36%	1,955	2.29%	266,839	3.07%
After five years through ten years	—	—%	57,872	5.21%	72,675	3.86%
After ten years	1,403	7.80%	8,463	3.19%	402,426	3.97%
	$10,283	6.51%	$70,482	4.78%	$768,297	3.61%

Securities held-to-maturity (1)	State, County and Municipal Securities		Mortgage-backed Securities
	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—%	25,152	2.89%
After five years through ten years	—	—%	59,030	2.52%
After ten years	33,623	3.94%	46,872	3.43%
	$33,623	3.94%	$131,054	2.92%
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

Management and the ALCO Committee evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2024, management determined $69,000 was attributable to credit impairment and maintained the allowance for credit losses accordingly. The remaining $39.0 million in unrealized loss was determined to be from factors other than credit. The Company's held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

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

During 2024, total deposits increased $1.01 billion, or 4.9%, to $21.72 billion at December 31, 2024, compared with $20.71 billion at December 31, 2023. This growth was primarily attributable to an increase of $1.18 billion in money market accounts, partially offset by a decrease in brokered time deposits of $339.7 million. Non-interest bearing deposits increased $6.7 million, or 0.1%, to $6.50 billion at December 31, 2024. Interest-bearing deposits increased $1.01 billion, or 7.1%, to $15.22 billion at December 31, 2024.

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$6,567,855	—%	$6,771,464	—%
NOW	3,824,094	2.12	3,878,034	1.79
Money market	6,395,883	3.61	5,382,865	3.02
Savings	776,273	0.49	936,454	0.68
Retail time deposits	2,440,891	4.21	2,031,828	3.13
Brokered time deposits	1,274,933	5.17	1,024,606	5.24
Total deposits	$21,279,929	2.28%	$20,025,251	1.78%

At December 31, 2024, the Company had brokered deposits of $810.1 million. The amounts of time certificates of deposit issued in amounts of more than $250,000 as of December 31, 2024, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through six months, (iii) over six months through one year and (iv) over one year.

(dollars in thousands)	December 31, 2024
Three months or less	$311,841
Over three months through six months	331,698
Over six months through one year	184,299
Over one year	15,941
Total	$843,779

As of December 31, 2024 and 2023, the Company had estimated uninsured deposits of $10.24 billion and $9.13 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $3.49 billion, or 34.0%, of the uninsured deposits at December 31, 2024 were for municipalities which are collateralized with investment securities or letters of credit.

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

The following table summarizes commitments outstanding at December 31, 2024 and 2023.

	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$3,578,227	$4,412,818
Unused home equity lines of credit	437,304	386,574
Financial standby letters of credit	39,507	37,546
Mortgage interest rate lock commitments	192,528	171,750
Mortgage forward contracts with positive fair value - notional amount	1,153,717	—
Mortgage forward contracts with negative fair value - notional amount	—	663,015
	$5,401,283	$5,671,703

The following table summarizes short-term borrowings for the periods indicated.

	Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Federal funds purchased and securities sold under agreement to repurchase	$—	—%	$—	—%	$1,477	0.27%

	Year Ended December 31,
	2024	2023	2022
(dollars in thousands)	Total Balance	Total Balance	Total Balance
Total maximum short-term borrowings outstanding at any month-end during the year	$—	$—	$6,924

As of December 31, 2024, letters of credit issued by the Federal Home Loan Bank totaling $1.33 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

The following table sets forth certain information about contractual cash obligations as of December 31, 2024.

	Payments Due After December 31, 2024
(dollars in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	>5 Years
Deposits without a stated maturity	$18,489,790	$18,489,790	$—	$—	$—
Time certificates of deposit	3,232,658	3,136,954	73,910	21,716	78
Other borrowings	292,179	75,000	15,000	—	202,179
Subordinated deferrable interest debentures	154,390	—	—	—	154,390
Operating lease obligations	57,672	10,246	18,055	12,508	16,863
Total contractual cash obligations	$22,226,689	$21,711,990	$106,965	$34,224	$373,510

At December 31, 2024, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2024, the Company’s capital increased $324.8 million, primarily due to net income of $358.7 million, which was partially offset by the cash dividends declared on common shares of $45.2 million and share repurchases of $8.0 million. During 2023, the Company’s capital increased $229.3 million, primarily due to net income of $269.1 million, which was partially offset by the cash dividends declared on common shares of $41.7 million and share repurchases of $20.3 million. For both 2024 and 2023, other capital related transactions, such as share-based compensation, common stock issuances through the exercise of stock options, and issuances of shares of restricted stock accounted for only a small change in the capital of the Company.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2024.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$2,729,727	10.74%	$1,016,543	4.00%	$1,713,184	6.74%
Ameris Bank	$2,834,667	11.17%	$1,015,484	4.00%	$1,819,183	7.17%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$2,729,727	12.65%	$1,510,315	7.00%	$1,219,412	5.65%
Ameris Bank	$2,834,667	13.15%	$1,509,040	7.00%	$1,325,627	6.15%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$2,729,727	12.65%	$1,833,954	8.50%	$895,773	4.15%
Ameris Bank	$2,834,667	13.15%	$1,832,406	8.50%	$1,002,261	4.65%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$3,316,661	15.37%	$2,265,473	10.50%	$1,051,188	4.87%
Ameris Bank	$3,179,067	14.75%	$2,263,560	10.50%	$915,507	4.25%

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

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Selected Income Statement Data:
Interest income	$346,363	$355,146	$347,323	$329,452
Interest expense	124,542	141,086	135,402	128,064
Net interest income	221,821	214,060	211,921	201,388
Provision for credit losses	12,808	6,107	18,773	21,105
Net interest income after provision for credit losses	209,013	207,953	193,148	180,283
Noninterest income	68,959	69,709	88,711	65,878
Noninterest expense	151,949	151,777	155,357	148,711
Income before income taxes	126,023	125,885	126,502	97,450
Income tax	31,647	26,673	35,717	23,138
Net income	$94,376	$99,212	$90,785	$74,312

Per Share Data:
Basic earnings per common share	$1.37	$1.44	$1.32	$1.08
Diluted earnings per common share	1.37	1.44	1.32	1.08
Common dividends - cash	0.20	0.15	0.15	0.15

	Three Months Ended
(dollars in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Selected Income Statement Data:
Interest income	$332,214	$330,553	$321,952	$295,716
Interest expense	126,113	122,802	112,412	84,064
Net interest income	206,101	207,751	209,540	211,652
Provision for credit losses	22,952	24,459	45,516	49,729
Net interest income after provision for credit losses	183,149	183,292	164,024	161,923
Noninterest income	56,248	63,181	67,349	56,050
Noninterest expense	149,011	141,446	148,403	139,421
Income before income taxes	90,386	105,027	82,970	78,552
Income tax	24,452	24,912	20,335	18,131
Net income	$65,934	$80,115	$62,635	$60,421

Per Share Data:
Basic earnings per common share	$0.96	$1.16	$0.91	$0.87
Diluted earnings per common share	0.96	1.16	0.91	0.87
Common dividends - cash	0.15	0.15	0.15	0.15

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2025. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	1.7%	11.0%
300	1.5%	9.9%
200	1.1%	7.0%
100	0.7%	3.9%
(100)	(0.7)%	(4.0)%
(200)	(1.3)%	(8.4)%
(300)	(2.2)%	(13.6)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2024 and 2023
Consolidated Statements of Income – Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income – Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Matters To Be Voted On - Proposal 1 - Election of Directors,” “Governance - Director Independence,” “Governance - Director Nomination Process” “Board of Directors - Board Members,” “Board of Directors - Board Committees,” “Board of Directors - Director Compensation,” “Information About Our Executive Officers,” “Executive Compensation – Compensation Discussion and Analysis – Other Compensation Program Aspects – Insider Trading Policy; Hedging Restrictions,” “Executive Compensation - Employment Agreements,” “Audit Matters - Audit Committee Report,” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Code of Business Conduct and Ethics

Ameris has adopted a code of business conduct and ethics that is applicable to all employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. The code of business conduct and ethics is available on our website at www.amerisbank.com.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Board of Directors - Board Committees - Compensation Committee,” “Board of Directors - Director Compensation” and “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	168,785	$—	2,175,577

(1)Represents shares issuable upon the vesting of performance stock units ("PSUs") granted under the 2021 Omnibus Equity Compensation Plan at target. PSUs are not taken into account in column (b).
(2)Consists of our 2021 Omnibus Equity Compensation Plan, which provides for the granting to directors, officers and certain other employees of qualified or nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Governance - Director Independence,” “Board of Directors - Board Committees” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Matters To Be Voted On - Proposal 2 - Ratification of Appointment of Our Registered Independent Public Accounting Firm,” “Board of Directors - Board Committees - Audit Committee” and “Audit Matters - Fees and Services” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.    Financial statements:
(a)Ameris Bancorp and Subsidiaries:
(i)Consolidated Balance Sheets – December 31, 2024 and 2023;
(ii)Consolidated Statements of Income – Years ended December 31, 2024, 2023 and 2022;
(iii)Consolidated Statements of Comprehensive Income – Years ended December 31, 2024, 2023 and 2022;
(iv)Consolidated Statements of Shareholders' Equity – Years ended December 31, 2024, 2023 and 2022;
(v)Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022; and
(vi)Notes to Consolidated Financial Statements.
(b)Ameris Bancorp (parent company only):
Parent company only financial information has been included in Note 21 of the Notes to Consolidated Financial Statements.
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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through February 23, 2023 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023).

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Subordinated Debt Indenture dated as of March 13, 2017 by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.3	First Supplemental Indenture, dated as of March 13, 2017, by and between Ameris Bancorp and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.4	Second Supplemental Indenture, dated as of December 6, 2019, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.5	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due 2027 (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on March 13, 2017).

4.6	Form of 4.25% Fixed-to-Floating Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp’s Current Report on Form 8-K filed with the SEC on December 6, 2019).

4.7	Form of Global Note representing Fixed/Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.56 to Ameris Bancorp's Annual Report on Form 10-K filed with the SEC on March 9, 2020).

4.8	Third Supplemental Indenture, dated as of September 28, 2020, by and between Ameris Bancorp and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

4.9	Form of 3.875% Fixed-to-Floating Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 to Ameris Bancorp's Current Report on Form 8-K filed with the SEC on September 28, 2020).

10.1*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

10.2*	Ameris Bancorp 2014 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A to Ameris Bancorp’s Definitive Proxy Statement filed with the SEC on April 17, 2014).

10.3*	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 99.4 to Ameris Bancorp’s Registration Statement on Form S-8 filed with the SEC on November 26, 2014).

10.4*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on May 10, 2019).

10.5*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.6*	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.7*	Supplemental Executive Retirement Agreement with Lawton E. Bassett, III, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.8*	Form of Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.17 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.9*	Supplemental Executive Retirement Agreement with James A. LaHaise, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.15 to Ameris Bancorp's Form 10-K filed with the SEC on February 26, 2021).

10.10*	Ameris Bancorp 2021 Omnibus Equity Incentive Plan, as amended and restated through July 26, 2022 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on August 5, 2022).

10.11*	Form of Restricted Share Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.12*	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.13*	Form of Performance Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.14*	Summary of Director Compensation (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 8, 2023).

10.15*	Second Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of November 6, 2024 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on November 8, 2024).

10.16*	Form of Restricted Share Award Agreement (Employee Covenants) under the 2021 Omnibus Equity Incentive Plan.

19.1	Insider Trading Policy.

21.1	Schedule of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

97.1	Policy for the Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Quantitative component of the allowance for credit losses on loans evaluated on a collective basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2024 was $338.1 million, a portion of which related to the quantitative component of the allowance for credit losses on loans evaluated on a collective (pool) basis for the commercial and industrial, consumer, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments (the quantitative collective ACL). The Company estimated the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to their loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD). The modeling of expected prepayment speeds and curtailment rates are based on historical internal data, and consider current conditions and reasonable and supportable forecasts of future economic conditions. The Company uses regression analysis of historical internal and peer loss data to determine suitable macroeconomic variables to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD and LGD will react to forecasted levels of the macroeconomic variables over a reasonable and supportable forecast period. At the end of the four-quarter reasonable and supportable forecast period, the Company reverts to a historical loss rate on a straight-line basis over four quarters. Management leverages economic projections comprising multiple weighted scenarios from an independent third party to inform its macroeconomic variable forecasts over the reasonable and supportable forecast period. A portion of the allowance for credit losses is comprised of qualitative factors for model limitations and risk uncertainty as well as for loan segment specific risks that cannot be addressed in the quantitative methods.

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
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ameris Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Ameris Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia
February 28, 2025

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2024 and 2023
(dollars in thousands, except per share data)

	2024	2023
Assets
Cash and due from banks	$244,980	$230,470
Interest-bearing deposits in banks	975,397	936,834
Cash and cash equivalents	1,220,377	1,167,304

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $69 and $69	1,671,260	1,402,944
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $144,028 and $122,731)	164,677	141,512
Other investments	66,298	71,794
Loans held for sale, at fair value	528,599	281,332

Loans, net of unearned income	20,739,906	20,269,303
Allowance for credit losses	(338,084)	(307,100)
Loans, net	20,401,822	19,962,203

Other real estate owned, net	2,433	6,199
Premises and equipment, net	209,460	216,435
Goodwill	1,015,646	1,015,646
Other intangible assets, net	70,761	87,949
Cash value of bank owned life insurance	408,574	395,778
Other assets	502,143	454,603
Total assets	$26,262,050	$25,203,699

Liabilities
Deposits
Noninterest-bearing	$6,498,293	$6,491,639
Interest-bearing	15,224,155	14,216,870
Total deposits	21,722,448	20,708,509
Other borrowings	291,788	509,586
Subordinated deferrable interest debentures, net	132,309	130,315
Other liabilities	363,983	428,542
Total liabilities	22,510,528	21,776,952

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,699,245 and 72,516,079 shares issued	72,699	72,516
Capital surplus	1,958,642	1,945,385
Retained earnings	1,853,428	1,539,957
Accumulated other comprehensive income (loss), net of tax	(30,119)	(35,939)
Treasury stock, at cost, 3,630,636 and 3,462,738 shares	(103,128)	(95,172)
Total shareholders’ equity	3,751,522	3,426,747
Total liabilities and shareholders’ equity	$26,262,050	$25,203,699

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands, except per share data)

	2024	2023	2022
Interest income
Interest and fees on loans	$1,265,522	$1,172,162	$834,969
Interest on taxable securities	61,518	59,002	34,656
Interest on nontaxable securities	1,338	1,335	1,176
Interest on deposits in other banks	49,906	47,936	23,008
Interest on federal funds sold	—	—	77
Total interest income	1,378,284	1,280,435	893,886

Interest expense
Interest on deposits	484,673	356,017	56,105
Interest on other borrowings	44,421	89,374	36,755
Total interest expense	529,094	445,391	92,860

Net interest income	849,190	835,044	801,026
Provision for loan losses	69,841	153,515	52,610
Provision for unfunded commitments	(11,048)	(10,853)	19,226
Provision for other credit losses	—	(6)	(139)
Provision for credit losses	58,793	142,656	71,697
Net interest income after provision for credit losses	790,397	692,388	729,329

Noninterest income
Service charges on deposit accounts	50,893	46,575	44,499
Mortgage banking activity	160,475	139,885	184,904
Other service charges, commissions and fees	4,758	4,401	3,875
Net gain (loss) on securities	12,304	(304)	203
Equipment finance activity	21,664	23,349	19,178
Other noninterest income	43,163	28,922	31,765
Total noninterest income	293,257	242,828	284,424

Noninterest expense
Salaries and employee benefits	347,641	320,110	319,719
Occupancy and equipment	48,784	51,450	51,361
Advertising and marketing	12,612	11,638	12,032
Amortization of intangible assets	17,189	18,244	19,744
Data processing and communications expenses	59,699	53,486	49,228
Legal and other professional fees	16,737	17,726	16,439
Credit resolution-related expenses	2,487	80	29
Merger and conversion charges	—	—	1,212
FDIC insurance	15,499	26,940	8,063
Loan servicing expenses	36,157	35,283	36,835
Other noninterest expenses	50,989	43,324	45,993
Total noninterest expense	607,794	578,281	560,655

Income before income tax expense	475,860	356,935	453,098
Income tax expense	117,175	87,830	106,558
Net income	$358,685	$269,105	$346,540

Basic earnings per common share	$5.21	$3.90	$5.01
Diluted earnings per common share	$5.19	$3.89	$4.99
Weighted average common shares outstanding
Basic	68,808,830	68,977,453	69,193,591
Diluted	69,061,832	69,104,158	69,419,721
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands)

	2024	2023	2022
Net income	$358,685	$269,105	$346,540

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on investment securities available-for-sale, net of tax expense (benefit) of $1,937, $3,598 and ($16,507)	5,820	10,339	(62,097)
Reclassification adjustment for losses on investment securities included in earnings, net of tax of $0, $80 and $0	—	229	—
Total other comprehensive income (loss)	5,820	10,568	(62,097)

Comprehensive income	$364,505	$279,673	$284,443

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at beginning of period	72,017,126	$72,017	$1,924,813	$1,006,436	$15,590	2,407,898	$(52,405)	$2,966,451
Issuance of restricted shares	165,687	166	1,175	—	—	—	—	1,341
Forfeitures of restricted shares	(14,889)	(15)	(128)	—	—	—	—	(143)
Exercise of stock options	95,803	96	2,703	—	—	—	—	2,799
Share-based compensation	—	—	6,648	—	—	—	—	6,648
Purchase of treasury shares	—	—	—	—	—	486,779	(22,421)	(22,421)
Net income	—	—	—	346,540	—	—	—	346,540
Dividends on common shares ($0.60 per share)	—	—	—	(41,718)	—	—	—	(41,718)
Other comprehensive income (loss) during the period	—	—	—	—	(62,097)	—	—	(62,097)
Balance at December 31, 2022	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of restricted shares	133,430	133	(133)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	105,005	105	(105)	—	—	—	—	—
Forfeitures of restricted shares	(2,083)	(2)	(30)	—	—	—	—	(32)
Proceeds from the exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	9,982	—	—	—	—	9,982
Purchase of treasury shares	—	—	—	—	—	568,061	(20,346)	(20,346)
Net income	—	—	—	269,105	—	—	—	269,105
Dividends on common shares ($0.60 per share)	—	—	—	(41,683)	—	—	—	(41,683)
Cumulative effect of change in accounting for credit losses	—	—	—	1,277	—	—	—	1,277
Other comprehensive income (loss) during the period	—		—	—	10,568	—	—	10,568
Balance at December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Continued)
Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at January 1, 2024	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747
Issuance of restricted shares	130,520	131	(131)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	63,301	63	(63)	—	—	—	—	—
Forfeitures of restricted shares	(10,655)	(11)	(220)	—	—	—	—	(231)
Share-based compensation	—	—	13,671	—	—	—	—	13,671
Purchase of treasury shares	—	—	—	—	—	167,898	(7,956)	(7,956)
Net income	—	—	—	358,685	—	—	—	358,685
Dividends on common shares ($0.65 per share)	—	—	—	(45,214)	—	—	—	(45,214)
Other comprehensive income (loss) during the period	—	—	—	—	5,820	—	—	5,820
Balance at December 31, 2024	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands)

	2024	2023	2022
Operating Activities
Net income	$358,685	$269,105	$346,540
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion, net	36,798	34,570	40,987
Net (gains) losses on sale or disposal of premises and equipment	1,401	(1,658)	156
Net write-downs on premises and equipment	(121)	—	—
Provision for credit losses	58,793	142,656	71,697
Net write-downs and (gains) losses on sale of other real estate owned	532	(1,595)	(1,773)
Share-based compensation expense	13,440	9,950	6,706
Amortization of operating lease right of use assets	9,930	11,363	12,639
Provision for deferred taxes	(20,078)	(20,468)	(35,677)
Net (gain) loss on securities	(12,304)	304	(203)
Loan servicing asset impairment (recovery)	—	—	(21,824)
Originations of mortgage loans held for sale	(4,420,439)	(3,620,664)	(3,949,676)
Payments received on mortgage loans held for sale	20,479	15,269	23,324
Proceeds from sales of mortgage loans held for sale	4,179,314	3,695,259	4,493,742
Net (gains) losses on mortgage loans held for sale	(41,298)	2,072	93,133
Originations of SBA loans	(28,805)	(27,410)	(46,479)
Proceeds from sales of SBA loans	32,999	30,462	57,171
Net gains on sales of SBA loans	(4,194)	(1,557)	(5,552)
Increase in cash surrender value of bank owned life insurance	(12,298)	(8,777)	(7,305)
Gain on bank owned life insurance proceeds	(1,464)	(486)	(55)
Gain on sale of mortgage servicing rights	(10,494)	—	(1,356)
Loss (gain) on debt redemption	890	(1,148)	—
Increase in interest receivable	(747)	(9,662)	(20,125)
Increase (decrease) in interest payable	(11,176)	26,946	6,217
Increase in taxes payable	29,846	2,271	5,177
Change attributable to other operating activities	(25,496)	22,157	(4,991)
Net cash provided by operating activities	154,193	568,959	1,062,473

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands)

	2024	2023	2022
Investing Activities, net of effects of business combinations
Purchases of securities available-for-sale	$(693,401)	$(30,548)	$(1,172,323)
Purchases of securities held-to-maturity	(26,071)	(8,543)	(57,408)
Proceeds from prepayments and maturities of securities available-for-sale	434,711	142,082	186,849
Proceeds from prepayments and maturities of securities held-to-maturity	3,084	2,082	2,357
Proceeds from sale of securities available-for-sale	—	5,141	—
Net (increase) decrease in other investments	16,712	38,112	(63,959)
Net increase in loans	(610,502)	(485,459)	(3,345,287)
Purchase of loan pool	—	—	(472,266)
Proceeds from sale of mortgage servicing rights	82,328	—	119,845
Purchases of premises and equipment	(13,477)	(17,531)	(13,568)
Proceeds from sale of premises and equipment	250	3,925	46
Proceeds from sales of other real estate owned	14,625	10,655	5,086
Purchase of bank owned life insurance	(110,000)	—	(50,000)
Proceeds from bank owned life insurance	55,059	1,890	101
Net cash proceeds paid in acquisitions	—	—	(14,003)
Net cash used in investing activities	(846,682)	(338,194)	(4,874,530)
Financing Activities, net of effects of business combinations
Net increase (decrease) in deposits	1,013,939	1,245,771	(202,815)
Net decrease in securities sold under agreements to repurchase	—	—	(5,845)
Proceeds from other borrowings	6,308,000	15,842,000	3,950,000
Repayment of other borrowings	(6,526,963)	(17,207,845)	(2,814,576)
Proceeds from exercise of stock options	—	476	2,799
Dividends paid - common stock	(41,460)	(41,649)	(41,610)
Purchase of treasury shares	(7,954)	(20,346)	(22,421)
Net cash provided by (used in) financing activities	745,562	(181,593)	865,532

Net increase (decrease) in cash, cash equivalents and restricted cash	53,073	49,172	(2,946,525)
Cash, cash equivalents and restricted cash at beginning of period	1,167,304	1,118,132	4,064,657
Cash, cash equivalents and restricted cash at end of period	$1,220,377	$1,167,304	$1,118,132

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$540,270	$418,445	$86,643
Income taxes	$102,511	$101,328	$133,894
Loans transferred to other real estate owned	$11,391	$14,416	$346
Loans transferred from loans held for sale to loans held for investment	$14,677	$—	$196,891
Loans provided for the sales of other real estate owned	$—	$—	$2,288
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,488	$2,827	$7,226
Assets acquired in business combination	$—	$—	$3,216
Liabilities assumed in business combination	$—	$—	$(10,787)
Change in unrealized gain (loss) on securities available-for-sale, net of tax	$5,820	$10,568	$(62,097)
See notes to consolidated financial statements

AMERIS BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp and subsidiaries (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia, and whose primary business is presently conducted by Ameris Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Bank also engages in mortgage banking activities, and, as such, originates, acquires, sells and services one-to-four family residential mortgage loans primarily in the Southeast. The Bank also originates, administers and services commercial insurance premium loans, equipment finance loans and SBA loans made to borrowers throughout the United States. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. There was no restricted cash held at either December 31, 2024 and 2023.

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

The amortization of premiums and accretion of discounts are recognized in interest income over the expected life of the securities, which may be shorter than the stated life of the security. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2024, 2023 and 2022. Accrued interest receivable on debt securities totaled $10.2 million and $7.5 million as of December 31, 2024 and 2023, respectively.

The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit-related impairment exists. The Company first evaluates whether it intends to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses ("ACL"), limited to the amount by which the fair value is less than the amortized cost basis. Refer to Note 2 for additional information related to the ACL for available-for-sale securities. Any impairment not recognized through an ACL is recognized in other comprehensive income, net of tax, as a non credit-related impairment.

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Refer to Note 2 for additional information related to the ACL for held-to-maturity securities.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock. These investments do not have readily determinable fair values due to restrictions placed on transferability and therefore are carried at cost. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Also included in other investments are 28,805 Visa Class B-2 restricted shares owned by the Bank with a carrying value of approximately $121,000 as of December 31, 2024.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Bank. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares.  As of December 31, 2024, the conversion ratio was 1.5430. On January 23, 2024, Visa’s common stockholders approved amendments to the Visa’s certificate of incorporation authorizing Visa to implement an exchange offer program that would have the effect of releasing transfer restrictions on portions of the Visa’s class B common stock. The certificate of incorporation amendments automatically redenominate all shares of class B common stock as class B-1 common stock with no changes to the par value, conversion features, rights and privileges of the class B common stock. The amendments also authorized new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock was tendered in exchange and retired. During the second quarter of 2024, the Company participated in the exchange offer and exchanged all of its Class B-1 shares for a combination of Class B-2 and Class C shares in accordance with the terms of the exchange offer. The Company subsequently sold its Class C shares.

Loans Held for Sale

Mortgage and SBA loans held for sale are carried at the estimated fair value, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held for sale and realized gains and losses upon ultimate sale of the mortgage loans held for sale are classified as mortgage banking activity in the consolidated statements of income. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of SBA loans held for sale and realized gains and losses upon ultimate sale of the SBA loans held for sale are classified as other noninterest income in the consolidated statements of income.

Servicing Rights

When mortgage and SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking activity or other noninterest income accordingly. Fair value is based on market prices for comparable servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing fee income, which is reported on the income statement in mortgage banking activity for serviced mortgage loans and other noninterest income for serviced SBA loans, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of servicing rights is netted against loan servicing fee income.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into strata based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized for a particular stratum through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular stratum, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in mortgage banking activity and other noninterest income on the income statement. Refer to Note 22 for additional information related to the valuation allowance on servicing rights. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Loans

Loans are reported at their outstanding principal balances less unearned income, net of deferred fees, origination costs and unaccreted or unamortized non-credit purchase discounts or premiums, respectively. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Interest income on mortgage and commercial loans is generally discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. Mortgage loans and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off, generally between 90 and 120 days past due, unless the loan is in the process of collection. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest received on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses - Loans

Under the current expected credit loss model, the allowance for credit losses (“ACL”) on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $77.3 million and $79.2 million at December 31, 2024 and 2023, respectively.

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

The Company has identified the following pools of loans with similar risk characteristics for measuring expected credit losses:

Commercial and industrial - These loans and leases include both secured and unsecured borrowings for working capital, expansion, crop production, equipment finance and other business purposes. Commercial and industrial loans also include certain U.S. Small Business Administration (“SBA”) loans, including loans outstanding under the SBA's Paycheck Protection Program. Short-term working capital loans are secured by non-real estate collateral such as accounts receivable, crops, inventory and equipment. The Bank evaluates the financial strength, cash flow, management, credit history of the borrower and the quality of the collateral securing the loan. The Bank often requires personal guarantees and secondary sources of repayment on commercial and industrial loans.

Consumer - These loans include home improvement loans, automobile loans, boat and recreational vehicle financing, personal lines of credit, and both secured and unsecured personal loans. Consumer loans carry greater risks than other loans, as the collateral can consist of rapidly depreciating assets such as automobiles and equipment that may not provide an adequate source of repayment of the loan in the case of default.

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

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for the commercial and industrial, consumer, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments. For each of these loan segments, the Company generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds and curtailment rates are based on historical internal data. The prepayment speeds additionally utilize a forward-looking third-party prepayment model, which considers current conditions and reasonable and supportable forecasts of future economic conditions.

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

PD×LGD Method

The Company uses the PD×LGD method to estimate expected credit losses (“EL”) for the municipal and premium finance loan segments. Under the PD×LGD method, the loss rate is a function of two components: (1) the lifetime default rate (“PD”); and (2) the loss given default (“LGD”). For the premium finance loan segment, calculations of lifetime default rates and corresponding loss given default rates of static pools are performed. The PD×LGD method uses the default rates and loss given default rates of different static pools to quantify the relationship between those rates and the credit mix of the pools and applies that relationship on a going forward basis. The Company has not incurred any historical defaults or charge offs in its municipal portfolio. Therefore, in lieu of historical loss rates, the Company applies historical benchmarking PD and LGD ratios provided by a reputable and independent third party to the current municipal loan balance.

Qualitative Factors

The Company uses qualitative factors for model limitations and risk uncertainty as well as for loan segment specific risks that cannot be addressed in the quantitative methods. Credit losses on the Mortgage Warehouse segment is determined solely using qualitative factors as the Company has not experienced historical charge offs in this pool. All qualitative factor reserves needed are approved by the Allowance Committee quarterly. Sources for quantitative metrics for qualitative factor adjustments include, but are not limited to, third-party economic and forecast analysis, default rate & loss studies, academic studies, historical loss rate benchmarking (internal & external) and statistical modeling and adjustments.

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

Charge-offs and Recoveries

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. Consumer loans are charged-off in accordance with the Federal Financial Institutions Examination Council’s (“FFIEC”) Uniform Retail Credit Classification and Account Management Policy. Commercial loans are charged-off when they are deemed uncollectible, which usually involves a triggering event within the collection effort. If the loan is collateral dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, and the guarantor demonstrates willingness and capacity to support the debt, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged-off and any further collections are treated as recoveries. In all situations, when a loan is downgraded to a risk rating of Loss, the uncollectible portion is charged-off.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 13 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Incremental borrowing rates on January 1, 2019 were used for operating leases that commenced prior to that date. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2024, the Company had no leases classified as finance leases. The Company rents or subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases of former branch locations or excess space in branch or corporate facilities.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual impairment testing of goodwill in the fourth quarter of each year. Refer to Note 5 for additional information related to goodwill.

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

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company recorded approximately $13.4 million, $10.0 million, and $6.7 million of share-based compensation cost for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recognizes forfeitures as they occur.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of stock options, restricted shares and performance stock units for the years ended December 31, 2024, 2023 and 2022, and are determined using the treasury stock method. The Company has determined that certain of its outstanding non-vested stock awards are participating securities, since all dividends on these awards are paid similar to other dividends. The difference between earnings per share calculated under the treasury method versus under the two class method which is required when participating securities exist is immaterial. All remaining participating securities vested during the first quarter of 2024.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Net income available to common shareholders	$358,685	$269,105	$346,540

Weighted average number of common shares outstanding	68,808,830	68,977,453	69,193,591
Effect of dilutive stock options	—	45	17,276
Effect of dilutive restricted stock awards	128,611	62,534	79,536
Effect of performance stock units	124,391	64,126	129,318
Weighted average number of common shares outstanding used to calculate diluted earnings per share	69,061,832	69,104,158	69,419,721

For the year ended December 31, 2024 there were 4,170 anti-dilutive securities excluded from the computation of earnings per share. For the years ended December 31, 2023 and 2022, there were no anti-dilutive securities excluded from the computation of earnings per share.

Derivative Instruments and Hedging Activities

The goal of the Company’s interest rate risk management process is to minimize the volatility in its mortgage lending activities and to facilitate the needs of its customers. Derivative instruments are used to hedge certain assets or liabilities as a part of this process. The Company is required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. All derivative instruments are required to be carried at fair value on the balance sheet.

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

Risk Participation Agreements

The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of the risk participation agreement are recognized in other noninterest income in the Company's consolidated statement of income.

Revenue Recognition

With the exception of gains/losses on the sale of OREO discussed below, revenue from contracts with customers ("ASC 606 Revenue") is recorded in the service charges on deposit accounts category, the other service charges, commissions and fees category and the other noninterest income category in the Company's consolidated statements of income as part of noninterest income. Substantially all ASC 606 Revenue is recorded in the Banking Division.

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

Gains on the Sale of OREO - The net gains and losses on sales of OREO are recorded in credit resolution-related expenses in the Company's consolidated statement of income. The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain on sale is recorded upon the transfer of control of the property to the buyer. The Company does not provide financing for the sale of OREO unless these criteria are met and the OREO can be derecognized.

Trust and Wealth Management - Trust and wealth management income is primarily comprised of fees earned from personal trust administration, estate settlement, investment management, employee benefit plan administration, custody, United States tax code sections 1031/1033 exchanges ("Sections 1031/1033 exchanges") and escrow accounts. Personal trust administration, investment management, employee benefit plan administration and custody fees are generally earned/accrued monthly with billings typically done monthly, and are based on the assets/trust under management or administration and services with certain annual minimum fees provided as outlined in the applicable fee schedule. Sections 1031/1033 exchanges and escrow accounts fees are based on a contractual agreement. The Company’s fiduciary obligations are generally satisfied over time and the resulting fees are recognized monthly, based upon the monthly average market value of the assets under management and the applicable fee rate. Payment is typically received in the following month. The Company does not earn performance-based incentives. The Company exited this business at the end of 2022.

Comprehensive Income

The Company’s comprehensive income consists of net income and changes in the net unrealized holding gains and losses of securities available-for-sale. These amounts are carried in accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income and are presented net of taxes.

Fair Value Measures

Fair values of assets and liabilities are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular assets and liabilities. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments

The Company has four reportable segments, the Banking Division, the Retail Mortgage Division, the Warehouse Lending Division and the Premium Finance Division. The Banking Division derives its revenues from the delivery of full service financial services to include commercial loans, consumer loans and deposit accounts. The Retail Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The Warehouse Lending Division derives its revenues from the origination and servicing of warehouse lines to other businesses that are secured by underlying one-to-four family residential mortgage loans and residential mortgage servicing rights. The Premium Finance Division derives its revenues from the origination and servicing of commercial insurance premium finance loans.

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

ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 enhances segment disclosures by requiring inclusion of significant segment expenses, disclosure of the amount and composition of other segment items, inclusion of previously annual disclosures in interim periods and identification of the position and title of the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2024 and adoption did not have a significant impact on the Company's financial position or results of operations. The adoption enhanced disclosures of reporting segments beginning with the Company's Annual Report on this Form 10-K and is applied on a retrospective basis.

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

ASU No. 2024-03 - Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures ("ASU 2024-03"). ASU No. 2024-03 requires additional disclosure of certain expense captions presented on the face of the Company’s income statement. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied either on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its disclosures.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
U.S. Treasuries	$800,860	$—	$669	$(5,065)	$796,464
U.S. government-sponsored agencies	1,010	—	—	(16)	994
State, county and municipal securities	25,802	—	8	(1,070)	24,740
Corporate debt securities	10,946	(69)	—	(594)	10,283
SBA pool securities	72,036	—	—	(1,554)	70,482
Mortgage-backed securities	797,542	—	1,494	(30,739)	768,297
Total debt securities available-for-sale	$1,708,196	$(69)	$2,171	$(39,038)	$1,671,260

December 31, 2023
U.S. Treasuries	$732,636	$—	$34	$(11,793)	$720,877
U.S. government-sponsored agencies	1,023	—	—	(38)	985
State, county and municipal securities	28,986	—	9	(944)	28,051
Corporate debt securities	10,946	(69)	—	(850)	10,027
SBA pool securities	53,033	—	2	(1,519)	51,516
Mortgage-backed securities	621,013	—	67	(29,592)	591,488
Total debt securities available-for-sale	$1,447,637	$(69)	$112	$(44,736)	$1,402,944

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
State, county and municipal securities	$33,623	$—	$(6,214)	$27,409
Mortgage-backed securities	131,054	80	(14,515)	116,619
Total debt securities held-to-maturity	$164,677	$80	$(20,729)	$144,028

December 31, 2023
State, county and municipal securities	$31,905	$—	$(5,051)	$26,854
Mortgage-backed securities	109,607	—	(13,730)	95,877
Total debt securities held-to-maturity	$141,512	$—	$(18,781)	$122,731

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of December 31, 2024, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$309,442	$307,875	$—	$—
Due from one year to five years	474,765	471,711	—	—
Due from five to ten years	115,347	113,511	—	—
Due after ten years	11,100	9,866	33,623	27,409
Mortgage-backed securities	797,542	768,297	131,054	116,619
	$1,708,196	$1,671,260	$164,677	$144,028

Securities with a carrying value of approximately $449.2 million and $532.6 million at December 31, 2024 and 2023, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
U.S. Treasuries	$272,564	$(1,376)	$353,787	$(3,689)	$626,351	$(5,065)
U.S. government-sponsored agencies	—	—	994	(16)	994	(16)
State, county and municipal securities	3,953	(17)	15,940	(1,053)	19,893	(1,070)
Corporate debt securities	383	(13)	8,400	(581)	8,783	(594)
SBA pool securities	52,850	(322)	17,491	(1,232)	70,341	(1,554)
Mortgage-backed securities	177,438	(1,968)	481,617	(28,771)	659,055	(30,739)
Total debt securities	$507,188	$(3,696)	$878,229	$(35,342)	$1,385,417	$(39,038)

December 31, 2023
U.S. Treasuries	$159,667	$(827)	$537,313	$(10,966)	$696,980	$(11,793)
U. S. government sponsored agencies	—	—	985	(38)	985	(38)
State, county and municipal securities	1,923	—	19,754	(944)	21,677	(944)
Corporate debt securities	500	—	8,527	(850)	9,027	(850)
SBA pool securities	42	—	21,267	(1,519)	21,309	(1,519)
Mortgage-backed securities	126	—	566,707	(29,592)	566,833	(29,592)
Total debt securities	$162,258	$(827)	$1,154,553	$(43,909)	$1,316,811	$(44,736)

As of December 31, 2024, the Company’s available-for-sale security portfolio consisted of 412 securities, 385 of which were in an unrealized loss position. At December 31, 2024, the Company held 304 mortgage-backed securities that were in an unrealized loss position. At December 31, 2024, the Company also held 33 SBA pool securities, 19 state, county and municipal securities, six corporate securities, 22 U.S. treasury securities and one U.S. government-sponsored agency security that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
State, county and municipal securities	$1,702	$(49)	$25,707	$(6,165)	$27,409	$(6,214)
Mortgage-backed securities	22,710	(848)	79,366	(13,667)	102,076	(14,515)
Total debt securities held-to-maturity	$24,412	$(897)	$105,073	$(19,832)	$129,485	$(20,729)

December 31, 2023
State, county and municipal securities	$—	$—	$26,854	$(5,051)	$26,854	$(5,051)
Mortgage-backed securities	13,612	(227)	82,265	(13,503)	95,877	(13,730)
Total debt securities held-to-maturity	$13,612	$(227)	$109,119	$(18,554)	$122,731	$(18,781)

As of December 31, 2024, the Company’s held-to-maturity security portfolio consisted of 37 securities, 35 of which were in an unrealized loss position. At December 31, 2024, the Company held 27 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At December 31, 2024 and 2023, all of the Company's mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2024, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2024, management determined $69,000 was attributable to credit impairment and maintained the allowance for credit losses accordingly. The remaining $39.0 million in unrealized loss was determined to be from factors other than credit, primarily changes in market interest rates.

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Allowance for credit losses
Beginning balance	$69	$75	$—
Current-period provision for expected credit losses	—	(6)	75
Ending balance	$69	$69	$75

The Company's held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's investment securities available for sale:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Gross losses on sales of securities	$—	$(310)	$—
Net realized losses on sales of securities available for sale	$—	$(310)	$—

Sales proceeds	$—	$5,141	$—

Net gain on securities reported on the consolidated statements of income is comprised of the following:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Net realized losses on sales of securities available-for-sale	$—	$(310)	$—
Unrealized holding gains (losses) on equity securities	(10)	6	(67)
Net realized gains on sales of other investments	12,314	—	270
Net gain (loss) on securities	$12,304	$(304)	$203

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table.

	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$2,953,135	$2,688,929
Consumer	221,735	275,809
Mortgage warehouse	965,053	818,728
Municipal	441,408	492,668
Premium finance	1,155,614	946,562
Real estate – construction and development	1,998,506	2,129,187
Real estate – commercial and farmland	8,445,958	8,059,754
Real estate – residential	4,558,497	4,857,666
	$20,739,906	$20,269,303

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Past due loans are loans whose principal or interest is past due 30 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be modified to provide terms significantly different from the original contractual terms.

The following table presents an analysis of loans accounted for on a nonaccrual basis:

	December 31,
(dollars in thousands)	2024	2023
Commercial and industrial	$11,875	$8,059
Consumer	782	1,452
Real estate – construction and development	3,718	282
Real estate – commercial and farmland	11,960	11,295
Real estate – residential (1)	73,883	130,029
	$102,218	$151,117
(1) Included in real estate - residential were $12.0 million and $90.2 million of serviced GNMA-guaranteed nonaccrual loans at December 31, 2024 and 2023, respectively.
Interest income recognized on nonaccrual loans during the years ended December 31, 2024 and 2023 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	December 31, 2024	December 31, 2023
Commercial and industrial	$3,866	$2,049
Real estate – construction and development	2,624	—
Real estate – commercial and farmland	9,357	9,109
Real estate – residential	36,512	75,419
	$52,359	$86,577

The following tables present an analysis of past-due loans as of December 31, 2024 and 2023:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2024
Commercial and industrial	$12,300	$5,908	$12,849	$31,057	$2,922,078	$2,953,135	$5,159
Consumer	2,672	557	319	3,548	218,187	221,735	—
Mortgage warehouse	—	—	—	—	965,053	965,053	—
Municipal	—	—	—	—	441,408	441,408	—
Premium finance	15,068	6,315	12,485	33,868	1,121,746	1,155,614	12,485
Real estate – construction and development	23,102	461	3,786	27,349	1,971,157	1,998,506	89
Real estate – commercial and farmland	6,787	2,435	5,980	15,202	8,430,756	8,445,958	—
Real estate – residential	47,020	15,864	71,070	133,954	4,424,543	4,558,497	—
Total	$106,949	$31,540	$106,489	$244,978	$20,494,928	$20,739,906	$17,733

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2023
Commercial and industrial	$11,023	$5,439	$9,733	$26,195	$2,662,734	$2,688,929	$5,310
Consumer	2,308	1,054	576	3,938	271,871	275,809	—
Mortgage warehouse	—	—	—	—	818,728	818,728	—
Municipal	—	—	—	—	492,668	492,668	—
Premium finance	12,379	6,832	11,678	30,889	915,673	946,562	11,678
Real estate – construction and development	2,094	—	282	2,376	2,126,811	2,129,187	—
Real estate – commercial and farmland	5,070	1,656	6,352	13,078	8,046,676	8,059,754	—
Real estate – residential	49,976	19,300	127,087	196,363	4,661,303	4,857,666	—
Total	$82,850	$34,281	$155,708	$272,839	$19,996,464	$20,269,303	$16,988

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the allowance for credit loss as the amount by which the amortized cost basis of the financial asset exceeded the estimated fair value of the collateral. As of December 31, 2024 and 2023, there were $49.5 million and $40.4 million, respectively, of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

The following table presents an analysis of collateral-dependent financial assets and related allowance for credit losses:

(dollars in thousands)	December 31, 2024		December 31, 2023
	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial and industrial	$9,451	$1,072	$5,889	$567
Premium finance	2,165	130	1,990	45
Real estate – construction and development	2,979	110	280	23
Real estate – commercial and farmland	10,882	149	11,114	108
Real estate – residential	23,983	2,302	21,102	2,654
	$49,460	$3,763	$40,375	$3,397
Credit Quality Indicators

The Company uses a five category risk grading system to assign a risk grade to each loan in the portfolio. The following is a description of the general characteristics of the grades:

Pass – These grades represent acceptable credit risk to the Company based on factors including creditworthiness of the borrower, current performance and nature of the collateral.

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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at December 31, 2024 and 2023.

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial and Industrial
Risk Grade:
Pass	$919,301	$594,485	$523,513	$246,036	$72,397	$46,358	$512,778	$2,914,868
Special Mention	892	28	1,938	1,311	777	2,960	3,319	11,225
Substandard	885	2,214	4,384	7,222	655	4,555	7,127	27,042
Total commercial and industrial	$921,078	$596,727	$529,835	$254,569	$73,829	$53,873	$523,224	$2,953,135
Current-period gross charge offs	$1,374	$21,045	$19,333	$9,887	$1,350	$886	$—	$53,875
Consumer
Risk Grade:
Pass	$58,113	$18,575	$8,684	$2,371	$17,405	$31,962	$83,143	$220,253
Special Mention	8	—	14	—	9	61	—	92
Substandard	113	206	81	48	179	648	115	1,390
Total consumer	$58,234	$18,781	$8,779	$2,419	$17,593	$32,671	$83,258	$221,735
Current-period gross charge offs	$438	$683	$288	$74	$847	$1,484	$198	$4,012
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Total municipal	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,141,370	$1,648	$28	$83	$—	$—	$—	$1,143,129
Substandard	12,001	483	1	—	—	—	—	12,485
Total premium finance	$1,153,371	$2,131	$29	$83	$—	$—	$—	$1,155,614
Current-period gross charge offs	$2,439	$6,870	$245	$—	$—	$—	$—	$9,554

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Real Estate – Construction and Development
Risk Grade:
Pass	$523,704	$245,526	$835,742	$245,091	$3,619	$73,816	$66,449	$1,993,947
Special Mention	—	—	160	65	—	275	—	500
Substandard	—	151	3,020	337	—	551	—	4,059
Total real estate – construction and development	$523,704	$245,677	$838,922	$245,493	$3,619	$74,642	$66,449	$1,998,506
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$330,472	$456,486	$2,373,426	$2,173,060	$990,712	$1,866,277	$113,916	$8,304,349
Special Mention	—	—	3,069	14,844	14,706	63,717	—	96,336
Substandard	—	1,551	16,979	3,855	12,730	10,158	—	45,273
Total real estate – commercial and farmland	$330,472	$458,037	$2,393,474	$2,191,759	$1,018,148	$1,940,152	$113,916	$8,445,958
Current-period gross charge offs	$—	$513	$—	$—	$—	$58	$—	$571
Real Estate - Residential
Risk Grade:
Pass	$193,939	$628,098	$1,291,666	$1,046,164	$460,887	$561,386	$292,193	$4,474,333
Special Mention	—	10	52	16	157	1,375	1,173	2,783
Substandard	2,718	9,880	14,040	9,885	10,603	26,236	8,019	81,381
Total real estate - residential	$196,657	$637,988	$1,305,758	$1,056,065	$471,647	$588,997	$301,385	$4,558,497
Current-period gross charge offs	$—	$24	$55	$14	$—	$9	$—	$102
Total Loans
Risk Grade:
Pass	$3,187,032	$1,953,912	$5,077,541	$3,749,273	$1,684,066	$2,771,358	$2,034,158	$20,457,340
Special Mention	900	38	5,233	16,236	15,649	68,388	4,492	110,936
Substandard	15,717	14,485	38,505	21,347	24,167	42,148	15,261	171,630
Total loans	$3,203,649	$1,968,435	$5,121,279	$3,786,856	$1,723,882	$2,881,894	$2,053,911	$20,739,906
Current-period gross charge offs	$4,251	$29,135	$19,921	$9,975	$2,197	$2,437	$198	$68,114

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Commercial and Industrial
Risk Grade:
Pass	$892,951	$758,471	$384,830	$95,055	$56,447	$41,095	$432,472	$2,661,321
Special Mention	—	335	5,722	92	109	451	803	7,512
Substandard	1,512	3,595	3,222	1,140	3,533	5,748	1,346	20,096
Total commercial and industrial	$894,463	$762,401	$393,774	$96,287	$60,089	$47,294	$434,621	$2,688,929

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Consumer
Risk Grade:
Pass	$44,736	$17,661	$5,878	$25,654	$21,924	$48,583	$109,214	$273,650
Special Mention	—	5	—	—	—	26	—	31
Substandard	154	181	41	334	252	1,001	165	2,128
Total consumer	$44,890	$17,847	$5,919	$25,988	$22,176	$49,610	$109,379	$275,809
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$772,366	$772,366
Special Mention	—	—	—	—	—	—	46,362	46,362
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$818,728	$818,728
Municipal
Risk Grade:
Pass	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Total municipal	$14,216	$27,346	$48,941	$177,156	$14,655	$208,236	$2,118	$492,668
Premium Finance
Risk Grade:
Pass	$928,930	$4,038	$1,916	$—	$—	$—	$—	$934,884
Substandard	10,777	901	—	—	—	—	—	11,678
Total premium finance	$939,707	$4,939	$1,916	$—	$—	$—	$—	$946,562
Real Estate – Construction and Development
Risk Grade:
Pass	$457,077	$938,909	$505,254	$58,840	$54,646	$30,042	$81,662	$2,126,430
Special Mention	—	—	—	—	—	479	—	479
Substandard	—	266	1,512	—	—	500	—	2,278
Total real estate – construction and development	$457,077	$939,175	$506,766	$58,840	$54,646	$31,021	$81,662	$2,129,187
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$450,315	$1,890,498	$2,133,833	$1,090,735	$765,640	$1,437,323	$100,206	$7,868,550
Special Mention	—	17,131	53,329	—	30,200	46,370	—	147,030
Substandard	428	418	15,578	2,660	6,106	18,984	—	44,174
Total real estate – commercial and farmland	$450,743	$1,908,047	$2,202,740	$1,093,395	$801,946	$1,502,677	$100,206	$8,059,754
Real Estate - Residential
Risk Grade:
Pass	$714,684	$1,425,186	$1,148,092	$506,137	$236,147	$423,648	$262,968	$4,716,862
Special Mention	13	—	72	201	234	1,411	380	2,311
Substandard	5,057	26,171	28,459	30,566	19,357	25,263	3,620	138,493
Total real estate - residential	$719,754	$1,451,357	$1,176,623	$536,904	$255,738	$450,322	$266,968	$4,857,666

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Total Loans
Risk Grade:
Pass	$3,502,909	$5,062,109	$4,228,744	$1,953,577	$1,149,459	$2,188,927	$1,761,006	$19,846,731
Special Mention	13	17,471	59,123	293	30,543	48,737	47,545	203,725
Substandard	17,928	31,532	48,812	34,700	29,248	51,496	5,131	218,847
Total loans	$3,520,850	$5,111,112	$4,336,679	$1,988,570	$1,209,250	$2,289,160	$1,813,682	$20,269,303

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

The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$586	$—	$—	$—	$586	—%
Real estate – commercial and farmland	—	603	—	—	603	—%
Real estate – residential	—	10,567	1,331	5,058	16,956	0.4%
Total	$586	$11,170	$1,331	$5,058	$18,145	0.1%

Year Ended December 31, 2023
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$2,212	$2,960	$—	$—	$5,172	0.2%
Real estate – commercial and farmland	3,905	3,101	815	—	7,821	0.1%
Real estate – residential	1,029	5,539	—	804	7,372	0.2%
Total	$7,146	$11,600	$815	$804	$20,365	0.1%
As of December 31, 2024, the Company has unfunded commitments of $179,000 to borrowers experiencing financial difficulty for which the Company has modified their loans.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 and 2023:

Year Ended December 31, 2024

Payment Deferral
Loan Type	Financial Effect
Commercial and industrial	Payments were deferred for a weighted average of 22 months

Term Extension
Loan Type	Financial Effect
Real estate – commercial and farmland	Maturity dates were extended for an average of 15 months.
Real estate - residential	Maturity dates were extended for a weighted average of 83 months

Interest Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Interest rate was reduced by 2.87%

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended for a weighted average of 90 months and rate was reduced by a weighted average 2.87%

Year Ended December 31, 2023

Payment Deferral
Loan Type	Financial Effect
Commercial and industrial	Payments were deferred for a weighted average of five months.
Real estate – commercial and farmland	Payments were deferred for a weighted average of six months.
Real estate – residential	Payments were deferred for a weighted average of four months.

Term Extension
Loan Type	Financial Effect
Commercial and industrial	Maturity dates were extended for a weighted average of nine months.
Real estate – commercial and farmland	Maturity dates were extended for an average of 13 months.
Real estate - residential	Maturity dates were extended for a weighted average of 103 months.

Interest Rate Reduction
Loan Type	Financial Effect
Real estate – commercial and farmland	Interest rate was reduced by 4.75%.

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended for a weighted average of 120 months and rate was reduced by a weighted average 0.95%.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$586	$—	$—	$—	$586
Real estate – commercial and farmland	—	603	—	—	603
Real estate – residential	8,916	3,992	—	4,048	16,956
Total	$9,502	$4,595	$—	$4,048	$18,145

As of December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$4,018	$355	$—	$799	$5,172
Real estate – commercial and farmland	6,692	1,129	—	—	7,821
Real estate – residential	5,113	711	442	1,106	7,372
Total	$15,823	$2,195	$442	$1,905	$20,365

The following tables provide the amortized cost basis of financing receivables at December 31, 2024 and 2023 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

As of December 31, 2024
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Commercial and industrial	$—	$—	$1,038	$—	$1,038
Real estate – commercial and farmland	—	603	—	—	603
Real estate – residential	499	6,746	—	2,233	9,478
Total	$499	$7,349	$1,038	$2,233	$11,119

As of December 31, 2023
(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Commercial and industrial	$—	$—	$1,154	$—	$1,154
Real estate – commercial and farmland	—	—	1,129	—	1,129
Real estate – residential	—	2,067	192	—	2,259
Total	$—	$2,067	$2,475	$—	$4,542

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain executive officers, directors and their affiliates. These loans are made on substantially the same terms as those prevailing at the time for comparable transaction and do not involve more than normal credit risk. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2024	2023
Balance, January 1	$140,057	$80,746
Advances	49,158	61,764
Repayments	(4,354)	(2,453)
Transactions due to changes in related parties	(570)	—
Ending balance	$184,291	$140,057

Allowance for Credit Losses

The allowance for credit losses represents an allowance for expected losses over the remaining contractual life of the assets adjusted for prepayments and curtailments. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

The allowance for credit losses was determined at December 31, 2024 using a weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario was weighted at 75% and the downside 75th percentile S-2 scenario was weighted at 25%. The allowance for credit losses was determined at December 31, 2023 solely using the Moody's baseline scenario economic forecast. During the year ended December 31, 2024, the allowance for credit losses increased primarily due to the updated economic forecast and organic loan growth during the period. The current forecast reflects, among other things, a negative trend in forecast levels of commercial real estate prices and increased unemployment, partially offset by improvements in forecast levels of home prices and gross domestic product compared with the forecast at December 31, 2023.

The following table details activity in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Year ended December 31, 2024
Balance, December 31, 2023	$64,053	$3,952	$1,678	$345	$602	$61,017
Provision for loan losses	59,726	5,967	584	(287)	608	(655)
Loans charged off	(53,875)	(4,012)	—	—	(9,554)	—
Recoveries of loans previously charged off	17,338	1,420	—	—	9,080	59
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2024
Balance, December 31, 2023	$110,097	$65,356	$307,100
Provision for loan losses	7,677	(3,779)	69,841
Loans charged off	(571)	(102)	(68,114)
Recoveries of loans previously charged off	1,174	186	29,257
Balance, December 31, 2024	$118,377	$61,661	$338,084

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Year ended December 31, 2023
Balance, January 1, 2023	$39,455	$5,587	$2,118	$357	$1,025	$32,659
Adoption of ASU 2022-02	(105)	—	—	—	—	(37)
Provision for loan losses	68,349	2,218	(440)	(12)	343	27,446
Loans charged off	(58,612)	(5,453)	—	—	(6,567)	—
Recoveries of loans previously charged off	14,966	1,600	—	—	5,801	949
Balance, December 31, 2023	$64,053	$3,952	$1,678	$345	$602	$61,017

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2023
Balance, January 1, 2023	$67,433	$57,043	$205,677
Adoption of ASU 2022-02	(722)	(847)	(1,711)
Provision for loan losses	47,079	8,532	153,515
Loans charged off	(4,327)	(259)	(75,218)
Recoveries of loans previously charged off	634	887	24,837
Balance, December 31, 2023	$110,097	$65,356	$307,100

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Year ended December 31, 2022
Balance, January 1, 2022	$26,829	$6,573	$3,231	$401	$2,729	$22,045
Provision for loan losses	21,307	2,278	(1,113)	(44)	(1,317)	9,749
Loans charged off	(18,635)	(5,191)	—	—	(5,452)	(27)
Recoveries of loans previously charged off	9,954	1,927	—	—	5,065	892
Balance, December 31, 2022	$39,455	$5,587	$2,118	$357	$1,025	$32,659

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2022
Balance, January 1, 2022	$77,831	$27,943	$167,582
Provision for loan losses	(7,049)	28,799	52,610
Loans charged off	(3,574)	(196)	(33,075)
Recoveries of loans previously charged off	225	497	18,560
Balance, December 31, 2022	$67,433	$57,043	$205,677

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2024	2023
Land	$69,166	$69,478
Buildings and leasehold improvements	177,356	174,562
Furniture and equipment	89,348	89,756
Construction in progress	3,315	3,997
Premises and equipment, gross	339,185	337,793
Accumulated depreciation	(129,725)	(121,358)
Premises and equipment, net	$209,460	$216,435

Depreciation expense was approximately $18.9 million, $19.1 million and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2024 and 2023 is summarized below for both the total Company and by the Company's reporting units.

	December 31,
(dollars in thousands)	2024	2023
Consolidated
Carrying amount of goodwill at beginning of year	$1,015,646	$1,015,646
Carrying amount of goodwill at end of year	$1,015,646	$1,015,646

Banking
Carrying amount of goodwill at beginning of year	$951,148	$951,148
Carrying amount of goodwill at end of year	$951,148	$951,148

Premium Finance Division
Carrying amount of goodwill at beginning of year	$64,498	$64,498
Carrying amount of goodwill at end of year	$64,498	$64,498

The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.

At December 31, 2024, the Company performed its annual qualitative assessment and determined that it was more likely than not that the reporting units fair values exceeded their carrying values.

The carrying value of intangible assets as of December 31, 2024 and 2023 was $70.8 million and $87.9 million, respectively. Intangible assets are comprised of core deposit intangibles, referral relationships intangibles, patent intangibles, trade name intangibles and non-compete agreement intangibles.

The following is a summary of information related to acquired intangible assets:

	As of December 31, 2024		As of December 31, 2023
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premiums	$86,454	$66,093	$86,454	$59,045
Referral relationships	88,651	39,214	88,651	29,790
Trade names	2,734	2,065	2,734	1,581
Patent	420	126	420	84
Non-compete agreements	570	570	570	380
	$178,829	$108,068	$178,829	$90,880

The aggregate amortization expense for intangible assets was approximately $17.2 million, $18.2 million and $19.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2025	$15,937
2026	12,394
2027	11,127
2028	10,005
2029	7,954
Thereafter	13,344
$70,761

NOTE 6. DEPOSITS

The scheduled maturities of time deposits at December 31, 2024 for each of the next five years and thereafter are as follows:

(dollars in thousands)
2025	$3,136,954
2026	55,550
2027	18,360
2028	10,287
2029	11,429
Thereafter	78
$3,232,658

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2024 and 2023 was $869.5 million and $809.2 million, respectively.

As of December 31, 2024, the Company had brokered deposits of $810.1 million. As of December 31, 2023, the Company had brokered deposits of $1.14 billion.

Deposits from principal officers, directors, and their affiliates at December 31, 2024 and 2023 were $19.4 million and $24.0 million, respectively.

NOTE 7. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2024	2023
FHLB borrowings:
Fixed Rate Advance due January 10, 2024; fixed interest rate of 5.450%	$—	$50,000
Fixed Rate Advance due January 17, 2024; fixed interest rate of 5.460%	—	100,000
Fixed Rate Advance due January 21, 2025; fixed interest rate of 4.430%	50,000	—
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	15,000	15,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,366	1,378
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	946	954
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	984	1,128

Subordinated notes payable:
Subordinated notes payable due December 15, 2029 net of unamortized debt issuance cost of $0 and $1,296, respectively; fixed interest rate of 4.25% through December 14, 2024; variable interest rate thereafter at three-month SOFR plus 2.94% (2029 subordinated notes)	—	106,704
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $653 and $784, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month SOFR plus 3.63% (Bank subordinated notes) (1)	74,653	75,784
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,161 and $1,362, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753% (2030 subordinated notes)	108,839	108,638

Other Debt:
Advance from correspondent bank due November 28, 2024; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.50%	—	10,000
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	10,000	10,000
	$291,788	$509,586

(1) Previously was to migrate to three-month LIBOR plus 3.63%, but will now migrate to three-month SOFR plus a comparable tenor spread beginning June 1, 2025 through the end of the term, as three-month LIBOR ceased to be published effective July 1, 2023.

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2024, $3.68 billion was available for additional borrowing on lines with the FHLB.

As of December 31, 2024, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At December 31, 2024, the Company had $2.89 billion of loans pledged at the Federal Reserve discount window and had $2.28 billion available for borrowing.

Subordinated Notes Payable

On December 6, 2019, the Company completed the public offering and sale of $120.0 million in aggregate principal amount of its 4.25% Fixed-To-Floating Rate Subordinated Notes due 2029 (the “2029 subordinated notes”). The 2029 subordinated notes were sold to the public at par pursuant to an underwriting agreement and were issued pursuant to an indenture and a supplemental indenture. The 2029 subordinated notes were scheduled to mature on December 15, 2029 and through December 14, 2024 bore a fixed rate of interest of 4.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. Beginning December 15, 2024, the interest rate on the 2029 subordinated notes was scheduled to reset quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 2.94%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning December 15, 2024, the Company was permitted, at its option, to redeem the 2029 subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. During 2024 and

2023, the Company repurchased on the open market and redeemed $2.3 million and $12.0 million, respectively, in aggregate principal of the 2029 subordinated notes. The Company elected to redeem all the outstanding notes on December 16, 2024.

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

On July 1, 2019, the Bank assumed $75.0 million in aggregate principal amount of 5.875% Fixed-To-Floating Rate Subordinated Notes due 2030 (the "Bank subordinated notes") as part of its acquisition of Fidelity Southern Corporation, completed in July 2019. The Bank subordinated notes were acquired inclusive of an unaccreted purchase accounting fair value adjustment of $1.3 million. The Bank subordinated notes will mature on May 31, 2030, and through May 31, 2025 will bear a fixed rate of interest of 5.875% per annum, payable semi-annually in arrears on December 1 and June 1 of each year. Beginning on June 1, 2025, the interest rate on the Bank subordinated notes resets quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 3.63%, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning June 1, 2025, the Bank may, at its option, redeem the Bank subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The Bank subordinated notes of the Bank are unsecured and structurally rank senior to all other unsecured subordinated indebtedness of the Company. The Bank subordinated notes are subordinated in right of payment to all senior indebtedness of the Bank. During 2024, the Company repurchased on the open market and redeemed $1.0 million in aggregate principal of the Bank subordinated notes.

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

NOTE 8. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Through formation and various acquisitions, the Company has assumed subordinated deferrable interest debenture obligations related to trusts that issued trust preferred securities. Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements.  However, the subordinated deferrable interest debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. The Company's investment in the common stock of the trusts is included in other assets and totaled $4.7 million at December 31, 2024 and 2023. In addition, the related interest expense continues to be included in the consolidated statements of income. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 2 Capital. At any interest payment date, the Company may redeem the debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part.

The following table summarizes the terms of the Company's outstanding subordinated deferrable interest debentures as of December 31, 2024:

						December 31, 2024
(dollars in thousands) Name of Trust	Issuance Date	Rate(1)	Rate at December 31, 2024	Maturity Date	Issuance Amount	Unaccreted Purchase Discount	Carrying Value
Prosperity Bank Statutory Trust II	March 2003	3-month SOFR plus 3.15%	7.74%	March 26, 2033	$4,640	$653	$3,987
Fidelity Southern Statutory Trust I	June 2003	3-month SOFR plus 3.10%	7.69%	June 26, 2033	15,464	835	14,629
Coastal Bankshares Statutory Trust I	August 2003	3-month SOFR plus 3.15%	8.07%	October 7, 2033	5,155	677	4,478
Jacksonville Statutory Trust I	June 2004	3-month SOFR plus 2.63%	7.24%	June 17, 2034	4,124	570	3,554
Prosperity Banking Capital Trust I	June 2004	3-month SOFR plus 2.57%	7.16%	June 30, 2034	5,155	973	4,182
Merchants & Southern Statutory Trust I	March 2005	3-month SOFR plus 1.90%	6.51%	March 17, 2035	3,093	647	2,446
Fidelity Southern Statutory Trust II	March 2005	3-month SOFR plus 1.89%	6.50%	March 17, 2035	10,310	1,472	8,838
Atlantic BancGroup, Inc. Statutory Trust I	September 2005	3-month SOFR plus 1.50%	6.12%	September 15, 2035	3,093	828	2,265
Coastal Bankshares Statutory Trust II	December 2005	3-month SOFR plus 1.60%	6.22%	December 15, 2035	10,310	2,509	7,801
Cherokee Statutory Trust I	November 2005	3-month SOFR plus 1.50%	6.12%	December 15, 2035	3,093	502	2,591
Prosperity Bank Statutory Trust III	January 2006	3-month SOFR plus 1.60%	6.22%	March 15, 2036	10,310	2,804	7,506
Merchants & Southern Statutory Trust II	March 2006	3-month SOFR plus 1.50%	6.12%	June 15, 2036	3,093	771	2,322
Jacksonville Statutory Trust II	December 2006	3-month SOFR plus 1.73%	6.35%	December 15, 2036	3,093	699	2,394
Ameris Statutory Trust I	December 2006	3-month SOFR plus 1.63%	6.25%	December 15, 2036	37,114	—	37,114
Fidelity Southern Statutory Trust III	August 2007	3-month SOFR plus 1.40%	6.02%	September 15, 2037	20,619	4,218	16,401
Prosperity Bank Statutory Trust IV	September 2007	3-month SOFR plus 1.54%	6.16%	December 15, 2037	7,940	3,155	4,785
Jacksonville Bancorp, Inc. Statutory Trust III	June 2008	3-month SOFR plus 3.75%	8.37%	September 15, 2038	7,784	768	7,016
Total					$154,390	$22,081	$132,309

(1) Rate transitioned to 3-month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as 3-month LIBOR ceased to be published effective July 1, 2023.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The following table presents activity in accumulated other comprehensive income (loss) balances, net of tax, for the period presented.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of period	$(35,939)	$(46,507)	$15,590
Reclassification for losses included in net income, net of tax	—	229	—
Current year changes, net of tax	5,820	10,339	(62,097)
Balance at end of period	$(30,119)	$(35,939)	$(46,507)

NOTE 10. – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following provides information on noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$17,160	$16,161	$15,884
Overdraft fees	17,339	15,793	15,813
Other service charges on deposit accounts	16,394	14,621	12,802
Total ASC 606 revenue included in service charges on deposits accounts	50,893	46,575	44,499
Total service charges on deposit accounts	$50,893	$46,575	$44,499

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$3,512	$3,856	$3,508
Total ASC 606 revenue included in other service charges, commission and fees	3,512	3,856	3,508
Other	1,246	545	367
Total other service charges, commission and fees	$4,758	$4,401	$3,875

Other noninterest income
ASC 606 revenue items
Trust and wealth management	$—	$114	$4,554
Total ASC 606 revenue included in other noninterest income	—	114	4,554
Other	43,163	28,808	27,211
Total other noninterest income	$43,163	$28,922	$31,765

The following provides information on net gains (losses) recognized on the sale of OREO for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Net gains (losses) recognized on sale of OREO	$(148)	$2,214	$2,130

NOTE 11. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Current - federal	$117,978	$84,835	$114,346
Current - state	19,275	23,463	27,889
Total Current Income Tax Expense	$137,253	$108,298	$142,235

Deferred - federal	$(18,918)	$(16,882)	$(27,408)
Deferred - state	(1,160)	(3,586)	(8,269)
Total Deferred Income Tax Expense	$(20,078)	$(20,468)	$(35,677)

Total Income Tax Expense	$117,175	$87,830	$106,558

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Federal income statutory rate	21%	21%	21%

Tax at federal income tax rate	$99,931	$74,956	$95,151
Change resulting from:
State income tax, net of federal benefit	14,068	14,950	13,763
Tax-exempt interest	(1,866)	(1,907)	(2,775)
Increase in cash value of bank owned life insurance	(2,210)	(1,701)	(1,399)
Excess tax benefit from stock compensation	(132)	(518)	(510)
Nondeductible merger expenses	—	—	167
BOLI policy redemptions	4,488	—	—
Other	2,896	2,050	2,161
Provision for income taxes	$117,175	$87,830	$106,558

The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2024	2023
Deferred tax assets
Allowance for credit losses	$90,357	$88,494
Deferred compensation	14,421	13,822
Deferred loan fees	435	—
Purchase accounting adjustments	3,112	3,442
Other real estate owned	106	18
Net operating loss tax carryforward	11,319	12,779
Tax credit carryforwards	117	139
Unrealized loss on securities available for sale	8,906	11,218
Capitalized costs, accrued expenses and other	7,550	8,297
Lease liability	13,319	15,081
	149,642	153,290
Deferred tax liabilities
Premises and equipment	10,025	12,167
Mortgage servicing rights	22,135	34,989
Subordinated debentures	5,603	6,149
Lease financing	7,239	9,753
Goodwill and intangible assets	19,998	22,918
Origination costs	11,100	9,984
Right of use lease asset	11,243	12,854
Deferred loan fees	—	318
	87,343	109,132

Net deferred tax asset	$62,299	$44,158

At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $44.8 million which expire at various dates from 2028 to 2036. At December 31, 2024, the Company had state net operating loss carryforwards of approximately $43.9 million which expire at various dates from 2028 to 2036. The federal net operating loss carryforwards are subject to limitations pursuant to Section 382 of the Internal Revenue Code and are expected to be recovered over the next 12 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 12 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets at December 31, 2024.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by federal taxing authorities for years before 2021 and state taxing authorities for years before 2020.

Although Ameris is unable to determine the ultimate outcome of current and future events, Ameris believes that the liability recorded for uncertain tax positions is adequate. A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows.

	For the Years Ended December 31,
(dollars in thousands)	2024	2023
Beginning Balance	$610	$1,001
Current Activity:
Additions for tax positions of prior years	277	479
Reductions for statutes of limitations expiring	(105)	(870)
Settlements	(757)	—
Ending Balance	$25	$610

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $3,000 and $133,000 as of December 31, 2024 and 2023, respectively. Unrecognized income tax benefits as of December 31, 2024 and 2023, that, if recognized, would affect the effective income tax rate totaled $22,000 and $582,000 (net of the federal benefit on state income tax issues), respectively. Accruals of penalties and interest resulted in a expense of $98,000 and $100 in 2024 and 2023, respectively. Ameris expects that $25,000 of uncertain income tax positions will be either settled or resolved during the next twelve months.

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

The aggregate expense under the Plan charged to operations during 2024, 2023 and 2022 amounted to $7.1 million, $7.9 million and $6.3 million, respectively.

NOTE 13. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $408.6 million and $395.8 million at December 31, 2024 and 2023, respectively. The Company and the Bank assumed certain split dollar agreements through acquisitions which provide for death benefits to designated beneficiaries of the executive or director. Accrued deferred compensation of $215,000 and $257,000 at December 31, 2024 and 2023, respectively, is included in other liabilities. Accrued supplemental executive retirement plan and split dollar agreement liabilities of $6.8 million and $7.1 million at December 31, 2024 and 2023, respectively, is also included in other liabilities. Aggregate compensation expense under the plans was $262,000, $78,000 and $776,000 per year for 2024, 2023 and 2022, respectively, which is included in salaries and employee benefits.

NOTE 14. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the 2021 Omnibus Equity Compensation Plan may be in the form of an option, stock appreciation right, restricted share, restricted share unit, performance share, performance share unit, performance award or other stock-based award or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,766,302 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2024, there were 2,175,577 shares available to be issued under the plans.

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a five-year period and have a 10-year maximum term.

The Company did not grant any options during 2024, 2023 or 2022. As of December 31, 2024, there was no unrecognized compensation cost related to options.

As of December 31, 2024, the Company has 268,966 outstanding restricted shares granted under the plans as compensation to certain employees and directors. These shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting, which is one to five years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2024, 2023 and 2022, compensation expense related to these grants was approximately $5.7 million, $5.3 million, and $4.4 million, respectively. The total income tax benefit related to these grants was approximately $164,000, $770,000 and $293,000 in 2024, 2023 and 2022, respectively.

It is the Company’s policy to issue new shares for stock option exercises and restricted stock rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2024, 2023 and 2022. The total income tax benefit related to stock options was approximately $0, $41,000 and $339,000 in 2024, 2023 and 2022, respectively.

A summary of the activity of non-performance-based options as of and for the years ended December 31, 2024, and 2023 is presented below.

	2024				2023
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value $ (000)
Under option, beginning of year	—	$—			16,000	$29.69
Exercised	—	—		$—	(16,000)	29.69		$258
Under option, end of year	—	$—	0.00	$—	—	$—	0.00	$—
Exercisable at end of year	—	$—	0.00	$—	—	$—	0.00	$—

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2024, and 2023 is presented below.

	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	257,673	$46.05	222,280	$43.31
Granted	130,520	47.03	133,430	44.84
Vested	(108,572)	43.42	(95,954)	37.99
Forfeited	(10,655)	47.51	(2,083)	48.00
Nonvested shares at end of year	268,966	47.53	257,673	46.05

The balance of unearned compensation related to restricted stock grants as of December 31, 2024, 2023 and 2022 was approximately $6.1 million, $6.1 million, and $5.6 million, respectively. At December 31, 2024, the cost is expected to be recognized over a weighted-average period of 1.7 years.

During 2024 and 2023, the Company issued 43,960 and 42,242 performance stock units ("PSUs") with a weighted average grant date fair value of $47.38 and $49.21, respectively, subject to a performance condition tied to tangible book value growth over a three-year period with a potential modifier subject to a total shareholder return ("TSR") performance metric. The Company also granted 43,969 and 42,245 PSUs in 2024 and 2023, respectively, subject to a three-year performance metric of return on tangible common equity relative to a market index with a potential modifier subject to a TSR performance metric with a weighted average grant date fair value of $47.38 and $49.21, respectively. The fair value of the PSUs was determined using a Monte Carlo simulation method. The Company communicates threshold, target and maximum performance PSUs and performance targets to the applicable employees at the time of grant. Dividends are not paid in respect of the awards during the performance period, although dividend equivalents do accrue over the life of the award and will vest, if at all, at the same time as the PSUs to which they relate. The number of PSUs that ultimately vest at the end of the three-year performance period, if any, will be based on the Company's performance relative to the applicable performance metrics. In 2024, 2023 and 2022, the Company recognized compensation cost related to these grants of approximately $7.8 million, $4.6 million and $2.3 million, respectively. The balance of unearned compensation related to PSU grants as of December 31, 2024, 2023 and 2022 was approximately $6.2 million, $4.4 million and $3.1 million, respectively.
A summary of the Company's nonvested PSUs for the years ended December 31, 2024, and 2023 is presented below:

	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested units at beginning of year	146,612	$48.72	110,254	$47.15
Granted	87,929	47.38	84,487	49.21
Vested	(65,756)	46.76	(43,182)	45.65
Forfeited	—	—	(4,947)	48.92
Nonvested units at end of year	168,785	47.40	146,612	48.72

NOTE 15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$901,597	$8,717	$8,718	$736,188	$5,937	$6,203
Risk participation agreement	26,163	—	13	26,163	—	65
Mortgage derivatives - interest rate lock commitments	192,528	1,504	—	171,750	3,636	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	1,153,717	5,795	—	663,015	—	5,790
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client swaps and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the years ended December 31, 2024, 2023 and 2022.

		Year Ended December 31,
(dollars in thousands)	Location	2024	2023	2022
Interest rate contracts(1)	Other noninterest income	$265	$(272)	$6
Risk participation agreement	Other noninterest income	52	195	—
Interest rate lock commitments	Mortgage banking activity	(2,132)	2,201	(10,506)
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	11,585	(8,289)	3,209
(1)Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps and offsetting positions.

NOTE 16. FAIR VALUE MEASURES

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

The Company's loans held for sale under the fair value option are comprised of the following:

	December 31,
(dollars in thousands)	2024	2023
Mortgage loans held for sale	$528,599	$281,332
SBA loans held for sale	—	—
Total loans held for sale	$528,599	$281,332

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. A net loss of $3.9 million, a net gain of $6.4 million and a net loss of $35.4 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal. A net gain of $9.5 million and net losses of $6.1 million and $7.3 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2024 and 2023.

	December 31,
(dollars in thousands)	2024	2023
Aggregate fair value of mortgage loans held for sale	$528,599	$281,332
Aggregate unpaid principal balance of mortgage loans held for sale	525,071	273,915
Past due loans of 90 days or more	—	781
Nonaccrual loans	—	781
Unpaid principal balance of nonaccrual loans	—	774

As of December 31, 2024 and 2023, there were no SBA loans held for sale.

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

Deposits: The carrying amount of demand deposits, savings deposits and variable-rate certificates of deposit approximates fair value due to those products having no stated maturity. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities and is classified as Level 2.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2024 and 2023.

	Recurring Basis Fair Value Measurements December 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Treasuries	$796,464	$796,464	$—	$—
U.S. government-sponsored agencies	994	—	994	—
State, county and municipal securities	24,740	—	24,740	—
Corporate debt securities	10,283	—	9,263	1,020
SBA pool securities	70,482	—	70,482	—
Mortgage-backed securities	768,297	—	768,297	—
Loans held for sale	528,599	—	528,599	—
Derivative financial instruments	8,717	—	8,717	—
Mortgage banking derivative instruments	7,299	—	7,299	—
Total recurring assets at fair value	$2,215,875	$796,464	$1,418,391	$1,020
Financial liabilities:
Derivative financial instruments	$8,718	$—	$8,718	$—
Risk participation agreement	13	—	13	—
Total recurring liabilities at fair value	$8,731	$—	$8,731	$—

	Recurring Basis Fair Value Measurements December 31, 2023
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Treasuries	$720,877	$720,877	$—	$—
U.S. government-sponsored agencies	985	—	985	—
State, county and municipal securities	28,051	—	28,051	—
Corporate debt securities	10,027	—	9,037	990
SBA pool securities	51,516	—	51,516	—
Mortgage-backed securities	591,488	—	591,488	—
Loans held for sale	281,332	—	281,332	—
Derivative financial instruments	5,937	—	5,937	—
Mortgage banking derivative instruments	3,636	—	3,636	—
Total recurring assets at fair value	$1,693,849	$720,877	$971,982	$990
Financial liabilities:
Derivative financial instruments	$6,203	$—	$6,203	$—
Risk participation agreement	65	—	65	—
Mortgage banking derivative instruments	5,790	—	5,790	—
Total recurring liabilities at fair value	$12,058	$—	$12,058	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2024 and 2023.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Collateral-dependent loans	$45,697	$—	$—	$45,697
Other real estate owned	1,010	—	—	1,010
Total nonrecurring assets at fair value	$46,707	$—	$—	$46,707

December 31, 2023
Collateral-dependent loans	$36,978	$—	$—	$36,978
Other real estate owned	5,324	—	—	5,324
Total nonrecurring assets at fair value	$42,302	$—	$—	$42,302

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2024 and 2023, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2024
Recurring:
Debt securities available-for-sale	$1,020	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	45%	45%
Nonrecurring:
Collateral-dependent loans	$45,697	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 60%	30%
Other real estate owned	$1,010	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 44%	26.8%
As of December 31, 2023
Recurring:
Debt securities available-for-sale	$990	Discounted cash flows	Probability of Default	11%	11%
			Loss Given Default	42%	42%
Nonrecurring:
Collateral-dependent loans	$36,978	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	11% - 60%	28%
Other real estate owned	$5,324	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 33%	22%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements December 31, 2024
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$244,980	$244,980	$—	$—	$244,980
Interest-bearing deposits in banks	975,397	975,397	—	—	975,397
Debt securities held-to-maturity	164,677	—	144,028	—	144,028
Loans, net	20,356,125	—	—	19,882,553	19,882,553
Financial liabilities:
Deposits	21,722,448	—	21,721,421	—	21,721,421
Other borrowings	291,788	—	291,213	—	291,213
Subordinated deferrable interest debentures	132,309	—	142,202	—	142,202

		Fair Value Measurements December 31, 2023
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$230,470	$230,470	$—	$—	$230,470
Interest-bearing deposits in banks	936,834	936,834	—	—	936,834
Debt securities held-to-maturity	141,512	—	122,731		122,731
Loans, net	19,925,225	—	—	19,332,899	19,332,899
Financial liabilities:
Deposits	20,708,509	—	20,707,463	—	20,707,463
Other borrowings	509,586	—	501,723	—	501,723
Subordinated deferrable interest debentures	130,315	—	141,407	—	141,407

NOTE 17. LEASES

Operating lease cost was $10.8 million, $12.3 million and $11.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, sublease income was $715,000, $1.3 million and $683,000, respectively. Variable rent expense and short-term lease expense were not material for the years ended December 31, 2024 and 2023.

The following table presents the impact of leases on the Company's consolidated balance sheets at December 31, 2024 and 2023:

		December 31,
(dollars in thousands)	Location	2024	2023
Operating lease right-of-use assets	Other assets	$45,069	$49,864
Operating lease liabilities	Other liabilities	53,403	58,521

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Year Ended December 31,	Lease Liability
2025	$10,246
2026	9,520
2027	8,535
2028	6,918
2029	5,590
Thereafter	16,863
Total lease payments	$57,672
Less: Interest	(4,269)
Present value of lease liabilities	$53,403

(dollars in thousands)	December 31,
Supplemental lease information	2024	2023	2022
Weighted-average remaining lease term (years)	6.9	7.6	8.1
Weighted-average discount rate	1.92%	1.68%	1.46%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$11,378	$12,045	$12,013
Operating cash flows from operating leases (lease liability reduction)	$11,378	$12,045	$12,064
Operating lease right-of-use assets obtained in exchange for leases entered into during the year	$5,488	$2,827	$7,226

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the Company's balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$3,578,227	$4,412,818
Unused home equity lines of credit	437,304	386,574
Financial standby letters of credit	39,507	37,546
Mortgage interest rate lock commitments	192,528	171,750

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2024 and 2023.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheet. The following table presents activity in the allowance for unfunded commitments for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of period	$41,558	$52,411	$33,185
Provision for unfunded commitments	(11,048)	(10,853)	19,226
Balance at end of period	$30,510	$41,558	$52,411

Other Commitments

As of December 31, 2024, letters of credit issued by the FHLB totaling $1.3 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

NOTE 19. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2024, $196.0 million of retained earnings were available for dividend declaration without regulatory approval.

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

As of December 31, 2024 and 2023, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$2,729,727	10.74%	$1,016,543	4.00%		—N/A—
Bank	$2,834,667	11.17%	$1,015,484	4.00%	$1,269,354	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$2,729,727	12.65%	$1,510,315	7.00%		—N/A—
Bank	$2,834,667	13.15%	$1,509,040	7.00%	$1,401,251	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$2,729,727	12.65%	$1,833,954	8.50%		—N/A—
Bank	$2,834,667	13.15%	$1,832,406	8.50%	$1,724,617	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$3,316,661	15.37%	$2,265,473	10.50%		—N/A—
Bank	$3,179,067	14.75%	$2,263,560	10.50%	$2,155,771	10.00%

As of December 31, 2023
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$2,417,341	9.93%	$974,053	4.00%		—N/A—
Bank	$2,600,274	10.69%	$973,023	4.00%	$1,216,279	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$2,417,341	11.23%	$1,506,241	7.00%		—N/A—
Bank	$2,600,274	12.09%	$1,505,318	7.00%	$1,397,795	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$2,417,341	11.23%	$1,829,007	8.50%		—N/A—
Bank	$2,600,274	12.09%	$1,827,886	8.50%	$1,720,363	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$3,110,025	14.45%	$2,259,362	10.50%		—N/A—
Bank	$2,944,480	13.69%	$2,257,977	10.50%	$2,150,454	10.00%

The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” includes the capital conservation buffer of 2.50% for December 31, 2024 and December 31, 2023.

NOTE 20. SEGMENT REPORTING

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

The Banking, Retail Mortgage, Warehouse Lending and Premium Finance Divisions are managed as separate business units because of the different products and services they provide. The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers. During the first quarter of 2024, the Company consolidated its former SBA Division into the Banking Division based on the similarity of products and services offered, customers served and materiality of its operating profit. Prior period segment information for the Banking Division was reclassified to reflect this consolidation.

The Chief Operating Decision Maker (CODM) within the Company is the Chief Executive Officer, who also serves as Chair of the Executive Committee and as a member of the Board of Directors. The CODM regularly receives a package of period end reports and works with management in making the necessary operating decisions, including allocation of resources. This includes evaluation of performance as measured by net income for each segment. Each segment that is reported has strategic planning, budgeting, and forecasting sessions at least annually with the CODM through executive management.

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2024, 2023 and 2022. Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no material intersegment sales or transfers:

	Year Ended December 31, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$962,918	$236,670	$75,264	$103,432	$1,378,284
Interest expense	271,201	142,374	48,492	67,027	529,094
Net interest income	691,717	94,296	26,772	36,405	849,190
Provision for credit losses	60,434	(2,799)	275	883	58,793
Noninterest income	121,972	167,031	4,209	45	293,257
Noninterest expense
Salaries and employee benefits	243,795	92,436	3,216	8,194	347,641
Occupancy and equipment expenses	44,568	3,965	26	225	48,784
Data processing and communications expenses	54,121	5,048	160	370	59,699
Other expenses(1)	96,049	50,209	976	4,436	151,670
Total noninterest expense	438,533	151,658	4,378	13,225	607,794
Income before income tax expense	314,722	112,468	26,328	22,342	475,860
Income tax expense	83,503	23,618	5,529	4,525	117,175
Net income	$231,219	$88,850	$20,799	$17,817	$358,685

Total assets	$18,954,256	$4,828,842	$983,229	$1,495,723	$26,262,050
Goodwill	$951,148	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$67,721	$—	$—	$3,040	$70,761

	Year Ended December 31, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$913,439	$212,106	$71,110	$83,780	$1,280,435
Interest expense	224,543	123,804	47,271	49,773	445,391
Net interest income	688,896	88,302	23,839	34,007	835,044
Provision for credit losses	132,789	9,535	(440)	772	142,656
Noninterest income	102,177	137,145	3,475	31	242,828
Noninterest expense
Salaries and employee benefits	228,399	80,317	2,794	8,600	320,110
Occupancy and equipment expenses	46,232	4,899	5	314	51,450
Data processing and communications expenses	48,155	4,836	171	324	53,486
Other expenses(1)	100,752	47,393	873	4,217	153,235
Total noninterest expense	423,538	137,445	3,843	13,455	578,281
Income before income tax expense	234,746	78,467	23,911	19,811	356,935
Income tax expense	62,297	16,478	5,021	4,034	87,830
Net income	$172,449	$61,989	$18,890	$15,777	$269,105

Total assets	$18,291,626	$4,916,753	$825,415	$1,169,905	$25,203,699
Goodwill	$951,148	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$81,959	$—	$—	$5,990	$87,949

	Year Ended December 31, 2022
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$648,309	$155,533	$43,521	$46,523	$893,886
Interest expense	(12,698)	76,339	16,794	12,425	92,860
Net interest income	661,007	79,194	26,727	34,098	801,026
Provision for credit losses	61,549	12,351	(1,074)	(1,129)	71,697
Noninterest income	97,815	182,039	4,537	33	284,424
Noninterest expense
Salaries and employee benefits	202,128	107,810	1,973	7,808	319,719
Occupancy and equipment expenses	45,441	5,579	4	337	51,361
Data processing and communications expenses	44,073	4,580	187	388	49,228
Other expenses(1)	87,340	48,224	830	3,953	140,347
Total noninterest expense	378,982	166,193	2,994	12,486	560,655
Income before income tax expense	318,291	82,689	29,344	22,774	453,098
Income tax expense	78,343	17,364	6,162	4,689	106,558
Net income	$239,948	$65,325	$23,182	$18,085	$346,540

Total assets	$18,105,049	$4,739,612	$1,016,192	$1,192,433	$25,053,286
Goodwill	$951,148	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$97,254	$—	$—	$8,940	$106,194
(1) Other expenses for each reportable segment include credit resolution-related expenses, advertising and marketing expenses, amortization of intangible assets, and loan servicing expenses.

NOTE 21. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2024 and 2023
(dollars in thousands)

	2024	2023
Assets
Cash and due from banks	$141,836	$165,179
Investment in subsidiaries	3,857,797	3,611,093
Other assets	29,920	29,898
Total assets	$4,029,553	$3,806,170

Liabilities
Other liabilities	$36,883	$33,766
Other borrowings	108,839	215,342
Subordinated deferrable interest debentures	132,309	130,315
Total liabilities	278,031	379,423
Shareholders' equity	3,751,522	3,426,747
Total liabilities and shareholders' equity	$4,029,553	$3,806,170

Condensed Statements of Income
Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands)

	2024	2023	2022
Income
Dividends from subsidiaries	$149,000	$175,000	$50,000
Other income	347	462	175
Securities gains	24	—	270
Total income	149,371	175,462	50,445

Expense
Interest expense	22,504	24,568	22,170
Other expense	18,651	13,858	11,154
Total expense	41,155	38,426	33,324

Income before taxes and equity in undistributed income of subsidiaries	108,216	137,036	17,121
Income tax benefit	9,586	10,738	8,553
Income before equity in undistributed income of subsidiaries	117,802	147,774	25,674
Equity in undistributed income of subsidiaries	240,883	121,331	320,866
Net income	$358,685	$269,105	$346,540

Condensed Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands)

	2024	2023	2022
OPERATING ACTIVITIES
Net income	$358,685	$269,105	$346,540
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	13,440	9,950	6,706
Undistributed earnings of subsidiaries	(240,883)	(121,331)	(320,866)
Decrease in interest payable	(204)	(319)	(961)
Increase in tax payable	1,540	3,021	8,596
Provision for deferred taxes	(788)	(1,165)	(649)
Gain on sale of other investments	(24)	—	(270)
Change attributable to other operating activities	2,179	1,188	200
Total adjustments	(224,740)	(108,656)	(307,244)
Net cash provided by operating activities	133,945	160,449	39,296

INVESTING ACTIVITIES
Net (increase) decrease in other investments	—	—	213
Investment in subsidiary	—	—	(65,000)
Net cash used in investing activities	—	—	(64,787)

FINANCING ACTIVITIES
Purchase of treasury shares	(7,954)	(20,346)	(22,421)
Dividends paid - common stock	(41,460)	(41,649)	(41,610)
Repayment of other borrowings	(107,874)	(86,850)	—
Proceeds from exercise of stock options	—	476	2,799
Net cash used in by financing activities	(157,288)	(148,369)	(61,232)

Net change in cash and cash equivalents	(23,343)	12,080	(86,723)
Cash and cash equivalents at beginning of year	165,179	153,099	239,822
Cash and cash equivalents at end of year	$141,836	$165,179	$153,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$22,708	$24,887	$23,131
Cash received during the year for income taxes	$(10,338)	$(12,593)	$(16,499)

NOTE 22. LOAN SERVICING RIGHTS

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	December 31, 2024	December 31, 2023
Loan Servicing Rights
Residential mortgage	$112,514	$171,915
SBA	2,926	2,737
Total loan servicing rights	$115,440	$174,652

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

During the years ended December 31, 2024, 2023 and 2022, the Company recorded servicing fee income of $60.4 million, $61.8 million and $70.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and impairment:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Residential mortgage servicing rights
Beginning carrying value, net	$171,915	$147,014	$206,944
Additions	34,986	44,305	64,020
Amortization	(17,501)	(19,404)	(24,995)
(Impairment)/recoveries	—	—	21,824
Disposals	(76,886)	—	(120,779)
Ending carrying value, net	$112,514	$171,915	$147,014

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Residential mortgage servicing impairment
Beginning balance	$—	$—	$25,782
Recoveries	—	—	(21,824)
Reduction due to disposal	—	—	(3,958)
Ending balance	$—	$—	$—

The key metrics and the sensitivity of the residential mortgage servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2024	December 31, 2023
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$8,856,724	$12,454,454
Composition of residential loans serviced for others:
FHLMC	24.51%	17.54%
FNMA	68.42%	50.51%
GNMA	7.07%	31.95%
Total	100.00%	100.00%
Weighted average term (months)	353	355
Weighted average age (months)	33	27
Modeled prepayment speed	7.37%	8.56%
Decline in fair value due to a 10% adverse change	(2,474)	(4,492)
Decline in fair value due to a 20% adverse change	(5,227)	(9,444)
Weighted average discount rate	10.79%	10.98%
Decline in fair value due to a 10% adverse change	(3,283)	(5,110)
Decline in fair value due to a 20% adverse change	(7,379)	(11,181)

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

During the years ended December 31, 2024, 2023 and 2022, the Company recorded servicing fee income of $2.2 million, $2.8 million and $3.6 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
SBA servicing rights
Beginning carrying value, net	$2,737	$3,443	$5,556
Additions	1,400	392	889
Amortization	(1,211)	(1,098)	(3,002)
Ending carrying value, net	$2,926	$2,737	$3,443

The key metrics and the sensitivity of the SBA servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2024	December 31, 2023
SBA servicing rights
Unpaid principal balance of loans serviced for others	$235,793	$271,164
Weighted average life (in years)	3.18	3.31
Modeled prepayment speed	18.95%	20.83%
Decline in fair value due to a 10% adverse change	(192)	(171)
Decline in fair value due to a 20% adverse change	(366)	(327)
Weighted average discount rate	11.27%	14.70%
Decline in fair value due to a 100 basis point adverse change	(97)	(69)
Decline in fair value due to a 200 basis point adverse change	(190)	(135)

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

AMERIS BANCORP

Date: February 28, 2025	By:	/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr.,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 28, 2025.

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
(Concluded)