Form 10-Q
period 2025-03-31
Ameris Bancorp
filed 2025-05-09
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

 There were 68,910,924 shares of Common Stock outstanding as of May 2, 2025.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share data)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash and due from banks	$253,289	$244,980
Interest-bearing deposits in banks	1,039,111	975,397
Cash and cash equivalents	1,292,400	1,220,377

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $69 and $69	1,943,011	1,671,260
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $154,859 and $144,028)	173,757	164,677
Other investments	65,630	66,298
Loans held for sale, at fair value	545,388	528,599

Loans, net of unearned income	20,706,644	20,739,906
Allowance for credit losses	(345,555)	(338,084)
Loans, net	20,361,089	20,401,822

Other real estate owned, net	863	2,433
Premises and equipment, net	207,895	209,460
Goodwill	1,015,646	1,015,646
Other intangible assets, net	66,658	70,761
Cash value of bank owned life insurance	410,890	408,574
Other assets	431,713	502,143
Total assets	$26,514,940	$26,262,050

Liabilities
Deposits:
Noninterest-bearing	$6,744,781	$6,498,293
Interest-bearing	15,167,628	15,224,155
Total deposits	21,912,409	21,722,448
Other borrowings	276,744	291,788
Subordinated deferrable interest debentures	132,807	132,309
Other liabilities	369,178	363,983
Total liabilities	22,691,138	22,510,528

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,884,780 and 72,699,245 shares issued, respectively	72,885	72,699
Capital surplus	1,961,732	1,958,642
Retained earnings	1,927,489	1,853,428
Accumulated other comprehensive loss, net of tax	(14,430)	(30,119)
Treasury stock, at cost, 3,973,856 and 3,630,636 shares, respectively	(123,874)	(103,128)
Total shareholders’ equity	3,823,802	3,751,522
Total liabilities and shareholders’ equity	$26,514,940	$26,262,050

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income
Interest and fees on loans	$304,168	$303,393
Interest on taxable securities	18,492	13,092
Interest on nontaxable securities	329	330
Interest on deposits in other banks and federal funds sold	10,789	12,637
Total interest income	333,778	329,452

Interest expense
Interest on deposits	105,215	118,174
Interest on other borrowings	6,724	9,890
Total interest expense	111,939	128,064

Net interest income	221,839	201,388
Provision for loan losses	16,519	25,523
Provision for unfunded commitments	5,373	(4,422)
Provision for other credit losses	—	4
Provision for credit losses	21,892	21,105
Net interest income after provision for credit losses	199,947	180,283

Noninterest income
Service charges on deposit accounts	13,133	11,759
Mortgage banking activity	35,254	39,430
Other service charges, commissions and fees	1,109	1,202
Net gain (loss) on securities	40	(7)
Equipment finance activity	6,698	5,336
Other noninterest income	7,789	8,158
Total noninterest income	64,023	65,878

Noninterest expense
Salaries and employee benefits	86,615	82,930
Occupancy and equipment	10,677	12,885
Data processing and communications expenses	14,855	14,654
Credit resolution-related expenses	765	486
Advertising and marketing	2,883	2,467
Amortization of intangible assets	4,103	4,422
Loan servicing expense	7,823	9,439
Other noninterest expenses	23,313	21,428
Total noninterest expense	151,034	148,711

Income before income tax expense	112,936	97,450
Income tax expense	25,001	23,138
Net income	87,935	74,312

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $5,220 and $(1,399)	15,689	(4,020)
Total other comprehensive income (loss)	15,689	(4,020)
Comprehensive income	$103,624	$70,292

Basic earnings per common share	$1.28	$1.08
Diluted earnings per common share	$1.27	$1.08
Weighted average common shares outstanding
Basic	68,785,458	68,808,393
Diluted	69,030,331	69,014,116
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522
Issuance of restricted shares	76,250	76	(76)	—	—	—	—	—
Forfeitures of restricted shares	(13,619)	(13)	(404)	—	—	—	—	(417)
Issuance of common shares pursuant to PSU agreements	122,904	123	(123)	—	—	—	—	—
Share-based compensation	—	—	3,693	—	—	—	—	3,693
Purchase of treasury shares	—	—	—	—	—	343,220	(20,746)	(20,746)
Net income	—	—	—	87,935	—	—	—	87,935
Dividends on common shares ($0.20 per share)	—	—	—	(13,874)	—	—	—	(13,874)
Other comprehensive income during the period	—	—	—	—	15,689	—	—	15,689
Balance, March 31, 2025	72,884,780	$72,885	$1,961,732	$1,927,489	$(14,430)	3,973,856	$(123,874)	$3,823,802

	Three Months Ended March 31, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747
Issuance of restricted shares	103,819	104	(104)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	63,301	63	(63)	—	—	—	—	—
Share-based compensation	—	—	3,134	—	—	—	—	3,134
Purchase of treasury shares	—	—	—	—	—	105,198	(4,998)	(4,998)
Net income	—	—	—	74,312	—	—	—	74,312
Dividends on common shares ($0.15 per share)	—	—	—	(10,437)	—	—	—	(10,437)
Other comprehensive loss during the period	—	—	—	—	(4,020)	—	—	(4,020)
Balance, March 31, 2024	72,683,199	$72,683	$1,948,352	$1,603,832	$(39,959)	3,567,936	$(100,170)	$3,484,738

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$87,935	$74,312
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	8,358	9,436
Net (gains) losses on sale or disposal of premises and equipment	(124)	15
Provision for credit losses	21,892	21,105
Net write-downs and (gains) losses on sale of other real estate owned	(9)	(177)
Share-based compensation expense	3,276	3,134
Amortization of operating lease right of use assets	2,276	2,606
Provision for deferred taxes	(2,443)	(644)
Net (gain) loss on securities	(40)	7
Originations of mortgage loans held for sale	(894,848)	(858,557)
Payments received on mortgage loans held for sale	5,204	2,167
Proceeds from sales of mortgage loans held for sale	882,909	778,499
Net gains on mortgage loans held for sale	(10,422)	(9,868)
Originations of SBA loans	(8,112)	(3,538)
Proceeds from sales of SBA loans	8,638	2,432
Net gains on sale of SBA loans	(526)	(223)
Increase in cash surrender value of bank owned life insurance	(3,297)	(2,568)
Gain on bank owned life insurance proceeds	(12)	(998)
Gain on sale of mortgage servicing rights	14	—
Gain on debt redemption	—	(169)
Change attributable to other operating activities	16,183	1,609
Net cash provided by operating activities	116,852	18,580

Investing Activities
Purchases of debt securities available-for-sale	(274,582)	(58,809)
Purchases of debt securities held-to-maturity	(9,979)	(6,321)
Proceeds from maturities and paydowns of debt securities available-for-sale	24,355	42,835
Proceeds from maturities and paydowns of debt securities held-to-maturity	952	860
Net decrease (increase) in other investments	292	(6,087)
Net decrease (increase) in loans	17,002	(345,953)
Purchases of premises and equipment	(2,687)	(3,437)
Proceeds from sale of premises and equipment	150	214
Proceeds from sales of other real estate owned	2,746	6,661
Proceeds from bank owned life insurance	56,900	—
Net cash used in investing activities	(184,851)	(370,037)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Financing Activities
Net increase in deposits	$189,961	$288,881
Proceeds from other borrowings	1,040,000	983,000
Repayment of other borrowings	(1,055,060)	(861,105)
Dividends paid - common stock	(14,133)	(10,477)
Purchase of treasury shares	(20,746)	(4,894)
Net cash provided by financing activities	140,022	395,405

Net increase in cash and cash equivalents	72,023	43,948
Cash and cash equivalents at beginning of period	1,220,377	1,167,304
Cash and cash equivalents at end of period	$1,292,400	$1,211,252

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest	$112,409	$130,031
Income taxes	209	398
Loans transferred to other real estate owned	1,167	2,443
Loans transferred from loans held for sale to loans held for investment	348	6,088
Right-of-use assets obtained in exchange for new operating lease liabilities	369	982
Change in unrealized loss on securities available-for-sale, net of tax	15,689	(4,020)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2025

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2025, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. Our business model capitalizes on the efficiencies of a large financial services company, while still providing the community with the personalized banking service expected by our customers. We manage our Bank through a balance of decentralized management responsibilities and efficient centralized operating systems, products and loan underwriting standards. The Company’s Board of Directors and senior managers establish corporate policy, strategy and administrative policies. Within our established guidelines and policies, the banker closest to the customer responds to the differing needs and demands of his or her unique market.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
U.S. Treasuries	$926,330	$—	$5,009	$(1,421)	$929,918
U.S. government-sponsored agencies	1,007	—	—	(11)	996
State, county and municipal securities	25,734	—	5	(976)	24,763
Corporate debt securities	10,946	(69)	—	(435)	10,442
SBA pool securities	66,747	—	47	(1,084)	65,710
Mortgage-backed securities	928,274	—	4,765	(21,857)	911,182
Total debt securities available-for-sale	$1,959,038	$(69)	$9,826	$(25,784)	$1,943,011

December 31, 2024
U.S. Treasuries	$800,860	$—	$669	$(5,065)	$796,464
U.S. government-sponsored agencies	1,010	—	—	(16)	994
State, county and municipal securities	25,802	—	8	(1,070)	24,740
Corporate debt securities	10,946	(69)	—	(594)	10,283
SBA pool securities	72,036	—	—	(1,554)	70,482
Mortgage-backed securities	797,542	—	1,494	(30,739)	768,297
Total debt securities available-for-sale	$1,708,196	$(69)	$2,171	$(39,038)	$1,671,260

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
State, county and municipal securities	$33,597	$—	$(6,960)	$26,637
Mortgage-backed securities	140,160	266	(12,204)	128,222
Total debt securities held-to-maturity	$173,757	$266	$(19,164)	$154,859

December 31, 2024
State, county and municipal securities	$33,623	$—	$(6,214)	$27,409
Mortgage-backed securities	131,054	80	(14,515)	116,619
Total debt securities held-to-maturity	$164,677	$80	$(20,729)	$144,028

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of March 31, 2025, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$309,115	$308,492	$—	$—
Due from one year to five years	599,286	602,368	—	—
Due from five to ten years	114,430	113,835	—	—
Due after ten years	7,933	7,134	33,597	26,637
Mortgage-backed securities	928,274	911,182	140,160	128,222
	$1,959,038	$1,943,011	$173,757	$154,859

Securities with a carrying value of approximately $476.4 million and $449.2 million at March 31, 2025 and December 31, 2024, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2025
U.S. Treasuries	$125,476	$(88)	$329,568	$(1,333)	$455,044	$(1,421)
U.S. government-sponsored agencies	—	—	996	(11)	996	(11)
State, county and municipal securities	512	(6)	15,959	(970)	16,471	(976)
Corporate debt securities	395	(1)	8,547	(434)	8,942	(435)
SBA pool securities	36	—	40,438	(1,084)	40,474	(1,084)
Mortgage-backed securities	87,618	(707)	494,731	(21,150)	582,349	(21,857)
Total debt securities available-for-sale	$214,037	$(802)	$890,239	$(24,982)	$1,104,276	$(25,784)

December 31, 2024
U.S. Treasuries	$272,564	$(1,376)	$353,787	$(3,689)	$626,351	$(5,065)
U.S. government sponsored agencies	—	—	994	(16)	994	(16)
State, county and municipal securities	3,953	(17)	15,940	(1,053)	19,893	(1,070)
Corporate debt securities	383	(13)	8,400	(581)	8,783	(594)
SBA pool securities	52,850	(322)	17,491	(1,232)	70,341	(1,554)
Mortgage-backed securities	177,438	(1,968)	481,617	(28,771)	659,055	(30,739)
Total debt securities available-for-sale	$507,188	$(3,696)	$878,229	$(35,342)	$1,385,417	$(39,038)

As of March 31, 2025, the Company’s available-for-sale security portfolio consisted of 417 securities, 356 of which were in an unrealized loss position. At March 31, 2025, the Company held 290 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At March 31, 2025, the Company held 30 U.S. Small Business Administration (“SBA”) pool securities, 16 state, county and municipal securities, six corporate securities, one U.S. government-sponsored agency security, and 13 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2025
State, county and municipal securities	$—	$—	$26,637	$(6,960)	$26,637	$(6,960)
Mortgage-backed securities	24,170	(339)	80,396	(11,865)	104,566	(12,204)
Total debt securities held-to-maturity	$24,170	$(339)	$107,033	$(18,825)	$131,203	$(19,164)

December 31, 2024
State, county and municipal securities	$1,702	$(49)	$25,707	$(6,165)	$27,409	$(6,214)
Mortgage-backed securities	22,710	(848)	79,366	(13,667)	102,076	(14,515)
Total debt securities held-to-maturity	$24,412	$(897)	$105,073	$(19,832)	$129,485	$(20,729)

As of March 31, 2025, the Company’s held-to-maturity security portfolio consisted of 41 securities, 32 of which were in an unrealized loss position. At March 31, 2025, the Company held 24 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At March 31, 2025 and December 31, 2024, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at March 31, 2025, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2025, management determined that $69,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $25.8 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended March 31,
Allowance for credit losses	2025	2024
Beginning balance	$69	$69
Provision for other credit losses	—	4
Ending balance	$69	$73

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Unrealized holding gains (losses) on equity securities	$40	$(7)
Net gain (loss) on securities	$40	$(7)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$3,075,971	$2,953,135
Consumer	213,902	221,735
Mortgage warehouse	891,412	965,053
Municipal	429,227	441,408
Premium finance	1,176,309	1,155,614
Real estate – construction and development	1,842,431	1,998,506
Real estate – commercial and farmland	8,574,626	8,445,958
Real estate – residential	4,502,766	4,558,497
Loans, net of unearned income	$20,706,644	$20,739,906

Accrued interest receivable on loans totaling $73.4 million and $77.3 million at March 31, 2025 and December 31, 2024, respectively, is reported in other assets on the consolidated balance sheets. The Company had no recorded allowance for credit losses related to accrued interest on loans at both March 31, 2025 and December 31, 2024.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$10,267	$11,875
Consumer	826	782
Real estate – construction and development	2,921	3,718
Real estate – commercial and farmland	9,976	11,960
Real estate – residential(1)	75,680	73,883
	$99,670	$102,218
(1) Included in real estate - residential were $13.4 million and $12.0 million of serviced GNMA-guaranteed nonaccrual loans at March 31, 2025 and December 31, 2024, respectively.

Interest income recognized on nonaccrual loans during the three months ended March 31, 2025 and 2024 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$3,740	$3,866
Real estate – construction and development	1,513	2,624
Real estate – commercial and farmland	7,460	9,357
Real estate – residential	37,392	36,512
	$50,105	$52,359

The following table presents an analysis of past-due loans as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2025
Commercial and industrial	$12,901	$6,429	$12,413	$31,743	$3,044,228	$3,075,971	$4,778
Consumer	1,124	483	317	1,924	211,978	213,902	—
Mortgage warehouse	—	—	—	—	891,412	891,412	—
Municipal	—	—	—	—	429,227	429,227	—
Premium finance	12,085	6,286	10,152	28,523	1,147,786	1,176,309	10,152
Real estate – construction and development	5,803	1,076	2,645	9,524	1,832,907	1,842,431	—
Real estate – commercial and farmland	7,389	973	6,653	15,015	8,559,611	8,574,626	—
Real estate – residential	36,117	19,431	72,844	128,392	4,374,374	4,502,766	—
Total	$75,419	$34,678	$105,024	$215,121	$20,491,523	$20,706,644	$14,930

December 31, 2024
Commercial and industrial	$12,300	$5,908	$12,849	$31,057	$2,922,078	$2,953,135	$5,159
Consumer	2,672	557	319	3,548	218,187	221,735	—
Mortgage warehouse	—	—	—	—	965,053	965,053	—
Municipal	—	—	—	—	441,408	441,408	—
Premium finance	15,068	6,315	12,485	33,868	1,121,746	1,155,614	12,485
Real estate – construction and development	23,102	461	3,786	27,349	1,971,157	1,998,506	89
Real estate – commercial and farmland	6,787	2,435	5,980	15,202	8,430,756	8,445,958	—
Real estate – residential	47,020	15,864	71,070	133,954	4,424,543	4,558,497	—
Total	$106,949	$31,540	$106,489	$244,978	$20,494,928	$20,739,906	$17,733

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial and industrial	$7,948	$839	$9,451	$1,072
Premium finance	1,296	7	2,165	130
Real estate – construction and development	1,859	101	2,979	110
Real estate – commercial and farmland	8,855	60	10,882	149
Real estate – residential	25,039	2,210	23,983	2,302
	$44,997	$3,217	$49,460	$3,763

Credit Quality Indicators

The Company uses a five category risk grading system to assign a risk grade to each loan in the portfolio. The following is a description of the general characteristics of the grades:

Pass – This grade represents acceptable credit risk to the Company based on factors including creditworthiness of the borrower, current performance and nature of the collateral.

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of March 31, 2025 and December 31, 2024. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at March 31, 2025 or December 31, 2024.

As of March 31, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$345,549	$806,864	$552,584	$498,712	$226,602	$100,128	$514,453	$3,044,892
Special mention	162	896	26	1,554	2,137	1,490	103	6,368
Substandard	—	795	1,697	3,917	6,499	5,469	6,334	24,711
Total commercial and industrial	$345,711	$808,555	$554,307	$504,183	$235,238	$107,087	$520,890	$3,075,971
Current-period gross charge offs	$118	$2,348	$3,523	$4,376	$1,303	$191	$—	$11,859
Consumer
Risk Grade:
Pass	$45,757	$20,529	$16,044	$7,138	$1,875	$41,959	$79,059	$212,361
Special mention	—	8	—	12	—	63	—	83
Substandard	5	212	192	74	56	780	139	1,458
Total consumer	$45,762	$20,749	$16,236	$7,224	$1,931	$42,802	$79,198	$213,902
Current-period gross charge offs	$—	$158	$154	$57	$22	$549	$—	$940
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$890,508	$890,508
Special mention	—	—	—	—	—	—	904	904
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$891,412	$891,412
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$1,508	$18,158	$9,039	$44,286	$36,341	$319,269	$626	$429,227
Total municipal	$1,508	$18,158	$9,039	$44,286	$36,341	$319,269	$626	$429,227
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$579,662	$585,673	$789	$—	$34	$—	$—	$1,166,158
Substandard	10	10,100	41	—	—	—	—	10,151
Total premium finance	$579,672	$595,773	$830	$—	$34	$—	$—	$1,176,309
Current-period gross charge offs	$2	$2,145	$181	$1	$—	$—	$—	$2,329

As of March 31, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$113,966	$513,051	$209,360	$715,221	$177,903	$44,478	$65,127	$1,839,106
Special mention	—	—	—	157	—	265	—	422
Substandard	—	—	419	1,648	336	500	—	2,903
Total real estate – construction and development	$113,966	$513,051	$209,779	$717,026	$178,239	$45,243	$65,127	$1,842,431
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$119,012	$314,868	$442,501	$2,552,724	$2,172,750	$2,762,827	$103,233	$8,467,915
Special mention	—	—	1,207	4,741	15,184	41,298	—	62,430
Substandard	—	—	1,546	17,448	5,516	19,771	—	44,281
Total real estate – commercial and farmland	$119,012	$314,868	$445,254	$2,574,913	$2,193,450	$2,823,896	$103,233	$8,574,626
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate - Residential
Risk Grade:
Pass	$56,998	$172,625	$601,770	$1,264,239	$1,027,564	$986,354	$308,779	$4,418,329
Special mention	—	—	10	51	1,162	1,815	538	3,576
Substandard	—	2,060	13,441	15,629	9,180	32,537	8,014	80,861
Total real estate - residential	$56,998	$174,685	$615,221	$1,279,919	$1,037,906	$1,020,706	$317,331	$4,502,766
Current-period gross charge offs	$—	$—	$110	$—	$—	$146	$—	$256
Total Loans
Risk Grade:
Pass	$1,262,452	$2,431,768	$1,832,087	$5,082,320	$3,643,069	$4,255,015	$1,961,785	$20,468,496
Special mention	162	904	1,243	6,515	18,483	44,931	1,545	73,783
Substandard	15	13,167	17,336	38,716	21,587	59,057	14,487	164,365
Total loans	$1,262,629	$2,445,839	$1,850,666	$5,127,551	$3,683,139	$4,359,003	$1,977,817	$20,706,644
Total current-period gross charge offs	$120	$4,651	$3,968	$4,434	$1,325	$886	$—	$15,384

As of December 31, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$919,301	$594,485	$523,513	$246,036	$72,397	$46,358	$512,778	$2,914,868
Special mention	892	28	1,938	1,311	777	2,960	3,319	11,225
Substandard	885	2,214	4,384	7,222	655	4,555	7,127	27,042
Total commercial and industrial	$921,078	$596,727	$529,835	$254,569	$73,829	$53,873	$523,224	$2,953,135
Consumer
Risk Grade:
Pass	$58,113	$18,575	$8,684	$2,371	$17,405	$31,962	$83,143	$220,253
Special mention	8	—	14	—	9	61	—	92
Substandard	113	206	81	48	179	648	115	1,390
Total consumer	$58,234	$18,781	$8,779	$2,419	$17,593	$32,671	$83,258	$221,735
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Municipal
Risk Grade:
Pass	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Total municipal	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Premium Finance
Risk Grade:
Pass	$1,141,370	$1,648	$28	$83	$—	$—	$—	$1,143,129
Substandard	12,001	483	1	—	—	—	—	12,485
Total premium finance	$1,153,371	$2,131	$29	$83	$—	$—	$—	$1,155,614
Real Estate – Construction and Development
Risk Grade:
Pass	$523,704	$245,526	$835,742	$245,091	$3,619	$73,816	$66,449	$1,993,947
Special mention	—	—	160	65	—	275	—	500
Substandard	—	151	3,020	337	—	551	—	4,059
Total real estate – construction and development	$523,704	$245,677	$838,922	$245,493	$3,619	$74,642	$66,449	$1,998,506
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$330,472	$456,486	$2,373,426	$2,173,060	$990,712	$1,866,277	$113,916	$8,304,349
Special mention	—	—	3,069	14,844	14,706	63,717	—	96,336
Substandard	—	1,551	16,979	3,855	12,730	10,158	—	45,273
Total real estate – commercial and farmland	$330,472	$458,037	$2,393,474	$2,191,759	$1,018,148	$1,940,152	$113,916	$8,445,958

As of December 31, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Real Estate - Residential
Risk Grade:
Pass	$193,939	$628,098	$1,291,666	$1,046,164	$460,887	$561,386	$292,193	$4,474,333
Special mention	—	10	52	16	157	1,375	1,173	2,783
Substandard	2,718	9,880	14,040	9,885	10,603	26,236	8,019	81,381
Total real estate - residential	$196,657	$637,988	$1,305,758	$1,056,065	$471,647	$588,997	$301,385	$4,558,497
Total Loans
Risk Grade:
Pass	$3,187,032	$1,953,912	$5,077,541	$3,749,273	$1,684,066	$2,771,358	$2,034,158	$20,457,340
Special mention	900	38	5,233	16,236	15,649	68,388	4,492	110,936
Substandard	15,717	14,485	38,505	21,347	24,167	42,148	15,261	171,630
Total loans	$3,203,649	$1,968,435	$5,121,279	$3,786,856	$1,723,882	$2,881,894	$2,053,911	$20,739,906

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

During the three months ended March 31, 2025, the allowance for credit losses increased due to the current economic forecast. The allowance for credit losses was determined at March 31, 2025 using an equal weighting of three economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario, the downside 75th percentile S-2, and the downside 90th percentile S-3 scenario were equally weighted. The allowance for credit losses was determined at December 31, 2024 using the Moody's baseline scenario economic forecast weighted at 75% and the downside 75th percentile S-2 scenario was weighted at 25%. The current forecast reflects, among other things, increases in unemployment and multifamily vacancies, along with a decline in commercial real estate and home price indices compared with the forecast at December 31, 2024.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended March 31, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421
Provision for loan losses	3,388	(537)	(438)	(1)	195	8,661
Loans charged off	(11,859)	(940)	—	—	(2,329)	—
Recoveries of loans previously charged off	3,850	295	—	—	2,080	4
Balance, March 31, 2025	$82,621	$6,145	$1,824	$57	$682	$69,086

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2024	$118,377	$61,661	$338,084
Provision for loan losses	(20)	5,271	16,519
Loans charged off	—	(256)	(15,384)
Recoveries of loans previously charged off	35	72	6,336
Balance, March 31, 2025	$118,392	$66,748	$345,555

Three Months Ended March 31, 2024

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2023	$64,053	$3,952	$1,678	$345	$602	$61,017
Provision for loan losses	12,147	766	145	(282)	(431)	11,148
Loans charged off	(15,295)	(1,156)	—	—	(2,006)	—
Recoveries of loans previously charged off	2,899	377	—	—	2,451	3
Balance, March 31, 2024	$63,804	$3,939	$1,823	$63	$616	$72,168

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2023	$110,097	$65,356	$307,100
Provision for loan losses	474	1,556	25,523
Loans charged off	—	—	(18,457)
Recoveries of loans previously charged off	85	42	5,857
Balance, March 31, 2024	$110,656	$66,954	$320,023

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2025, and 2024:

Three Months Ended March 31, 2025
(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – commercial and farmland	$2,420	$2,764	$9,361	$—	$14,545	0.2%
Real estate – residential	563	1,336	—	683	2,582	0.1%
Total	$2,983	$4,100	$9,361	$683	$17,127	0.1%

Three Months Ended March 31, 2024
(dollars in thousands)	Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – residential	$3,519	$534	$4,053	0.1%
Total	$3,519	$534	$4,053	—%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $2.0 million and $179,000 at March 31, 2025 and December 31, 2024, respectively.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025, and 2024, respectively:

Three Months Ended March 31, 2025

Term Extension
Loan Type	Financial Effect
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of 15 months
Real estate - residential	Maturity dates were extended for a weighted average of 109 months

Payment Deferral
Loan Type	Financial Effect
Real estate – commercial and farmland	Payments were moved to interest only for 9 months
Real estate - residential	Payments were deferred for 10 months

Combination Payment Deferral and Term Extension
Loan Type	Financial Effect
Real estate – commercial and farmland	Maturity date was extended 3 months and moved to interest only payments for 12 months

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate - residential	Maturity date was extended for a weighted average 61 months and rate was reduced by a weighted average 0.91%

Three Months Ended March 31, 2024

Term Extension
Loan Type	Financial Effect
Real estate - residential	Maturity dates were extended for 76 months.

Combination of Term Extension and Rate Reduction
Loan Type	Financial Effect
Real estate – residential	Maturity date was extended by 134 months and rate was reduced by 1.50%.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of March 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$572	$—	$—	$—	$572
Real estate – commercial and farmland	13,404	1,739	—	—	15,143
Real estate – residential	12,656	1,246	1,565	3,293	18,760
Total	$26,632	$2,985	$1,565	$3,293	$34,475

As of March 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$5,029	$—	$—	$—	$5,029
Real estate – commercial and farmland	5,875	—	—	1,115	6,990
Real estate – residential	8,547	648	235	1,980	11,410
Total	$19,451	$648	$235	$3,095	$23,429

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended March 31, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Real estate – commercial and farmland	$—	$1,738	$—	$—	$1,738
Real estate – residential	499	3,185	563	1,857	6,104
Total	$499	$4,923	$563	$1,857	$7,842

The following table provides the amortized cost basis of financing receivables that had a payment default during three months ended March 31, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Real estate – commercial and farmland	$—	$1,115	$—	$1,115
Real estate – residential	2,215	191	456	2,862
Total	$2,215	$1,306	$456	$3,977

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2025	December 31, 2024
FHLB borrowings:
Fixed Rate Advance due January 21, 2025; fixed interest rate of 4.430%	$—	$50,000
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	—	15,000
Fixed Rate Advance due April 25, 2025; fixed interest rate of 4.420%	50,000	—
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,363	1,366
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	944	946
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	947	984

Subordinated notes payable:
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $623 and $653, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month SOFR plus 3.63%	74,623	74,653
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,110 and $1,161, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,890	108,839

Other Debt:
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	9,977	10,000
	$276,744	$291,788

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2025, $3.52 billion was available for borrowing on lines with the FHLB.

As of March 31, 2025, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2025, the Bank had $2.87 billion of loans pledged at the Federal Reserve discount window and had $2.29 billion available for borrowing.

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

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2025
Balance, December 31, 2024	$(30,119)
Unrealized gain on debt securities available-for-sale, net of tax	15,689
Balance, March 31, 2025	$(14,430)

Three Months Ended March 31, 2024
Balance, December 31, 2023	$(35,939)
Unrealized loss on debt securities available-for-sale, net of tax	(4,020)
Balance, March 31, 2024	$(39,959)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2025	2024
Average common shares outstanding	68,785,458	68,808,393
Common share equivalents:
Nonvested restricted share grants	135,339	126,032
Performance stock units	109,534	79,691
Average common shares outstanding, assuming dilution	69,030,331	69,014,116

There were 141,026 anti-dilutive securities excluded from the computation of earnings per share for the three months ended March 31, 2025. There were no anti-dilutive securities excluded from the computation of earnings per share for the three months ended March 31, 2024

NOTE 7 – FAIR VALUE MEASURES

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	March 31, 2025	December 31, 2024
Mortgage loans held for sale	$545,388	$528,599
Total loans held for sale	$545,388	$528,599

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

A net gain of $7.3 million and a net loss of $413,000 resulting from changes in fair value of these mortgage loans were recorded in income during the three months ended March 31, 2025 and 2024, respectively. A net loss of $4.7 million and a net gain of $6.9 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended March 31, 2025 and 2024, respectively. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Aggregate fair value of mortgage loans held for sale	$545,388	$528,599
Aggregate unpaid principal balance of mortgage loans held for sale	534,583	525,071
Past-due loans of 90 days or more	467	—
Nonaccrual loans	467	—
Unpaid principal balance of nonaccrual loans	462	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2025 and December 31, 2024:

	Recurring Basis Fair Value Measurements
	March 31, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$929,918	$929,918	$—	$—
U.S. government sponsored agencies	996	—	996	—
State, county and municipal securities	24,763	—	24,763	—
Corporate debt securities	10,442	—	9,392	1,050
SBA pool securities	65,710	—	65,710	—
Mortgage-backed securities	911,182	—	911,182	—
Loans held for sale	545,388	—	545,388	—
Derivative financial instruments	6,303	—	6,303	—
Mortgage banking derivative instruments	5,416	—	5,416	—
Total recurring assets at fair value	$2,500,118	$929,918	$1,569,150	$1,050
Financial liabilities:
Derivative financial instruments	$6,439	$—	$6,439	$—
Risk participation agreement	22	—	22	—
Mortgage banking derivative instruments	2,867	—	2,867	—
Total recurring liabilities at fair value	$9,328	$—	$9,328	$—

	Recurring Basis Fair Value Measurements
	December 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$796,464	$796,464	$—	$—
U.S. government sponsored agencies	994	—	994	—
State, county and municipal securities	24,740	—	24,740	—
Corporate debt securities	10,283	—	9,263	1,020
SBA pool securities	70,482	—	70,482	—
Mortgage-backed securities	768,297	—	768,297	—
Loans held for sale	528,599	—	528,599	—
Derivative financial instruments	8,717	—	8,717	—
Mortgage banking derivative instruments	7,299	—	7,299	—
Total recurring assets at fair value	$2,215,875	$796,464	$1,418,391	$1,020
Financial liabilities:
Derivative financial instruments	$8,718	$—	$8,718	$—
Risk participation agreement	13	—	13	—
Total recurring liabilities at fair value	$8,731	$—	$8,731	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2025 and December 31, 2024:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Collateral-dependent loans	$41,780	$—	$—	$41,780
Other real estate owned	276	—	—	276
Total nonrecurring assets at fair value	$42,056	$—	$—	$42,056

December 31, 2024
Collateral-dependent loans	$45,697	$—	$—	$45,697
Other real estate owned	1,010	—	—	1,010
Total nonrecurring assets at fair value	$46,707	$—	$—	$46,707

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2025 and the year ended December 31, 2024, there were no changes in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2025
Recurring:
Debt securities available-for-sale	$1,050	Discounted cash flows	Probability of Default	10.2%	10.2%
			Loss Given Default	45%	45%
Nonrecurring:
Collateral-dependent loans	$41,780	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	16% - 51%	29%
Other real estate owned	$276	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15%	15%
December 31, 2024
Recurring:
Debt securities available-for-sale	$1,020	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	45%	45%
Nonrecurring:
Collateral-dependent loans	$45,697	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 60%	30%
Other real estate owned	$1,010	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 44%	27%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		March 31, 2025
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$253,289	$253,289	$—	$—	$253,289
Interest-bearing deposits in banks	1,039,111	1,039,111	—	—	1,039,111
Debt securities held-to-maturity	173,757	—	154,859	—	154,859
Loans, net	20,319,309	—	—	19,900,724	19,900,724
Financial liabilities:
Deposits	21,912,409	—	21,911,054	—	21,911,054
Other borrowings	276,744	—	272,495	—	272,495
Subordinated deferrable interest debentures	132,807	—	141,372	—	141,372

		Fair Value Measurements
		December 31, 2024
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$244,980	$244,980	$—	$—	$244,980
Interest-bearing deposits in banks	975,397	975,397	—	—	975,397
Debt securities held-to-maturity	164,677	—	144,028	—	144,028
Loans, net	20,356,125	—	—	19,882,553	19,882,553
Financial liabilities:
Deposits	21,722,448	—	21,721,421	—	21,721,421
Other borrowings	291,788	—	291,213	—	291,213
Subordinated deferrable interest debentures	132,309	—	142,202	—	142,202

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$3,606,465	$3,578,227
Unused home equity lines of credit	436,414	437,304
Financial standby letters of credit	42,306	39,507
Mortgage interest rate lock commitments	347,944	192,528

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2025 and the year ended December 31, 2024.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$30,510	$41,558
Provision for unfunded commitments	5,373	(4,422)
Balance at end of period	$35,883	$37,136

Other Commitments

As of March 31, 2025, letters of credit issued by the FHLB totaling $1.3 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The chief operating decision maker (CODM) within the Company is the Chief Executive Officer, who also serves as a member of the Board of Directors and as Chair of the Executive Committee of the Board. The CODM regularly receives a package of period-end reports and works with management in making necessary operating decisions, including the allocation of resources among the Company's segments. This includes evaluation of performance as measured by net income for each segment. Each segment that is reported has strategic planning, budgeting, and forecasting sessions at least annually with the CODM through executive management.

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$233,319	$57,932	$15,200	$27,327	$333,778
Interest expense	49,106	36,088	9,298	17,447	111,939
Net interest income	184,213	21,844	5,902	9,880	221,839
Provision for credit losses	16,420	5,191	(175)	456	21,892
Noninterest income	28,724	34,729	554	16	64,023
Noninterest expense
Salaries and employee benefits	62,716	20,995	552	2,352	86,615
Occupancy and equipment	9,804	829	7	37	10,677
Data processing and communications expenses	13,391	1,297	38	129	14,855
Other expenses(1)	25,685	11,963	270	969	38,887
Total noninterest expense	111,596	35,084	867	3,487	151,034
Income before income tax expense	84,921	16,298	5,764	5,953	112,936
Income tax expense	19,154	3,423	1,210	1,214	25,001
Net income	$65,767	$12,875	$4,554	$4,739	$87,935

Total assets	$19,291,312	$4,762,848	$911,361	$1,549,419	$26,514,940
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	64,330	—	—	2,328	66,658

	Three Months Ended March 31, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$235,122	$55,099	$16,483	$22,748	$329,452
Interest expense	70,654	31,812	10,455	15,143	128,064
Net interest income	164,468	23,287	6,028	7,605	201,388
Provision for credit losses	19,127	2,332	145	(499)	21,105
Noninterest income	26,363	38,765	740	10	65,878
Noninterest expense
Salaries and employee benefits	58,916	21,073	888	2,053	82,930
Occupancy and equipment	11,753	1,049	7	76	12,885
Data processing and communications expenses	13,184	1,366	25	79	14,654
Other expenses(1)	24,447	12,530	237	1,028	38,242
Total noninterest expense	108,300	36,018	1,157	3,236	148,711
Income before income tax expense	63,404	23,702	5,466	4,878	97,450
Income tax expense	16,028	4,978	1,148	984	23,138
Net income	$47,376	$18,724	$4,318	$3,894	$74,312

Total assets	$18,553,964	$4,971,058	$897,460	$1,232,963	$25,655,445
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	78,275	—	—	5,252	83,527
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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$881,916	$6,303	$6,439	$901,597	$8,717	$8,718
Risk participation agreement	26,163	—	22	26,163	—	13
Mortgage derivatives - interest rate lock commitments	347,944	5,416	—	192,528	1,504	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	1,134,013	—	2,867	1,153,717	5,795	—
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client swaps and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three months ended March 31, 2025 and 2024.

		Three Months Ended March 31,
(dollars in thousands)	Location	2025	2024
Interest rate contracts(1)	Other noninterest income	$(134)	$143
Risk participation agreement	Other noninterest income	(9)	33
Interest rate lock commitments	Mortgage banking activity	3,912	2,116
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	(8,662)	4,760
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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	March 31, 2025	December 31, 2024
Loan Servicing Rights
Residential mortgage	$116,584	$112,514
SBA	2,927	2,926
Total loan servicing rights	$119,511	$115,440

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

During the three months ended March 31, 2025 and 2024, the Company recorded servicing fee income of $12.5 million and $17.2 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing rights	2025	2024
Beginning carrying value, net	$112,514	$171,915
Additions	7,317	5,456
Amortization	(3,247)	(5,403)
Ending carrying value, net	$116,584	$171,968

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	March 31, 2025	December 31, 2024
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$9,194,125	$8,856,724
Composition of residential loans serviced for others:
FHLMC	25.29%	24.51%
FNMA	67.16%	68.42%
GNMA	7.55%	7.07%
Total	100.00%	100.00%
Weighted average term (months)	354	353
Weighted average age (months)	34	33
Modeled prepayment speed	8.13%	7.37%
Decline in fair value due to a 10% adverse change	$(4,709)	$(2,474)
Decline in fair value due to a 20% adverse change	$(9,207)	$(5,227)
Weighted average discount rate	9.75%	10.79%
Decline in fair value due to a 10% adverse change	$(5,798)	$(3,283)
Decline in fair value due to a 20% adverse change	$(11,303)	$(7,379)

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

During the three months ended March 31, 2025 and 2024, the Company recorded servicing fee income of $459,000 and $592,000, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended March 31,
SBA servicing rights	2025	2024
Beginning carrying value, net	$2,926	$2,737
Additions	157	19
Amortization	(156)	(455)
Ending carrying value, net	$2,927	$2,301

(dollars in thousands)	March 31, 2025	December 31, 2024
SBA servicing rights
Unpaid principal balance of loans serviced for others	$233,035	$235,793
Weighted average life (in years)	3.27	3.18
Modeled prepayment speed	18.40%	18.95%
Decline in fair value due to a 10% adverse change	$(174)	$(192)
Decline in fair value due to a 20% adverse change	$(331)	$(366)
Weighted average discount rate	10.66%	11.27%
Decline in fair value due to a 100 basis point adverse change	$(82)	$(97)
Decline in fair value due to a 200 basis point adverse change	$(159)	$(190)

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following: general competitive, economic, unemployment, political and market conditions and fluctuations, including real estate market conditions, and the effects of such conditions and fluctuations on the creditworthiness and payment behaviors of borrowers, collateral values, asset recovery values and the value of investment securities; movements in interest rates and their impacts on net interest margin, investment security valuations and other performance measures; expectations on credit quality and performance; legislative and regulatory changes; changes in U.S. government trade, monetary and fiscal policies, including tariffs; competitive pressures on product pricing and services; fraud, theft or other misconduct impacting our customers or operations; cybersecurity risks, including data breaches, malware, ransomware and account takeover; the success and timing of our business strategies and plans; our outlook and long-term goals for future growth; and natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises and other catastrophic events beyond our control; and other factors discussed in our filings with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2025, as compared with December 31, 2024, and operating results for the three month periods ended March 31, 2025 and 2024. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2024 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $87.9 million, or $1.27 per diluted share, for the quarter ended March 31, 2025, compared with $74.3 million, or $1.08 per diluted share, for the same period in 2024. The Company’s return on average assets and average shareholders’ equity were 1.36% and 9.39%, respectively, in the first quarter of 2025, compared with 1.18% and 8.63%, respectively, in the first quarter of 2024.

Below is additional information regarding the banking, retail mortgage, warehouse lending and premium finance divisions of the Company during the first quarter of 2025 and 2024, respectively:

	Three Months Ended March 31, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$233,319	$57,932	$15,200	$27,327	$333,778
Interest expense	49,106	36,088	9,298	17,447	111,939
Net interest income	184,213	21,844	5,902	9,880	221,839
Provision for credit losses	16,420	5,191	(175)	456	21,892
Noninterest income	28,724	34,729	554	16	64,023
Noninterest expense
Salaries and employee benefits	62,716	20,995	552	2,352	86,615
Occupancy and equipment	9,804	829	7	37	10,677
Data processing and communications expenses	13,391	1,297	38	129	14,855
Other expenses	25,685	11,963	270	969	38,887
Total noninterest expense	111,596	35,084	867	3,487	151,034
Income before income tax expense	84,921	16,298	5,764	5,953	112,936
Income tax expense	19,154	3,423	1,210	1,214	25,001
Net income	$65,767	$12,875	$4,554	$4,739	$87,935

	Three Months Ended March 31, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$235,122	$55,099	$16,483	$22,748	$329,452
Interest expense	70,654	31,812	10,455	15,143	128,064
Net interest income	164,468	23,287	6,028	7,605	201,388
Provision for credit losses	19,127	2,332	145	(499)	21,105
Noninterest income	26,363	38,765	740	10	65,878
Noninterest expense
Salaries and employee benefits	58,916	21,073	888	2,053	82,930
Occupancy and equipment	11,753	1,049	7	76	12,885
Data processing and communications expenses	13,184	1,366	25	79	14,654
Other expenses	24,447	12,530	237	1,028	38,242
Total noninterest expense	108,300	36,018	1,157	3,236	148,711
Income before income tax expense	63,404	23,702	5,466	4,878	97,450
Income tax expense	16,028	4,978	1,148	984	23,138
Net income	$47,376	$18,724	$4,318	$3,894	$74,312

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2025 and 2024. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$980,164	$10,789	4.46%	$923,845	$12,637	5.50%
Investment securities - taxable	1,998,226	18,492	3.75%	1,599,705	13,092	3.29%
Investment securities - nontaxable	41,391	416	4.08%	41,287	418	4.07%
Loans held for sale	565,531	9,045	6.49%	323,351	5,348	6.65%
Loans	20,620,777	295,964	5.82%	20,320,678	298,907	5.92%
Total interest-earning assets	24,206,089	334,706	5.61%	23,208,866	330,402	5.73%
Noninterest-earning assets	2,023,334			2,086,222
Total assets	$26,229,423			$25,295,088

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,988,458	$18,306	1.86%	$3,829,977	$20,574	2.16%
MMDA	6,911,554	52,261	3.07%	5,952,389	53,953	3.65%
Savings accounts	767,148	830	0.44%	795,887	986	0.50%
Retail CDs	2,436,974	23,245	3.87%	2,378,678	24,576	4.16%
Brokered CDs	962,768	10,573	4.45%	1,381,382	18,085	5.27%
Total interest-bearing deposits	15,066,902	105,215	2.83%	14,338,313	118,174	3.31%
Non-deposit funding
FHLB advances	149,537	1,362	3.69%	219,589	2,578	4.72%
Other borrowings	193,494	2,350	4.93%	308,210	3,879	5.06%
Subordinated deferrable interest debentures	132,544	3,012	9.22%	130,551	3,433	10.58%
Total non-deposit funding	475,575	6,724	5.73%	658,350	9,890	6.04%
Total interest-bearing liabilities	15,542,477	111,939	2.92%	14,996,663	128,064	3.43%
Demand deposits	6,522,784			6,403,300
Other liabilities	366,013			432,254
Shareholders’ equity	3,798,149			3,462,871
Total liabilities and shareholders’ equity	$26,229,423			$25,295,088
Interest rate spread			2.69%			2.30%
Net interest income		$222,767			$202,338
Net interest margin			3.73%			3.51%

On a tax-equivalent basis, net interest income for the first quarter of 2025 was $222.8 million, an increase of $20.4 million, or 10.10%, compared with $202.3 million reported in the same quarter in 2024. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest-earning assets increased $997.2 million, or 4.30%, from $23.21 billion in the first quarter of 2024 to $24.21 billion for the first quarter of 2025. This growth in interest-earning assets resulted primarily from organic loan growth and increased investment in our bond portfolio. The Company’s net interest margin during the first quarter of 2025 was 3.73%, up 22 basis points from 3.51% reported in the first quarter of 2024. Loan production amounted to $4.1 billion during the first quarter of 2025, with weighted average yields of 6.86%, compared with $3.9 billion and 7.70%, respectively, during the first quarter of 2024.

Total interest income, on a tax-equivalent basis, increased to $334.7 million during the first quarter of 2025, compared with $330.4 million in the same quarter of 2024.  Yields on earning assets increased to 5.61% during the first quarter of 2025, compared with 5.73% reported in the first quarter of 2024. During the first quarter of 2025, loans comprised 87.5% of average earning assets, compared with 88.9% in the same quarter of 2024. Yields on loans decreased to 5.82% in the first quarter of 2025, compared with 5.92% in the same period of 2024.

The yield on interest-bearing deposits decreased from 3.31% in the first quarter of 2024 to 2.83% in the first quarter of 2025. The yield on total interest-bearing liabilities decreased from 3.43% in the first quarter of 2024 to 2.92% in the first quarter of 2025. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 2.06% in the first quarter of 2025, compared with 2.41% during the first quarter of 2024. Deposit costs decreased from 2.29% in the first quarter of 2024 to 1.98% in the first quarter of 2025. Non-deposit funding costs decreased from 6.04% in the first quarter of 2024 to 5.73% in the first quarter of 2025.

Provision for Credit Losses

The Company’s provision for credit losses during the first quarter of 2025 amounted to $21.9 million, compared with $21.1 million in the first quarter of 2024. The provision for credit losses for the first quarter of 2025 was comprised of $16.5 million related to loans and $5.4 million related to unfunded commitments, compared with $25.5 million related to loans, negative $4.4 million related to unfunded commitments and $4,000 provision related to other credit losses for the first quarter of 2024. The increase in the provision for unfunded commitments is primarily attributable to the updated economic forecast and funding rates used in the model. Non-performing assets as a percentage of total assets decreased three basis points to 0.44% at March 31, 2025, compared with 0.47% at December 31, 2024. The decrease in non-performing assets is primarily attributable to decreases in nonaccrual loans of $2.5 million, accruing loans delinquent 90 days or more of $2.8 million and other real estate owned of $1.6 million. The Company recognized net charge-offs on loans during the first quarter of 2025 of approximately $9.0 million, or 0.18% of average loans on an annualized basis, compared with net charge-offs of approximately $12.6 million, or 0.25%, in the first quarter of 2024. The Company’s total allowance for credit losses on loans at March 31, 2025 was $345.6 million, or 1.67% of total loans, compared with $338.1 million, or 1.63% of total loans, at December 31, 2024. This increase is primarily attributable to the updated economic forecast.

Noninterest Income

Total noninterest income for the first quarter of 2025 was $64.0 million, a decrease of $1.9 million, or 2.8%, from the $65.9 million reported in the first quarter of 2024.  Income from mortgage banking activities was $35.3 million in the first quarter of 2025, a decrease of $4.2 million, or 10.6%, from $39.4 million in the first quarter of 2024. Total production in the first quarter of 2025 amounted to $933.0 million, compared with $910.2 million in the same quarter of 2024, while gain on sale spread decreased to 2.17% in the current quarter, compared with 2.49% in the same quarter of 2024. The retail mortgage open pipeline finished the first quarter of 2025 at $771.6 million, compared with $638.5 million at December 31, 2024 and $606.7 million at the end of the first quarter of 2024.

Service charges on deposit accounts increased $1.4 million, or 11.7%, to $13.1 million in the first quarter of 2025, compared with $11.8 million in the first quarter of 2024. The increase in service charges on deposit accounts was primarily attributable to increases in both debit card and commercial account fee income. Income from equipment finance activity increased $1.4 million, or 25.5%, to $6.7 million for the first quarter of 2025, compared with $5.3 million during the first quarter of 2024. The increase in equipment finance activity was primarily related to increased non-insurance charges and gain on sale of leased equipment. Other noninterest income decreased $369,000, or 4.5%, to $7.8 million for the first quarter of 2025, compared with $8.2 million during the first quarter of 2024. The decrease in other noninterest income was primarily attributable to a decline in derivative income of $615,000 and gain on BOLI proceeds of $986,000, partially offset by increases in BOLI income of $731,000, commercial card interchange income of $258,000 and in gain on sale of SBA loans of $303,000.

Noninterest Expense

Total noninterest expense for the first quarter of 2025 increased $2.3 million, or 1.6%, to $151.0 million, compared with $148.7 million in the same quarter 2024. Salaries and employee benefits increased $3.7 million, or 4.4%, from $82.9 million in the first quarter of 2024 to $86.6 million in the first quarter of 2025, due primarily to increases in health insurance cost and annual merit increases. Occupancy and equipment expenses decreased $2.2 million, or 17.1%, to $10.7 million in the first quarter of 2025, compared with $12.9 million in the first quarter of 2024, with the decrease primarily related to both building rent and repairs and maintenance. Advertising and marketing expense was $2.9 million in the first quarter of 2025, compared with $2.5 million in the first quarter of 2024, with the increase primarily due to a new deposit marketing campaign initiated in the second quarter of 2024. Amortization of intangible assets decreased $319,000, or 7.2%, from $4.4 million in the first quarter of 2024 to $4.1 million in the first quarter of 2025. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $1.6 million, or 17.1%, from $9.4 million in the first quarter of 2024 to $7.8 million in the first quarter of 2025, primarily attributable to the sale of mortgage servicing rights in the second and third quarters of 2024, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $1.9 million, or 8.8%, from $21.4 million in the first quarter of 2024 to $23.3 million in the first quarter of 2025, due primarily to an increase in donations of $3.6 million and a decrease in deferred origination costs of $2.0 million, partially offset by a decrease in FDIC insurance of $3.4 million.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the first quarter of 2025, the Company reported income tax expense of $25.0 million, compared with $23.1 million in the same period of 2024. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 22.1% and 23.7%, respectively. The decrease in the effective rate for the three months ended March 31, 2025 is primarily related to reduced state apportionment and an increase in tax credits.

Financial Condition as of March 31, 2025

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

The following table is a summary of our investment portfolio at the dates indicated:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$926,330	$929,918	$800,860	$796,464
U.S. government-sponsored agencies	1,007	996	1,010	994
State, county and municipal securities	25,734	24,763	25,802	24,740
Corporate debt securities	10,946	10,442	10,946	10,283
SBA pool securities	66,747	65,710	72,036	70,482
Mortgage-backed securities	928,274	911,182	797,542	768,297
Total debt securities available-for-sale	$1,959,038	$1,943,011	$1,708,196	$1,671,260

Securities held-to-maturity
State, county and municipal securities	$33,597	$26,637	$33,623	$27,409
Mortgage-backed securities	140,160	128,222	131,054	116,619
Total debt securities held-to-maturity	$173,757	$154,859	$164,677	$144,028

The amounts of securities available-for-sale and held-to-maturity in each category as of March 31, 2025 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$299,383	2.93%	$996	2.16%	$6,480	4.08%
After one year through five years	580,379	3.77	—	—	11,657	3.91
After five years through ten years	50,156	4.36	—	—	6,626	3.94
After ten years	—	—	—	—	—	—
	$929,918	3.53%	$996	2.16%	$24,763	3.96%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$500	4.31%	$1,134	2.61%	$25,063	2.69%
After one year through five years	8,497	6.12	1,833	2.45	264,234	3.07
After five years through ten years	—	—	57,054	4.65	178,569	4.38
After ten years	1,445	7.80	5,689	3.43	443,316	3.94
	$10,442	6.33%	$65,710	4.44%	$911,182	3.74%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	28,824	3.18
After five years through ten years	—	—	64,732	2.74
After ten years	33,597	3.94	46,604	3.37
	$33,597	3.94%	$140,160	3.04%
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

Loans and Allowance for Credit Losses

At March 31, 2025, gross loans outstanding (including loans and loans held for sale) were $21.25 billion, minimally changed from $21.27 billion reported at December 31, 2024. Loans decreased $33.3 million, or 0.2%, from $20.74 billion at December 31, 2024 to $20.71 billion at March 31, 2025. Loans held for sale increased from $528.6 million at December 31, 2024 to $545.4 million at March 31, 2025 primarily in our mortgage division.

At the end of the first quarter of 2025, the ACL on loans totaled $345.6 million, or 1.67% of loans, compared with $338.1 million, or 1.63% of loans, at December 31, 2024. Our nonaccrual loans decreased from $102.2 million at December 31, 2024 to $99.7 million at March 31, 2025. For the first three months of 2025, our net charge off ratio as a percentage of average loans decreased to 0.18%, compared with 0.25% for the first three months of 2024. The total provision for credit losses for the first three months of 2025 was $21.9 million, compared with a provision of $21.1 million recorded for the first three months of 2024. Our ratio of total nonperforming assets to total assets was down three basis points from 0.47% at December 31, 2024 to 0.44% at March 31, 2025.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance of allowance for credit losses on loans at beginning of period	$338,084	$307,100
Provision charged to operating expense	16,519	25,523
Charge-offs:
Commercial and industrial	11,859	15,295
Consumer	940	1,156
Premium finance	2,329	2,006
Real estate – residential	256	—
Total charge-offs	15,384	18,457

Recoveries:
Commercial and industrial	3,850	2,899
Consumer	295	377
Premium finance	2,080	2,451
Real estate – construction and development	4	3
Real estate – commercial and farmland	35	85
Real estate – residential	72	42
Total recoveries	6,336	5,857
Net charge-offs	9,048	12,600
Balance of allowance for credit losses on loans at end of period	$345,555	$320,023

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Allowance for credit losses on loans at end of period	$345,555	$320,023
Net charge-offs for the period	9,048	12,600
Loan balances:
End of period	20,706,644	20,600,260
Average for the period	20,620,777	20,320,678
Net charge-offs as a percentage of average loans (annualized)	0.18%	0.25%
Allowance for credit losses on loans as a percentage of end of period loans	1.67%	1.55%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$3,075,971	$2,953,135
Consumer	213,902	221,735
Mortgage warehouse	891,412	965,053
Municipal	429,227	441,408
Premium finance	1,176,309	1,155,614
Real estate – construction and development	1,842,431	1,998,506
Real estate – commercial and farmland	8,574,626	8,445,958
Real estate – residential	4,502,766	4,558,497
	$20,706,644	$20,739,906

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of March 31, 2025 and December 31, 2024 is below:

March 31, 2025 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$120,834	$2,149	$551	$123,534
Multifamily residential	1,630,120	644	—	1,630,764
Owner occupied CRE	1,823,484	15,742	28,627	1,867,853
Non-owner occupied CRE	4,893,479	43,894	15,102	4,952,475
Total real estate - commercial and farmland	$8,467,917	$62,429	$44,280	$8,574,626

December 31, 2024 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$137,503	$2,169	$1,192	$140,864
Multifamily residential	1,454,772	—	—	1,454,772
Owner occupied CRE	1,839,329	11,826	28,905	1,880,060
Non-owner occupied CRE	4,872,745	82,341	15,176	4,970,262
Total real estate - commercial and farmland	$8,304,349	$96,336	$45,273	$8,445,958

Investor CRE, which includes multifamily residential and non-owner occupied CRE loans, has several dynamics which individually, or in combination, pose potential challenges to the portfolio. These include levels of interest rates above those at origination for loan renewals and changes to occupancy rates as firms reevaluate space needs in light of factors such as the expansion of hybrid and remote work. The primary repayment source for these loans is cash flows from the securing property. The Company in the normal course performs periodic evaluations of its portfolio for continued soundness and appropriate risk ratings. These reviews include evaluation of current financials, stressed cash flows at increased interest rates and evaluation of property values at various occupancy levels and cap rates. The Company's Investor CRE portfolio continues to perform favorably with modest levels of past-due loans, such that past-due loans represented approximately five basis points of Investor CRE loans at March 31, 2025.

The Company's multifamily residential portfolio is diversified geographically with the majority residing within our five-state footprint. Below is a summary of the multifamily residential portfolio by significant MSAs or state as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
March 31, 2025	$238,883	$259,001	$152,212	$171,728	$298,239	$104,795	$179,060	$53,732	$173,114	$1,630,764
December 31, 2024	239,371	237,679	150,344	147,590	208,835	158,247	85,517	53,933	173,256	1,454,772

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type and significant MSAs or state as of March 31, 2025 and December 31, 2024:

March 31, 2025 (dollars in thousands)	Atlanta	Other Georgia	Jacksonville	Orlando	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
Retail	$474,884	$168,571	$229,270	$150,516	$247,293	$352,922	$136,319	$106,301	$142,452	$2,008,528
Office	518,398	24,497	71,723	135,433	167,693	185,663	88,344	4,220	61,637	1,257,608
Warehouse / industrial	279,225	12,278	46,125	15,344	75,397	77,788	72,085	661	134,186	713,089
Hotel	43,212	23,563	94,877	46,118	98,990	75,507	12,355	2,325	18,103	415,050
Mini storage warehouse	50,984	34,242	28,538	40,207	48,579	28,040	33,054	17,926	67,359	348,929
Assisted living facilities	69,049	—	4,594	19	39,553	447	—	—	—	113,662
Miscellaneous	31,204	8,931	9,804	17,333	11,419	4,271	11,392	2	1,253	95,609
Total non-owner occupied CRE	$1,466,956	$272,082	$484,931	$404,970	$688,924	$724,638	$353,549	$131,435	$424,990	$4,952,475

December 31, 2024 (dollars in thousands)	Atlanta	Other Georgia	Jacksonville	Orlando	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
Retail	$481,751	$169,255	$231,823	$175,140	$228,464	$344,985	$135,078	$106,166	$147,454	$2,020,116
Office	515,359	26,469	74,001	136,099	168,620	186,856	73,247	4,243	62,062	1,246,956
Warehouse / industrial	277,679	13,433	46,838	11,900	72,919	76,785	80,222	679	109,808	690,263
Hotel	43,500	27,383	102,186	47,249	104,365	73,960	12,204	2,369	16,248	429,464
Mini storage warehouse	51,505	37,427	32,432	40,441	41,402	39,118	33,204	18,035	67,552	361,116
Assisted living facilities	69,402	—	4,641	19	39,618	455	—	—	—	114,135
Miscellaneous	38,514	13,491	9,945	17,388	11,537	7,477	7,432	1,158	1,270	108,212
Total non-owner occupied CRE	$1,477,710	$287,458	$501,866	$428,236	$666,925	$729,636	$341,387	$132,650	$404,394	$4,970,262

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

Nonaccrual loans totaled $99.7 million at March 31, 2025, a decrease of $2.5 million, or 2.5%, from $102.2 million at December 31, 2024. Accruing loans delinquent 90 days or more totaled $14.9 million at March 31, 2025, a decrease of $2.8 million, or 15.8%, compared with $17.7 million at December 31, 2024. At March 31, 2025, OREO totaled $863,000, a decrease of $1.6 million, or 64.5%, compared with $2.4 million at December 31, 2024. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2025, total non-performing assets as a percent of total assets was down three basis points from 0.47% at December 31, 2024 to 0.44% at March 31, 2025.

Non-performing assets at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans(1)	$99,670	$102,218
Accruing loans delinquent 90 days or more	14,930	17,733
Repossessed assets	—	9
Other real estate owned	863	2,433
Total non-performing assets	$115,463	$122,393

(1) Included in nonaccrual loans were $13.4 million and $12.0 million of serviced GNMA-guaranteed nonaccrual loans at March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2025 and December 31, 2024. The loan categories and concentrations below are based on Federal Reserve Call codes:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,842,431	9%	$1,998,506	10%
Multi-family loans	1,630,764	8%	1,454,772	7%
Nonfarm non-residential loans (excluding owner-occupied)	4,952,475	24%	4,970,262	24%
Total CRE Loans (excluding owner-occupied)	8,425,670	41%	8,423,540	41%
All other loan types	12,280,974	59%	12,316,366	59%
Total Loans	$20,706,644	100%	$20,739,906	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of March 31, 2025 and December 31, 2024:

	Internal Limit	Actual
		March 31, 2025	December 31, 2024
Construction and development loans	100%	57%	63%
Total CRE loans (excluding owner-occupied)	300%	261%	268%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of IRLC instruments amounted to an asset of $5.4 million and $1.5 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024 forward contracts were recorded as a liability of $2.9 million and an asset of $5.8 million, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $6.3 million and $8.7 million at March 31, 2025 and December 31, 2024, respectively, and a liability of $6.4 million and $8.7 million at March 31, 2025 and December 31, 2024, respectively.

Deposits

Total deposits at the Company increased $190.0 million, or 0.9%, to $21.91 billion at March 31, 2025, compared with $21.72 billion at December 31, 2024. Noninterest-bearing deposits increased $246.5 million, or 3.8%, and interest-bearing deposits decreased $56.5 million, or 0.4%, during the first three months of 2025. At March 31, 2025, the Company had approximately $1.05 billion in short-term brokered CDs, compared with $804.9 million at December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had estimated uninsured deposits of $10.01 billion and $10.24 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $3.07 billion, or 30.7%, of the uninsured deposits at March 31, 2025 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 24, 2024. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2025.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2025, an aggregate of $15.0 million, or 253,400 shares of the Company's common stock, had been repurchased under the program's October 24, 2024 renewal.

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

As of March 31, 2025, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios of for the Company and the Bank at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.00%	10.74%
Ameris Bank	11.58%	11.17%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	12.87%	12.65%
Ameris Bank	13.54%	13.15%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	12.87%	12.65%
Ameris Bank	13.54%	13.15%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	15.60%	15.37%
Ameris Bank	15.14%	14.75%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2025 and December 31, 2024, the net carrying value of the Company’s other borrowings was $276.7 million and $291.8 million, respectively. At March 31, 2025, the Company had availability with the FHLB and FRB Discount Window of $3.52 billion and $2.29 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment securities available-for-sale to total deposits	8.87%	7.69%	6.59%	7.14%	6.74%
Loans (net of unearned income) to total deposits	94.50%	95.48%	95.82%	97.89%	98.11%
Interest-earning assets to total assets	92.30%	91.94%	92.09%	92.17%	91.91%
Interest-bearing deposits to total deposits	69.22%	70.08%	69.51%	68.99%	68.86%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2025 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $5.4 million and $7.3 million at March 31, 2025 and December 31, 2024, respectively, and a liability of $2.9 million at March 31, 2025. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $6.3 million and $8.7 million at March 31, 2025 and December 31, 2024, respectively, and a liability of $6.4 million and $8.7 million at March 31, 2025 and December 31, 2024, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing April 1, 2025. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	3.2%	14.2%
300	2.6%	11.0%
200	1.9%	7.6%
100	1.0%	3.9%
(100)	(1.1)%	(4.3)%
(200)	(2.0)%	(9.0)%
(300)	(3.2)%	(14.5)%

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

During the quarter ended March 31, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings can be found in Part I - "Financial Information, Item 1. Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8 – Commitments and Contingencies" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2025 through January 31, 2025	—	$—	—	$100,000,000
February 1, 2025 through February 28, 2025	89,820	$64.20	—	$100,000,000
March 1, 2025 through March 31, 2025	253,400	$59.09	253,400	$85,027,197
Total	343,220	$60.43	253,400	$85,027,197
(1)The shares purchased in February 2025 were surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock and performance stock units
(2)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 24, 2024. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2025. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2025, an aggregate of $15.0 million, or 253,400 shares of the Company's common stock, had been repurchased under the program's October 24, 2024 renewal.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated: May 9, 2025	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)