Form 10-Q
period 2025-06-30
Ameris Bancorp
filed 2025-08-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

 There were 68,586,848 shares of Common Stock outstanding as of August 4, 2025.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share data)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash and due from banks	$249,676	$244,980
Interest-bearing deposits in banks	920,594	975,397
Cash and cash equivalents	1,170,270	1,220,377

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $66 and $69	1,871,298	1,671,260
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $159,144 and $144,028)	176,487	164,677
Other investments	69,910	66,298
Loans held for sale, at fair value	544,091	528,599

Loans, net of unearned income	21,041,497	20,739,906
Allowance for credit losses	(341,567)	(338,084)
Loans, net	20,699,930	20,401,822

Other real estate owned, net	1,825	2,433
Premises and equipment, net	211,434	209,460
Goodwill	1,015,646	1,015,646
Other intangible assets, net	62,582	70,761
Cash value of bank owned life insurance	414,381	408,574
Other assets	442,299	502,143
Total assets	$26,680,153	$26,262,050

Liabilities
Deposits:
Noninterest-bearing	$6,800,519	$6,498,293
Interest-bearing	15,132,156	15,224,155
Total deposits	21,932,675	21,722,448
Other borrowings	376,700	291,788
Subordinated deferrable interest debentures	133,306	132,309
Other liabilities	319,794	363,983
Total liabilities	22,762,475	22,510,528

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,897,371 and 72,699,245 shares issued, respectively	72,897	72,699
Capital surplus	1,964,896	1,958,642
Retained earnings	2,023,493	1,853,428
Accumulated other comprehensive loss, net of tax	(6,886)	(30,119)
Treasury stock, at cost, 4,186,328 and 3,630,636 shares, respectively	(136,722)	(103,128)
Total shareholders’ equity	3,917,678	3,751,522
Total liabilities and shareholders’ equity	$26,680,153	$26,262,050

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$315,893	$317,664	$620,061	$621,057
Interest on taxable securities	20,696	16,948	39,188	30,040
Interest on nontaxable securities	334	335	663	665
Interest on deposits in other banks and federal funds sold	10,715	12,376	21,504	25,013
Total interest income	347,638	347,323	681,416	676,775

Interest expense
Interest on deposits	106,796	121,245	212,011	239,419
Interest on other borrowings	9,029	14,157	15,753	24,047
Total interest expense	115,825	135,402	227,764	263,466

Net interest income	231,813	211,921	453,652	413,309
Provision for loan losses	3,110	25,348	19,629	50,871
Provision for unfunded commitments	(335)	(6,570)	5,038	(10,992)
Provision for other credit losses	(3)	(5)	(3)	(1)
Provision for credit losses	2,772	18,773	24,664	39,878
Net interest income after provision for credit losses	229,041	193,148	428,988	373,431

Noninterest income
Service charges on deposit accounts	13,493	12,672	26,626	24,431
Mortgage banking activity	39,221	46,399	74,475	85,829
Other service charges, commissions and fees	1,158	1,211	2,267	2,413
Net gain on securities	—	12,335	40	12,328
Equipment finance activity	6,572	4,983	13,270	10,319
Other noninterest income	8,467	11,111	16,256	19,269
Total noninterest income	68,911	88,711	132,934	154,589

Noninterest expense
Salaries and employee benefits	89,308	88,201	175,923	171,131
Occupancy and equipment	11,401	12,559	22,078	25,444
Data processing and communications expenses	15,366	15,193	30,221	29,847
Credit resolution-related expenses	657	840	1,422	1,326
Advertising and marketing	3,745	3,456	6,628	5,923
Amortization of intangible assets	4,076	4,407	8,179	8,829
Loan servicing expense	7,897	9,792	15,720	19,231
Other noninterest expenses	22,810	20,909	46,123	42,337
Total noninterest expense	155,260	155,357	306,294	304,068

Income before income tax expense	142,692	126,502	255,628	223,952
Income tax expense	32,858	35,717	57,859	58,855
Net income	109,834	90,785	197,769	165,097

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $2,392, $682, $7,612 and $(717)	7,544	1,939	23,233	(2,081)
Total other comprehensive income (loss)	7,544	1,939	23,233	(2,081)
Comprehensive income	$117,378	$92,724	$221,002	$163,016

Basic earnings per common share	$1.60	$1.32	$2.88	$2.40
Diluted earnings per common share	$1.60	$1.32	$2.87	$2.39
Weighted average common shares outstanding
Basic	68,594,608	68,824,150	68,689,506	68,818,618
Diluted	68,796,577	69,013,834	68,912,750	69,010,010
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2025	72,884,780	$72,885	$1,961,732	$1,927,489	$(14,430)	3,973,856	$(123,874)	$3,823,802
Issuance of restricted shares	12,591	12	(12)	—	—	—	—	—
Share-based compensation	—	—	3,176	—	—	—	—	3,176
Purchase of treasury shares	—	—	—	—	—	212,472	(12,848)	(12,848)
Net income	—	—	—	109,834	—	—	—	109,834
Dividends on common shares ($0.20 per share)	—	—	—	(13,830)	—	—	—	(13,830)
Other comprehensive income during the period	—	—	—	—	7,544	—	—	7,544
Balance, June 30, 2025	72,897,371	$72,897	$1,964,896	$2,023,493	$(6,886)	4,186,328	$(136,722)	$3,917,678

	Six Months Ended June 30, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522
Issuance of restricted shares	88,841	88	(88)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	122,904	123	(123)	—	—	—	—	—
Forfeitures of restricted shares	(13,619)	(13)	(404)	—	—	—	—	(417)
Share-based compensation	—	—	6,869	—	—	—	—	6,869
Purchase of treasury shares	—	—	—	—	—	555,692	(33,594)	(33,594)
Net income	—	—	—	197,769	—	—	—	197,769
Dividends on common shares ($0.40 per share)	—	—	—	(27,704)	—	—	—	(27,704)
Other comprehensive income during the period	—	—	—	—	23,233	—	—	23,233
Balance, June 30, 2025	72,897,371	$72,897	$1,964,896	$2,023,493	$(6,886)	4,186,328	$(136,722)	$3,917,678

	Three Months Ended June 30, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2024	72,683,199	$72,683	$1,948,352	$1,603,832	$(39,959)	3,567,936	$(100,170)	$3,484,738
Issuance of restricted shares	22,013	22	(22)	—	—	—	—	—
Forfeitures of restricted shares	(8,003)	(8)	(173)	—	—	—	—	(181)
Share-based compensation	—	—	2,689	—	—	—	—	2,689
Purchase of treasury shares	—	—	—	—	—	62,700	(2,957)	(2,957)
Net income	—	—	—	90,785	—	—	—	90,785
Dividends on common shares ($0.15 per share)	—	—	—	(10,399)	—	—	—	(10,399)
Other comprehensive income during the period	—	—	—	—	1,939	—	—	1,939
Balance, June 30, 2024	72,697,209	$72,697	$1,950,846	$1,684,218	$(38,020)	3,630,636	$(103,127)	$3,566,614

	Six Months Ended June 30, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747
Issuance of restricted shares	125,832	126	(126)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	63,301	63	(63)	—	—	—	—	—
Forfeitures of restricted shares	(8,003)	(8)	(173)	—	—	—	—	(181)
Share-based compensation	—	—	5,823	—	—	—	—	5,823
Purchase of treasury shares	—	—	—	—	—	167,898	(7,955)	(7,955)
Net income	—	—	—	165,097	—	—	—	165,097
Dividends on common shares ($0.30 per share)	—	—	—	(20,836)	—	—	—	(20,836)
Other comprehensive loss during the period	—	—	—	—	(2,081)	—	—	(2,081)
Balance, June 30, 2024	72,697,209	$72,697	$1,950,846	$1,684,218	$(38,020)	3,630,636	$(103,127)	$3,566,614

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$197,769	$165,097
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	16,476	18,459
Net (gains) losses on sale or disposal of premises and equipment	(121)	9
Provision for credit losses	24,664	39,878
Net write-downs and (gains) losses on sale of other real estate owned	(46)	(25)
Share-based compensation expense	6,452	5,642
Amortization of operating lease right of use assets	4,604	5,037
Provision for deferred taxes	(3,079)	(10,652)
Net gain on securities	(40)	(12,328)
Originations of mortgage loans held for sale	(2,087,452)	(2,115,354)
Payments received on mortgage loans held for sale	14,189	7,220
Proceeds from sales of mortgage loans held for sale	2,071,092	1,834,290
Net gains on mortgage loans held for sale	(19,163)	(22,359)
Originations of SBA loans	(22,771)	(5,364)
Proceeds from sales of SBA loans	24,135	5,096
Net gains on sale of SBA loans	(1,364)	(435)
Increase in cash surrender value of bank owned life insurance	(6,788)	(4,727)
Gain on bank owned life insurance proceeds	(12)	(1,464)
Gain on sale of mortgage servicing rights	(342)	(4,713)
Gain on debt redemption	—	(169)
Change attributable to other operating activities	(39,979)	18,380
Net cash provided by (used in) operating activities	178,224	(78,482)

Investing Activities
Purchases of debt securities available-for-sale	(475,276)	(239,657)
Purchases of debt securities held-to-maturity	(13,914)	(8,857)
Proceeds from maturities and paydowns of debt securities available-for-sale	307,585	109,314
Proceeds from maturities and paydowns of debt securities held-to-maturity	2,228	1,918
Net increase in other investments	(4,455)	(13,062)
Net increase in loans	(328,390)	(754,421)
Purchases of premises and equipment	(10,337)	(6,712)
Proceeds from sale of premises and equipment	150	243
Proceeds from sales of other real estate owned	3,548	7,240
Proceeds from sale of mortgage servicing rights	—	30,969
Proceeds from bank owned life insurance	56,900	2,576
Net cash used in investing activities	(461,961)	(870,449)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Financing Activities
Net increase in deposits	$210,227	$735,634
Proceeds from other borrowings	2,615,000	3,353,000
Repayment of other borrowings	(2,530,119)	(2,916,141)
Dividends paid - common stock	(27,882)	(20,821)
Purchase of treasury shares	(33,596)	(7,851)
Net cash provided by financing activities	233,630	1,143,821

Net (decrease) increase in cash and cash equivalents	(50,107)	194,890
Cash and cash equivalents at beginning of period	1,220,377	1,167,304
Cash and cash equivalents at end of period	$1,170,270	$1,362,194

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$228,903	$268,051
Income taxes	98,579	56,060
Loans transferred to other real estate owned	2,894	3,229
Loans transferred from loans held for sale to loans held for investment	5,860	8,058
Right-of-use assets obtained in exchange for new operating lease liabilities	2,363	2,376
Change in unrealized loss on securities available-for-sale, net of tax	23,233	(2,081)

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2025

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2025, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Bank provides a full range of traditional banking and lending products, treasury and cash management, insurance premium financing, and mortgage and refinancing services.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
U.S. Treasuries	$702,156	$—	$6,709	$(1,052)	$707,813
U.S. government-sponsored agencies	1,003	—	—	(6)	997
State, county and municipal securities	22,425	—	7	(765)	21,667
Corporate debt securities	10,945	(66)	—	(498)	10,381
SBA pool securities	61,566	—	77	(924)	60,719
Mortgage-backed securities	1,079,292	—	7,945	(17,516)	1,069,721
Total debt securities available-for-sale	$1,877,387	$(66)	$14,738	$(20,761)	$1,871,298

December 31, 2024
U.S. Treasuries	$800,860	$—	$669	$(5,065)	$796,464
U.S. government-sponsored agencies	1,010	—	—	(16)	994
State, county and municipal securities	25,802	—	8	(1,070)	24,740
Corporate debt securities	10,946	(69)	—	(594)	10,283
SBA pool securities	72,036	—	—	(1,554)	70,482
Mortgage-backed securities	797,542	—	1,494	(30,739)	768,297
Total debt securities available-for-sale	$1,708,196	$(69)	$2,171	$(39,038)	$1,671,260

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
State, county and municipal securities	$33,573	$—	$(6,231)	$27,342
Mortgage-backed securities	142,914	297	(11,409)	131,802
Total debt securities held-to-maturity	$176,487	$297	$(17,640)	$159,144

December 31, 2024
State, county and municipal securities	$33,623	$—	$(6,214)	$27,409
Mortgage-backed securities	131,054	80	(14,515)	116,619
Total debt securities held-to-maturity	$164,677	$80	$(20,729)	$144,028

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of June 30, 2025, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$126,574	$126,947	$—	$—
Due from one year to five years	554,319	558,127	—	—
Due from five to ten years	114,120	113,899	—	—
Due after ten years	3,082	2,604	33,573	27,342
Mortgage-backed securities	1,079,292	1,069,721	142,914	131,802
	$1,877,387	$1,871,298	$176,487	$159,144

Securities with a carrying value of approximately $488.6 million and $449.2 million at June 30, 2025 and December 31, 2024, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2025
U.S. Treasuries	$125,377	$(86)	$80,550	$(966)	$205,927	$(1,052)
U.S. government-sponsored agencies	—	—	997	(6)	997	(6)
State, county and municipal securities	513	(3)	14,355	(762)	14,868	(765)
Corporate debt securities	394	(2)	8,488	(496)	8,882	(498)
SBA pool securities	34	—	38,737	(924)	38,771	(924)
Mortgage-backed securities	50,544	(233)	478,383	(17,283)	528,927	(17,516)
Total debt securities available-for-sale	$176,862	$(324)	$621,510	$(20,437)	$798,372	$(20,761)

December 31, 2024
U.S. Treasuries	$272,564	$(1,376)	$353,787	$(3,689)	$626,351	$(5,065)
U.S. government sponsored agencies	—	—	994	(16)	994	(16)
State, county and municipal securities	3,953	(17)	15,940	(1,053)	19,893	(1,070)
Corporate debt securities	383	(13)	8,400	(581)	8,783	(594)
SBA pool securities	52,850	(322)	17,491	(1,232)	70,341	(1,554)
Mortgage-backed securities	177,438	(1,968)	481,617	(28,771)	659,055	(30,739)
Total debt securities available-for-sale	$507,188	$(3,696)	$878,229	$(35,342)	$1,385,417	$(39,038)

As of June 30, 2025, the Company’s available-for-sale security portfolio consisted of 420 securities, 344 of which were in an unrealized loss position. At June 30, 2025, the Company held 287 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At June 30, 2025, the Company held 30 U.S. Small Business Administration (“SBA”) pool securities, 14 state, county and municipal securities, six corporate securities, one U.S. government-sponsored agency security, and six U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2025
State, county and municipal securities	$—	$—	$27,342	$(6,231)	$27,342	$(6,231)
Mortgage-backed securities	29,797	(386)	80,731	(11,023)	110,528	(11,409)
Total debt securities held-to-maturity	$29,797	$(386)	$108,073	$(17,254)	$137,870	$(17,640)

December 31, 2024
State, county and municipal securities	$1,702	$(49)	$25,707	$(6,165)	$27,409	$(6,214)
Mortgage-backed securities	22,710	(848)	79,366	(13,667)	102,076	(14,515)
Total debt securities held-to-maturity	$24,412	$(897)	$105,073	$(19,832)	$129,485	$(20,729)

As of June 30, 2025, the Company’s held-to-maturity security portfolio consisted of 44 securities, 34 of which were in an unrealized loss position. At June 30, 2025, the Company held 26 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At June 30, 2025 and December 31, 2024, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2025, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2025, management determined that $66,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $20.8 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for credit losses	2025	2024	2025	2024
Beginning balance	$69	$73	$69	$69
Provision for other credit losses	(3)	(5)	(3)	(1)
Ending balance	$66	$68	$66	$68

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Unrealized holding gains on equity securities	$—	$3,957	$40	$3,950
Net realized gains on sales of other investments	—	8,378	—	8,378
Net gain on securities	$—	$12,335	$40	$12,328

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$3,184,211	$2,953,135
Consumer	209,990	221,735
Mortgage warehouse	1,092,475	965,053
Municipal	436,759	441,408
Premium finance	1,294,293	1,155,614
Real estate – construction and development	1,485,842	1,998,506
Real estate – commercial and farmland	8,877,750	8,445,958
Real estate – residential	4,460,177	4,558,497
Loans, net of unearned income	$21,041,497	$20,739,906

Accrued interest receivable on loans totaling $75.5 million and $77.3 million at June 30, 2025 and December 31, 2024, respectively, is reported in other assets on the consolidated balance sheets. The Company had no recorded allowance for credit losses related to accrued interest on loans at both June 30, 2025 and December 31, 2024.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$16,401	$11,875
Consumer	1,119	782
Real estate – construction and development	1,559	3,718
Real estate – commercial and farmland	9,252	11,960
Real estate – residential(1)	58,688	73,883
	$87,019	$102,218
(1) Included in real estate - residential were $11.7 million and $12.0 million of serviced GNMA-guaranteed nonaccrual loans at June 30, 2025 and December 31, 2024, respectively.

Interest income recognized on nonaccrual loans during the six months ended June 30, 2025 and 2024 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$4,083	$3,866
Real estate – construction and development	581	2,624
Real estate – commercial and farmland	5,501	9,357
Real estate – residential	25,254	36,512
	$35,419	$52,359

The following table presents an analysis of past-due loans as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2025
Commercial and industrial	$7,134	$6,912	$12,396	$26,442	$3,157,769	$3,184,211	$2
Consumer	1,009	332	478	1,819	208,171	209,990	—
Mortgage warehouse	—	—	—	—	1,092,475	1,092,475	—
Municipal	—	—	—	—	436,759	436,759	—
Premium finance	11,511	6,437	8,340	26,288	1,268,005	1,294,293	8,340
Real estate – construction and development	5,447	53	1,508	7,008	1,478,834	1,485,842	—
Real estate – commercial and farmland	1,251	3,955	6,420	11,626	8,866,124	8,877,750	—
Real estate – residential	49,751	20,913	56,184	126,848	4,333,329	4,460,177	73
Total	$76,103	$38,602	$85,326	$200,031	$20,841,466	$21,041,497	$8,415

December 31, 2024
Commercial and industrial	$12,300	$5,908	$12,849	$31,057	$2,922,078	$2,953,135	$5,159
Consumer	2,672	557	319	3,548	218,187	221,735	—
Mortgage warehouse	—	—	—	—	965,053	965,053	—
Municipal	—	—	—	—	441,408	441,408	—
Premium finance	15,068	6,315	12,485	33,868	1,121,746	1,155,614	12,485
Real estate – construction and development	23,102	461	3,786	27,349	1,971,157	1,998,506	89
Real estate – commercial and farmland	6,787	2,435	5,980	15,202	8,430,756	8,445,958	—
Real estate – residential	47,020	15,864	71,070	133,954	4,424,543	4,558,497	—
Total	$106,949	$31,540	$106,489	$244,978	$20,494,928	$20,739,906	$17,733

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial and industrial	$8,718	$903	$9,451	$1,072
Premium finance	1,501	90	2,165	130
Real estate – construction and development	917	92	2,979	110
Real estate – commercial and farmland	7,826	272	10,882	149
Real estate – residential	16,775	1,890	23,983	2,302
	$35,737	$3,247	$49,460	$3,763

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

Substandard – This grade represents loans which are inadequately protected by the current creditworthiness and paying capacity of the borrower or of the collateral pledged, if any. These assets exhibit a well-defined weakness or are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses or questionable collateral values.

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of June 30, 2025 and December 31, 2024. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at June 30, 2025 or December 31, 2024.

As of June 30, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$569,814	$756,358	$505,485	$481,722	$205,503	$87,563	$546,329	$3,152,774
Special mention	137	577	23	1,551	1,298	3,106	440	7,132
Substandard	114	1,595	7,648	3,169	6,452	4,122	1,205	24,305
Total commercial and industrial	$570,065	$758,530	$513,156	$486,442	$213,253	$94,791	$547,974	$3,184,211
Current-period gross charge offs	$330	$4,214	$6,872	$8,276	$2,061	$623	$—	$22,376
Consumer
Risk Grade:
Pass	$58,484	$17,132	$13,503	$5,359	$1,567	$36,661	$74,594	$207,300
Special mention	—	8	—	11	—	56	1,038	1,113
Substandard	20	221	157	293	42	742	102	1,577
Total consumer	$58,504	$17,361	$13,660	$5,663	$1,609	$37,459	$75,734	$209,990
Current-period gross charge offs	$—	$394	$215	$274	$27	$943	$—	$1,853
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,092,475	$1,092,475
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,092,475	$1,092,475
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$10,525	$24,461	$8,904	$43,481	$35,960	$312,609	$819	$436,759
Total municipal	$10,525	$24,461	$8,904	$43,481	$35,960	$312,609	$819	$436,759
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,078,054	$207,260	$639	$—	$—	$—	$—	$1,285,953
Substandard	1,771	6,564	5	—	—	—	—	8,340
Total premium finance	$1,079,825	$213,824	$644	$—	$—	$—	$—	$1,294,293
Current-period gross charge offs	$364	$4,477	$206	$1	$—	$—	$—	$5,048

As of June 30, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$283,571	$451,132	$94,550	$370,795	$178,203	$43,799	$61,663	$1,483,713
Special mention	—	—	—	155	—	259	—	414
Substandard	—	259	698	7	336	415	—	1,715
Total real estate – construction and development	$283,571	$451,391	$95,248	$370,957	$178,539	$44,473	$61,663	$1,485,842
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$343,579	$306,682	$510,639	$2,782,777	$2,100,991	$2,630,801	$95,225	$8,770,694
Special mention	—	—	—	4,345	16,396	35,117	—	55,858
Substandard	9,000	—	1,542	17,644	2,931	19,981	100	51,198
Total real estate – commercial and farmland	$352,579	$306,682	$512,181	$2,804,766	$2,120,318	$2,685,899	$95,325	$8,877,750
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate - Residential
Risk Grade:
Pass	$127,024	$169,242	$578,600	$1,235,516	$1,003,500	$952,228	$325,110	$4,391,220
Special mention	—	—	9	49	15	1,580	507	2,160
Substandard	—	4,399	8,920	13,578	7,811	24,411	7,678	66,797
Total real estate - residential	$127,024	$173,641	$587,529	$1,249,143	$1,011,326	$978,219	$333,295	$4,460,177
Current-period gross charge offs	$—	$—	$171	$—	$—	$162	$—	$333
Total Loans
Risk Grade:
Pass	$2,471,051	$1,932,267	$1,712,320	$4,919,650	$3,525,724	$4,063,661	$2,196,215	$20,820,888
Special mention	137	585	32	6,111	17,709	40,118	1,985	66,677
Substandard	10,905	13,038	18,970	34,691	17,572	49,671	9,085	153,932
Total loans	$2,482,093	$1,945,890	$1,731,322	$4,960,452	$3,561,005	$4,153,450	$2,207,285	$21,041,497
Total current-period gross charge offs	$694	$9,085	$7,464	$8,551	$2,088	$1,728	$—	$29,610

As of December 31, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$919,301	$594,485	$523,513	$246,036	$72,397	$46,358	$512,778	$2,914,868
Special mention	892	28	1,938	1,311	777	2,960	3,319	11,225
Substandard	885	2,214	4,384	7,222	655	4,555	7,127	27,042
Total commercial and industrial	$921,078	$596,727	$529,835	$254,569	$73,829	$53,873	$523,224	$2,953,135
Consumer
Risk Grade:
Pass	$58,113	$18,575	$8,684	$2,371	$17,405	$31,962	$83,143	$220,253
Special mention	8	—	14	—	9	61	—	92
Substandard	113	206	81	48	179	648	115	1,390
Total consumer	$58,234	$18,781	$8,779	$2,419	$17,593	$32,671	$83,258	$221,735
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Municipal
Risk Grade:
Pass	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Total municipal	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Premium Finance
Risk Grade:
Pass	$1,141,370	$1,648	$28	$83	$—	$—	$—	$1,143,129
Substandard	12,001	483	1	—	—	—	—	12,485
Total premium finance	$1,153,371	$2,131	$29	$83	$—	$—	$—	$1,155,614
Real Estate – Construction and Development
Risk Grade:
Pass	$523,704	$245,526	$835,742	$245,091	$3,619	$73,816	$66,449	$1,993,947
Special mention	—	—	160	65	—	275	—	500
Substandard	—	151	3,020	337	—	551	—	4,059
Total real estate – construction and development	$523,704	$245,677	$838,922	$245,493	$3,619	$74,642	$66,449	$1,998,506
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$330,472	$456,486	$2,373,426	$2,173,060	$990,712	$1,866,277	$113,916	$8,304,349
Special mention	—	—	3,069	14,844	14,706	63,717	—	96,336
Substandard	—	1,551	16,979	3,855	12,730	10,158	—	45,273
Total real estate – commercial and farmland	$330,472	$458,037	$2,393,474	$2,191,759	$1,018,148	$1,940,152	$113,916	$8,445,958

As of December 31, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Real Estate - Residential
Risk Grade:
Pass	$193,939	$628,098	$1,291,666	$1,046,164	$460,887	$561,386	$292,193	$4,474,333
Special mention	—	10	52	16	157	1,375	1,173	2,783
Substandard	2,718	9,880	14,040	9,885	10,603	26,236	8,019	81,381
Total real estate - residential	$196,657	$637,988	$1,305,758	$1,056,065	$471,647	$588,997	$301,385	$4,558,497
Total Loans
Risk Grade:
Pass	$3,187,032	$1,953,912	$5,077,541	$3,749,273	$1,684,066	$2,771,358	$2,034,158	$20,457,340
Special mention	900	38	5,233	16,236	15,649	68,388	4,492	110,936
Substandard	15,717	14,485	38,505	21,347	24,167	42,148	15,261	171,630
Total loans	$3,203,649	$1,968,435	$5,121,279	$3,786,856	$1,723,882	$2,881,894	$2,053,911	$20,739,906

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

During the six months ended June 30, 2025, the allowance for credit losses increased due to the current economic forecast, an increase in the office portfolio qualitative factor and organic loan growth, partially offset by a change in the mix of loans. The allowance for credit losses was determined at June 30, 2025 using an equal weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline and downside 75th percentile S-2 scenarios were equally weighted. The allowance for credit losses was determined at December 31, 2024 using the Moody's baseline scenario economic forecast weighted at 75% and the downside 75th percentile S-2 scenario was weighted at 25%. The current forecast reflects, among other things, increases in unemployment and commercial real estate vacancies, along with a decline in GDP compared with the forecast at December 31, 2024.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, March 31, 2025	$82,621	$6,145	$1,824	$57	$682	$69,086
Provision for loan losses	12,345	1,090	456	1	567	(21,785)
Loans charged off	(10,517)	(913)	—	—	(2,719)	—
Recoveries of loans previously charged off	4,536	251	—	—	2,253	5
Balance, June 30, 2025	$88,985	$6,573	$2,280	$58	$783	$47,306

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2025	$118,392	$66,748	$345,555
Provision for loan losses	9,335	1,101	3,110
Loans charged off	—	(77)	(14,226)
Recoveries of loans previously charged off	67	16	7,128
Balance, June 30, 2025	$127,794	$67,788	$341,567

Six Months Ended June 30, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421
Provision for loan losses	15,733	553	18	—	762	(13,124)
Loans charged off	(22,376)	(1,853)	—	—	(5,048)	—
Recoveries of loans previously charged off	8,386	546	—	—	4,333	9
Balance, June 30, 2025	$88,985	$6,573	$2,280	$58	$783	$47,306

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2024	$118,377	$61,661	$338,084
Provision for loan losses	9,315	6,372	19,629
Loans charged off	—	(333)	(29,610)
Recoveries of loans previously charged off	102	88	13,464
Balance, June 30, 2025	$127,794	$67,788	$341,567

Three Months Ended June 30, 2024

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, March 31, 2024	$63,804	$3,939	$1,823	$63	$616	$72,168
Provision for loan losses	10,869	114	319	(3)	594	5,269
Loans charged off	(12,539)	(965)	—	—	(2,802)	—
Recoveries of loans previously charged off	4,408	391	—	—	2,294	45
Balance, June 30, 2024	$66,542	$3,479	$2,142	$60	$702	$77,482

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2024	$110,656	$66,954	$320,023
Provision for loan losses	11,311	(3,125)	25,348
Loans charged off	(513)	(26)	(16,845)
Recoveries of loans previously charged off	509	45	7,692
Balance, June 30, 2024	$121,963	$63,848	$336,218

Six Months Ended June 30, 2024

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2023	$64,053	$3,952	$1,678	$345	$602	$61,017
Provision for loan losses	23,016	880	464	(285)	163	16,417
Loans charged off	(27,834)	(2,121)	—	—	(4,808)	—
Recoveries of loans previously charged off	7,307	768	—	—	4,745	48
Balance, June 30, 2024	$66,542	$3,479	$2,142	$60	$702	$77,482

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2023	$110,097	$65,356	$307,100
Provision for loan losses	11,785	(1,569)	50,871
Loans charged off	(513)	(26)	(35,302)
Recoveries of loans previously charged off	594	87	13,549
Balance, June 30, 2024	$121,963	$63,848	$336,218

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025
(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$5,871	$—	$—	$—	$5,871	0.2%
Real estate – commercial and farmland	—	700	—	329	—	1,029	—%
Real estate – residential	548	2,199	506	—	615	3,868	0.1%
Total	$548	$8,770	$506	$329	$615	$10,768	0.1%

Six Months Ended June 30, 2025

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$5,871	$—	$—	$—	$5,871	0.2%
Real estate – commercial and farmland	2,357	700	—	9,690	—	12,747	0.1%
Real estate – residential	1,111	3,533	506	—	1,298	6,448	0.1%
Total	$3,468	$10,104	$506	$9,690	$1,298	$25,066	0.1%

Three Months Ended June 30, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$625	$—	$—	$—	$625	—%
Real estate – residential	—	2,567	503	808	3,878	0.1%
Total	$625	$2,567	$503	$808	$4,503	—%

Six Months Ended June 30, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$625	$—	$—	$—	$625	—%
Real estate – residential	—	6,093	503	1,341	7,937	0.2%
Total	$625	$6,093	$503	$1,341	$8,562	—%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $2.0 million and $179,000 at June 30, 2025 and December 31, 2024, respectively.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024, respectively:

Three Months Ended June 30, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – residential	Payments were deferred for 8 months

Term Extension
Commercial and industrial	Maturity dates were extended for a weighted average of 13 months
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of 9 months
Real estate – residential	Maturity dates were extended for a weighted average of 95 months

Combination Payment Deferral and Term Extension
Real estate – commercial and farmland	Maturity dates were extended for a weighted average 9 months and payments were deferred for 9 months

Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 7 months and rate was reduced by a weighted average 1.50%

Combination Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for 10 months and rate was reduced by a weighted average 0.43%

Six Months Ended June 30, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – commercial and farmland	Payments were deferred for a weighted average of 9 months
Real estate – residential	Payments were deferred for a weighted average of 9 months

Term Extension
Commercial and industrial	Maturity dates were extended for a weighted average of 13 months
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of 9 months
Real estate – residential	Maturity dates were extended for a weighted average of 90 months

Combination Payment Deferral and Term Extension
Real estate – commercial and farmland	Maturity dates were extended for a weighted average 3 months and payments were deferred for 12 months

Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 37 months and rate was reduced by a weighted average 0.68%

Combination Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for 7 months and rate was reduced by a weighted average 1.50%

Three Months Ended June 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Real estate – residential	Rate was reduced by 1.625%

Payment Deferral
Commercial and industrial	Payments were deferred for 16 months

Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 87 months

Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 97 months and rate was reduced by a weighted average 3.75%

Six Months Ended June 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Real estate – residential	Rate was reduced by 1.625%

Payment Deferral
Commercial and industrial	Payments were deferred for 16 months

Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 81 months

Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 112 months and rate was reduced by a weighted average 2.86%

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of June 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$6,426	$—	$—	$—	$6,426
Real estate – commercial and farmland	13,332	—	—	—	13,332
Real estate – residential	8,247	3,141	3,831	2,883	18,102
Total	$28,005	$3,141	$3,831	$2,883	$37,860

As of June 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$3,667	$—	$—	$—	$3,667
Real estate – commercial and farmland	3,462	—	—	—	3,462
Real estate – residential	10,463	1,711	1,036	1,259	14,469
Total	$17,592	$1,711	$1,036	$1,259	$21,598

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended June 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Combination Payment Deferral and Rate Reduction	Total
Real estate – residential	$499	$4,202	$563	$4,086	$506	$9,856
Total	$499	$4,202	$563	$4,086	$506	$9,856

The following table provides the amortized cost basis of financing receivables that had a payment default during the six months ended June 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Combination Payment Deferral and Rate Reduction	Total
Real estate – residential	$499	$4,862	$563	$4,086	$506	$10,516
Total	$499	$4,862	$563	$4,086	$506	$10,516

The following table provides the amortized cost basis of financing receivables that had a payment default during three months ended June 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination of Term Extension and Rate Reduction	Total
Real estate – residential	$3,337	$456	$3,793
Total	$3,337	$456	$3,793

The following table provides the amortized cost basis of financing receivables that had a payment default during six months ended June 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Combination of Term Extension and Rate Reduction	Total
Real estate – residential	$3,337	$456	$3,793
Total	$3,337	$456	$3,793

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2025	December 31, 2024
FHLB borrowings:
Fixed Rate Advance due January 21, 2025; fixed interest rate of 4.430%	$—	$50,000
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	—	15,000
Fixed Rate Advance due July 21, 2025; fixed interest rate of 4.430%	50,000	—
Fixed Rate Advance due August 21, 2025; fixed interest rate of 4.440%	50,000	—
Fixed Rate Advance due September 22, 2025; fixed interest rate of 4.460%	50,000	—
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,361	1,366
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	942	946
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	911	984

Subordinated notes payable:
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $592 and $653, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month SOFR plus 3.63%	74,592	74,653
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,060 and $1,161, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,940	108,839

Other Debt:
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	9,954	10,000
	$376,700	$291,788

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2025, $3.36 billion was available for borrowing on lines with the FHLB.

As of June 30, 2025, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2025, the Bank had $2.77 billion of loans pledged at the Federal Reserve discount window and had $2.24 billion available for borrowing.

Subordinated Debt

In July 2025, the Company notified holders of its 5.875% Fixed-To-Floating Rate Subordinated Notes due 2030 that it would be redeeming the notes in full at the September 1, 2025 interest payment date. These notes, which currently total $74 million outstanding, bear interest at 8.22% and will be redeemed at par.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The reclassification for gains (losses) on sale of securities included in net income is recorded in net gain on securities in the consolidated statement of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive loss balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2025
Balance, March 31, 2025	$(14,430)
Unrealized gain on debt securities available-for-sale, net of tax	7,544
Balance, June 30, 2025	$(6,886)

Three Months Ended June 30, 2024
Balance, March 31, 2024	$(39,959)
Unrealized gain on debt securities available-for-sale, net of tax	1,939
Balance, June 30, 2024	$(38,020)

Six Months Ended June 30, 2025
Balance, December 31, 2024	$(30,119)
Unrealized gain on debt securities available-for-sale, net of tax	23,233
Balance, June 30, 2025	$(6,886)

Six Months Ended June 30, 2024
Balance, December 31, 2023	$(35,939)
Unrealized loss on debt securities available-for-sale, net of tax	(2,081)
Balance, June 30, 2024	$(38,020)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average common shares outstanding	68,594,608	68,824,150	68,689,506	68,818,618
Common share equivalents:
Nonvested restricted share grants	83,364	89,755	109,053	101,647
Performance stock units	118,605	99,929	114,191	89,745
Average common shares outstanding, assuming dilution	68,796,577	69,013,834	68,912,750	69,010,010

There were 76,250 anti-dilutive securities excluded from the computation of earnings per share for the three and six months ended June 30, 2025. There were no anti-dilutive securities excluded from the computation of earnings per share for the three and six months ended June 30, 2024.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	June 30, 2025	December 31, 2024
Mortgage loans held for sale	$544,091	$528,599
Total loans held for sale	$544,091	$528,599

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

Net gains of $613,000 and $7.9 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and six months ended June 30, 2025, respectively. Net gains of $2.8 million and $2.4 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and six months ended June 30, 2024, respectively. Net losses of $3.6 million and $8.3 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and six months ended June 30, 2025, respectively. Net gains of $534,000 and $7.4 million resulting from changes in the fair value of the related derivative financial instruments were recorded in income during the three and six months ended June 30, 2024, respectively. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Aggregate fair value of mortgage loans held for sale	$544,091	$528,599
Aggregate unpaid principal balance of mortgage loans held for sale	532,672	525,071
Past-due loans of 90 days or more	774	—
Nonaccrual loans	774	—
Unpaid principal balance of nonaccrual loans	765	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2025 and December 31, 2024:

	Recurring Basis Fair Value Measurements
	June 30, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$707,813	$707,813	$—	$—
U.S. government sponsored agencies	997	—	997	—
State, county and municipal securities	21,667	—	21,667	—
Corporate debt securities	10,381	—	9,331	1,050
SBA pool securities	60,719	—	60,719	—
Mortgage-backed securities	1,069,721	—	1,069,721	—
Loans held for sale	544,091	—	544,091	—
Derivative financial instruments	6,094	—	6,094	—
Mortgage banking derivative instruments	6,205	—	6,205	—
Total recurring assets at fair value	$2,427,688	$707,813	$1,718,825	$1,050
Financial liabilities:
Derivative financial instruments	$6,338	$—	$6,338	$—
Risk participation agreement	26	—	26	—
Mortgage banking derivative instruments	7,235	—	7,235	—
Total recurring liabilities at fair value	$13,599	$—	$13,599	$—

	Recurring Basis Fair Value Measurements
	December 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$796,464	$796,464	$—	$—
U.S. government sponsored agencies	994	—	994	—
State, county and municipal securities	24,740	—	24,740	—
Corporate debt securities	10,283	—	9,263	1,020
SBA pool securities	70,482	—	70,482	—
Mortgage-backed securities	768,297	—	768,297	—
Loans held for sale	528,599	—	528,599	—
Derivative financial instruments	8,717	—	8,717	—
Mortgage banking derivative instruments	7,299	—	7,299	—
Total recurring assets at fair value	$2,215,875	$796,464	$1,418,391	$1,020
Financial liabilities:
Derivative financial instruments	$8,718	$—	$8,718	$—
Risk participation agreement	13	—	13	—
Total recurring liabilities at fair value	$8,731	$—	$8,731	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2025 and December 31, 2024:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Collateral-dependent loans	$32,490	$—	$—	$32,490
Other real estate owned	1,017	—	—	1,017
Total nonrecurring assets at fair value	$33,507	$—	$—	$33,507

December 31, 2024
Collateral-dependent loans	$45,697	$—	$—	$45,697
Other real estate owned	1,010	—	—	1,010
Total nonrecurring assets at fair value	$46,707	$—	$—	$46,707

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2025 and the year ended December 31, 2024, there were no changes in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2025
Recurring:
Debt securities available-for-sale	$1,050	Discounted cash flows	Probability of Default	9.7%	9.7%
			Loss Given Default	45%	45%
Nonrecurring:
Collateral-dependent loans	$32,490	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 50%	26%
Other real estate owned	$1,017	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 33%	25%
December 31, 2024
Recurring:
Debt securities available-for-sale	$1,020	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	45%	45%
Nonrecurring:
Collateral-dependent loans	$45,697	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 60%	30%
Other real estate owned	$1,010	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 44%	27%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		June 30, 2025
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$249,676	$249,676	$—	$—	$249,676
Interest-bearing deposits in banks	920,594	920,594	—	—	920,594
Debt securities held-to-maturity	176,487	—	159,144	—	159,144
Loans, net	20,667,440	—	—	20,315,137	20,315,137
Financial liabilities:
Deposits	21,932,675	—	21,928,032	—	21,928,032
Other borrowings	376,700	—	379,646	—	379,646
Subordinated deferrable interest debentures	133,306	—	142,254	—	142,254

		Fair Value Measurements
		December 31, 2024
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$244,980	$244,980	$—	$—	$244,980
Interest-bearing deposits in banks	975,397	975,397	—	—	975,397
Debt securities held-to-maturity	164,677	—	144,028	—	144,028
Loans, net	20,356,125	—	—	19,882,553	19,882,553
Financial liabilities:
Deposits	21,722,448	—	21,721,421	—	21,721,421
Other borrowings	291,788	—	291,213	—	291,213
Subordinated deferrable interest debentures	132,309	—	142,202	—	142,202

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$3,597,113	$3,578,227
Unused home equity lines of credit	431,575	437,304
Financial standby letters of credit	42,996	39,507
Mortgage interest rate lock commitments	286,706	192,528

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2025 and the year ended December 31, 2024.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$35,883	$37,136	$30,510	$41,558
Provision for unfunded commitments	(335)	(6,570)	5,038	(10,992)
Balance at end of period	$35,548	$30,566	$35,548	$30,566

Other Commitments

As of June 30, 2025, letters of credit issued by the FHLB totaling $1.3 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

On May 20, 2025, the United States District Court for the Middle District of Florida entered an order terminating the consent order previously entered into by the U.S. Department of Justice with the Bank in November 2023 and dismissing the related civil action with prejudice. The consent order resolved alleged violations by the Bank of fair lending laws in the Jacksonville, Florida metropolitan area. The Court’s recent order was entered in response to an unopposed motion submitted by the Department of Justice to terminate the consent order.

NOTE 9 – SEGMENT REPORTING

The Company has the following four reportable segments: Banking Division, Retail Mortgage Division, Warehouse Lending Division and Premium Finance Division. The Banking Division derives its revenues from the delivery of full-service financial services, including commercial loans, consumer loans and deposit accounts. The Retail Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The Warehouse Lending Division derives its revenues from the origination and servicing of warehouse lines to other businesses that are secured by underlying one-to-four family residential mortgage loans or mortgage servicing rights. The Premium Finance Division derives its revenues from the origination and servicing of commercial insurance premium finance loans.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$239,211	$61,356	$18,174	$28,897	$347,638
Interest expense	47,710	39,325	11,083	17,707	115,825
Net interest income	191,501	22,031	7,091	11,190	231,813
Provision for credit losses	677	1,010	369	716	2,772
Noninterest income	29,275	37,726	1,893	17	68,911
Noninterest expense
Salaries and employee benefits	62,001	24,358	618	2,331	89,308
Occupancy and equipment	10,547	811	7	36	11,401
Data processing and communications expenses	13,825	1,391	59	91	15,366
Other expenses(1)	25,478	12,496	96	1,115	39,185
Total noninterest expense	111,851	39,056	780	3,573	155,260
Income before income tax expense	108,248	19,691	7,835	6,918	142,692
Income tax expense	25,667	4,135	1,646	1,410	32,858
Net income	$82,581	$15,556	$6,189	$5,508	$109,834

Total assets	$19,143,429	$4,723,883	$1,114,158	$1,698,683	$26,680,153
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	60,952	—	—	1,630	62,582

	Three Months Ended June 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$243,857	$59,001	$19,380	$25,085	$347,323
Interest expense	70,320	35,259	13,088	16,735	135,402
Net interest income	173,537	23,742	6,292	8,350	211,921
Provision for credit losses	20,888	(2,882)	359	408	18,773
Noninterest income	37,527	50,145	1,028	11	88,711
Noninterest expense
Salaries and employee benefits	59,923	25,254	1,124	1,900	88,201
Occupancy and equipment	11,474	1,008	7	70	12,559
Data processing and communications expenses	13,756	1,276	59	102	15,193
Other expenses(1)	24,614	13,397	298	1,095	39,404
Total noninterest expense	109,767	40,935	1,488	3,167	155,357
Income before income tax expense	80,409	35,834	5,473	4,786	126,502
Income tax expense	26,090	7,525	1,149	953	35,717
Net income	$54,319	$28,309	$4,324	$3,833	$90,785

Total assets	$18,933,072	$5,100,837	$1,089,263	$1,397,556	$26,520,728
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	74,605	—	—	4,515	79,120
(1) Other expenses for each reportable segment include credit resolution-related expenses, advertising and marketing expenses, amortization of intangible assets, and loan servicing expenses.

	Six Months Ended June 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$472,530	$119,288	$33,374	$56,224	$681,416
Interest expense	96,816	75,413	20,381	35,154	227,764
Net interest income	375,714	43,875	12,993	21,070	453,652
Provision for credit losses	17,097	6,201	194	1,172	24,664
Noninterest income	57,999	72,455	2,447	33	132,934
Noninterest expense
Salaries and employee benefits	124,717	45,353	1,170	4,683	175,923
Occupancy and equipment	20,351	1,640	14	73	22,078
Data processing and communications expenses	27,216	2,688	97	220	30,221
Other expenses(1)	51,163	24,459	366	2,084	78,072
Total noninterest expense	223,447	74,140	1,647	7,060	306,294
Income before income tax expense	193,169	35,989	13,599	12,871	255,628
Income tax expense	44,821	7,558	2,856	2,624	57,859
Net income	$148,348	$28,431	$10,743	$10,247	$197,769

	Six Months Ended June 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$478,979	$114,100	$35,863	$47,833	$676,775
Interest expense	140,974	67,071	23,543	31,878	263,466
Net interest income	338,005	47,029	12,320	15,955	413,309
Provision for credit losses	40,015	(550)	504	(91)	39,878
Noninterest income	63,890	88,910	1,768	21	154,589
Noninterest expense
Salaries and employee benefits	118,839	46,327	2,012	3,953	171,131
Occupancy and equipment	23,227	2,057	14	146	25,444
Data processing and communications expenses	26,940	2,642	84	181	29,847
Other expenses(1)	49,061	25,927	535	2,123	77,646
Total noninterest expense	218,067	76,953	2,645	6,403	304,068
Income before income tax expense	143,813	59,536	10,939	9,664	223,952
Income tax expense	42,118	12,503	2,297	1,937	58,855
Net income	$101,695	$47,033	$8,642	$7,727	$165,097
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

These mortgage banking derivatives are carried at fair value and are not designated in hedge relationships. Fair values are estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are included as a component of mortgage banking activity in the consolidated statements of income and comprehensive income.

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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$941,574	$6,094	$6,338	$901,597	$8,717	$8,718
Risk participation agreement	26,163	—	26	26,163	—	13
Mortgage derivatives - interest rate lock commitments	286,706	6,205	—	192,528	1,504	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	1,103,178	—	7,235	1,153,717	5,795	—
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client derivatives and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three and six months ended June 30, 2025 and 2024.

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Interest rate contracts(1)	Other noninterest income	$(109)	$44	$(243)	$187
Risk participation agreement	Other noninterest income	(4)	8	(13)	41
Interest rate lock commitments	Mortgage banking activity	789	(948)	4,701	1,168
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	(4,368)	1,482	(13,030)	6,242
(1)Gain (loss) represents net fair value adjustments (including credit related adjustments) for client derivatives and offsetting positions.

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	June 30, 2025	December 31, 2024
Loan Servicing Rights
Residential mortgage	$126,022	$112,514
SBA	2,786	2,926
Total loan servicing rights	$128,808	$115,440

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

During the three and six months ended June 30, 2025, the Company recorded servicing fee income of $12.7 million and $25.2 million, respectively. During the three and six months ended June 30, 2024, the Company recorded servicing fee income of $17.5 million and $34.7 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing rights	2025	2024	2025	2024
Beginning carrying value, net	$116,584	$171,968	$112,514	$171,915
Additions	12,791	7,421	20,108	12,877
Amortization	(3,353)	(5,264)	(6,600)	(10,667)
Disposals	—	(28,819)	—	(28,819)
Ending carrying value, net	$126,022	$145,306	$126,022	$145,306

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	June 30, 2025	December 31, 2024
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$9,784,564	$8,856,724
Composition of residential loans serviced for others:
FHLMC	25.48%	24.51%
FNMA	66.04%	68.42%
GNMA	8.48%	7.07%
Total	100.00%	100.00%
Weighted average term (months)	354	353
Weighted average age (months)	34	33
Modeled prepayment speed	8.10%	7.37%
Decline in fair value due to a 10% adverse change	$(5,151)	$(2,474)
Decline in fair value due to a 20% adverse change	$(10,119)	$(5,227)
Weighted average discount rate	9.31%	10.79%
Decline in fair value due to a 10% adverse change	$(6,210)	$(3,283)
Decline in fair value due to a 20% adverse change	$(12,197)	$(7,379)

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

During the three and six months ended June 30, 2025, the Company recorded servicing fee income of $530,000 and $989,000, respectively. During the three and six months ended June 30, 2024, the Company recorded servicing fee income of $570,000 and $1.2 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
SBA servicing rights	2025	2024	2025	2024
Beginning carrying value, net	$2,927	$2,301	$2,926	$2,737
Additions	129	57	286	76
Amortization	(270)	(202)	(426)	(657)
Ending carrying value, net	$2,786	$2,156	$2,786	$2,156

(dollars in thousands)	June 30, 2025	December 31, 2024
SBA servicing rights
Unpaid principal balance of loans serviced for others	$230,405	$235,793
Weighted average life (in years)	3.34	3.18
Modeled prepayment speed	17.26%	18.95%
Decline in fair value due to a 10% adverse change	$(146)	$(192)
Decline in fair value due to a 20% adverse change	$(280)	$(366)
Weighted average discount rate	14.09%	11.27%
Decline in fair value due to a 100 basis point adverse change	$(73)	$(97)
Decline in fair value due to a 200 basis point adverse change	$(143)	$(190)

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2025, as compared with December 31, 2024, and operating results for the three and six month periods ended June 30, 2025 and 2024. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2024 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $109.8 million, or $1.60 per diluted share, for the quarter ended June 30, 2025, compared with $90.8 million, or $1.32 per diluted share, for the same period in 2024. The Company’s return on average assets and average shareholders’ equity were 1.65% and 11.40%, respectively, in the second quarter of 2025, compared with 1.41% and 10.34%, respectively, in the second quarter of 2024.

Below is additional information regarding the banking, retail mortgage, warehouse lending and premium finance divisions of the Company during the second quarter of 2025 and 2024, respectively:

	Three Months Ended June 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$239,211	$61,356	$18,174	$28,897	$347,638
Interest expense	47,710	39,325	11,083	17,707	115,825
Net interest income	191,501	22,031	7,091	11,190	231,813
Provision for credit losses	677	1,010	369	716	2,772
Noninterest income	29,275	37,726	1,893	17	68,911
Noninterest expense
Salaries and employee benefits	62,001	24,358	618	2,331	89,308
Occupancy and equipment	10,547	811	7	36	11,401
Data processing and communications expenses	13,825	1,391	59	91	15,366
Other expenses	25,478	12,496	96	1,115	39,185
Total noninterest expense	111,851	39,056	780	3,573	155,260
Income before income tax expense	108,248	19,691	7,835	6,918	142,692
Income tax expense	25,667	4,135	1,646	1,410	32,858
Net income	$82,581	$15,556	$6,189	$5,508	$109,834

	Three Months Ended June 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$243,857	$59,001	$19,380	$25,085	$347,323
Interest expense	70,320	35,259	13,088	16,735	135,402
Net interest income	173,537	23,742	6,292	8,350	211,921
Provision for credit losses	20,888	(2,882)	359	408	18,773
Noninterest income	37,527	50,145	1,028	11	88,711
Noninterest expense
Salaries and employee benefits	59,923	25,254	1,124	1,900	88,201
Occupancy and equipment	11,474	1,008	7	70	12,559
Data processing and communications expenses	13,756	1,276	59	102	15,193
Other expenses	24,614	13,397	298	1,095	39,404
Total noninterest expense	109,767	40,935	1,488	3,167	155,357
Income before income tax expense	80,409	35,834	5,473	4,786	126,502
Income tax expense	26,090	7,525	1,149	953	35,717
Net income	$54,319	$28,309	$4,324	$3,833	$90,785

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2025 and 2024. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$951,851	$10,715	4.52%	$899,866	$12,376	5.53%
Investment securities - taxable	2,117,596	20,696	3.92%	1,663,841	16,948	4.10%
Investment securities - nontaxable	41,299	423	4.11%	41,396	423	4.11%
Loans held for sale	730,770	11,578	6.35%	491,000	8,189	6.71%
Loans	20,928,825	305,154	5.85%	20,820,361	310,347	6.00%
Total interest-earning assets	24,770,341	348,566	5.64%	23,916,464	348,283	5.86%
Noninterest-earning assets	1,986,981			2,038,344
Total assets	$26,757,322			$25,954,808

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,939,802	$18,144	1.85%	$3,824,538	$21,020	2.21%
MMDA	6,918,382	53,469	3.10%	6,251,719	58,332	3.75%
Savings accounts	766,331	826	0.43%	781,588	984	0.51%
Retail CDs	2,393,402	21,852	3.66%	2,430,416	25,711	4.25%
Brokered CDs	1,145,043	12,505	4.38%	1,167,174	15,198	5.24%
Total interest-bearing deposits	15,162,960	106,796	2.83%	14,455,435	121,245	3.37%
Non-deposit funding
Securities sold under agreements to repurchase	—	—	—%	1	—	—%
FHLB advances	326,054	3,508	4.32%	548,251	7,167	5.26%
Other borrowings	193,492	2,499	5.18%	307,449	3,574	4.68%
Subordinated deferrable interest debentures	133,043	3,022	9.11%	131,050	3,416	10.48%
Total non-deposit funding	652,589	9,029	5.55%	986,751	14,157	5.77%
Total interest-bearing liabilities	15,815,549	115,825	2.94%	15,442,186	135,402	3.53%
Demand deposits	6,766,557			6,558,427
Other liabilities	310,185			423,326
Shareholders’ equity	3,865,031			3,530,869
Total liabilities and shareholders’ equity	$26,757,322			$25,954,808
Interest rate spread			2.70%			2.33%
Net interest income		$232,741			$212,881
Net interest margin			3.77%			3.58%

On a tax-equivalent basis, net interest income for the second quarter of 2025 was $232.7 million, an increase of $19.9 million, or 9.33%, compared with $212.9 million reported in the same quarter in 2024. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest-earning assets increased $853.9 million, or 3.57%, from $23.92 billion in the second quarter of 2024 to $24.77 billion for the second quarter of 2025. This growth in interest-earning assets resulted primarily from organic loan growth and increased investment in our bond portfolio. The Company’s net interest margin during the second quarter of 2025 was 3.77%, up 19 basis points from 3.58% reported in the second quarter of 2024. Loan production amounted to $5.5 billion during the second quarter of 2025, with weighted average yields of 6.76%, compared with $5.1 billion and 7.45%, respectively, during the second quarter of 2024.

Total interest income, on a tax-equivalent basis, increased to $348.6 million during the second quarter of 2025, compared with $348.3 million in the same quarter of 2024.  Yields on earning assets decreased to 5.64% during the second quarter of 2025, compared with 5.86% reported in the second quarter of 2024. During the second quarter of 2025, loans comprised 87.4% of average earning assets, compared with 89.1% in the same quarter of 2024. Yields on loans decreased to 5.85% in the second quarter of 2025, compared with 6.00% in the same period of 2024.

The yield on interest-bearing deposits decreased from 3.37% in the second quarter of 2024 to 2.83% in the second quarter of 2025. The yield on total interest-bearing liabilities decreased from 3.53% in the second quarter of 2024 to 2.94% in the second quarter of 2025. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 2.06% in the second quarter of 2025, compared with 2.48% during the second quarter of 2024. Deposit costs decreased from 2.32% in the second quarter of 2024 to 1.95% in the second quarter of 2025. Non-deposit funding costs decreased from 5.77% in the second quarter of 2024 to 5.55% in the second quarter of 2025.

Provision for Credit Losses

The Company’s provision for credit losses during the second quarter of 2025 amounted to $2.8 million, compared with $18.8 million in the second quarter of 2024. The provision for credit losses for the second quarter of 2025 was comprised of $3.1 million related to loans, negative $335,000 related to unfunded commitments and negative $3,000 related to other credit losses, compared with $25.3 million related to loans, negative $6.6 million related to unfunded commitments and negative $5,000 related to other credit losses for the second quarter of 2024. The decrease in the provision for credit losses on loans is primarily attributable to the updated economic forecast and changes in the portfolio mix. Non-performing assets as a percentage of total assets decreased 11 basis points to 0.36% at June 30, 2025, compared with 0.47% at December 31, 2024. The decrease in non-performing assets is primarily attributable to decreases in nonaccrual loans of $15.2 million and accruing loans delinquent 90 days or more of $9.3 million. The Company recognized net charge-offs on loans during the second quarter of 2025 of approximately $7.1 million, or 0.14% of average loans on an annualized basis, compared with net charge-offs of approximately $9.2 million, or 0.18%, in the second quarter of 2024. The Company’s total allowance for credit losses on loans at June 30, 2025 was $341.6 million, or 1.62% of total loans, compared with $338.1 million, or 1.63% of total loans, at December 31, 2024.

Noninterest Income

Total noninterest income for the second quarter of 2025 was $68.9 million, a decrease of $19.8 million, or 22.3%, from the $88.7 million reported in the second quarter of 2024. The second quarter of 2024 included a gain on conversion of Visa Class B-1 stock of $12.6 million and a gain on sale of mortgage servicing rights of $4.7 million, compared with a gain on sale of mortgage servicing rights of $356,000 for the second quarter of 2025.  Income from mortgage banking activities was $39.2 million in the second quarter of 2025, a decrease of $7.2 million, or 15.5%, from $46.4 million in the second quarter of 2024. Total production in the second quarter of 2025 amounted to $1.27 billion, compared with $1.33 billion in the same quarter of 2024, while gain on sale spread decreased to 2.22% in the second quarter of 2025, compared with 2.45% in the same quarter of 2024. The retail mortgage open pipeline finished the second quarter of 2025 at $719.1 million, compared with $771.6 million at March 31, 2025 and $802.2 million at the end of the second quarter of 2024.

Service charges on deposit accounts increased $821,000, or 6.5%, to $13.5 million in the second quarter of 2025, compared with $12.7 million in the second quarter of 2024. The increase in service charges on deposit accounts was primarily attributable to increases in both debit card and commercial account fee income. Income from equipment finance activity increased $1.6 million, or 31.9%, to $6.6 million for the second quarter of 2025, compared with $5.0 million during the second quarter of 2024. The increase in equipment finance activity was primarily related to increased non-insurance charges and gain on sale of leased equipment. Other noninterest income decreased $2.6 million, or 23.8%, to $8.5 million for the second quarter of 2025, compared with $11.1 million during the second quarter of 2024. The decrease in other noninterest income was primarily attributable to gains on sale of MSRs and BOLI proceeds of $4.7 million and $446,000, respectively, in the second quarter of 2024, compared with a gain on sale of mortgage servicing rights of $356,000 for the second quarter of 2025. These decreases were partially offset by increases in BOLI income of $1.3 million, gain on sale of SBA loans of $626,000 and commercial card interchange income of $241,000.

Noninterest Expense

Total noninterest expense for the second quarter of 2025 decreased $97,000, or 0.1%, to $155.3 million, compared with $155.4 million in the same quarter 2024. Salaries and employee benefits increased $1.1 million, or 1.3%, from $88.2 million in the second quarter of 2024 to $89.3 million in the second quarter of 2025, due primarily to an increase in health insurance costs and annual merit increases, which were partially offset by a decrease in severance charges. Occupancy and equipment expenses decreased $1.2 million, or 9.2%, to $11.4 million in the second quarter of 2025, compared with $12.6 million in the second quarter of 2024, with the decrease primarily relating to both building rent and repairs and maintenance. Advertising and marketing expense was $3.7 million in the second quarter of 2025, compared with $3.5 million in the second quarter of 2024. Amortization of intangible assets decreased $331,000, or 7.5%, from $4.4 million in the second quarter of 2024 to $4.1 million in the second quarter of 2025. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $1.9 million, or 19.4%, from $9.8 million in the second quarter of 2024 to $7.9 million in the second quarter of 2025, primarily attributable to the sale of mortgage servicing rights in the second and third quarters of 2024, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $1.9 million, or 9.1%, from $20.9 million in the second quarter of 2024 to $22.8 million in the second quarter of 2025, due primarily to increases in donations of $1.4 million and mortgage subsidies of $511,000.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the second quarter of 2025, the Company reported income tax expense of $32.9 million, compared with $35.7 million in the same period of 2024. The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 23.0% and 28.2%, respectively. The decrease in the effective rate for the three months ended June 30, 2025 is primarily related to a $4.8 million tax expense related to BOLI surrender during the second quarter of 2024, with no such expense in the second quarter of 2025.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $197.8 million, or $2.87 per diluted share, for the six months ended June 30, 2025, compared with $165.1 million, or $2.39 per diluted share, for the same period in 2024. The Company’s return on average assets and average shareholders’ equity were 1.51% and 10.41%, respectively, in the six months ended June 30, 2025, compared with 1.30% and 9.49%, respectively, in the same period in 2024. Results for the first six months of 2025 include a pre-tax gain on sale of mortgage servicing rights of $342,000 and a pre-tax gain on BOLI proceeds of $12,000. During the first six months of 2024, the Company recorded a pre-tax gain on conversion of its Visa Class B-1 stock of $12.6 million, a pre-tax gain on sale of mortgage servicing rights of $4.7 million, a pre-tax FDIC special assessment of $2.0 million and a pre-tax gain on BOLI proceeds of $1.5 million. Additionally, the Company recorded $4.8 million in tax expense attributable to BOLI restructuring.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$472,530	$119,288	$33,374	$56,224	$681,416
Interest expense	96,816	75,413	20,381	35,154	227,764
Net interest income	375,714	43,875	12,993	21,070	453,652
Provision for loan losses	17,097	6,201	194	1,172	24,664
Noninterest income	57,999	72,455	2,447	33	132,934
Noninterest expense
Salaries and employee benefits	124,717	45,353	1,170	4,683	175,923
Occupancy and equipment	20,351	1,640	14	73	22,078
Data processing and communications expenses	27,216	2,688	97	220	30,221
Other expenses	51,163	24,459	366	2,084	78,072
Total noninterest expense	223,447	74,140	1,647	7,060	306,294
Income before income tax expense	193,169	35,989	13,599	12,871	255,628
Income tax expense	44,821	7,558	2,856	2,624	57,859
Net income	$148,348	$28,431	$10,743	$10,247	$197,769

	Six Months Ended June 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$478,979	$114,100	$35,863	$47,833	$676,775
Interest expense	140,974	67,071	23,543	31,878	263,466
Net interest income	338,005	47,029	12,320	15,955	413,309
Provision for loan losses	40,015	(550)	504	(91)	39,878
Noninterest income	63,890	88,910	1,768	21	154,589
Noninterest expense
Salaries and employee benefits	118,839	46,327	2,012	3,953	171,131
Occupancy and equipment	23,227	2,057	14	146	25,444
Data processing and communications expenses	26,940	2,642	84	181	29,847
Other expenses	49,061	25,927	535	2,123	77,646
Total noninterest expense	218,067	76,953	2,645	6,403	304,068
Income before income tax expense	143,813	59,536	10,939	9,664	223,952
Income tax expense	42,118	12,503	2,297	1,937	58,855
Net income	$101,695	$47,033	$8,642	$7,727	$165,097

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2025 and 2024. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$965,930	$21,504	4.49%	$911,855	$25,013	5.52%
Investment securities - taxable	2,058,241	39,188	3.84%	1,631,773	30,040	3.70%
Investment securities - nontaxable	41,344	839	4.09%	41,341	841	4.09%
Loans held for sale	648,607	20,623	6.41%	407,175	13,537	6.69%
Loans	20,775,652	601,118	5.83%	20,570,520	609,254	5.96%
Total interest-earning assets	24,489,774	683,272	5.63%	23,562,664	678,685	5.79%
Noninterest-earning assets	2,005,057			2,062,284
Total assets	$26,494,831			$25,624,948

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,963,995	$36,450	1.85%	$3,827,257	$41,594	2.19%
MMDA	6,914,988	105,730	3.08%	6,102,054	112,285	3.70%
Savings accounts	766,738	1,656	0.44%	788,738	1,970	0.50%
Retail CDs	2,415,067	45,097	3.77%	2,404,547	50,287	4.21%
Brokered CDs	1,054,409	23,078	4.41%	1,274,278	33,283	5.25%
Total interest-bearing deposits	15,115,197	212,011	2.83%	14,396,874	239,419	3.34%
Non-deposit funding
FHLB advances	238,283	4,870	4.12%	383,920	9,745	5.10%
Other borrowings	193,493	4,849	5.05%	307,829	7,453	4.87%
Subordinated deferrable interest debentures	132,795	6,034	9.16%	130,801	6,849	10.53%
Total non-deposit funding	564,571	15,753	5.63%	822,550	24,047	5.88%
Total interest-bearing liabilities	15,679,768	227,764	2.93%	15,219,424	263,466	3.48%
Demand deposits	6,645,340			6,480,864
Other liabilities	337,948			427,490
Shareholders’ equity	3,831,775			3,496,870
Total liabilities and shareholders’ equity	$26,494,831			$25,624,648
Interest rate spread			2.70%			2.31%
Net interest income		$455,508			$415,219
Net interest margin			3.75%			3.54%

On a tax-equivalent basis, net interest income for the six months ended June 30, 2025 was $455.5 million, an increase of $40.3 million, or 9.70%, compared with $415.2 million reported in the same period of 2024. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest earning assets increased $927.1 million, or 3.93%, from $23.56 billion in the first six months of 2024 to $24.49 billion for the first six months of 2025. This growth in interest-earning assets resulted primarily from organic loan growth and increased investment in our bond portfolio. The Company’s net interest margin during the first six months of 2025 was 3.75%, an increase of 21 basis points from 3.54% reported for the first six months of 2024. Loan production amounted to $9.6 billion during the first six months of 2025, with weighted average yields of 6.80%, compared with $8.9 billion and 7.56%, respectively, during the first six months of 2024.

Total interest income, on a tax-equivalent basis, increased to $683.3 million during the six months ended June 30, 2025, compared with $678.7 million in the same period of 2024. Yields on earning assets decreased to 5.63% during the first six months of 2025, compared with 5.79% reported in the same period of 2024. During the first six months of 2025, loans comprised 87.5% of average earning assets, compared with 89.0% in the same period of 2024. Yields on loans decreased to 5.83% during the six months ended June 30, 2025, compared with 5.96% in the same period of 2024.

The yield on total interest-bearing liabilities decreased from 3.48% during the six months ended June 30, 2024 to 2.93% in the same period of 2025. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 2.06% in the first six months of 2025, compared with 2.44% during the same period of 2024. Deposit costs decreased from 2.31% in the first six months of 2024 to 1.96% in the same period of 2025. Non-deposit funding costs decreased from 5.88% in the first six months of 2024 to 5.63% in the same period of 2025.

Provision for Credit Losses

The Company’s provision for credit losses during the six months ended June 30, 2025 amounted to $24.7 million, compared with $39.9 million in the six months ended June 30, 2024. This decrease was primarily attributable to the updated economic forecast during the first six months of 2025 and a shift in the loan mix, partially offset by organic loan growth. The provision for credit losses for the first six months of 2025 was comprised of $19.6 million related to loans, $5.0 million related to unfunded commitments and negative $3,000 related to other credit losses, compared with $50.9 million related to loans, negative $11.0 million related to unfunded commitments and negative $1,000 related to other credit losses for the same period in 2024. Non-performing assets as a percentage of total assets decreased from 0.47% at December 31, 2024 to 0.36% at June 30, 2025. The decrease in non-performing assets is primarily attributable to a decrease in nonaccrual loans of $15.2 million and a decrease in accruing loans delinquent 90 days or more of $9.3 million. Net charge-offs on loans during the first six months of 2025 were $16.1 million, or 0.16% of average loans on an annualized basis, compared with approximately $21.8 million, or 0.21%, in the first six months of 2024. The Company’s total allowance for credit losses on loans at June 30, 2025 was $341.6 million, or 1.62% of total loans, compared with $338.1 million, or 1.63% of total loans, at December 31, 2024.

Noninterest Income

Total noninterest income for the six months ended June 30, 2025 was $132.9 million, a decrease of $21.7 million, or 14.0%, from the $154.6 million reported for the six months ended June 30, 2024.  Income from mortgage banking activities decreased $11.4 million, or 13.2%, from $85.8 million in the first six months of 2024 to $74.5 million in the same period of 2025. Total production in the first six months of 2025 amounted to $2.20 billion, compared with $2.24 billion in the same period of 2024, while gain on sale spread decreased to 2.20% during the six months ended June 30, 2025, compared with 2.47% in the same period of 2024. The retail mortgage open pipeline was $719.1 million at June 30, 2025, compared with $638.5 million at December 31, 2024 and $802.2 million at June 30, 2024.

Net gain on securities decreased to $40,000 for the six months ended June 30, 2025, compared with a gain of $12.3 million for the six months ended June 30, 2024. This decrease was primarily due to a gain of $12.6 million relating to the conversion of Visa Class B-1 stock, and related realized gain (loss) on subsequent sales and mark-to-market adjustments post-conversion, during the first six months of 2024 that did not repeat in the first six months of 2025. Other noninterest income decreased $3.0 million, or 15.6%, to $16.3 million for the first six months of 2025, compared with $19.3 million during the same period of 2024. The decrease in other noninterest income was primarily attributable to declines in gain on sale of MSRs of $4.4 million, BOLI proceeds of $1.5 million and derivative income of $594,000, compared with the six months ended June 30, 2024. These decreases were partially offset by increases in BOLI income of $2.1 million, gain on sale of SBA loans of $928,000 and commercial card interchange income of $499,000.

Noninterest Expense

Total noninterest expenses for the six months ended June 30, 2025 increased $2.2 million, or 0.7%, to $306.3 million, compared with $304.1 million in the same period of 2024. Salaries and employee benefits increased $4.8 million, or 2.8%, from $171.1 million in the first six months of 2024 to $175.9 million in the same period of 2025, due primarily to increases in health insurance costs, annual merit increases and stock-based compensation related to performance awards. Occupancy and equipment expenses decreased $3.4 million, or 13.2%, to $22.1 million in the first six months of 2025 from $25.4 million reported in the same period of 2024. This decrease was primarily attributable to building rent and repairs and maintenance expenses. Data processing and communications expenses increased $374,000, or 1.3%, to $30.2 million in the first six months of 2025, from $29.8 million reported in the same period of 2024. Amortization of intangible assets decreased $650,000, or 7.4%, from $8.8 million in the first six months of 2024 to $8.2 million in the first six months of 2025. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $3.5 million, or 18.3%, from $19.2 million in the first six months of 2024 to $15.7 million in the same period of 2025, primarily attributable to the sale of mortgage servicing rights in the second and third quarters of 2024, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $3.8 million, or 8.9%, from $42.3 million in the first six months of 2024 to $46.1 million in the same period of 2025, due primarily to an increase in donations of $5.1 million, net deposit and debit card losses of $1.7 million and legal settlement expenses of $1.0 million. These increases in other noninterest expense were partially offset by decreases in business license expense of $2.7 million and FDIC special assessment expenses of $2.0 million.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the six months ended June 30, 2025, the Company reported income tax expense of $57.9 million, compared with $58.9 million in the same period of 2024. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 22.6% and 26.3%, respectively. The decrease in the effective tax rate is primarily a result of a $4.8 million tax expense related to BOLI surrender during the first six months of 2024 that did not repeat in 2025 and a reduction in state tax expense resulting from reduced state apportionment.

Financial Condition as of June 30, 2025

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

The following table is a summary of our investment portfolio at the dates indicated:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$702,156	$707,813	$800,860	$796,464
U.S. government-sponsored agencies	1,003	997	1,010	994
State, county and municipal securities	22,425	21,667	25,802	24,740
Corporate debt securities	10,945	10,381	10,946	10,283
SBA pool securities	61,566	60,719	72,036	70,482
Mortgage-backed securities	1,079,292	1,069,721	797,542	768,297
Total debt securities available-for-sale	$1,877,387	$1,871,298	$1,708,196	$1,671,260

Securities held-to-maturity
State, county and municipal securities	$33,573	$27,342	$33,623	$27,409
Mortgage-backed securities	142,914	131,802	131,054	116,619
Total debt securities held-to-maturity	$176,487	$159,144	$164,677	$144,028

The amounts of securities available-for-sale and held-to-maturity in each category as of June 30, 2025 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		U.S. Government-Sponsored Agencies		State, County and Municipal Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)(3)
One year or less	$120,370	4.35%	$997	2.16%	$3,941	3.95%
After one year through five years	536,920	3.63	—	—	10,956	3.93
After five years through ten years	50,523	4.36	—	—	6,770	3.94
After ten years	—	—	—	—	—	—
	$707,813	3.80%	$997	2.16%	$21,667	3.93%

	Corporate Debt Securities		SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$500	4.31%	$1,139	2.73%	$33,746	2.95%
After one year through five years	8,439	6.11	1,812	2.41	247,441	3.07
After five years through ten years	—	—	56,606	4.50	235,739	4.39
After ten years	1,442	7.77	1,162	5.50	552,795	4.17
	$10,381	6.31%	$60,719	4.42%	$1,069,721	3.92%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	28,680	3.17
After five years through ten years	—	—	66,997	2.81
After ten years	33,573	3.94	47,237	3.39
	$33,573	3.94%	$142,914	3.07%
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

Loans and Allowance for Credit Losses

At June 30, 2025, gross loans outstanding (including loans and loans held for sale) were $21.59 billion, minimally changed from $21.27 billion reported at December 31, 2024. Loans increased $301.6 million, or 1.5%, from $20.74 billion at December 31, 2024 to $21.04 billion at June 30, 2025. Loans held for sale increased from $528.6 million at December 31, 2024 to $544.1 million at June 30, 2025 in our mortgage division.

At the end of the second quarter of 2025, the ACL on loans totaled $341.6 million, or 1.62% of loans, compared with $338.1 million, or 1.63% of loans, at December 31, 2024. Our nonaccrual loans decreased from $102.2 million at December 31, 2024 to $87.0 million at June 30, 2025. For the first six months of 2025, our net charge off ratio as a percentage of average loans decreased to 0.16%, compared with 0.21% for the first six months of 2024. The total provision for credit losses for the first six months of 2025 was $24.7 million, compared with a provision of $39.9 million recorded for the first six months of 2024. Our ratio of total nonperforming assets to total assets was down 11 basis points from 0.47% at December 31, 2024 to 0.36% at June 30, 2025.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Balance of allowance for credit losses on loans at beginning of period	$338,084	$307,100
Provision charged to operating expense	19,629	50,871
Charge-offs:
Commercial and industrial	22,376	27,834
Consumer	1,853	2,121
Premium finance	5,048	4,808
Real estate – commercial and farmland	—	513
Real estate – residential	333	26
Total charge-offs	29,610	35,302

Recoveries:
Commercial and industrial	8,386	7,307
Consumer	546	768
Premium finance	4,333	4,745
Real estate – construction and development	9	48
Real estate – commercial and farmland	102	594
Real estate – residential	88	87
Total recoveries	13,464	13,549
Net charge-offs	16,146	21,753
Balance of allowance for credit losses on loans at end of period	$341,567	$336,218

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024
Allowance for credit losses on loans at end of period	$341,567	$336,218
Net charge-offs for the period	16,146	21,753
Loan balances:
End of period	21,041,497	20,992,603
Average for the period	20,775,652	20,570,520
Net charge-offs as a percentage of average loans (annualized)	0.16%	0.21%
Allowance for credit losses on loans as a percentage of end of period loans	1.62%	1.60%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$3,184,211	$2,953,135
Consumer	209,990	221,735
Mortgage warehouse	1,092,475	965,053
Municipal	436,759	441,408
Premium finance	1,294,293	1,155,614
Real estate – construction and development	1,485,842	1,998,506
Real estate – commercial and farmland	8,877,750	8,445,958
Real estate – residential	4,460,177	4,558,497
	$21,041,497	$20,739,906

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of June 30, 2025 and December 31, 2024 is below:

June 30, 2025 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$118,205	$2,153	$546	$120,904
Multifamily residential	1,901,944	—	—	1,901,944
Owner occupied CRE	1,754,190	11,925	25,660	1,791,775
Non-owner occupied CRE	4,996,355	41,780	24,992	5,063,127
Total real estate - commercial and farmland	$8,770,694	$55,858	$51,198	$8,877,750

December 31, 2024 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$137,503	$2,169	$1,192	$140,864
Multifamily residential	1,454,772	—	—	1,454,772
Owner occupied CRE	1,839,329	11,826	28,905	1,880,060
Non-owner occupied CRE	4,872,745	82,341	15,176	4,970,262
Total real estate - commercial and farmland	$8,304,349	$96,336	$45,273	$8,445,958

Investor CRE, which includes multifamily residential and non-owner occupied CRE loans, has several dynamics which individually, or in combination, pose potential challenges to the portfolio. These include levels of interest rates above those at origination for loan renewals and changes to occupancy rates as firms reevaluate space needs in light of factors such as the expansion of hybrid and remote work. The primary repayment source for these loans is cash flows from the securing property. The Company in the normal course performs periodic evaluations of its portfolio for continued soundness and appropriate risk ratings. These reviews include evaluation of current financials, stressed cash flows at increased interest rates and evaluation of property values at various occupancy levels and cap rates. The Company's Investor CRE portfolio continues to perform favorably with modest levels of past-due loans, such that past-due loans represented approximately eight basis points of Investor CRE loans at June 30, 2025.

The Company's multifamily residential portfolio is diversified geographically with the majority residing within our five-state footprint. Below is a summary of the multifamily residential portfolio by significant MSAs or state as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
June 30, 2025	$320,201	$242,847	$283,179	$211,286	$346,849	$136,463	$176,736	$53,482	$130,901	$1,901,944
December 31, 2024	239,371	237,679	150,344	147,590	208,835	158,247	85,517	53,933	173,256	1,454,772

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type and significant MSAs or state as of June 30, 2025 and December 31, 2024:

June 30, 2025 (dollars in thousands)	Atlanta	Other Georgia	Jacksonville	Orlando	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
Retail	$493,152	$222,832	$229,713	$150,692	$257,526	$342,994	$141,845	$109,002	$146,404	$2,094,160
Office	486,707	26,753	70,627	134,956	165,394	182,415	88,724	4,157	61,374	1,221,107
Warehouse / industrial	327,813	12,136	46,186	30,720	87,098	81,432	89,388	2,282	124,364	801,419
Hotel	42,639	23,097	94,036	45,707	98,141	66,244	12,292	2,281	16,492	400,929
Mini storage warehouse	46,753	33,987	28,318	39,921	48,620	27,929	32,911	17,789	67,195	343,423
Assisted living facilities	68,706	—	1,433	19	39,449	439	—	—	—	110,046
Miscellaneous	30,277	9,360	9,629	17,250	12,724	4,202	7,367	—	1,234	92,043
Total non-owner occupied CRE	$1,496,047	$328,165	$479,942	$419,265	$708,952	$705,655	$372,527	$135,511	$417,063	$5,063,127

December 31, 2024 (dollars in thousands)	Atlanta	Other Georgia	Jacksonville	Orlando	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
Retail	$481,751	$169,255	$231,823	$175,140	$228,464	$344,985	$135,078	$106,166	$147,454	$2,020,116
Office	515,359	26,469	74,001	136,099	168,620	186,856	73,247	4,243	62,062	1,246,956
Warehouse / industrial	277,679	13,433	46,838	11,900	72,919	76,785	80,222	679	109,808	690,263
Hotel	43,500	27,383	102,186	47,249	104,365	73,960	12,204	2,369	16,248	429,464
Mini storage warehouse	51,505	37,427	32,432	40,441	41,402	39,118	33,204	18,035	67,552	361,116
Assisted living facilities	69,402	—	4,641	19	39,618	455	—	—	—	114,135
Miscellaneous	38,514	13,491	9,945	17,388	11,537	7,477	7,432	1,158	1,270	108,212
Total non-owner occupied CRE	$1,477,710	$287,458	$501,866	$428,236	$666,925	$729,636	$341,387	$132,650	$404,394	$4,970,262

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

Nonaccrual loans totaled $87.0 million at June 30, 2025, a decrease of $15.2 million, or 14.9%, from $102.2 million at December 31, 2024. Accruing loans delinquent 90 days or more totaled $8.4 million at June 30, 2025, a decrease of $9.3 million, or 52.5%, compared with $17.7 million at December 31, 2024. At June 30, 2025, OREO totaled $1.8 million, a decrease of $608,000, or 25.0%, compared with $2.4 million at December 31, 2024. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2025, total non-performing assets as a percent of total assets was down 11 basis points from 0.47% at December 31, 2024 to 0.36% at June 30, 2025.

Non-performing assets at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans(1)	$87,019	$102,218
Accruing loans delinquent 90 days or more	8,415	17,733
Repossessed assets	2	9
Other real estate owned	1,825	2,433
Total non-performing assets	$97,261	$122,393

(1) Included in nonaccrual loans were $11.7 million and $12.0 million of serviced GNMA-guaranteed nonaccrual loans at June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2025 and December 31, 2024. The loan categories and concentrations below are based on Federal Reserve Call codes:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,485,842	7%	$1,998,506	10%
Multi-family loans	1,901,944	9%	1,454,772	7%
Nonfarm non-residential loans (excluding owner-occupied)	5,063,127	24%	4,970,262	24%
Total CRE Loans (excluding owner-occupied)	8,450,913	40%	8,423,540	41%
All other loan types	12,590,584	60%	12,316,366	59%
Total Loans	$21,041,497	100%	$20,739,906	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of June 30, 2025 and December 31, 2024:

	Internal Limit	Actual
		June 30, 2025	December 31, 2024
Construction and development loans	100%	45%	63%
Total CRE loans (excluding owner-occupied)	300%	261%	268%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of IRLC instruments amounted to an asset of $6.2 million and $1.5 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024 forward contracts were recorded as a liability of $7.2 million and an asset of $5.8 million, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $6.1 million and $8.7 million at June 30, 2025 and December 31, 2024, respectively, and a liability of $6.3 million and $8.7 million at June 30, 2025 and December 31, 2024, respectively.

Deposits

Total deposits at the Company increased $210.2 million, or 1.0%, to $21.93 billion at June 30, 2025, compared with $21.72 billion at December 31, 2024. Noninterest-bearing deposits increased $302.2 million, or 4.7%, and interest-bearing deposits decreased $92.0 million, or 0.6%, during the first six months of 2025. At June 30, 2025, the Company had approximately $1.13 billion in short-term brokered CDs, compared with $804.9 million at December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had estimated uninsured deposits of $10.15 billion and $10.24 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $3.01 billion, or 29.6%, of the uninsured deposits at June 30, 2025 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 24, 2024. As a result, the Company is currently authorized to engage in additional share repurchases up to $100.0 million through October 31, 2025.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2025, an aggregate of $27.8 million, or 465,872 shares of the Company's common stock, had been repurchased under the program's October 24, 2024 renewal.

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

As of June 30, 2025, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios for the Company and the Bank at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.13%	10.74%
Ameris Bank	11.42%	11.17%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	13.01%	12.65%
Ameris Bank	13.34%	13.15%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	13.01%	12.65%
Ameris Bank	13.34%	13.15%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	15.37%	15.37%
Ameris Bank	14.59%	14.75%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2025 and December 31, 2024, the net carrying value of the Company’s other borrowings was $376.7 million and $291.8 million, respectively. At June 30, 2025, the Company had availability with the FHLB and FRB Discount Window of $3.36 billion and $2.24 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Investment securities available-for-sale to total deposits	8.53%	8.87%	7.69%	6.59%	7.14%
Loans (net of unearned income) to total deposits	95.94%	94.50%	95.48%	95.82%	97.89%
Interest-earning assets to total assets	92.29%	92.30%	91.94%	92.09%	92.17%
Interest-bearing deposits to total deposits	68.99%	69.22%	70.08%	69.51%	68.99%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2025 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $6.2 million and $7.3 million at June 30, 2025 and December 31, 2024, respectively, and a liability of $7.2 million at June 30, 2025. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $6.1 million and $8.7 million at June 30, 2025 and December 31, 2024, respectively, and a liability of $6.3 million and $8.7 million at June 30, 2025 and December 31, 2024, respectively.

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

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	2.2%	13.7%
300	1.9%	10.6%
200	1.4%	7.4%
100	0.8%	3.8%
(100)	(0.7)%	(4.2)%
(200)	(1.1)%	(8.8)%
(300)	(1.6)%	(14.1)%

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

During the quarter ended June 30, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1, 2025 through April 30, 2025	25,600	$58.39	25,600	$83,532,349
May 1, 2025 through May 31, 2025	63,515	$59.77	63,515	$79,735,921
June 1, 2025 through June 30, 2025	123,357	$61.20	123,357	$72,185,977
Total	212,472	$60.44	212,472	$72,185,977
(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the replenishment of the program to $100.0 million, being announced on October 24, 2024. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $100.0 million through October 31, 2025. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2025, an aggregate of $27.8 million, or 465,872 shares of the Company's common stock, had been repurchased under the program's October 24, 2024 renewal.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through February 23, 2023 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023).

10.1*	Summary of Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2025	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)