Form 10-Q
period 2025-09-30
Ameris Bancorp
filed 2025-11-07
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

 There were 68,315,144 shares of Common Stock outstanding as of November 3, 2025.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share data)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash and due from banks	$216,927	$244,980
Interest-bearing deposits in banks	826,237	975,397
Cash and cash equivalents	1,043,164	1,220,377

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $74 and $69	2,131,671	1,671,260
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $187,612 and $144,028)	202,581	164,677
Other investments	70,644	66,298
Loans held for sale, at fair value	604,136	528,599

Loans, net of unearned income	21,258,374	20,739,906
Allowance for credit losses	(345,294)	(338,084)
Loans, net	20,913,080	20,401,822

Other real estate owned, net	3,137	2,433
Premises and equipment, net	211,567	209,460
Goodwill	1,015,646	1,015,646
Other intangible assets, net	58,703	70,761
Cash value of bank owned life insurance	417,096	408,574
Other assets	428,404	502,143
Total assets	$27,099,829	$26,262,050

Liabilities
Deposits:
Noninterest-bearing	$6,757,233	$6,498,293
Interest-bearing	15,470,845	15,224,155
Total deposits	22,228,078	21,722,448
Other borrowings	337,094	291,788
Subordinated deferrable interest debentures	133,804	132,309
Other liabilities	384,152	363,983
Total liabilities	23,083,128	22,510,528

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,899,970 and 72,699,245 shares issued, respectively	72,900	72,699
Capital surplus	1,968,124	1,958,642
Retained earnings	2,115,712	1,853,428
Accumulated other comprehensive income (loss), net of tax	5,171	(30,119)
Treasury stock, at cost, 4,312,228 and 3,630,636 shares, respectively	(145,206)	(103,128)
Total shareholders’ equity	4,016,701	3,751,522
Total liabilities and shareholders’ equity	$27,099,829	$26,262,050

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$321,457	$325,622	$941,518	$946,679
Interest on taxable securities	23,253	15,555	62,441	45,595
Interest on nontaxable securities	343	336	1,006	1,001
Interest on deposits in other banks and federal funds sold	9,993	13,633	31,497	38,646
Total interest income	355,046	355,146	1,036,462	1,031,921

Interest expense
Interest on deposits	106,851	129,698	318,862	369,117
Interest on other borrowings	10,231	11,388	25,984	35,435
Total interest expense	117,082	141,086	344,846	404,552

Net interest income	237,964	214,060	691,616	627,369
Provision for loan losses	11,176	6,313	30,805	57,184
Provision for unfunded commitments	11,446	(204)	16,484	(11,196)
Provision for other credit losses	8	(2)	5	(3)
Provision for credit losses	22,630	6,107	47,294	45,985
Net interest income after provision for credit losses	215,334	207,953	644,322	581,384

Noninterest income
Service charges on deposit accounts	13,931	12,918	40,557	37,349
Mortgage banking activity	40,666	37,947	115,141	123,776
Other service charges, commissions and fees	1,124	1,163	3,391	3,576
Net gain (loss) on securities	1,581	(8)	1,621	12,320
Equipment finance activity	8,858	5,398	22,128	15,717
Other noninterest income	10,114	12,291	26,370	31,560
Total noninterest income	76,274	69,709	209,208	224,298

Noninterest expense
Salaries and employee benefits	90,948	88,700	266,871	259,831
Occupancy and equipment	11,524	11,716	33,602	37,160
Data processing and communications expenses	16,058	15,221	46,279	45,068
Credit resolution-related expenses	770	(110)	2,192	1,216
Advertising and marketing	3,377	3,959	10,005	9,882
Amortization of intangible assets	3,879	4,180	12,058	13,009
Loan servicing expense	8,142	8,626	23,862	27,857
Other noninterest expenses	19,868	19,485	65,991	61,822
Total noninterest expense	154,566	151,777	460,860	455,845

Income before income tax expense	137,042	125,885	392,670	349,837
Income tax expense	31,013	26,673	88,872	85,528
Net income	106,029	99,212	303,798	264,309

Other comprehensive income
Net unrealized holding gains arising during period on debt securities available-for-sale, net of tax expense of $3,988, $7,427, $11,600 and $6,710	12,145	22,296	35,378	20,215
Reclassification adjustment for gains on debt securities included in earnings, net of tax expense of $28, $0, $28 and $0	(88)	—	(88)	—
Total other comprehensive income	12,057	22,296	35,290	20,215
Comprehensive income	$118,086	$121,508	$339,088	$284,524

Basic earnings per common share	$1.55	$1.44	$4.43	$3.84
Diluted earnings per common share	$1.54	$1.44	$4.41	$3.83
Weighted average common shares outstanding
Basic	68,401,737	68,798,093	68,592,529	68,811,727
Diluted	68,665,669	69,066,298	68,830,787	69,031,666
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2025	72,897,371	$72,897	$1,964,896	$2,023,493	$(6,886)	4,186,328	$(136,722)	$3,917,678
Issuance of restricted shares	2,599	3	(3)	—	—	—	—	—
Share-based compensation	—	—	3,231	—	—	—	—	3,231
Purchase of treasury shares	—	—	—	—	—	125,900	(8,484)	(8,484)
Net income	—	—	—	106,029	—	—	—	106,029
Dividends on common shares ($0.20 per share)	—	—	—	(13,810)	—	—	—	(13,810)
Other comprehensive income during the period	—	—	—	—	12,057	—	—	12,057
Balance, September 30, 2025	72,899,970	$72,900	$1,968,124	$2,115,712	$5,171	4,312,228	$(145,206)	$4,016,701

	Nine Months Ended September 30, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522
Issuance of restricted shares	91,440	91	(91)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	122,904	123	(123)	—	—	—	—	—
Forfeitures of restricted shares	(13,619)	(13)	(404)	—	—	—	—	(417)
Share-based compensation	—	—	10,100	—	—	—	—	10,100
Purchase of treasury shares	—	—	—	—	—	681,592	(42,078)	(42,078)
Net income	—	—	—	303,798	—	—	—	303,798
Dividends on common shares ($0.60 per share)	—	—	—	(41,514)	—	—	—	(41,514)
Other comprehensive income during the period	—	—	—	—	35,290	—	—	35,290
Balance, September 30, 2025	72,899,970	$72,900	$1,968,124	$2,115,712	$5,171	4,312,228	$(145,206)	$4,016,701

	Three Months Ended September 30, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2024	72,697,209	$72,697	$1,950,846	$1,684,218	$(38,020)	3,630,636	$(103,127)	$3,566,614
Issuance of restricted shares	2,559	3	(3)	—	—	—	—	—
Forfeitures of restricted shares	(2,113)	(2)	(41)	—	—	—	—	(43)
Share-based compensation	—	—	3,730	—	—	—	—	3,730
Net income	—	—	—	99,212	—	—	—	99,212
Dividends on common shares ($0.15 per share)	—	—	—	(10,441)	—	—	—	(10,441)
Other comprehensive income during the period	—	—	—	—	22,296	—	—	22,296
Balance, September 30, 2024	72,697,655	$72,698	$1,954,532	$1,772,989	$(15,724)	3,630,636	$(103,127)	$3,681,368

	Nine Months Ended September 30, 2024

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747
Issuance of restricted shares	128,391	129	(129)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	63,301	63	(63)	—	—	—	—	—
Forfeitures of restricted shares	(10,116)	(10)	(214)	—	—	—	—	(224)
Share-based compensation	—	—	9,553	—	—	—	—	9,553
Purchase of treasury shares	—	—	—	—	—	167,898	(7,955)	(7,955)
Net income	—	—	—	264,309	—	—	—	264,309
Dividends on common shares ($0.45 per share)	—	—	—	(31,277)	—	—	—	(31,277)
Other comprehensive income during the period	—	—	—	—	20,215	—	—	20,215
Balance, September 30, 2024	72,697,655	$72,698	$1,954,532	$1,772,989	$(15,724)	3,630,636	$(103,127)	$3,681,368

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$303,798	$264,309
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	23,345	27,686
Net (gains) losses on sale or disposal of premises and equipment	(53)	31
Provision for credit losses	47,294	45,985
Net write-downs and (gains) losses on sale of other real estate owned	119	(20)
Share-based compensation expense	9,683	9,329
Amortization of operating lease right of use assets	6,775	7,588
Provision for deferred taxes	(8,903)	(23,459)
Net (gain) loss on securities	(1,621)	(12,320)
Originations of mortgage loans held for sale	(3,113,852)	(3,237,612)
Payments received on mortgage loans held for sale	23,373	12,720
Proceeds from sales of mortgage loans held for sale	3,057,385	2,980,551
Net gains on mortgage loans held for sale	(36,194)	(43,062)
Originations of SBA loans held for sale	(28,627)	(5,823)
Proceeds from sales of SBA loans held for sale	25,680	5,690
Net gains on sale of SBA loans held for sale	(1,790)	(468)
Increase in cash surrender value of bank owned life insurance	(10,193)	(8,516)
Gain on bank owned life insurance proceeds	(401)	(1,464)
Gain on sale of mortgage servicing rights	(467)	(9,958)
Gain on debt redemption	(572)	(169)
Change attributable to other operating activities	(11,635)	12,672
Net cash provided by operating activities	283,144	23,690

Investing Activities
Purchases of debt securities available-for-sale	(811,625)	(423,932)
Purchases of debt securities held-to-maturity	(41,048)	(22,206)
Proceeds from maturities and paydowns of debt securities available-for-sale	378,182	413,553
Proceeds from sales of debt securities available-for-sale	45,039	—
Proceeds from maturities and paydowns of debt securities held-to-maturity	3,318	2,628
Net (increase) decrease in other investments	(4,172)	19,390
Net increase in loans	(570,728)	(815,879)
Purchases of premises and equipment	(14,735)	(9,120)
Proceeds from sale of premises and equipment	172	250
Proceeds from sales of other real estate owned	6,822	7,503
Proceeds from sale of mortgage servicing rights	23,728	82,328
Purchases of bank owned life insurance	—	(110,000)
Proceeds from bank owned life insurance	56,899	55,059
Net cash used in investing activities	(928,148)	(800,426)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Financing Activities
Net increase in deposits	$505,630	$1,170,756
Proceeds from other borrowings	5,145,000	4,443,000
Repayment of other borrowings	(5,099,179)	(4,606,177)
Dividends paid - common stock	(41,580)	(31,140)
Purchase of treasury shares	(42,080)	(7,851)
Net cash provided by financing activities	467,791	968,588

Net (decrease) increase in cash and cash equivalents	(177,213)	191,852
Cash and cash equivalents at beginning of period	1,220,377	1,167,304
Cash and cash equivalents at end of period	$1,043,164	$1,359,156

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$347,014	$408,323
Income taxes	120,410	97,574
Loans transferred to other real estate owned	7,645	10,766
Loans transferred from loans held for sale to loans held for investment	13,897	15,957
Loans transferred from loans held for investment to loans held for sale	15,409	—
Right-of-use assets obtained in exchange for new operating lease liabilities	3,398	2,470
Security purchases settled in a subsequent period	19,805	—

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2025

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2025, the Bank operated 164 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Bank provides a full range of traditional banking and lending products, treasury and cash management, insurance premium financing, and mortgage and refinancing services.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Immaterial Correction of Prior Period Financial Statements

During the third quarter of 2025, the Company made revisions to previously issued segment results to correct the classification of select financial information between the Banking and Warehouse Lending Divisions for the three and nine months ended September 30, 2024. The Company concluded that the corrections were not material from a combined qualitative and quantitative perspective. There is no impact to the consolidated financial statements.

A summary of the corrections is presented below.

	Three Months Ended September 30, 2024
	Banking Division			Warehouse Lending Division
(dollars in thousands)	As Reported	Adjustments	As Corrected	As Reported	Adjustments	As Corrected
Interest income	$255,241	$(11,277)	$243,964	$10,400	$11,277	$21,677
Interest expense	78,447	(7,118)	71,329	6,747	7,118	13,865
Net interest income	176,794	(4,159)	172,635	3,653	4,159	7,812
Noninterest income	27,800	(1,365)	26,435	400	1,365	1,765
Income before income tax expense	89,128	(5,524)	83,604	3,347	5,524	8,871
Income tax expense	18,992	(1,160)	17,832	703	1,160	1,863
Net income	$70,136	$(4,364)	$65,772	$2,644	$4,364	$7,008

Total assets	$19,387,331	$(403,996)	$18,983,335	$597,670	$403,996	$1,001,666

	Nine Months Ended September 30, 2024
	Banking Division			Warehouse Lending Division
(dollars in thousands)	As Reported	Adjustments	As Corrected	As Reported	Adjustments	As Corrected
Interest income	$734,220	$(11,277)	$722,943	$46,263	$11,277	$57,540
Interest expense	219,421	(7,118)	212,303	30,290	7,118	37,408
Net interest income	514,799	(4,159)	510,640	15,973	4,159	20,132
Noninterest income	91,690	(1,365)	90,325	2,168	1,365	3,533
Income before income tax expense	232,941	(5,524)	227,417	14,286	5,524	19,810
Income tax expense	61,110	(1,160)	59,950	3,000	1,160	4,160
Net income	$171,831	$(4,364)	$167,467	$11,286	$4,364	$15,650

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

ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 replaces the previous guidance based on the "project stage" model and increases the operability of the recognition guidance through a principles-based approach so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The company is currently evaluating the effect that adoption of this pronouncement will have on our consolidated financial statements and disclosures.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
U.S. Treasuries	$677,981	$—	$7,471	$(562)	$684,890
State, county and municipal securities	21,998	—	4	(541)	21,461
Corporate debt securities	10,945	(74)	5	(465)	10,411
SBA pool securities	13,603	—	—	(691)	12,912
Mortgage-backed securities	1,397,223	—	18,442	(13,668)	1,401,997
Total debt securities available-for-sale	$2,121,750	$(74)	$25,922	$(15,927)	$2,131,671

December 31, 2024
U.S. Treasuries	$800,860	$—	$669	$(5,065)	$796,464
U.S. government-sponsored agencies	1,010	—	—	(16)	994
State, county and municipal securities	25,802	—	8	(1,070)	24,740
Corporate debt securities	10,946	(69)	—	(594)	10,283
SBA pool securities	72,036	—	—	(1,554)	70,482
Mortgage-backed securities	797,542	—	1,494	(30,739)	768,297
Total debt securities available-for-sale	$1,708,196	$(69)	$2,171	$(39,038)	$1,671,260

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
State, county and municipal securities	$33,483	$—	$(5,132)	$28,351
Mortgage-backed securities	169,098	444	(10,281)	159,261
Total debt securities held-to-maturity	$202,581	$444	$(15,413)	$187,612

December 31, 2024
State, county and municipal securities	$33,623	$—	$(6,214)	$27,409
Mortgage-backed securities	131,054	80	(14,515)	116,619
Total debt securities held-to-maturity	$164,677	$80	$(20,729)	$144,028

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of September 30, 2025, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$250,648	$251,350	$—	$—
Due from one year to five years	403,206	407,836	—	—
Due from five to ten years	67,608	67,897	—	—
Due after ten years	3,065	2,591	33,483	28,351
Mortgage-backed securities	1,397,223	1,401,997	169,098	159,261
	$2,121,750	$2,131,671	$202,581	$187,612

Securities with a carrying value of approximately $484.3 million and $449.2 million at September 30, 2025 and December 31, 2024, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasuries	$—	$—	$56,396	$(562)	$56,396	$(562)
State, county and municipal securities	—	—	14,920	(541)	14,920	(541)
Corporate debt securities	1,050	(376)	7,461	(89)	8,511	(465)
SBA pool securities	33	—	12,745	(691)	12,778	(691)
Mortgage-backed securities	1,678	(17)	455,223	(13,651)	456,901	(13,668)
Total debt securities available-for-sale	$2,761	$(393)	$546,745	$(15,534)	$549,506	$(15,927)

December 31, 2024
U.S. Treasuries	$272,564	$(1,376)	$353,787	$(3,689)	$626,351	$(5,065)
U.S. government sponsored agencies	—	—	994	(16)	994	(16)
State, county and municipal securities	3,953	(17)	15,940	(1,053)	19,893	(1,070)
Corporate debt securities	383	(13)	8,400	(581)	8,783	(594)
SBA pool securities	52,850	(322)	17,491	(1,232)	70,341	(1,554)
Mortgage-backed securities	177,438	(1,968)	481,617	(28,771)	659,055	(30,739)
Total debt securities available-for-sale	$507,188	$(3,696)	$878,229	$(35,342)	$1,385,417	$(39,038)

As of September 30, 2025, the Company’s available-for-sale security portfolio consisted of 416 securities, 319 of which were in an unrealized loss position. At September 30, 2025, the Company held 272 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At September 30, 2025, the Company held 26 U.S. Small Business Administration (“SBA”) pool securities, 14 state, county and municipal securities, five corporate securities, and two U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2025
State, county and municipal securities	$—	$—	$28,351	$(5,132)	$28,351	$(5,132)
Mortgage-backed securities	34,364	(90)	87,860	(10,191)	122,224	(10,281)
Total debt securities held-to-maturity	$34,364	$(90)	$116,211	$(15,323)	$150,575	$(15,413)

December 31, 2024
State, county and municipal securities	$1,702	$(49)	$25,707	$(6,165)	$27,409	$(6,214)
Mortgage-backed securities	22,710	(848)	79,366	(13,667)	102,076	(14,515)
Total debt securities held-to-maturity	$24,412	$(897)	$105,073	$(19,832)	$129,485	$(20,729)

As of September 30, 2025, the Company’s held-to-maturity security portfolio consisted of 58 securities, 43 of which were in an unrealized loss position. At September 30, 2025, the Company held 35 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At September 30, 2025 and December 31, 2024, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2025, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2025, management determined that $74,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $15.9 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for credit losses	2025	2024	2025	2024
Beginning balance	$66	$68	$69	$69
Provision for other credit losses	8	(2)	5	(3)
Ending balance	$74	$66	$74	$66

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's debt securities available for sale for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Gross gains on sales of securities available for sale	$116	$—	$116	$—
Gross losses on sales of securities available for sale	—	—	—	—
Net realized gains on sales of securities available for sale	$116	$—	$116	$—

Sales proceeds	$45,039	$—	$45,039	$—

Total net gain (loss) on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net realized gains on sales of securities available-for-sale	$116	$—	$116	$—
Unrealized holding gains (losses) on equity securities	(119)	(3,945)	(79)	6
Net realized gains on sales of other investments	1,584	3,937	1,584	12,314
Net gain (loss) on securities	$1,581	$(8)	$1,621	$12,320

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$3,299,269	$2,953,135
Consumer	202,688	221,735
Mortgage warehouse	1,083,941	965,053
Municipal	437,823	441,408
Premium finance	1,358,259	1,155,614
Real estate – construction and development	1,411,178	1,998,506
Real estate – commercial and farmland	9,054,927	8,445,958
Real estate – residential	4,410,289	4,558,497
Loans, net of unearned income	$21,258,374	$20,739,906

Accrued interest receivable on loans totaling $76.6 million and $77.3 million at September 30, 2025 and December 31, 2024, respectively, is reported in other assets on the consolidated balance sheets. The Company had no recorded allowance for credit losses related to accrued interest on loans at both September 30, 2025 and December 31, 2024.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$12,238	$11,875
Consumer	715	782
Real estate – construction and development	951	3,718
Real estate – commercial and farmland	6,760	11,960
Real estate – residential(1)	76,299	73,883
	$96,963	$102,218
(1) Included in real estate - residential were $19.7 million and $12.0 million of serviced GNMA-guaranteed nonaccrual loans at September 30, 2025 and December 31, 2024, respectively.

Interest income recognized on nonaccrual loans during the nine months ended September 30, 2025 and 2024 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$2,306	$3,866
Real estate – construction and development	—	2,624
Real estate – commercial and farmland	4,414	9,357
Real estate – residential	40,600	36,512
	$47,320	$52,359

The following table presents an analysis of past-due loans as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2025
Commercial and industrial	$7,687	$5,410	$9,567	$22,664	$3,276,605	$3,299,269	$—
Consumer	619	546	167	1,332	201,356	202,688	—
Mortgage warehouse	—	—	—	—	1,083,941	1,083,941	—
Municipal	—	—	—	—	437,823	437,823	—
Premium finance	15,247	7,516	9,325	32,088	1,326,171	1,358,259	9,325
Real estate – construction and development	275	41	906	1,222	1,409,956	1,411,178	—
Real estate – commercial and farmland	4,307	4,462	5,424	14,193	9,040,734	9,054,927	—
Real estate – residential	39,501	22,643	71,928	134,072	4,276,217	4,410,289	—
Total	$67,636	$40,618	$97,317	$205,571	$21,052,803	$21,258,374	$9,325

December 31, 2024
Commercial and industrial	$12,300	$5,908	$12,849	$31,057	$2,922,078	$2,953,135	$5,159
Consumer	2,672	557	319	3,548	218,187	221,735	—
Mortgage warehouse	—	—	—	—	965,053	965,053	—
Municipal	—	—	—	—	441,408	441,408	—
Premium finance	15,068	6,315	12,485	33,868	1,121,746	1,155,614	12,485
Real estate – construction and development	23,102	461	3,786	27,349	1,971,157	1,998,506	89
Real estate – commercial and farmland	6,787	2,435	5,980	15,202	8,430,756	8,445,958	—
Real estate – residential	47,020	15,864	71,070	133,954	4,424,543	4,558,497	—
Total	$106,949	$31,540	$106,489	$244,978	$20,494,928	$20,739,906	$17,733

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial and industrial	$3,976	$812	$9,451	$1,072
Premium finance	1,274	1	2,165	130
Real estate – construction and development	585	124	2,979	110
Real estate – commercial and farmland	5,379	263	10,882	149
Real estate – residential	23,058	2,003	23,983	2,302
	$34,272	$3,203	$49,460	$3,763

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of September 30, 2025 and December 31, 2024. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at September 30, 2025 or December 31, 2024.

As of September 30, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$788,552	$691,070	$453,186	$441,682	$173,241	$77,876	$649,545	$3,275,152
Special mention	288	547	21	956	1,134	1,331	340	4,617
Substandard	2	2,503	8,230	1,378	3,238	3,085	1,064	19,500
Total commercial and industrial	$788,842	$694,120	$461,437	$444,016	$177,613	$82,292	$650,949	$3,299,269
Current-period gross charge offs	$581	$7,116	$9,650	$10,872	$3,267	$882	$—	$32,368
Consumer
Risk Grade:
Pass	$68,145	$14,533	$10,944	$4,424	$1,271	$32,224	$69,753	$201,294
Special mention	—	—	—	10	—	49	—	59
Substandard	156	113	197	68	35	698	68	1,335
Total consumer	$68,301	$14,646	$11,141	$4,502	$1,306	$32,971	$69,821	$202,688
Current-period gross charge offs	$93	$585	$302	$298	$47	$1,248	$—	$2,573
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,083,941	$1,083,941
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,083,941	$1,083,941
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$26,361	$26,869	$8,847	$43,273	$35,159	$296,495	$819	$437,823
Total municipal	$26,361	$26,869	$8,847	$43,273	$35,159	$296,495	$819	$437,823
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,307,446	$41,062	$426	$—	$—	$—	$—	$1,348,934
Substandard	6,605	2,720	—	—	—	—	—	9,325
Total premium finance	$1,314,051	$43,782	$426	$—	$—	$—	$—	$1,358,259
Current-period gross charge offs	$666	$6,144	$207	$1	$—	$—	$—	$7,018

As of September 30, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$472,897	$393,261	$64,431	$226,959	$133,106	$42,682	$74,186	$1,407,522
Special mention	—	—	—	674	—	1,884	—	2,558
Substandard	—	259	103	4	335	397	—	1,098
Total real estate – construction and development	$472,897	$393,520	$64,534	$227,637	$133,441	$44,963	$74,186	$1,411,178
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$662,584	$312,169	$462,341	$2,855,930	$2,073,773	$2,511,001	$102,152	$8,979,950
Special mention	—	—	—	869	17,332	9,803	—	28,004
Substandard	9,000	344	1,538	17,468	2,985	15,538	100	46,973
Total real estate – commercial and farmland	$671,584	$312,513	$463,879	$2,874,267	$2,094,090	$2,536,342	$102,252	$9,054,927
Current-period gross charge offs	$—	$—	$—	$—	$—	$692	$—	$692
Real Estate - Residential
Risk Grade:
Pass	$186,091	$163,408	$557,611	$1,196,831	$983,717	$921,533	$314,651	$4,323,842
Special mention	—	—	8	48	43	1,171	728	1,998
Substandard	1,455	8,082	9,874	17,411	10,198	29,634	7,795	84,449
Total real estate - residential	$187,546	$171,490	$567,493	$1,214,290	$993,958	$952,338	$323,174	$4,410,289
Current-period gross charge offs	$—	$57	$171	$192	$—	$170	$—	$590
Total Loans
Risk Grade:
Pass	$3,512,076	$1,642,372	$1,557,786	$4,769,099	$3,400,267	$3,881,811	$2,295,047	$21,058,458
Special mention	288	547	29	2,557	18,509	14,238	1,068	37,236
Substandard	17,218	14,021	19,942	36,329	16,791	49,352	9,027	162,680
Total loans	$3,529,582	$1,656,940	$1,577,757	$4,807,985	$3,435,567	$3,945,401	$2,305,142	$21,258,374
Total current-period gross charge offs	$1,340	$13,902	$10,330	$11,363	$3,314	$2,992	$—	$43,241

As of December 31, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$919,301	$594,485	$523,513	$246,036	$72,397	$46,358	$512,778	$2,914,868
Special mention	892	28	1,938	1,311	777	2,960	3,319	11,225
Substandard	885	2,214	4,384	7,222	655	4,555	7,127	27,042
Total commercial and industrial	$921,078	$596,727	$529,835	$254,569	$73,829	$53,873	$523,224	$2,953,135
Consumer
Risk Grade:
Pass	$58,113	$18,575	$8,684	$2,371	$17,405	$31,962	$83,143	$220,253
Special mention	8	—	14	—	9	61	—	92
Substandard	113	206	81	48	179	648	115	1,390
Total consumer	$58,234	$18,781	$8,779	$2,419	$17,593	$32,671	$83,258	$221,735
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Municipal
Risk Grade:
Pass	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Total municipal	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Premium Finance
Risk Grade:
Pass	$1,141,370	$1,648	$28	$83	$—	$—	$—	$1,143,129
Substandard	12,001	483	1	—	—	—	—	12,485
Total premium finance	$1,153,371	$2,131	$29	$83	$—	$—	$—	$1,155,614
Real Estate – Construction and Development
Risk Grade:
Pass	$523,704	$245,526	$835,742	$245,091	$3,619	$73,816	$66,449	$1,993,947
Special mention	—	—	160	65	—	275	—	500
Substandard	—	151	3,020	337	—	551	—	4,059
Total real estate – construction and development	$523,704	$245,677	$838,922	$245,493	$3,619	$74,642	$66,449	$1,998,506
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$330,472	$456,486	$2,373,426	$2,173,060	$990,712	$1,866,277	$113,916	$8,304,349
Special mention	—	—	3,069	14,844	14,706	63,717	—	96,336
Substandard	—	1,551	16,979	3,855	12,730	10,158	—	45,273
Total real estate – commercial and farmland	$330,472	$458,037	$2,393,474	$2,191,759	$1,018,148	$1,940,152	$113,916	$8,445,958

As of December 31, 2024	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2024	2023	2022	2021	2020	Prior		Total

Real Estate - Residential
Risk Grade:
Pass	$193,939	$628,098	$1,291,666	$1,046,164	$460,887	$561,386	$292,193	$4,474,333
Special mention	—	10	52	16	157	1,375	1,173	2,783
Substandard	2,718	9,880	14,040	9,885	10,603	26,236	8,019	81,381
Total real estate - residential	$196,657	$637,988	$1,305,758	$1,056,065	$471,647	$588,997	$301,385	$4,558,497
Total Loans
Risk Grade:
Pass	$3,187,032	$1,953,912	$5,077,541	$3,749,273	$1,684,066	$2,771,358	$2,034,158	$20,457,340
Special mention	900	38	5,233	16,236	15,649	68,388	4,492	110,936
Substandard	15,717	14,485	38,505	21,347	24,167	42,148	15,261	171,630
Total loans	$3,203,649	$1,968,435	$5,121,279	$3,786,856	$1,723,882	$2,881,894	$2,053,911	$20,739,906

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

During the nine months ended September 30, 2025, the allowance for credit losses increased due to the current economic forecast, an increase in the office portfolio qualitative factor and organic loan growth, partially offset by a change in the mix of loans. The allowance for credit losses was determined at September 30, 2025 using an equal weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline and downside 75th percentile S-2 scenarios were equally weighted. The allowance for credit losses was determined at December 31, 2024 using the Moody's baseline scenario economic forecast weighted at 75% and the downside 75th percentile S-2 scenario was weighted at 25%. The current forecast reflects, among other things, increases in unemployment and commercial real estate vacancies, along with declines in GDP and home price indices compared with the forecast at December 31, 2024.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended September 30, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, June 30, 2025	$88,985	$6,573	$2,280	$58	$783	$47,306
Provision for loan losses	6,570	(630)	(72)	—	268	2,925
Loans charged off	(9,992)	(720)	—	—	(1,970)	—
Recoveries of loans previously charged off	3,786	237	—	—	1,779	27
Balance, September 30, 2025	$89,349	$5,460	$2,208	$58	$860	$50,258

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2025	$127,794	$67,788	$341,567
Provision for loan losses	2,002	113	11,176
Loans charged off	(692)	(257)	(13,631)
Recoveries of loans previously charged off	114	239	6,182
Balance, September 30, 2025	$129,218	$67,883	$345,294

Nine Months Ended September 30, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421
Provision for loan losses	22,303	(77)	(54)	—	1,030	(10,199)
Loans charged off	(32,368)	(2,573)	—	—	(7,018)	—
Recoveries of loans previously charged off	12,172	783	—	—	6,112	36
Balance, September 30, 2025	$89,349	$5,460	$2,208	$58	$860	$50,258

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2024	$118,377	$61,661	$338,084
Provision for loan losses	11,317	6,485	30,805
Loans charged off	(692)	(590)	(43,241)
Recoveries of loans previously charged off	216	327	19,646
Balance, September 30, 2025	$129,218	$67,883	$345,294

Three Months Ended September 30, 2024

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, June 30, 2024	$66,542	$3,479	$2,142	$60	$702	$77,482
Provision for loan losses	8,463	1,222	30	137	180	(2,506)
Loans charged off	(12,316)	(853)	—	—	(2,102)	—
Recoveries of loans previously charged off	4,979	309	—	—	1,860	6
Balance, September 30, 2024	$67,668	$4,157	$2,172	$197	$640	$74,982

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2024	$121,963	$63,848	$336,218
Provision for loan losses	(1,885)	672	6,313
Loans charged off	(58)	(23)	(15,352)
Recoveries of loans previously charged off	61	63	7,278
Balance, September 30, 2024	$120,081	$64,560	$334,457

Nine Months Ended September 30, 2024

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2023	$64,053	$3,952	$1,678	$345	$602	$61,017
Provision for loan losses	31,479	2,102	494	(148)	343	13,911
Loans charged off	(40,150)	(2,974)	—	—	(6,910)	—
Recoveries of loans previously charged off	12,286	1,077	—	—	6,605	54
Balance, September 30, 2024	$67,668	$4,157	$2,172	$197	$640	$74,982

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2023	$110,097	$65,356	$307,100
Provision for loan losses	9,900	(897)	57,184
Loans charged off	(571)	(49)	(50,654)
Recoveries of loans previously charged off	655	150	20,827
Balance, September 30, 2024	$120,081	$64,560	$334,457

Modifications to Borrowers Experiencing Financial Difficulty

The Company periodically provides modifications to borrowers experiencing financial difficulty. Loan modifications, renewals, and refinancings where borrowers are experiencing financial difficulty are evaluated for classification as a modification to borrowers experiencing financial difficulty. To be classified as such, the modifications must be in the form of payment deferrals, term extensions, interest rate reductions, principal forgiveness or combinations of modification types. The determination of whether the borrower is experiencing financial difficulty is made on the date of the modification. When principal forgiveness is provided, the amount of principal forgiveness is charged off against the allowance for credit losses with a corresponding reduction in the amortized cost basis of the loan.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025
(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – residential	$1,155	$1,749	$—	$—	$725	$3,629	0.1%
Total	$1,155	$1,749	$—	$—	$725	$3,629	—%

Nine Months Ended September 30, 2025

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$5,747	$—	$—	$—	$5,747	0.2%
Real estate – commercial and farmland	—	700	—	9,690	—	10,390	0.1%
Real estate – residential	2,265	5,275	505	—	2,023	10,068	0.2%
Total	$2,265	$11,722	$505	$9,690	$2,023	$26,205	0.1%

Three Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – residential	$—	$3,185	$835	$2,833	$6,853	0.1%
Total	$—	$3,185	$835	$2,833	$6,853	—%

Nine Months Ended September 30, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$605	$—	$—	$—	$605	—%
Real estate – residential	—	8,671	1,336	4,170	14,177	0.3%
Total	$605	$8,671	$1,336	$4,170	$14,782	0.1%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $2.0 million and $179,000 at September 30, 2025 and December 31, 2024, respectively.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024, respectively:

Three Months Ended September 30, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – residential	Payments were deferred for a weighted average 10 months

Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 67 months

Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 36 months and rate was reduced by a weighted average 2.75%

Nine Months Ended September 30, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – residential	Payments were deferred for a weighted average of 9 months

Term Extension
Commercial and industrial	Maturity dates were extended for a weighted average of 13 months
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of 9 months
Real estate – residential	Maturity dates were extended for a weighted average of 83 months

Combination Payment Deferral and Term Extension
Real estate – commercial and farmland	Maturity dates were extended for a weighted average 3 months and payments were deferred for 12 months

Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 37 months and rate was reduced by a weighted average 1.42%

Combination Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for 7 months and rate was reduced by a weighted average 1.50%

Three Months Ended September 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Real estate – residential	Rate was reduced by 3.63%

Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 94 months

Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 101 months and rate was reduced by a weighted average 2.35%

Nine Months Ended September 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Real estate – residential	Rate was reduced by a weighted average 2.88%

Payment Deferral
Commercial and industrial	Payments were deferred for 16 months

Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 89 months

Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 104 months and rate was reduced by a weighted average 2.51%

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of September 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$5,747	$—	$—	$—	$5,747
Real estate – commercial and farmland	10,608	—	329	—	10,937
Real estate – residential	6,376	4,201	2,270	4,817	17,664
Total	$22,731	$4,201	$2,599	$4,817	$34,348

As of September 30, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$2,343	$959	$—	$—	$3,302
Real estate – commercial and farmland	2,544	—	—	—	2,544
Real estate – residential	11,189	2,872	615	2,572	17,248
Total	$16,076	$3,831	$615	$2,572	$23,094

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended September 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Combination Payment Deferral and Rate Reduction	Total
Real estate – commercial and farmland	$—	$—	$329	$—	$—	$329
Real estate – residential	5,128	1,638	—	4,017	505	$11,288
Total	$5,128	$1,638	$329	$4,017	$505	$11,617

The following table provides the amortized cost basis of financing receivables that had a payment default during the nine months ended September 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Combination Payment Deferral and Rate Reduction	Total
Real estate – commercial and farmland	$547	$—	$329	$—	$—	876
Real estate – residential	5,711	1,638	—	4,017	505	$11,871
Total	$6,258	$1,638	$329	$4,017	$505	$12,747

The following table provides the amortized cost basis of financing receivables that had a payment default during three months ended September 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Commercial and industrial	$—	$—	$959	$—	$959
Real estate – commercial and farmland	815	—	—	—	815
Real estate – residential	—	5,793	—	2,233	8,026
Total	$815	$5,793	$959	$2,233	$9,800

The following table provides the amortized cost basis of financing receivables that had a payment default during nine months ended September 30, 2024 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Commercial and industrial	$—	$—	$1,056	$—	$1,056
Real estate – commercial and farmland	815	—	—	—	815
Real estate – residential	—	6,400	—	2,233	8,633
Total	$815	$6,400	$1,056	$2,233	$10,504

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2025	December 31, 2024
FHLB borrowings:
Fixed Rate Advance due January 21, 2025; fixed interest rate of 4.430%	$—	$50,000
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	—	15,000
Daily Rate Credit due December 16, 2025; variable interest rate of 4.330%	185,000	—
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,358	1,366
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	940	946
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	874	984

Subordinated notes payable:
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $0 and $653, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month SOFR plus 3.63%	—	74,653
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $1,009 and $1,161, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753%	108,991	108,839

Other Debt:
Advance from correspondent bank due June 1, 2026; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	9,931	10,000
	$337,094	$291,788

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2025, $3.37 billion was available for borrowing on lines with the FHLB.

As of September 30, 2025, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2025, the Bank had $2.61 billion of loans pledged at the Federal Reserve discount window and had $2.10 billion available for borrowing.

Subordinated Debt

The Company redeemed its 5.875% Fixed-To-Floating Rate Subordinated Notes due 2030 in full on the September 1, 2025 interest payment date. These notes, which totaled $74 million outstanding, bore interest at 8.22% and were redeemed at par.

In August 2025, the Company notified holders of its 3.875% Fixed-To-Floating Rate Subordinated Notes due 2030 that it would be redeeming the notes in full at end of the fixed rate period on the October 1, 2025 interest payment date. These notes currently total $110 million outstanding and will be redeemed at par.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The reclassification for gains (losses) on sale of securities included in net income is recorded in net gain (loss) on securities in the consolidated statement of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2025
Balance, June 30, 2025	$(6,886)
Reclassification for gains included in net income, net of tax	(88)
Unrealized gain on debt securities available-for-sale, net of tax	12,145
Balance, September 30, 2025	$5,171

Three Months Ended September 30, 2024
Balance, June 30, 2024	$(38,020)
Unrealized gain on debt securities available-for-sale, net of tax	22,296
Balance, September 30, 2024	$(15,724)

Nine Months Ended September 30, 2025
Balance, December 31, 2024	$(30,119)
Reclassification for gains included in net income, net of tax	(88)
Unrealized gain on debt securities available-for-sale, net of tax	35,378
Balance, September 30, 2025	$5,171

Nine Months Ended September 30, 2024
Balance, December 31, 2023	$(35,939)
Unrealized gain on debt securities available-for-sale, net of tax	20,215
Balance, September 30, 2024	$(15,724)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average common shares outstanding	68,401,737	68,798,093	68,592,529	68,811,727
Common share equivalents:
Nonvested restricted share grants	112,168	127,894	110,779	112,042
Performance stock units	151,764	140,311	127,479	107,897
Average common shares outstanding, assuming dilution	68,665,669	69,066,298	68,830,787	69,031,666

There were no anti-dilutive securities excluded from the computation of earnings per share for the three months ended September 30, 2025 and 2024, respectively. There were 2,599 and 2,559 anti-dilutive securities excluded from the computation of earnings per share for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	September 30, 2025	December 31, 2024
Mortgage loans held for sale	$599,399	$528,599
SBA loans held for sale	4,737	—
Total loans held for sale	$604,136	$528,599

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

Net gains of $2.2 million and $10.1 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and nine months ended September 30, 2025, respectively. Net gains of $1.9 million and $4.4 million resulting from changes in fair value of these mortgage loans were recorded in income during the three and nine months ended September 30, 2024, respectively. A net gain of $4.1 million and a net loss of $4.3 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three and nine months ended September 30, 2025, respectively. A net loss of $2.2 million and a net gain of $5.2 million resulting from changes in the fair value of the related derivative financial instruments were recorded in income during the three and nine months ended September 30, 2024, respectively. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Aggregate fair value of mortgage loans held for sale	$599,399	$528,599
Aggregate unpaid principal balance of mortgage loans held for sale	585,799	525,071
Past-due loans of 90 days or more	667	—
Nonaccrual loans	667	—
Unpaid principal balance of nonaccrual loans	647	—

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Aggregate fair value of SBA loans held for sale	$4,737	$—
Aggregate unpaid principal balance	4,408	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2025 and December 31, 2024:

	Recurring Basis Fair Value Measurements
	September 30, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$684,890	$684,890	$—	$—
State, county and municipal securities	21,461	—	21,461	—
Corporate debt securities	10,411	—	9,361	1,050
SBA pool securities	12,912	—	12,912	—
Mortgage-backed securities	1,401,997	—	1,401,997	—
Loans held for sale	604,136	—	604,136	—
Derivative financial instruments	7,133	—	7,133	—
Mortgage banking derivative instruments	5,012	—	5,012	—
Total recurring assets at fair value	$2,747,952	$684,890	$2,062,012	$1,050
Financial liabilities:
Derivative financial instruments	$7,426	$—	$7,426	$—
Risk participation agreement	20	—	20	—
Mortgage banking derivative instruments	1,980	—	1,980	—
Total recurring liabilities at fair value	$9,426	$—	$9,426	$—

	Recurring Basis Fair Value Measurements
	December 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$796,464	$796,464	$—	$—
U.S. government sponsored agencies	994	—	994	—
State, county and municipal securities	24,740	—	24,740	—
Corporate debt securities	10,283	—	9,263	1,020
SBA pool securities	70,482	—	70,482	—
Mortgage-backed securities	768,297	—	768,297	—
Loans held for sale	528,599	—	528,599	—
Derivative financial instruments	8,717	—	8,717	—
Mortgage banking derivative instruments	7,299	—	7,299	—
Total recurring assets at fair value	$2,215,875	$796,464	$1,418,391	$1,020
Financial liabilities:
Derivative financial instruments	$8,718	$—	$8,718	$—
Risk participation agreement	13	—	13	—
Total recurring liabilities at fair value	$8,731	$—	$8,731	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2025 and December 31, 2024:

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Collateral-dependent loans	$31,069	$—	$—	$31,069
Other real estate owned	1,325	—	—	1,325
Total nonrecurring assets at fair value	$32,394	$—	$—	$32,394

December 31, 2024
Collateral-dependent loans	$45,697	$—	$—	$45,697
Other real estate owned	1,010	—	—	1,010
Total nonrecurring assets at fair value	$46,707	$—	$—	$46,707

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no changes in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2025
Recurring:
Debt securities available-for-sale	$1,050	Discounted cash flows	Probability of Default	10.4%	10.4%
			Loss Given Default	47%	47%
Nonrecurring:
Collateral-dependent loans	$31,069	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 50%	32%
Other real estate owned	$1,325	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 22%	16%
December 31, 2024
Recurring:
Debt securities available-for-sale	$1,020	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	45%	45%
Nonrecurring:
Collateral-dependent loans	$45,697	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 60%	30%
Other real estate owned	$1,010	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 44%	27%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		September 30, 2025
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$216,927	$216,927	$—	$—	$216,927
Interest-bearing deposits in banks	826,237	826,237	—	—	826,237
Debt securities held-to-maturity	202,581	—	187,612	—	187,612
Loans, net	20,882,011	—	—	20,585,880	20,585,880
Financial liabilities:
Deposits	22,228,078	—	22,225,008	—	22,225,008
Other borrowings	337,094	—	335,978	—	335,978
Subordinated deferrable interest debentures	133,804	—	142,010	—	142,010

		Fair Value Measurements
		December 31, 2024
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$244,980	$244,980	$—	$—	$244,980
Interest-bearing deposits in banks	975,397	975,397	—	—	975,397
Debt securities held-to-maturity	164,677	—	144,028	—	144,028
Loans, net	20,356,125	—	—	19,882,553	19,882,553
Financial liabilities:
Deposits	21,722,448	—	21,721,421	—	21,721,421
Other borrowings	291,788	—	291,213	—	291,213
Subordinated deferrable interest debentures	132,309	—	142,202	—	142,202

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$3,768,159	$3,578,227
Unused home equity lines of credit	456,812	437,304
Financial standby letters of credit	45,080	39,507
Mortgage interest rate lock commitments	339,782	192,528

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2025 and the year ended December 31, 2024.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$35,548	$30,566	$30,510	$41,558
Provision for unfunded commitments	11,446	(204)	16,484	(11,196)
Balance at end of period	$46,994	$30,362	$46,994	$30,362

Other Commitments

As of September 30, 2025, letters of credit issued by the FHLB totaling $1.3 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$245,322	$60,261	$18,803	$30,660	$355,046
Interest expense	47,262	40,082	11,329	18,409	117,082
Net interest income	198,060	20,179	7,474	12,251	237,964
Provision for credit losses	21,617	529	23	461	22,630
Noninterest income	35,419	40,081	756	18	76,274
Noninterest expense
Salaries and employee benefits	66,301	21,589	566	2,492	90,948
Occupancy and equipment	10,718	760	7	39	11,524
Data processing and communications expenses	14,668	1,232	57	101	16,058
Other expenses(1)	22,286	12,480	195	1,075	36,036
Total noninterest expense	113,973	36,061	825	3,707	154,566
Income before income tax expense	97,889	23,670	7,382	8,101	137,042
Income tax expense	22,824	4,970	1,550	1,669	31,013
Net income	$75,065	$18,700	$5,832	$6,432	$106,029

Total assets	$19,510,473	$4,693,083	$1,105,821	$1,790,452	$27,099,829
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	57,773	—	—	930	58,703

	Three Months Ended September 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$243,964	$60,789	$21,677	$28,716	$355,146
Interest expense	71,329	37,236	13,865	18,656	141,086
Net interest income	172,635	23,553	7,812	10,060	214,060
Provision for credit losses	5,566	254	(170)	457	6,107
Noninterest income	26,435	41,498	1,765	11	69,709
Noninterest expense
Salaries and employee benefits	62,634	23,233	621	2,212	88,700
Occupancy and equipment	10,725	957	6	28	11,716
Data processing and communications expenses	13,922	1,184	32	83	15,221
Other expenses(1)	22,619	12,164	217	1,140	36,140
Total noninterest expense	109,900	37,538	876	3,463	151,777
Income before income tax expense	83,604	27,259	8,871	6,151	125,885
Income tax expense	17,832	5,724	1,863	1,254	26,673
Net income	$65,772	$21,535	$7,008	$4,897	$99,212

Total assets	$18,983,335	$4,899,282	$1,001,666	$1,515,499	$26,399,782
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	71,164	—	—	3,777	74,941
(1) Other expenses for each reportable segment include credit resolution-related expenses, advertising and marketing expenses, amortization of intangible assets, and loan servicing expenses.

	Nine Months Ended September 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$717,852	$179,549	$52,177	$86,884	$1,036,462
Interest expense	144,078	115,495	31,710	53,563	344,846
Net interest income	573,774	64,054	20,467	33,321	691,616
Provision for credit losses	38,714	6,730	217	1,633	47,294
Noninterest income	93,418	112,536	3,203	51	209,208
Noninterest expense
Salaries and employee benefits	191,018	66,942	1,736	7,175	266,871
Occupancy and equipment	31,069	2,400	21	112	33,602
Data processing and communications expenses	41,884	3,920	154	321	46,279
Other expenses(1)	73,449	36,939	561	3,159	114,108
Total noninterest expense	337,420	110,201	2,472	10,767	460,860
Income before income tax expense	291,058	59,659	20,981	20,972	392,670
Income tax expense	67,645	12,528	4,406	4,293	88,872
Net income	$223,413	$47,131	$16,575	$16,679	$303,798

	Nine Months Ended September 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$722,943	$174,889	$57,540	$76,549	$1,031,921
Interest expense	212,303	104,307	37,408	50,534	404,552
Net interest income	510,640	70,582	20,132	26,015	627,369
Provision for credit losses	45,581	(296)	334	366	45,985
Noninterest income	90,325	130,408	3,533	32	224,298
Noninterest expense
Salaries and employee benefits	181,473	69,560	2,633	6,165	259,831
Occupancy and equipment	33,952	3,014	20	174	37,160
Data processing and communications expenses	40,862	3,826	116	264	45,068
Other expenses(1)	71,680	38,091	752	3,263	113,786
Total noninterest expense	327,967	114,491	3,521	9,866	455,845
Income before income tax expense	227,417	86,795	19,810	15,815	349,837
Income tax expense	59,950	18,227	4,160	3,191	85,528
Net income	$167,467	$68,568	$15,650	$12,624	$264,309
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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$1,169,971	$7,133	$7,426	$901,597	$8,717	$8,718
Risk participation agreement	26,096	—	20	26,163	—	13
Mortgage derivatives - interest rate lock commitments	339,782	5,012	—	192,528	1,504	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	1,174,374	—	1,980	1,153,717	5,795	—
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client derivatives and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three and nine months ended September 30, 2025 and 2024.

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2025	2024	2025	2024
Interest rate contracts(1)	Other noninterest income	$(48)	$(337)	$(291)	$(150)
Risk participation agreement	Other noninterest income	6	(24)	(7)	17
Interest rate lock commitments	Mortgage banking activity	(1,193)	257	3,508	1,425
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	5,255	(2,434)	(7,775)	3,808
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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	September 30, 2025	December 31, 2024
Loan Servicing Rights
Residential mortgage	$106,411	$112,514
SBA	2,618	2,926
Total loan servicing rights	$109,029	$115,440

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

During the three and nine months ended September 30, 2025, the Company recorded servicing fee income of $13.4 million and $38.6 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded servicing fee income of $14.0 million and $48.7 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing rights	2025	2024	2025	2024
Beginning carrying value, net	$126,022	$145,306	$112,514	$171,915
Additions	9,749	8,748	29,857	21,625
Amortization	(3,575)	(3,926)	(10,175)	(14,593)
Disposals	(25,785)	(48,273)	(25,785)	(77,092)
Ending carrying value, net	$106,411	$101,855	$106,411	$101,855

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	September 30, 2025	December 31, 2024
Residential mortgage servicing rights
Unpaid principal balance of loans serviced for others	$8,187,640	$8,856,724
Composition of residential loans serviced for others:
FHLMC	23.87%	24.51%
FNMA	64.12%	68.42%
GNMA	12.01%	7.07%
Total	100.00%	100.00%
Weighted average term (months)	353	353
Weighted average age (months)	41	33
Modeled prepayment speed	7.62%	7.37%
Decline in fair value due to a 10% adverse change	$(4,263)	$(2,474)
Decline in fair value due to a 20% adverse change	$(8,369)	$(5,227)
Weighted average discount rate	9.41%	10.79%
Decline in fair value due to a 10% adverse change	$(5,453)	$(3,283)
Decline in fair value due to a 20% adverse change	$(10,673)	$(7,379)

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

During the three and nine months ended September 30, 2025, the Company recorded servicing fee income of $518,000 and $1.5 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded servicing fee income of $538,000 and $1.7 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and valuation allowance:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
SBA servicing rights	2025	2024	2025	2024
Beginning carrying value, net	$2,786	$2,156	$2,926	$2,737
Additions	5	16	291	92
Amortization	(173)	(245)	(599)	(902)
Ending carrying value, net	$2,618	$1,927	$2,618	$1,927

(dollars in thousands)	September 30, 2025	December 31, 2024
SBA servicing rights
Unpaid principal balance of loans serviced for others	$223,159	$235,793
Weighted average life (in years)	3.38	3.18
Modeled prepayment speed	16.90%	18.95%
Decline in fair value due to a 10% adverse change	$(160)	$(192)
Decline in fair value due to a 20% adverse change	$(306)	$(366)
Weighted average discount rate	11.73%	11.27%
Decline in fair value due to a 100 basis point adverse change	$(81)	$(97)
Decline in fair value due to a 200 basis point adverse change	$(158)	$(190)

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2025, as compared with December 31, 2024, and operating results for the three and nine month periods ended September 30, 2025 and 2024. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2024 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $106.0 million, or $1.54 per diluted share, for the quarter ended September 30, 2025, compared with $99.2 million, or $1.44 per diluted share, for the same period in 2024. The Company’s return on average assets and average shareholders’ equity were 1.56% and 10.61%, respectively, in the third quarter of 2025, compared with 1.49% and 10.91%, respectively, in the third quarter of 2024.

Below is additional information regarding the banking, retail mortgage, warehouse lending and premium finance divisions of the Company during the third quarter of 2025 and 2024, respectively:

	Three Months Ended September 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$245,322	$60,261	$18,803	$30,660	$355,046
Interest expense	47,262	40,082	11,329	18,409	117,082
Net interest income	198,060	20,179	7,474	12,251	237,964
Provision for credit losses	21,617	529	23	461	22,630
Noninterest income	35,419	40,081	756	18	76,274
Noninterest expense
Salaries and employee benefits	66,301	21,589	566	2,492	90,948
Occupancy and equipment	10,718	760	7	39	11,524
Data processing and communications expenses	14,668	1,232	57	101	16,058
Other expenses	22,286	12,480	195	1,075	36,036
Total noninterest expense	113,973	36,061	825	3,707	154,566
Income before income tax expense	97,889	23,670	7,382	8,101	137,042
Income tax expense	22,824	4,970	1,550	1,669	31,013
Net income	$75,065	$18,700	$5,832	$6,432	$106,029

	Three Months Ended September 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$243,964	$60,789	$21,677	$28,716	$355,146
Interest expense	71,329	37,236	13,865	18,656	141,086
Net interest income	172,635	23,553	7,812	10,060	214,060
Provision for credit losses	5,566	254	(170)	457	6,107
Noninterest income	26,435	41,498	1,765	11	69,709
Noninterest expense
Salaries and employee benefits	62,634	23,233	621	2,212	88,700
Occupancy and equipment	10,725	957	6	28	11,716
Data processing and communications expenses	13,922	1,184	32	83	15,221
Other expenses	22,619	12,164	217	1,140	36,140
Total noninterest expense	109,900	37,538	876	3,463	151,777
Income before income tax expense	83,604	27,259	8,871	6,151	125,885
Income tax expense	17,832	5,724	1,863	1,254	26,673
Net income	$65,772	$21,535	$7,008	$4,897	$99,212

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2025 and 2024. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$883,976	$9,993	4.48%	$997,308	$13,633	5.44%
Investment securities - taxable	2,282,470	23,253	4.04%	1,733,418	15,555	3.57%
Investment securities - nontaxable	44,823	434	3.84%	41,496	426	4.08%
Loans held for sale	706,679	11,237	6.31%	575,461	9,142	6.32%
Loans	21,038,350	311,082	5.87%	21,023,629	317,358	6.01%
Total interest-earning assets	24,956,298	355,999	5.66%	24,371,312	356,114	5.81%
Noninterest-earning assets	2,015,836			2,071,672
Total assets	$26,972,134			$26,442,984

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,900,999	$18,230	1.85%	$3,753,528	$20,535	2.18%
MMDA	6,977,134	54,657	3.11%	6,508,770	61,620	3.77%
Savings accounts	756,383	813	0.43%	765,909	960	0.50%
Retail CDs	2,344,084	21,253	3.60%	2,478,875	26,775	4.30%
Brokered CDs	1,070,735	11,898	4.41%	1,493,352	19,808	5.28%
Total interest-bearing deposits	15,049,335	106,851	2.82%	15,000,434	129,698	3.44%
Non-deposit funding
Securities sold under agreements to repurchase	1	—	—%	—	—	—%
FHLB advances	443,243	4,863	4.35%	358,332	4,443	4.93%
Other borrowings	169,994	2,328	5.43%	298,073	3,514	4.69%
Subordinated deferrable interest debentures	133,541	3,040	9.03%	131,547	3,431	10.38%
Total non-deposit funding	746,779	10,231	5.44%	787,952	11,388	5.75%
Total interest-bearing liabilities	15,796,114	117,082	2.94%	15,788,386	141,086	3.55%
Demand deposits	6,849,129			6,622,952
Other liabilities	362,684			413,594
Shareholders’ equity	3,964,207			3,618,052
Total liabilities and shareholders’ equity	$26,972,134			$26,442,984
Interest rate spread			2.72%			2.26%
Net interest income		$238,917			$215,028
Net interest margin			3.80%			3.51%

On a tax-equivalent basis, net interest income for the third quarter of 2025 was $238.9 million, an increase of $23.9 million, or 11.11%, compared with $215.0 million reported in the same quarter in 2024. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest-earning assets increased $585.0 million, or 2.40%, from $24.37 billion in the third quarter of 2024 to $24.96 billion for the third quarter of 2025. This growth in interest-earning assets resulted primarily from increased investment in our bond portfolio and organic loan growth. The Company’s net interest margin during the third quarter of 2025 was 3.80%, up 29 basis points from 3.51% reported in the third quarter of 2024. Loan production amounted to $5.4 billion during the third quarter of 2025, with weighted average yields of 6.77%, compared with $5.1 billion and 7.52%, respectively, during the third quarter of 2024.

Total interest income, on a tax-equivalent basis, was relatively flat at $356.0 million during the third quarter of 2025, compared with $356.1 million in the same quarter of 2024.  Yields on earning assets decreased to 5.66% during the third quarter of 2025, compared with 5.81% reported in the third quarter of 2024. During the third quarter of 2025, loans comprised 87.1% of average earning assets, compared with 88.6% in the same quarter of 2024. Yields on loans decreased to 5.87% in the third quarter of 2025, compared with 6.01% in the same period of 2024. Yields on taxable investment securities increased to 4.04% in the third quarter of 2025, compared with 3.57% in the same period of 2024.

The yield on interest-bearing deposits decreased from 3.44% in the third quarter of 2024 to 2.82% in the third quarter of 2025. The yield on total interest-bearing liabilities decreased from 3.55% in the third quarter of 2024 to 2.94% in the third quarter of 2025. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 2.05% in the third quarter of 2025, compared with 2.50% during the third quarter of 2024. Deposit costs decreased from 2.39% in the third quarter of 2024 to 1.94% in the third quarter of 2025. Non-deposit funding costs decreased from 5.75% in the third quarter of 2024 to 5.44% in the third quarter of 2025.

Provision for Credit Losses

The Company’s provision for credit losses during the third quarter of 2025 amounted to $22.6 million, compared with $6.1 million in the third quarter of 2024. The provision for credit losses for the third quarter of 2025 was comprised of $11.2 million related to loans, $11.4 million related to unfunded commitments and $8,000 related to other credit losses, compared with $6.3 million related to loans, negative $204,000 related to unfunded commitments and negative $2,000 related to other credit losses for the third quarter of 2024. The increase in the provision for credit losses on loans is primarily attributable to the updated economic forecast, an increase in the office portfolio qualitative factor and changes in the portfolio mix. The increase in the provision for unfunded commitments primarily resulted from new loan production not yet funded and an increase in loss rates attributable to the updated economic forecast. Non-performing assets as a percentage of total assets decreased seven basis points to 0.40% at September 30, 2025, compared with 0.47% at December 31, 2024. The decrease in non-performing assets is primarily attributable to decreases in nonaccrual loans of $5.3 million and accruing loans delinquent 90 days or more of $8.4 million. The Company recognized net charge-offs on loans during the third quarter of 2025 of approximately $7.4 million, or 0.14% of average loans on an annualized basis, compared with net charge-offs of approximately $8.1 million, or 0.15%, in the third quarter of 2024. The Company’s total allowance for credit losses on loans at September 30, 2025 was $345.3 million, or 1.62% of total loans, compared with $338.1 million, or 1.63% of total loans, at December 31, 2024.

Noninterest Income

Total noninterest income for the third quarter of 2025 was $76.3 million, an increase of $6.6 million, or 9.4%, from the $69.7 million reported in the third quarter of 2024. Income from mortgage banking activities was $40.7 million in the third quarter of 2025, an increase of $2.7 million, or 7.2%, from $37.9 million in the third quarter of 2024. Total production in the third quarter of 2025 amounted to $1.09 billion, compared with $1.16 billion in the same quarter of 2024, while gain on sale spread increased to 2.20% in the third quarter of 2025, compared with 2.17% in the same quarter of 2024. The retail mortgage open pipeline finished the third quarter of 2025 at $787.2 million, compared with $719.1 million at June 30, 2025 and $813.7 million at the end of the third quarter of 2024.

Service charges on deposit accounts increased $1.0 million, or 7.8%, to $13.9 million in the third quarter of 2025, compared with $12.9 million in the third quarter of 2024. The increase in service charges on deposit accounts was primarily attributable to increases in fee income on commercial accounts and debit card interchange income. Net gains on the sale of securities increased $1.6 million in the third quarter of 2025, compared with a net loss of $8,000 during the third quarter of 2024. Income from equipment finance activity increased $3.5 million, or 64.1%, to $8.9 million for the third quarter of 2025, compared with $5.4 million during the third quarter of 2024. The increase in equipment finance activity was primarily related to increased non-insurance charges. Other noninterest income decreased $2.2 million, or 17.7%, to $10.1 million for the third quarter of 2025, compared with $12.3 million during the third quarter of 2024. The decrease in other noninterest income was primarily attributable to a decrease in gain on sale of mortgage servicing rights of $5.1 million, partially offset by increases in derivative fee income of $1.9 million and gain on sale of SBA loans of $393,000.

Noninterest Expense

Total noninterest expense for the third quarter of 2025 increased $2.8 million, or 1.8%, to $154.6 million, compared with $151.8 million in the same quarter 2024. Salaries and employee benefits increased $2.2 million, or 2.5%, from $88.7 million in the third quarter of 2024 to $90.9 million in the third quarter of 2025, due primarily to annual merit increases and an increase in incentives, partially offset by decreases in mortgage commissions attributable to lower production and share-based compensation. Data processing and communication expenses increased $837,000, or 5.5%, to $16.1 million in the third quarter of 2025, compared with $15.2 million in the third quarter of 2024, with the increase primarily resulting from increased volume. Advertising and marketing expense was $3.4 million in the third quarter of 2025, compared with $4.0 million in the third quarter of 2024. Amortization of intangible assets decreased $301,000, or 7.2%, from $4.2 million in the third quarter of 2024 to $3.9 million in the third quarter of 2025. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $484,000, or 5.6%, from $8.6 million in the third quarter of 2024 to $8.1 million in the third quarter of 2025, primarily attributable to the sale of mortgage servicing rights in the second and third quarters of 2024, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $383,000, or 2.0%, from $19.5 million in the third quarter of 2024 to $19.9 million in the third quarter of 2025, due primarily to an increase in legal and other professional fees of $522,000, partially offset by a decrease of $150,000 in natural disaster expenses.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the third quarter of 2025, the Company reported income tax expense of $31.0 million, compared with $26.7 million in the same period of 2024. The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 22.6% and 21.2%, respectively. The increase in the effective rate for the three months ended September 30, 2025 is primarily related to a favorable return-to-provision adjustment resulting from reduced state apportionment during the third quarter of 2024, with no such adjustment in the third quarter of 2025.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $303.8 million, or $4.41 per diluted share, for the nine months ended September 30, 2025, compared with $264.3 million, or $3.83 per diluted share, for the same period in 2024. The Company’s return on average assets and average shareholders’ equity were 1.52% and 10.48%, respectively, in the nine months ended September 30, 2025, compared with 1.36% and 9.98%, respectively, in the same period in 2024. Results for the first nine months of 2025 include a pre-tax gain on sale of mortgage servicing rights of $467,000, a pre-tax gain on BOLI proceeds of $401,000 and a pre-tax reduction in FDIC special assessment of $318,000. During the first nine months of 2024, the Company recorded a pre-tax gain on conversion of its Visa Class B-1 stock of $12.6 million, a pre-tax gain on sale of mortgage servicing rights of $10.0 million, a pre-tax FDIC special assessment of $2.0 million, a pre-tax gain on BOLI proceeds of $1.5 million and a pre-tax natural disaster expense of $150,000. Additionally, the Company recorded $4.8 million in tax expense attributable to BOLI restructuring.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$717,852	$179,549	$52,177	$86,884	$1,036,462
Interest expense	144,078	115,495	31,710	53,563	344,846
Net interest income	573,774	64,054	20,467	33,321	691,616
Provision for loan losses	38,714	6,730	217	1,633	47,294
Noninterest income	93,418	112,536	3,203	51	209,208
Noninterest expense
Salaries and employee benefits	191,018	66,942	1,736	7,175	266,871
Occupancy and equipment	31,069	2,400	21	112	33,602
Data processing and communications expenses	41,884	3,920	154	321	46,279
Other expenses	73,449	36,939	561	3,159	114,108
Total noninterest expense	337,420	110,201	2,472	10,767	460,860
Income before income tax expense	291,058	59,659	20,981	20,972	392,670
Income tax expense	67,645	12,528	4,406	4,293	88,872
Net income	$223,413	$47,131	$16,575	$16,679	$303,798

	Nine Months Ended September 30, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$722,943	$174,889	$57,540	$76,549	$1,031,921
Interest expense	212,303	104,307	37,408	50,534	404,552
Net interest income	510,640	70,582	20,132	26,015	627,369
Provision for loan losses	45,581	(296)	334	366	45,985
Noninterest income	90,325	130,408	3,533	32	224,298
Noninterest expense
Salaries and employee benefits	181,473	69,560	2,633	6,165	259,831
Occupancy and equipment	33,952	3,014	20	174	37,160
Data processing and communications expenses	40,862	3,826	116	264	45,068
Other expenses	71,680	38,091	752	3,263	113,786
Total noninterest expense	327,967	114,491	3,521	9,866	455,845
Income before income tax expense	227,417	86,795	19,810	15,815	349,837
Income tax expense	59,950	18,227	4,160	3,191	85,528
Net income	$167,467	$68,568	$15,650	$12,624	$264,309

Net Interest Income and Margins

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2025 and 2024. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$938,312	$31,497	4.49%	$940,548	$38,646	5.49%
Investment securities - taxable	2,133,805	62,441	3.91%	1,665,902	45,595	3.66%
Investment securities - nontaxable	42,517	1,273	4.00%	41,393	1,267	4.09%
Loans held for sale	668,177	31,860	6.38%	463,680	22,679	6.53%
Loans	20,864,180	912,200	5.85%	20,722,659	926,612	5.97%
Total interest-earning assets	24,646,991	1,039,271	5.64%	23,834,182	1,034,799	5.80%
Noninterest-earning assets	2,008,689			2,065,435
Total assets	$26,655,680			$25,899,617

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$3,942,766	$54,680	1.85%	$3,802,501	$62,129	2.18%
MMDA	6,935,931	160,387	3.09%	6,238,615	173,905	3.72%
Savings accounts	763,248	2,469	0.43%	781,072	2,930	0.50%
Retail CDs	2,391,146	66,350	3.71%	2,429,505	77,062	4.24%
Brokered CDs	1,059,911	34,976	4.41%	1,347,836	53,091	5.26%
Total interest-bearing deposits	15,093,002	318,862	2.82%	14,599,529	369,117	3.38%
Non-deposit funding
FHLB advances	307,354	9,733	4.23%	375,328	14,188	5.05%
Other borrowings	185,574	7,177	5.17%	304,554	10,967	4.81%
Subordinated deferrable interest debentures	133,046	9,074	9.12%	131,052	10,280	10.48%
Total non-deposit funding	625,974	25,984	5.55%	810,934	35,435	5.84%
Total interest-bearing liabilities	15,718,976	344,846	2.93%	15,410,463	404,552	3.51%
Demand deposits	6,714,016			6,528,572
Other liabilities	346,284			423,023
Shareholders’ equity	3,876,404			3,537,559
Total liabilities and shareholders’ equity	$26,655,680			$25,899,617
Interest rate spread			2.71%			2.29%
Net interest income		$694,425			$630,247
Net interest margin			3.77%			3.53%

On a tax-equivalent basis, net interest income for the nine months ended September 30, 2025 was $694.4 million, an increase of $64.2 million, or 10.18%, compared with $630.2 million reported in the same period of 2024. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest earning assets increased $812.8 million, or 3.41%, from $23.83 billion in the first nine months of 2024 to $24.65 billion for the first nine months of 2025. This growth in interest-earning assets resulted primarily from increased investment in our bond portfolio and organic loan growth. The Company’s net interest margin during the first nine months of 2025 was 3.77%, an increase of 24 basis points from 3.53% reported for the first nine months of 2024. Loan production amounted to $15.1 billion during the first nine months of 2025, with weighted average yields of 6.79%, compared with $14.1 billion and 7.54%, respectively, during the first nine months of 2024.

Total interest income, on a tax-equivalent basis, increased to $1.04 billion during the nine months ended September 30, 2025, compared with $1.03 billion in the same period of 2024. Yields on earning assets decreased to 5.64% during the first nine months of 2025, compared with 5.80% reported in the same period of 2024. During the first nine months of 2025, loans comprised 87.4% of average earning assets, compared with 88.9% in the same period of 2024. Yields on loans decreased to 5.85% during the nine months ended September 30, 2025, compared with 5.97% in the same period of 2024. Yields on taxable investment securities increased to 3.91% during the nine months ended September 30, 2025, compared with 3.66% in the same period of 2024.

The yield on total interest-bearing liabilities decreased from 3.51% during the nine months ended September 30, 2024 to 2.93% in the same period of 2025. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 2.06% in the first nine months of 2025, compared with 2.46% during the same period of 2024. Deposit costs decreased from 2.33% in the first nine months of 2024 to 1.95% in the same period of 2025. Non-deposit funding costs decreased from 5.84% in the first nine months of 2024 to 5.55% in the same period of 2025.

Provision for Credit Losses

The Company’s provision for credit losses during the nine months ended September 30, 2025 amounted to $47.3 million, compared with $46.0 million in the nine months ended September 30, 2024. This increase was primarily attributable to an increase in unfunded commitments, the updated economic forecast during the first nine months of 2025 and organic loan growth, partially offset by a shift in the loan mix. The provision for credit losses for the first nine months of 2025 was comprised of $30.8 million related to loans, $16.5 million related to unfunded commitments and $5,000 related to other credit losses, compared with $57.2 million related to loans, negative $11.2 million related to unfunded commitments and negative $3,000 related to other credit losses for the same period in 2024. Non-performing assets as a percentage of total assets decreased from 0.47% at December 31, 2024 to 0.40% at September 30, 2025. The decrease in non-performing assets is primarily attributable to a decrease in nonaccrual loans of $5.3 million and a decrease in accruing loans delinquent 90 days or more of $8.4 million. Net charge-offs on loans during the first nine months of 2025 were $23.6 million, or 0.15% of average loans on an annualized basis, compared with approximately $29.8 million, or 0.19%, in the first nine months of 2024. The Company’s total allowance for credit losses on loans at September 30, 2025 was $345.3 million, or 1.62% of total loans, compared with $338.1 million, or 1.63% of total loans, at December 31, 2024.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2025 was $209.2 million, a decrease of $15.1 million, or 6.7%, from the $224.3 million reported for the nine months ended September 30, 2024. This decrease primarily resulted from decreases in gains on sale of mortgage servicing rights and securities, partially offset by an increase in equipment finance activity.  Income from mortgage banking activities decreased $8.6 million, or 7.0%, from $123.8 million in the first nine months of 2024 to $115.1 million in the same period of 2025. Total production in the first nine months of 2025 amounted to $3.30 billion, compared with $3.39 billion in the same period of 2024, while gain on sale spread decreased to 2.20% during the nine months ended September 30, 2025, compared with 2.37% in the same period of 2024. The retail mortgage open pipeline was $787.2 million at September 30, 2025, compared with $638.5 million at December 31, 2024 and $813.7 million at September 30, 2024.

Net gain on securities decreased to $1.6 million for the nine months ended September 30, 2025, compared with a gain of $12.3 million for the nine months ended September 30, 2024. This decrease was primarily due to a gain of $12.6 million relating to the conversion of Visa Class B-1 stock, and related realized gain (loss) on subsequent sales and mark-to-market adjustments post-conversion, during the first nine months of 2024 that did not repeat in the first nine months of 2025. Other noninterest income decreased $5.2 million, or 16.4%, to $26.4 million for the first nine months of 2025, compared with $31.6 million during the same period of 2024. The decrease in other noninterest income was primarily attributable to decreases in gain on sale of mortgage servicing rights of $9.5 million and gain on BOLI proceeds of $1.1 million, compared with the nine months ended September 30, 2024. These decreases were partially offset by increases in derivative fee income of $1.3 million, gain on sale of SBA loans of $1.3 million, commercial card interchange income of $671,000 and BOLI income of $1.7 million.

Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2025 increased $5.0 million, or 1.1%, to $460.9 million, compared with $455.8 million in the same period of 2024. Salaries and employee benefits increased $7.0 million, or 2.7%, from $259.8 million in the first nine months of 2024 to $266.9 million in the same period of 2025, due primarily to annual merit increases and increases in incentives of $3.4 million, healthcare costs of $2.1 million and share-based compensation of $354,000, partially offset by a decrease in mortgage commissions of $2.4 million attributable to lower production. Occupancy and equipment expenses decreased $3.6 million, or 9.6%, to $33.6 million in the first nine months of 2025 from $37.2 million reported in the same period of 2024, primarily driven by lower depreciation expense and decreases in both building rent and repairs and maintenance. Data processing and communications expenses increased $1.2 million, or 2.7%, to $46.3 million in the first nine months of 2025, from $45.1 million reported in the same period of 2024. Amortization of intangible assets decreased $1.0 million, or 7.3%, from $13.0 million in the first nine months of 2024 to $12.1 million in the first nine months of 2025. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $4.0 million, or 14.3%, from $27.9 million in the first nine months of 2024 to $23.9 million in the same period of 2025, primarily attributable to the sale of mortgage servicing rights in the second and third quarters of 2024, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Other noninterest expenses increased $4.2 million, or 6.7%, from $61.8 million in the first nine months of 2024 to $66.0 million in the same period of 2025, due primarily to increases in donations of $5.0 million and deposit and debit card losses of $1.6 million. These increases in other noninterest expense were partially offset by a decrease in FDIC special assessment expenses of $2.3 million.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the nine months ended September 30, 2025, the Company reported income tax expense of $88.9 million, compared with $85.5 million in the same period of 2024. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 22.6% and 24.4%, respectively. The decrease in the effective tax rate is primarily a result of a $4.8 million tax expense related to BOLI surrender during the first nine months of 2024 that did not repeat in 2025.

Financial Condition as of September 30, 2025

Securities

Debt securities classified as available-for-sale are recorded at fair value with unrealized holding gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect. Securities available-for-sale may be bought and sold in response to changes in market conditions, including, but not limited to, fluctuations in interest rates, changes in securities' prepayment risk, increases in loan demand, general liquidity needs and positioning the portfolio to take advantage of market conditions that create more economically attractive returns. Debt securities which are classified as held-to-maturity are done so based on management's positive intent and ability to hold such securities to maturity and are carried at amortized cost. Restricted equity securities are classified as other investment securities and are carried at cost and are periodically evaluated for impairment based on the ultimate recovery of par value or cost basis.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.

The following table is a summary of our investment portfolio at the dates indicated:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$677,981	$684,890	$800,860	$796,464
U.S. government-sponsored agencies	—	—	1,010	994
State, county and municipal securities	21,998	21,461	25,802	24,740
Corporate debt securities	10,945	10,411	10,946	10,283
SBA pool securities	13,603	12,912	72,036	70,482
Mortgage-backed securities	1,397,223	1,401,997	797,542	768,297
Total debt securities available-for-sale	$2,121,750	$2,131,671	$1,708,196	$1,671,260

Securities held-to-maturity
State, county and municipal securities	$33,483	$28,351	$33,623	$27,409
Mortgage-backed securities	169,098	159,261	131,054	116,619
Total debt securities held-to-maturity	$202,581	$187,612	$164,677	$144,028

The amounts of securities available-for-sale and held-to-maturity in each category as of September 30, 2025 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$246,008	4.27%	$3,681	4.06%	$1,000	4.81%
After one year through five years	388,148	3.47	10,861	3.92	7,961	6.16
After five years through ten years	50,734	4.36	6,919	3.94	—	—
After ten years	—	—	—	—	1,450	7.55
	$684,890	3.82%	$21,461	3.95%	$10,411	6.28%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$662	1.89%	$48,558	2.80%
After one year through five years	865	3.39	245,963	3.24
After five years through ten years	10,244	2.62	206,132	4.39
After ten years	1,141	5.52	901,344	4.51
	$12,912	2.89%	$1,401,997	4.21%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$8,812	1.01%
After one year through five years	—	—	35,527	4.17
After five years through ten years	—	—	72,694	2.93
After ten years	33,483	3.94	52,065	3.54
	$33,483	3.94%	$169,098	3.28%
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

Loans and Allowance for Credit Losses

At September 30, 2025, gross loans outstanding (including loans and loans held for sale) were $21.86 billion, an increase of $594.0 million from $21.27 billion reported at December 31, 2024. Loans increased $518.5 million, or 2.5%, from $20.74 billion at December 31, 2024 to $21.26 billion at September 30, 2025. Loans held for sale increased from $528.6 million at December 31, 2024 to $604.1 million at September 30, 2025 primarily in our mortgage division.

At the end of the third quarter of 2025, the ACL on loans totaled $345.3 million, or 1.62% of loans, compared with $338.1 million, or 1.63% of loans, at December 31, 2024. Our nonaccrual loans decreased from $102.2 million at December 31, 2024 to $97.0 million at September 30, 2025. For the first nine months of 2025, our net charge off ratio as a percentage of average loans decreased to 0.15%, compared with 0.19% for the first nine months of 2024. The total provision for credit losses for the first nine months of 2025 was $47.3 million, compared with a provision of $46.0 million recorded for the first nine months of 2024. Our ratio of total nonperforming assets to total assets was down seven basis points from 0.47% at December 31, 2024 to 0.40% at September 30, 2025.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Balance of allowance for credit losses on loans at beginning of period	$338,084	$307,100
Provision charged to operating expense	30,805	57,184
Charge-offs:
Commercial and industrial	32,368	40,150
Consumer	2,573	2,974
Premium finance	7,018	6,910
Real estate – commercial and farmland	692	571
Real estate – residential	590	49
Total charge-offs	43,241	50,654

Recoveries:
Commercial and industrial	12,172	12,286
Consumer	783	1,077
Premium finance	6,112	6,605
Real estate – construction and development	36	54
Real estate – commercial and farmland	216	655
Real estate – residential	327	150
Total recoveries	19,646	20,827
Net charge-offs	23,595	29,827
Balance of allowance for credit losses on loans at end of period	$345,294	$334,457

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Allowance for credit losses on loans at end of period	$345,294	$334,457
Net charge-offs for the period	23,595	29,827
Loan balances:
End of period	21,258,374	20,964,981
Average for the period	20,864,180	20,722,659
Net charge-offs as a percentage of average loans (annualized)	0.15%	0.19%
Allowance for credit losses on loans as a percentage of end of period loans	1.62%	1.60%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$3,299,269	$2,953,135
Consumer	202,688	221,735
Mortgage warehouse	1,083,941	965,053
Municipal	437,823	441,408
Premium finance	1,358,259	1,155,614
Real estate – construction and development	1,411,178	1,998,506
Real estate – commercial and farmland	9,054,927	8,445,958
Real estate – residential	4,410,289	4,558,497
	$21,258,374	$20,739,906

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of September 30, 2025 and December 31, 2024 is below:

September 30, 2025 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$119,271	$2,113	$882	$122,266
Multifamily residential	1,969,501	—	—	1,969,501
Owner occupied CRE	1,710,782	7,617	25,249	1,743,648
Non-owner occupied CRE	5,180,396	18,274	20,842	5,219,512
Total real estate - commercial and farmland	$8,979,950	$28,004	$46,973	$9,054,927

December 31, 2024 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$137,503	$2,169	$1,192	$140,864
Multifamily residential	1,454,772	—	—	1,454,772
Owner occupied CRE	1,839,329	11,826	28,905	1,880,060
Non-owner occupied CRE	4,872,745	82,341	15,176	4,970,262
Total real estate - commercial and farmland	$8,304,349	$96,336	$45,273	$8,445,958

Investor CRE, which includes multifamily residential and non-owner occupied CRE loans, has several dynamics which individually, or in combination, pose potential challenges to the portfolio. These include levels of interest rates above those at origination for loan renewals and changes to occupancy rates as firms reevaluate space needs in light of factors such as the expansion of hybrid and remote work. The primary repayment source for these loans is cash flows from the securing property. The Company in the normal course performs periodic evaluations of its portfolio for continued soundness and appropriate risk ratings. These reviews include evaluation of current financials, stressed cash flows at increased interest rates and evaluation of property values at various occupancy levels and cap rates. The Company's Investor CRE portfolio continues to perform favorably with modest levels of past-due loans, such that past-due loans represented approximately eight basis points of Investor CRE loans at September 30, 2025.

The Company's multifamily residential portfolio is diversified geographically with the majority residing within our five-state footprint. Below is a summary of the multifamily residential portfolio by significant metropolitan statistical areas (“MSAs”) or state as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
September 30, 2025	$289,469	$243,450	$219,836	$211,823	$368,355	$140,581	$234,307	$53,239	$208,441	$1,969,501
December 31, 2024	239,371	237,679	150,344	147,590	208,835	158,247	85,517	53,933	173,256	1,454,772

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type and significant MSAs or state as of September 30, 2025 and December 31, 2024:

September 30, 2025 (dollars in thousands)	Atlanta	Other Georgia	Jacksonville	Orlando	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
Retail	$492,382	$201,346	$226,692	$165,108	$257,879	$346,197	$164,677	$108,094	$152,918	$2,115,293
Office	512,238	23,500	70,517	134,615	176,458	182,228	89,230	4,136	61,279	1,254,201
Warehouse / industrial	322,946	11,822	45,536	72,049	97,792	89,958	94,390	8,426	160,294	903,213
Hotel	51,702	22,844	93,331	43,044	97,462	63,388	20,995	2,237	15,198	410,201
Mini storage warehouse	50,280	32,585	28,105	39,633	38,753	27,817	32,766	17,698	67,703	335,340
Assisted living facilities	68,349	—	—	20	39,365	431	—	—	313	108,478
Miscellaneous	30,102	9,736	9,450	15,746	14,547	4,156	7,833	—	1,216	92,786
Total non-owner occupied CRE	$1,527,999	$301,833	$473,631	$470,215	$722,256	$714,175	$409,891	$140,591	$458,921	$5,219,512

December 31, 2024 (dollars in thousands)	Atlanta	Other Georgia	Jacksonville	Orlando	Other Florida	South Carolina	North Carolina	Alabama	Other	Total
Retail	$481,751	$169,255	$231,823	$175,140	$228,464	$344,985	$135,078	$106,166	$147,454	$2,020,116
Office	515,359	26,469	74,001	136,099	168,620	186,856	73,247	4,243	62,062	1,246,956
Warehouse / industrial	277,679	13,433	46,838	11,900	72,919	76,785	80,222	679	109,808	690,263
Hotel	43,500	27,383	102,186	47,249	104,365	73,960	12,204	2,369	16,248	429,464
Mini storage warehouse	51,505	37,427	32,432	40,441	41,402	39,118	33,204	18,035	67,552	361,116
Assisted living facilities	69,402	—	4,641	19	39,618	455	—	—	—	114,135
Miscellaneous	38,514	13,491	9,945	17,388	11,537	7,477	7,432	1,158	1,270	108,212
Total non-owner occupied CRE	$1,477,710	$287,458	$501,866	$428,236	$666,925	$729,636	$341,387	$132,650	$404,394	$4,970,262

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

Nonaccrual loans totaled $97.0 million at September 30, 2025, a decrease of $5.3 million, or 5.1%, from $102.2 million at December 31, 2024. Accruing loans delinquent 90 days or more totaled $9.3 million at September 30, 2025, a decrease of $8.4 million, or 47.4%, compared with $17.7 million at December 31, 2024. At September 30, 2025, OREO totaled $3.1 million, an increase of $704,000, or 28.9%, compared with $2.4 million at December 31, 2024. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2025, total non-performing assets as a percent of total assets was down seven basis points from 0.47% at December 31, 2024 to 0.40% at September 30, 2025.

Non-performing assets at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans(1)	$96,963	$102,218
Accruing loans delinquent 90 days or more	9,325	17,733
Repossessed assets	3	9
Other real estate owned	3,137	2,433
Total non-performing assets	$109,428	$122,393

(1) Included in nonaccrual loans were $19.7 million and $12.0 million of serviced GNMA-guaranteed nonaccrual loans at September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. The primary risks of CRE lending are:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2025 and December 31, 2024. The loan categories and concentrations below are based on Federal Reserve Call codes:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,411,178	7%	$1,998,506	10%
Multi-family loans	1,969,501	8%	1,454,772	7%
Nonfarm non-residential loans (excluding owner-occupied)	5,219,512	25%	4,970,262	24%
Total CRE Loans (excluding owner-occupied)	8,600,191	40%	8,423,540	41%
All other loan types	12,658,183	60%	12,316,366	59%
Total Loans	$21,258,374	100%	$20,739,906	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s tier I capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of September 30, 2025 and December 31, 2024:

	Internal Limit	Actual
		September 30, 2025	December 31, 2024
Construction and development loans	100%	42%	63%
Total CRE loans (excluding owner-occupied)	300%	261%	268%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of IRLC instruments amounted to an asset of $5.0 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024 forward contracts were recorded as a liability of $2.0 million and an asset of $5.8 million, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $7.1 million and $8.7 million at September 30, 2025 and December 31, 2024, respectively, and a liability of $7.4 million and $8.7 million at September 30, 2025 and December 31, 2024, respectively.

Deposits

Total deposits at the Company increased $505.6 million, or 2.3%, to $22.23 billion at September 30, 2025, compared with $21.72 billion at December 31, 2024. Noninterest-bearing deposits increased $258.9 million, or 4.0%, and interest-bearing deposits increased $246.7 million, or 1.6%, during the first nine months of 2025. At September 30, 2025, the Company had approximately $1.20 billion in short-term brokered CDs, compared with $804.9 million at December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had estimated uninsured deposits of $10.37 billion and $10.24 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $2.86 billion, or 27.6%, of the uninsured deposits at September 30, 2025 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the increase in the size of the program to $200.0 million, being announced on October 20, 2025. As a result, the Company is currently authorized to engage in additional share repurchases up to $200.0 million through October 31, 2026.  Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2025, an aggregate of $36.3 million, or 591,772 shares of the Company's common stock, had been repurchased under the program's October 24, 2024 renewal.

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

As of September 30, 2025, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios for the Company and the Bank at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.39%	10.74%
Ameris Bank	11.59%	11.17%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	13.20%	12.65%
Ameris Bank	13.43%	13.15%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	13.20%	12.65%
Ameris Bank	13.43%	13.15%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	15.05%	15.37%
Ameris Bank	14.69%	14.75%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2025 and December 31, 2024, the net carrying value of the Company’s other borrowings was $337.1 million and $291.8 million, respectively. At September 30, 2025, the Company had availability with the FHLB and FRB Discount Window of $3.37 billion and $2.10 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Investment securities available-for-sale to total deposits	9.59%	8.53%	8.87%	7.69%	6.59%
Loans (net of unearned income) to total deposits	95.64%	95.94%	94.50%	95.48%	95.82%
Interest-earning assets to total assets	92.60%	92.29%	92.30%	91.94%	92.09%
Interest-bearing deposits to total deposits	69.60%	68.99%	69.22%	70.08%	69.51%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2025 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $5.0 million and $7.3 million at September 30, 2025 and December 31, 2024, respectively, and a liability of $2.0 million at September 30, 2025. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $7.1 million and $8.7 million at September 30, 2025 and December 31, 2024, respectively, and a liability of $7.4 million and $8.7 million at September 30, 2025 and December 31, 2024, respectively.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a 12-month and 24-month period is subjected to gradual and parallel shocks of the various increases and decreases in market rates shown in the table below, and is monitored on a quarterly basis.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing October 1, 2025. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	1.6%	14.1%
300	1.4%	10.9%
200	1.1%	7.6%
100	0.7%	4.0%
(100)	(0.4)%	(4.3)%
(200)	(0.4)%	(8.8)%
(300)	0.2%	(13.3)%

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

During the quarter ended September 30, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
July 1, 2025 through July 31, 2025	58,000	$68.78	58,000	$68,196,613
August 1, 2025 through August 31, 2025	67,900	$66.14	67,900	$63,705,775
September 1, 2025 through September 30, 2025	—	$—	—	$63,705,775
Total	125,900	$67.36	125,900	$63,705,775
(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the increase in the size of the program to $200.0 million, being announced on October 20, 2025. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $200.0 million through October 31, 2026. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2025, an aggregate of $36.3 million, or 591,772 shares of the Company's common stock, had been repurchased under the program's October 24, 2024 renewal.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated: November 7, 2025	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)