Form 10-K
period 2025-12-31
Ameris Bancorp
filed 2026-02-26
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025, or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                         ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $4.21 billion.
As of February 20, 2026, the registrant had outstanding 67,880,297 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

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

•our ability to attract and retain key employees and their customer and community relationships;

•the impact of any future U.S. federal government shutdown and uncertainty regarding the U.S. government's debt limit and credit rating;

•the costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto;

•fluctuation in our stock price and general volatility in the stock market; and

•the effects of any damage to our reputation resulting from developments related to any of the items identified above.

Our management believes the forward-looking statements about us are reasonable. However, you should not place undue reliance on them, which reflect management's opinions only as of the date hereof. Any forward-looking statements in this Annual Report and the documents incorporated by reference herein are not guarantees of future performance. They involve risks, uncertainties and assumptions, and actual results, developments and business decisions may differ from those contemplated by those forward-looking statements, and such differences may be material. Many of the factors that will determine these results are beyond our ability to control or predict. Except as required by law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section.

PART I

As used in this Annual Report, the terms “we,” “us,” “our,” “Ameris” and the “Company” refer to Ameris Bancorp and its subsidiaries (unless the context indicates another meaning).

ITEM 1. BUSINESS

OVERVIEW

We are a financial holding company whose business is conducted primarily through our wholly owned banking subsidiary, Ameris Bank (the “Bank”), which provides a full range of banking services to its retail and commercial customers who are primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Company’s executive office is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305, our telephone number is (404) 639-6500 and our internet address is www.amerisbank.com. We operate 163 full-service domestic banking offices. We do not operate in any foreign countries. At December 31, 2025, we had approximately $27.52 billion in total assets, $22.14 billion in total loans, $22.38 billion in total deposits and $4.08 billion of shareholders’ equity. Our deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Ameris Bank

Our principal subsidiary is the Bank, which is headquartered in Atlanta, Georgia and operates financial centers primarily concentrated in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. These locations serve distinct communities in our business areas with autonomy but do so as one bank, leveraging our favorable geographic footprint in an effort to acquire and serve more customers. The Bank provides a full range of traditional banking and lending products, treasury and cash management, insurance premium financing, and mortgage and refinancing services. Through select lending channels, the Bank also serves consumer and business customers nationwide.

Strategy

We seek to increase our presence and grow the “Ameris” brand in the markets that we currently serve in Georgia, Alabama, Florida, North Carolina and South Carolina and in neighboring communities that present attractive opportunities for expansion. Management has pursued this objective through a prudent operating and growth strategy. Our community banking philosophy emphasizes personalized service and building broad and deep customer relationships, which has historically provided us with a substantial base of low-cost core deposits. Our markets are managed by senior level, experienced decision makers in a decentralized structure that differentiates us from our larger competitors. Management believes that this structure, along with involvement in and knowledge of our local markets, will continue to provide growth and assist in managing risk throughout our Company.

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

BANKING SERVICES

Lending Activities

General. The Company maintains a diversified loan portfolio by providing a broad range of commercial and retail lending services to business entities and individuals. We provide commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, agricultural loans, revolving lines of credit and letters of credit. The Company also originates first mortgage residential mortgage loans intended for sale and generally enters into a commitment to sell these loans in the secondary market. In addition, the Company may buy loan participations or portions of national credits from time to time.  We have not made or participated in foreign, energy-related or subprime loans.

At December 31, 2025, our loan portfolio totaled approximately $22.14 billion, representing approximately 80.5% of our total assets. For additional discussion of our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans.”

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

Residential Real Estate Mortgage Loans. Ameris originates adjustable and fixed-rate residential mortgage loans. These mortgage loans are generally originated under terms and conditions consistent with secondary market guidelines. Some of these loans will be placed in the Company’s loan portfolio; however, a majority are sold in the secondary market. The residential real estate mortgage loans that are included in the Company’s loan portfolio are usually owner-occupied and generally amortized over a 30-year period and, in the case of adjustable rate loans, repriced after an initial fixed-rate term of five to ten years.

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

Consumer Loans. Our consumer loans include home improvement, home equity, loans secured by savings accounts and personal credit lines. The terms of these loans typically range from 12 to 240 months and vary based upon the nature of collateral and size of the loan. These loans are generally secured by various assets owned by the consumer.

Agricultural Loans. Our agricultural loans are extended to finance crop production, the purchase of farm-related equipment or farmland and the operations of dairies, poultry producers, livestock producers and timber growers. Agricultural loans typically involve seasonal balance fluctuations. Although we typically look to an agricultural borrower’s cash flow as the principal source of repayment, agricultural loans are also generally secured by a security interest in the crops or the farm-related equipment and, in some cases, an assignment of crop insurance and mortgage on real estate. The lending officer visits the borrower regularly during the growing season and re-evaluates the loan in light of the borrower’s updated cash flow projections. A portion of our agricultural loans are guaranteed by the Farm Service Agency Guaranteed Loan Program.

Credit Administration

We seek to maintain a comprehensive lending policy that meets the credit needs of each of the communities served by the Bank, including low and moderate-income customers, and to employ lending procedures and policies consistent with this approach. All loans are subject to our corporate loan policy and financing guide, which is reviewed annually and updated as needed. Our lending policy requires, among other things, an analysis of the borrower's cash flow and ability to service the debt. The loan policy provides that lending officers and our local market presidents have discretion to approve loans in varying principal amounts up to established limits, and our credit officers review and approve loans that exceed such limits.

Individual lending authority is assigned by the Company’s Chief Credit Officer, as is the maximum limit of new extensions of credit that may be approved in each market. These approval limits are reviewed annually by the Company and adjusted as needed. All requests for extensions of credit in excess of any of these limits are reviewed by a credit officer as appropriate. When the request for approval exceeds the authority level of the credit officer, the approval of the Company’s Chief Credit Officer and/or the Company’s loan committee is required. All new loans or modifications to existing loans in excess of $500,000 are reviewed monthly by the Company’s Credit Administration Department with the lender responsible for the credit. In addition, our ongoing loan review program subjects the portfolio to sampling and objective review by our ongoing internal loan review process which is independent of the originating loan officer.

Each lending officer has authority to make loans only in the market area in which his or her Bank office is located and its contiguous counties. Occasionally, a credit officer or our loan committee will approve the making of a loan outside the market areas of the Bank, provided the Bank has a prior relationship with the borrower. Our lending policy requires analysis of the borrower’s cash flow and ability to service the debt.

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

The Bank continually monitors its loan portfolio to identify areas of concern and to enable management to take corrective action when necessary. Local market presidents and lending officers meet periodically to review all past due loans, the status of large loans and certain other credit or economic related matters. Individual lending officers are responsible for the collection of past due amounts and monitoring any changes in the financial status of the borrowers. Loans that are serviced by others, such as certain residential mortgage loans, are monitored by the line of business and the Company’s credit officers, although ultimate collection of past due amounts is the responsibility of the servicing agents.

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

Our Asset and Liability Committee (the “ALCO Committee”) implements the investment policy and portfolio strategies and monitors the portfolio. Reports on purchases, sales, net profits or losses and market appreciation or depreciation of the bond portfolio are provided to our board of directors (the “Board”) each quarter. The written investment policy is reviewed annually by the Board and updated as needed.

The Company’s securities are held in safekeeping accounts at approved correspondent banks.

Deposits

The Company provides a full range of deposit accounts and services to both retail and commercial customers. These deposit accounts have a variety of interest rates and terms and consist of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, interest-bearing savings accounts, money market accounts, individual retirement accounts and certificates of deposit. Our Bank obtains most of its deposits from individuals and businesses in its market areas.

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

Other Funding Sources

The Federal Home Loan Bank (“FHLB”) allows the Company to obtain advances through its credit program. These advances are secured by securities owned by the Company and held in safekeeping by the FHLB, FHLB stock owned by the Company and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans. The Company maintains credit arrangements with various other financial institutions to purchase federal funds. The Company participates in the Federal Reserve discount window borrowing program.

On September 28, 2020, the Company completed the public offering and sale of $110.0 million in aggregate principal amount of its 3.875% Fixed-To-Floating Rate Subordinated Notes due 2030. The subordinated notes were sold to the public at par. The subordinated notes were scheduled to mature on October 1, 2030 and through September 30, 2025 bore a fixed rate of interest of 3.875% per annum. Beginning October 1, 2025, the interest rate on the subordinated notes was to reset quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 3.753%. The Company elected to redeem all the outstanding notes on October 1, 2025.

The Company has long-term subordinated deferrable interest debentures with a net book carrying value of $134.3 million as of December 31, 2025. The majority of these trust preferred securities were assumed as liabilities in previous whole bank acquisitions.

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

Competition for loans comes from other commercial banks, thrift institutions, savings banks, insurance companies, consumer finance companies, credit unions, mortgage companies, leasing companies and other institutional and non-traditional lenders. In order to remain competitive, our Bank has varied interest rates and loan fees to some degree as well as increased the number and complexity of services provided. We have not varied or altered our underwriting standards in any material respect in response to competitor willingness to do so. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including FinTech firms, stablecoin issuers and other non-bank providers of financial services. While technological innovation has been central to the development of the financial services industry and to our strategy, tech firms increasingly compete directly with banks for a variety of financial product offerings. Management expects that competition will become more intense in the future due to changes in state and federal laws and regulations and the entry of additional bank and non-bank competitors. Further, the industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. See “Supervision and Regulation” under this Item.

HUMAN CAPITAL

At Ameris, we consider our teammates to be our greatest strength. At December 31, 2025, the Company employed 2,673 full-time-equivalent employees, primarily located in our core markets of Georgia, Alabama, Florida, North Carolina and South Carolina.

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

Mentorship at all levels is encouraged throughout our organization, as it supports our culture of learning and commitment to our teammates, new ideas and leadership development. Mentor Ameris is the Bank’s formal mentorship program, whereby annually, high potential colleagues are identified as mentees and paired with a selected mentor at the Bank. A total of 23 mentees were selected to participate in the program in 2025. The program is a twenty-month commitment that is designed to encourage a lifelong mentee-mentor relationship.

Launched at the end of 2020, our Leadership Development Program is a self-paced, three-tiered program available to all teammates, with coursework specific to leading self, leading others and leading leaders. We believe that effective and meaningful leadership development will further elevate the Company and support us in continuing to attract and retain top talent. At the end of 2025, we had a total of 616 teammates who were enrolled in or completed the program.

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

In addition, the Consumer Financial Protection Bureau (the “CFPB”) supervises the Bank with respect to consumer protection laws and regulations.

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

On September 17, 2024, the United States Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of this change in the DOJ’s bank merger antitrust policy for particular transactions remains unclear, the change in policy may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.

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

Under Georgia law, the prior approval of the GDBF is required before any cash dividends may be paid by a state bank if (i) total classified assets at the most recent examination of such bank exceed 80% of the bank’s Tier 1 capital (plus allowance for loan losses), (ii) the aggregate amount of dividends declared or anticipated to be declared by the bank in the calendar year exceeds 50% of its net profits for the previous calendar year, or (iii) the ratio of the bank’s Tier 1 capital to adjusted total assets is less than 6%. As of December 31, 2025, there was approximately $218.8 million of retained earnings of our Bank available for payment of cash dividends under applicable regulations without obtaining regulatory approval.

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

At December 31, 2025, the Company exceeded its minimum capital requirements, inclusive of the capital conservation buffer, on a consolidated basis with common equity Tier 1 capital, Tier 1 capital and total capital equal to 13.17%, 13.17% and 15.01% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 11.44%. At December 31, 2025, the Bank exceeded its minimum capital requirements, inclusive of the capital conservation buffer, with common equity Tier 1 capital, Tier 1 capital and total capital equal to 13.43%, 13.43% and 14.69% of its total risk-weighted assets, respectively, and a Tier 1 leverage ratio of 11.67%, and was “well-capitalized” for prompt corrective action purposes based on the ratios and guidelines described above.

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

On November 16, 2023, the FDIC approved a final rule to implement a special assessment over at least eight quarters to recover the loss to the DIF resulting from the closures of Silicon Valley Bank and Signature Bank. The FDIC initially determined the amount of the special assessment based on the initial amount of estimated loss to the DIF resulting from the receiverships, and subsequently increased its estimate of the DIF's losses. The Company initially recognized an expense of $11.6 million in the fourth quarter of 2023 related to the special assessment. Subsequently, the Company recognized additional expense, or reversal of expense, as the FDIC updated its estimate of the DIF's losses. The FDIC issued a final rule on December 16, 2025, further updating the FDIC’s estimate of losses to the DIF and reducing the final assessment rate for the eighth calendar quarter. As a result of the FDIC’s updated estimates, the Company recognized a reduction of expense of $1.1 million in the fourth quarter of 2025 related to the special assessment.

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

As of December 31, 2025, our C&D concentration as a percentage of capital totaled 43.0% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 261.9%.

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

In October 2023, the federal regulatory agencies issued a joint final rule to revise the CRA regulatory framework. On July 16, 2025, the agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank's most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.

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

Anti-Money Laundering and Sanctions Compliance

The Bank Secrecy Act, (the “BSA”) the USA PATRIOT Act of 2001 and other federal laws and regulations require financial institutions, among other things, to institute and maintain an effective anti-money laundering (“AML”) program. Under these laws and regulations, the Bank is required to take steps to prevent the use of the Bank to facilitate the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. In addition, the Bank is required to develop and implement a comprehensive AML compliance program, as well as have in place appropriate “know your customer” policies and procedures.

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

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations have challenged the final rule in court, and on July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advanced notice of proposed rulemaking to solicit comments and data on several issues as part of a reconsideration of the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.

ITEM 1A. RISK FACTORS

An investment in our Common Stock is subject to risks inherent in our business, many of which are beyond our control. The material risks and uncertainties that management believes currently affect Ameris are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks or uncertainties actually occurs, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly, and you could lose all or part of your investment.

Strategic Risk

We are subject to significant industry competition which may adversely affect our success.

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

Another competitive factor is that the financial services market, including banking services, is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new and emerging technologies, such as artificial intelligence and quantum computing, have the potential to further intensify competition and accelerate disruption in the financial services market. Our future success may depend, in part, on our ability to use technology competitively to provide products and services that provide convenience to customers and create additional efficiencies in our operations.

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

We may seek to supplement our internal growth through acquisitions. We cannot predict with certainty the number, size or timing of acquisitions, or whether any such acquisitions will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively, as well as non-bank entities that we feel can successfully supplement our existing lines of business. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase. We may compete with other financial services companies for both bank and non-bank acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay. We also may need additional debt or equity financing in the future to fund acquisitions. We may not be able to obtain additional financing or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, or we are otherwise unable to obtain additional debt or equity financing necessary for us to continue making acquisitions, we would be required to find other methods to grow our business and may not grow at the same rate we have in the past, or at all.

Generally, we must receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on the combined entity's competition, financial condition and future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including both institutions’ CRA performance history), and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may also be required to sell banks or branches, raise capital and/or take other steps, as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefits of any acquisition.

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

Banking is a business that depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally and also to the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve. The Federal Reserve administers monetary policy by setting target interest rates that it attempts to effect, primarily through open market dealings in United States government securities. The Federal Reserve also may specifically target banking institutions through the discount rate at which banks may borrow from the Federal Reserve Banks and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Ameris cannot be known at this time, but any such changes could adversely affect our results of operations.

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

When appropriate opportunities arise, we have engaged and will continue to engage in acquisitions of other businesses. Difficulty in integrating an acquired business or company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence or other anticipated benefits from any acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, or disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. We will likely need to make additional investments in equipment and personnel to manage higher asset levels and loan balances as a result of any significant acquisition, which may materially adversely impact our earnings. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

Depending on the condition of any institution that we may acquire, any acquisition may, at least in the near term, materially adversely affect our capital and earnings and, if not successfully integrated following the acquisition, may continue to have such effects.

Credit and Liquidity Risk

Our revenues are highly correlated to market interest rates.

Our assets and liabilities are primarily monetary in nature, and as a result, we are subject to significant risks tied to changes in interest rates. Our ability to operate profitably is largely dependent upon net interest income. In 2025, net interest income made up 77.6% of our revenue. Unexpected movement in interest rates, that may or may not change the slope of the current yield curve, could cause our net interest margins to decrease, subsequently decreasing net interest income. In addition, such changes could materially adversely affect the valuation of our assets and liabilities.

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

Loan originations, and potentially loan revenues, could be materially adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our loan and securities portfolios lowering interest earnings from those assets and investments. Rising inflation could cause our operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than our revenues. Although inflation has moderated recently, it remains at a higher level than experienced in many decades, which has increased costs and impacted operations for the Company and many of its customers.

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

Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits or alternatives to deposits, such as stablecoins or other alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as banking organizations experienced in the Spring of 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2025, approximately 47.7% of our deposits were uninsured, and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

We face additional risks due to our mortgage banking activities that could negatively impact our liquidity and earnings.

One of our primary business lines is mortgage banking, in connection with which residential mortgage loans are sold by the Bank in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the market for residential mortgage loans as well as declines in real estate values, among other economic variables, could lead to one or more of the following:

•rising interest rates causing a decline in mortgage originations, which could negatively impact our earnings;
•reductions in real estate values could decrease the potential for mortgage originations, which could negatively impact our earnings;
•our inability to sell mortgage loans on the secondary market could negatively impact our liquidity position;
•if it is determined that loans were made in breach of our representations and warranties to the secondary market, we could incur significant losses associated with the loans, including requirements to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the anticipated economic benefits of a loan; and
•increased compliance requirements could result in higher compliance costs, higher foreclosure proceedings or lower loan origination volume, all of which could negatively impact future earnings.

We rely on dividends from the Bank for most of our revenue.

Ameris is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue and cash flow (on a non-consolidated basis) from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Common Stock and interest and principal on the Company’s debt. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Common Stock and its business, financial condition and results of operations may be materially adversely affected. Consequently, cash-based activities, including further investments in the Bank or in support of the Bank, could require borrowings or additional issuances of common or preferred stock.

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

With increases in market interest rates, we may experience unrealized losses on our available-for-sale securities portfolio. Any unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio and do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

Holders of our Common Stock are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Although we have consistently paid dividends on our Common Stock in recent years, the payment of dividends could be suspended at any time. In addition, we may conduct repurchases of our Common Stock from time to time.
The ability to pay dividends and the amount of dividends to our shareholders, as well as the ability to make repurchases of our Common Stock is dependent upon several factors, including, but not limited to, regulatory restrictions, the profitability of the Company, the ability of the Bank to provide dividends to the Company, regulatory capital levels, liquidity needs and market conditions. If we were to reduce or discontinue the payment of dividends and/or repurchases of our Common Stock, it could have an adverse effect on the value of our Common Stock.

We may borrow funds or issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our Common Stock as to distributions and in liquidation, which could negatively affect the value of our Common Stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock, common stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our Common Stock. Any such debt or preferred securities may also subject us to certain restrictions on how we operate our business, including our ability to pay dividends. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. In addition, the borrowing of funds or issuance of debt would increase our leverage and decrease our liquidity, and the issuance of additional equity securities would dilute the interests of our existing shareholders.

Holders of the Company’s debt obligations and any shares of the Company’s preferred stock that may be outstanding in the future will have priority over the Company’s common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and preferred dividends.

In the event of any winding up and termination of the Company, our Common Stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. As of December 31, 2025, we had outstanding trust preferred securities and accompanying junior subordinated debentures with a carrying value of $134.3 million.

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

In the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. We also have arrangements in place with other third parties through which we share and receive information about their customers who are or may become our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems through information security and business continuity programs, our facilities and systems, and those of third-party service providers, are vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Additionally, information security may be adversely affected by the current or anticipated impact of military conflicts, acts of terrorism or other geopolitical events.

Information security risks for financial institutions like us continue to increase in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyberattacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services and ransomware attacks designed to deny organizations access to key internal resources or systems. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection. Notwithstanding the strength of defensive measures, cybersecurity threats and the tactics, techniques and procedures used in cyberattacks change, develop and evolve rapidly and continuously, including from emerging technologies, such as artificial intelligence, which may be used to enhance the tactics, techniques and procedures described above and facilitate new cyber threats.

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

Our adoption of artificial intelligence, including generative artificial intelligence, machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”), for limited internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant risks involved in utilizing AI and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers and compliance with applicable laws and regulations. Such risk can result from models being poorly designed or faulty data being used, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Furthermore, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions based on misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party.

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

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Accounting estimates and processes are fundamental to how we record and report our financial condition and results of operations. Accounting principles generally accepted in the United States require our management to make estimates and assumptions about matters that are inherently uncertain, including in determining loan loss and litigation reserves, goodwill impairment and the fair value of certain assets and liabilities, among other items. Because of the uncertainty and subjectivity surrounding management’s judgments and the estimates pertaining to these matters, the Company cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

Over time, the Company and other large financial institutions have generally become subject to increased scrutiny, more intense supervision and regulation, and more supervisory findings and actions, with increased operational costs, as well as impacts on geographic expansion and acquisitions. The financial services industry has, at times, also faced stricter and more aggressive interpretations and enforcement of laws and regulations at federal, state and local levels, particularly in connection with business and other practices that may harm or appear to harm consumers or affect the financial system more broadly. Financial institutions often are less inclined to litigate with governmental authorities because of the regulatory and supervisory framework. While the Trump administration has generally sought to reform financial services regulation in a manner that reduces the regulatory burden, the Company expects that its businesses will remain subject to extensive regulation and supervision. Any potential new laws or regulations or modifications to existing laws or regulations would likely necessitate changes to the Company’s existing regulatory compliance and risk management infrastructure.

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

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes, could adversely affect our effective tax rate, tax payments and results of operations. For example, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including changes to certain Inflation Reduction Act clean energy tax credits and various limits on business and individual tax deductions, that are intended to offset part of the cost of the legislation. We are currently evaluating the impact of the OBBBA on our business and consolidated financial statements.

Additionally, the taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are also subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets. Also, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.

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

Anti-takeover provisions could negatively impact our shareholders.

Provisions in Georgia law, our articles of incorporation and bylaws, and federal banking laws could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our Common Stock.

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

The underlying controls of our information security program are based on regulatory guidance, recognized best practices and industry standards, including the National Institute of Standards and Technology Cybersecurity Framework. In addition, we leverage certain industry and government associations, third-party benchmarking, audits and threat intelligence feeds to facilitate and promote program effectiveness. Our Corporate Information Security Officer (“CISO”) and our Chief Information Officer, to whom the CISO reports, as well as key members of their teams, regularly collaborate with peer banks, industry groups and others to consider cybersecurity trends and best practices. The information security program is periodically reviewed by these individuals and their teams with the goal of addressing evolving threats and conditions. Our enterprise information security team consists of information security professionals with varying degrees of education and experience who are generally subject to professional education and certification requirements. In addition, our team leverages managed security service providers to supplement the Company's internal skillsets and capabilities.

As one of the critical elements of our overall ERM approach, our cybersecurity program includes a focus on the following key areas:
•Governance. As discussed further below, the Board’s oversight of cybersecurity risk management is supported by the Enterprise Risk Committee of the Board (the “ERC”), which regularly interacts with the Company’s ERM function, CISO, Business Continuity Director and other key members of management. The activities of the ERC include a quarterly review of our cybersecurity risk profile, and the ERC provides a report of its activities at each meeting of the full Board.
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

Our CISO, who has relevant degrees and more than 18 years of information technology and information security experience, including five years in the financial services industry, manages our enterprise information security function and administers our information security program. The roles and responsibilities of the CISO's department include delivering and operating security capabilities and controls to detect, identify, protect against and recover from cyberattacks, as well as coordination with our Business Continuity Director for additional risk assessment, incident response and business resilience. These responsibilities are addressed by a first line of defense function, with our second line of defense function providing oversight, guidance, monitoring and management of the first line’s activities. Through ongoing engagement among these personnel, our CISO and other key members of management routinely monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and report such threats and incidents to the ERC when appropriate.

ITEM 2. PROPERTIES

The Company’s corporate headquarters is located at 3490 Piedmont Road N.E., Suite 1550, Atlanta, Georgia 30305. The Company occupies approximately 19,200 square feet at this location plus an additional 82,600 square feet approximately used for a branch location and support services for banking operations, including credit, marketing and operational support. Inclusive of the branch at its headquarters, Ameris operates 163 branch locations. Of the 163 branch locations, 137 are owned and 26 are subject to either building or ground leases. Ameris also operates 30 mortgage and loan production offices, all of which are subject to building leases. At December 31, 2025, there were no significant encumbrances on the offices, equipment or other operational facilities owned by Ameris and the Bank. We believe that our properties are suitable for the purposes of our operations.

ITEM 3. LEGAL PROCEEDINGS

Disclosure concerning legal proceedings can be found in Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18. “Commitments and Contingent Liabilities” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

The Common Stock is listed on the NYSE under the symbol “ABCB”. As of February 20, 2026, there were approximately 2,289 holders of record of the Common Stock. We believe a portion of Common Stock outstanding is held either in nominee name or street name brokerage accounts; therefore, the Company is unable to determine the number of beneficial owners of the Common Stock.

The amount of and nature of any dividends declared on our Common Stock will be determined by our Board in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1 of this Annual Report captioned “Payment of Dividends and Other Restrictions.”

Repurchases of Common Stock

The table below sets forth information regarding the Company's repurchase of shares of its outstanding common stock during the three-month period ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2025 through October 31, 2025	272,598	$72.88	272,598	$180,131,798
November 1, 2025 through November 30, 2025	291,200	$71.87	291,200	$159,202,499
December 1, 2025 through December 31, 2025	—	$—	—	$159,202,499
Total	563,798	$72.36	563,798	$159,202,499
(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the increase in the size of the program to $200.0 million, being announced on October 20, 2025. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $200.0 million through October 31, 2026. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of December 31, 2025, an aggregate of $40.8 million, or 563,798 shares of the Company's common stock, had been repurchased under the program's October 20, 2025 renewal.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on the Common Stock against the cumulative return of the NYSE Composite Index and the KBW Nasdaq Regional Banking Index for the five-year period commencing December 31, 2020 and ending December 31, 2025. This line graph assumes an investment of $100 on December 31, 2020, and reinvestment of dividends and other distributions to shareholders.

Total Return Performance
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Ameris Bancorp
NYSE Composite Index
KBW Nasdaq Regional Banking Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Ameris Bancorp	100.00	132.02	126.96	145.09	173.18	208.03
NYSE Composite Index	100.00	120.68	109.39	124.46	144.12	169.62
KBW Nasdaq Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2025, the Company reported net income of $412.2 million, or $6.00 per diluted share, compared with $358.7 million, or $5.19 per diluted share, in 2024. The Company’s net income as a percentage of average assets for 2025 and 2024 was 1.54% and 1.38%, respectively, while the Company’s net income as a percentage of average shareholders’ equity was 10.52% and 10.01%, respectively. Reported net income for the year ended December 31, 2025 includes $70.2 million in provision for credit losses, primarily related to an increase in the provision for unfunded commitments, updated economic forecasts, organic loan growth and changes in the portfolio mix, compared with a provision of $58.8 million in 2024 resulting from organic growth in loans and the updated economic forecast.

Highlights of the Company’s performance in 2025 include the following:
•Growth in tangible book value per share1 of 14.5%, from $38.59 at the end of 2024 to $44.18 at the end of 2025;
•Earning asset growth of $1.32 billion, or 5.5%;
•Organic growth in loans of $773.6 million, or 3.73%;
•Growth in total deposits of $653.5 million, or 3.01%;
•Total non-performing assets as a percentage of total assets declined to 0.44% at December 31, 2025, compared with 0.47% at December 31, 2024; and
•Increased share repurchases totaling $77.1 million of stock, or 1,155,570 shares during 2025.
______________________________________________________________________________________________________
1 A reconciliation of non-GAAP financial measures can be found in the following tables.

Tangible Book Value per Share Reconciliation
	December 31,
(dollars in thousands except per share data)	2025	2024
Total shareholders' equity	$4,076,028	$3,751,522
Less:
Goodwill	1,015,646	1,015,646
Other intangibles, net	54,824	70,761
Total tangible shareholders' equity	$3,005,558	$2,665,115

Period end number of shares	68,022,316	69,068,609
Book value per share	$59.92	$54.32
Tangible book value per share	$44.18	$38.59

Non-performing Portfolio Assets Reconciliation
	December 31,
(dollars in thousands)	2025	2024
Nonaccrual portfolio loans	$84,711	$90,206
Other real estate owned	2,918	2,433
Repossessed assets	4	9
Accruing loans delinquent 90 days or more	8,492	17,733
Non-performing portfolio assets	$96,125	$110,381
Serviced GNMA-guaranteed mortgage nonaccrual loans	24,347	12,012
Total non-performing assets	$120,472	$122,393

Total assets	27,515,879	26,262,050
Non-performing portfolio assets as a percent of total assets	0.35%	0.42%
Total non-performing assets as a percent of total assets	0.44%	0.47%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Ameris has established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America (“GAAP”) in the preparation of its financial statements. Our significant accounting policies are described in Note 1 to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management which could have a material impact on the carrying values of assets and liabilities and the results of our operations. We believe the following accounting policy applied by Ameris represents a critical accounting policy.

Allowance for Credit Losses

We believe the allowance for credit losses (“ACL”) is a critical accounting policy that requires significant judgments and estimates used in the preparation of our consolidated financial statements. The ACL, which includes both the allowance for credit losses on loans and the reserve on unfunded loan commitments, represents management's best estimate of expected losses over the life of loans, and over the life of loan commitments expected to fund. Management uses a systematic methodology to determine its ACL for loans and certain off-balance-sheet credit exposures. Management considers relevant information including past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion.

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

The Company’s ACL recorded on the balance sheet reflects management’s best estimate of expected credit losses. While management uses available information to recognize expected losses on loans, future additions to the ACL may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s ACL. Such agencies may require the Company to recognize additions to the ACL based on their judgments about information available to them at the time of their examination.

As discussed in Note 3 to the consolidated financial statements, management determined the ACL on loans at December 31, 2025 utilizing a weighting of two economic forecasts from Moody's. The Moody's baseline scenario and downside 75th percentile S-2 scenario were equally weighted at 50%. Results by scenario can vary significantly from period to period as both the scenario assumptions and the portfolio composition are changing. If management utilized the downside 96th percentile S-4 scenario from Moody's holding all other assumptions constant, the quantitative portion of the ACL on loans would have increased approximately $82.4 million. The S-4 scenario is a downside scenario such that there is a 96% probability that the economy will perform better than the forecast and a 4% probability that the economy will perform worse.

NET INCOME AND EARNINGS PER SHARE

The Company’s net income during 2025 was $412.2 million, or $6.00 per diluted share, compared with $358.7 million, or $5.19 per diluted share, in 2024, and $269.1 million, or $3.89 per diluted share, in 2023.

For the fourth quarter of 2025, the Company recorded net income of $108.4 million, or $1.59 per diluted share, compared with $94.4 million, or $1.37 per diluted share, for the quarter ended December 31, 2024, and $65.9 million, or $0.96 per diluted share, for the quarter ended December 31, 2023.

EARNING ASSETS AND LIABILITIES

Average earning assets were $24.84 billion in 2025, compared with $23.97 billion in 2024. The earning asset and interest-bearing liability mix is regularly monitored to maximize the net interest margin and, therefore, increase return on assets and shareholders’ equity.

The following statistical information should be read in conjunction with the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report and in the documents incorporated herein by reference.

The following tables set forth the amount of average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Year Ended December 31,
	2025			2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$924,660	$40,419	4.37%	$930,145	$49,906	5.37%	$914,818	$47,936	5.24%
Investment securities - taxable	2,209,202	87,327	3.95	1,690,053	61,518	3.64	1,664,184	59,002	3.55
Investment securities - nontaxable	43,202	1,808	4.18	41,419	1,694	4.09	41,679	1,690	4.05
Loans held for sale	690,965	43,093	6.24	547,190	34,532	6.31	484,070	29,711	6.14
Loans	20,968,702	1,225,667	5.85	20,759,247	1,234,464	5.95	20,154,321	1,145,876	5.69
Total interest-earning assets	24,836,731	1,398,314	5.63	23,968,054	1,382,114	5.77	23,259,072	1,284,215	5.52
Noninterest-earning assets	2,005,287			2,068,627			2,145,801
Total assets	$26,842,018			$26,036,681			$25,404,873

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW Accounts	$3,970,399	$73,188	1.84%	$3,824,094	$81,228	2.12%	$3,878,034	$69,584	1.79%
MMDA	7,039,768	212,842	3.02	6,395,883	231,065	3.61	5,382,865	162,718	3.02
Savings Accounts	761,027	3,203	0.42	776,273	3,780	0.49	936,454	6,349	0.68
Retail CDs	2,374,589	86,917	3.66	2,440,891	102,672	4.21	2,031,828	63,650	3.13
Brokered CDs	1,107,577	48,026	4.34	1,274,933	65,928	5.17	1,024,606	53,716	5.24
Total Interest-Bearing Deposits	15,253,360	424,176	2.78	14,712,074	484,673	3.29	13,253,787	356,017	2.69
Non-deposit funding
FHLB advances	336,672	14,080	4.18	335,056	16,581	4.95	1,210,242	59,302	4.90
Other borrowings	141,299	7,346	5.20	298,372	14,313	4.80	325,260	16,870	5.19
Subordinated deferrable interest debentures	133,297	12,000	9.00	131,302	13,527	10.30	129,310	13,202	10.21
Total non-deposit funding	611,268	33,426	5.47	764,730	44,421	5.81	1,664,812	89,374	5.37
Total interest-bearing liabilities	15,864,628	457,602	2.88	15,476,804	529,094	3.42	14,918,599	445,391	2.99
Noninterest-bearing demand deposits	6,702,448			6,567,855			6,771,464
Other liabilities	356,209			408,632			401,449
Shareholders' equity	3,918,733			3,583,390			3,313,361
Total liabilities and shareholders’ equity	$26,842,018			$26,036,681			$25,404,873
Interest rate spread			2.75%			2.35%			2.53%
Net interest income		$940,712			$853,020			$838,824
Net interest margin			3.79%			3.56%			3.61%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, other investments and interest-bearing deposits in banks. Our interest-bearing liabilities include deposits, other borrowings and subordinated deferrable interest debentures.

2025 compared with 2024. For the year ended December 31, 2025, interest income was $1.39 billion, an increase of $16.2 million, or 1.2%, compared with the same period in 2024. Average earning assets increased $868.7 million, or 3.6%, to $24.84 billion for the year ended December 31, 2025, compared with $23.97 billion for 2024, primarily due to increased investments in mortgage-backed securities in our bond portfolio and organic loan growth. Yield on average earning assets on a taxable-equivalent basis decreased during 2025 to 5.63%, compared with 5.77% for the year ended December 31, 2024, primarily due to a decrease in average yields on loans that was partially offset by an increase in average yields on investment securities.

Interest expense for the year ended December 31, 2025 was $457.6 million, a decrease of $71.5 million, or 13.5%, compared with $529.1 million for the year ended December 31, 2024. During 2025 average interest-bearing liabilities were $15.86 billion as compared with $15.48 billion for 2024, an increase of $387.8 million, or 2.5%. During 2025, average noninterest-bearing deposit accounts were $6.70 billion and comprised 30.5% of average total deposits, compared with $6.57 billion, or 30.9% of average total deposits, during 2024. Costs of interest-bearing deposits decreased during 2025 to 2.78%, compared with 3.29% for 2024. This decrease reflects deposit pricing adjustments as market rates declined. The cost of non-deposit funding decreased to 5.47% in 2025, compared with 5.81% in 2024 resulting from a decrease in market interest rates and redemptions of subordinated debt in the third and fourth quarters of 2025.

On a taxable-equivalent basis, net interest income for 2025 was $940.7 million, compared with $853.0 million in 2024, an increase of $87.7 million, or 10.3%. The Company’s net interest margin, on a tax equivalent basis, increased 23 basis points to 3.79% for the year ended December 31, 2025, compared with 3.56% for the year ended December 31, 2024.

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

The summary of changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of earning assets and interest-bearing liabilities for the years ended December 31, 2025 and 2024 are shown in the following table:

	2025 vs. 2024			2024 vs. 2023
	Increase	Changes Due To		Increase	Changes Due To
(dollars in thousands)	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from earning assets:
Interest on interest-bearing deposits in banks	$(9,487)	$(9,193)	$(294)	$1,970	$1,167	$803
Interest on investment securities - taxable	25,809	6,912	18,897	2,516	1,599	917
Interest on investment securities - nontaxable	114	41	73	4	15	(11)
Interest on loans held for sale	8,561	(512)	9,073	4,821	947	3,874
Interest and fees on loans	(8,797)	(21,252)	12,455	88,588	54,195	34,393
Total interest income	16,200	(24,004)	40,204	97,899	57,923	39,976
Expense from interest-bearing liabilities:
Interest expense on interest-bearing deposits
Interest on NOW accounts	(8,040)	(11,148)	3,108	11,644	12,612	(968)
Interest on MMDA accounts	(18,223)	(41,485)	23,262	68,347	37,725	30,622
Interest on savings accounts	(577)	(503)	(74)	(2,569)	(1,483)	(1,086)
Interest on retail time deposits	(15,755)	(12,966)	(2,789)	39,022	26,207	12,815
Interest on brokered time deposits	(17,902)	(9,248)	(8,654)	12,212	(912)	13,124
Total interest expense on interest-bearing deposits	(60,497)	(75,350)	14,853	128,656	74,149	54,507
Interest expense on non-deposit funding
Interest on FHLB advances	(2,501)	(2,581)	80	(42,721)	163	(42,884)
Interest on other borrowings	(6,967)	568	(7,535)	(2,557)	(1,162)	(1,395)
Interest on trust preferred securities	(1,527)	(1,733)	206	325	122	203
Total interest expense on non-deposit funding	(10,995)	(3,746)	(7,249)	(44,953)	(877)	(44,076)
Total interest expense	(71,492)	(79,096)	7,604	83,703	73,272	10,431
Net interest income	$87,692	$55,092	$32,600	$14,196	$(15,349)	$29,545

Provision for Credit Losses

The Company's provision for credit losses on loans during 2025 amounted to $47.4 million, compared with $69.8 million for 2024 and $153.5 million for 2023. The decreased provision for 2025 was primarily attributable to a reduction in net charge-offs in our equipment finance portfolio and a change in the mix of loans, partially offset by organic loan growth. Net charge-offs in 2025 were 0.18% of average loans, compared with 0.19% in 2024 and 0.25% in 2023. Included in charge-offs for 2023 were $5.6 million in charge-offs on acquired loans which were fully reserved at acquisition. Excluding those charge-offs, the net charge-off rate for 2023 would have been 0.22%.

At December 31, 2025, non-performing assets amounted to $120.5 million, or 0.44% of total assets, compared with $122.4 million, or 0.47% of total assets, at December 31, 2024. Included in non-performing assets were serviced GNMA-guaranteed residential mortgage loans totaling $24.3 million and $12.0 million at December 31, 2025 and 2024, respectively. Non-performing assets, excluding serviced GNMA-guaranteed loans, represented 0.35% of total assets at December 31, 2025, compared with 0.42% of total assets at December 31, 2024. Other real estate was $2.9 million as of December 31, 2025, compared with $2.4 million at December 31, 2024.

The Company’s allowance for credit losses on loans at December 31, 2025 was $348.1 million, or 1.62% of loans compared with $338.1 million, or 1.63%, and $307.1 million, or 1.52%, at December 31, 2024 and 2023, respectively.

The Company's provision for unfunded commitments during 2025 was $22.8 million, compared with a release of $11.0 million for 2024 and a release of $10.9 million for 2023. The allowance for unfunded commitments on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The increase in the provision for unfunded commitments was primarily due to loan production during 2025 and an increase in forecasted loss rates in the updated economic forecast. The Company recorded a provision for other credit losses of $6,000 during 2025, compared with no provision for 2024 and a release of $6,000 for 2023.

Noninterest Income

The following is a comparison of noninterest income for 2025, 2024 and 2023.

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Service charges on deposit accounts	$54,645	$50,893	$46,575
Mortgage banking activity	147,015	160,475	139,885
Other service charges, commissions and fees	4,493	4,758	4,401
Net gain (loss) on securities	1,633	12,304	(304)
Equipment finance activity	30,562	21,664	23,349
Other noninterest income	32,687	43,163	28,922
Total noninterest income	$271,035	$293,257	$242,828

2025 compared with 2024. Total noninterest income in 2025 was $271.0 million, compared with $293.3 million in 2024, reflecting a decrease of 7.6%, or $22.2 million.

Service charges on deposit accounts increased $3.8 million, or 7.4%, to $54.6 million during 2025 compared with 2024, primarily attributable to an increase in fee income. This increase was primarily attributable to an increase in commercial fee and debit card interchange income compared with 2024 as a result of higher volume.

Income from mortgage banking activities decreased $13.5 million, or 8.4%, to $147.0 million during 2025 compared with 2024. This decrease was a result of decreases in production and gain on sale spreads compared with 2024. Total production in the retail mortgage division decreased to $4.5 billion for 2025, compared with $4.6 billion for 2024, while gain on sale spreads decreased in 2025 to 2.20% from 2.37% in 2024. Servicing fee income decreased $10.1 million, or 16.8%, compared with 2024 primarily due to sales of mortgage servicing rights during 2025 and 2024, partially offset by a reduction in servicing right amortization of $4.3 million over the same period. Noninterest income from the Company's warehouse lending division was $3.9 million for 2025 compared with $4.2 million for 2024, with the decrease being driven by a decline in activity-based fees.

Other service charges, commissions and fees decreased $265,000, or 5.6%, to $4.5 million during 2025, compared with 2024 due primarily to decreases in ATM and check cashing fees.

Gain on securities during 2025 was $1.6 million, compared with a gain of $12.3 million during 2024. The decrease was primarily due to a gain on conversion of Visa Class B stock of $12.6 million during 2024 that did not recur in 2025.

Income from equipment finance activity increased $8.9 million to $30.6 million during 2025, an increase of 41.1% compared with 2024, primarily due to an increase of $7.7 million, or 63.6%, in non-insurance charges.

Other noninterest income decreased by $10.5 million, or 24.3%, to $32.7 million during 2025 compared with 2024. This is primarily due to a loss on sale of MSR of $660,000 during 2025, compared with a gain of $10.5 million in 2024.

2024 compared with 2023. Total noninterest income in 2024 was $293.3 million, compared with $242.8 million in 2023, reflecting an increase of 20.8%, or $50.4 million.

Service charges on deposit accounts increased $4.3 million, or 9.3%, to $50.9 million during 2024 compared with 2023. This increase was primarily attributable to an increase in corporate service charges compared with 2023.

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

Other service charges, commissions and fees increased by $357,000 to $4.8 million during 2024, an increase of 8.1% compared with 2023 due primarily to an increase in check cashing fees.

Gain on securities during 2024 was $12.3 million compared with a loss of $304,000 during 2023. The gain in 2024 was primarily due to a gain on conversion of Visa Class B stock of $12.6 million during the year.

Income from equipment finance activity decreased $1.7 million to $21.7 million during 2024, a decrease of 7.2% compared with 2023. This decrease was largely due to a $900,000 insurance settlement received in 2023.

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
Noninterest Expense

The following is a comparison of noninterest expense for 2025, 2024 and 2023.

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Salaries and employee benefits	$348,868	$347,641	$320,110
Occupancy and equipment	44,923	48,784	51,450
Advertising and marketing	11,989	12,612	11,638
Amortization of intangible assets	15,937	17,189	18,244
Data processing and communications expenses	62,515	59,699	53,486
Legal and other professional fees	18,145	16,737	17,726
Credit resolution-related expenses	3,145	2,487	80
FDIC insurance	10,368	15,499	26,940
Loan servicing expenses	31,129	36,157	35,283
Other noninterest expenses	56,931	50,989	43,324
Total noninterest expense	$603,950	$607,794	$578,281

2025 compared with 2024. Total noninterest expense decreased to $604.0 million in 2025, compared with $607.8 million in 2024. Total noninterest expense for 2025 includes a benefit of $1.5 million in FDIC special assessment as the FDIC refined its estimate of losses pursuant to the systemic risk determination following bank closures in 2023. Total noninterest expense for 2024 includes approximately $1.5 million in FDIC special assessment, $1.2 million in losses on disposition of bank premises and $550,000 in natural disaster expenses.

Salaries and benefits increased from $347.6 million in 2024 to $348.9 million in 2025. This increase was primarily driven by annual merit increases and an increase in healthcare costs of $2.5 million, partially offset by a decrease in variable compensation of $5.7 million attributable to both lower production and profitability in our retail mortgage division. Full time equivalent employees decreased from 2,691 at December 31, 2024 to 2,673 at December 31, 2025.

Amortization of intangible assets decreased $1.3 million, or 7.3%, to $15.9 million for 2025 compared with $17.2 million for 2024. This reduction was attributable to a reduction in core deposit intangible amortization.

Data processing and communication expenses increased $2.8 million, or 4.7%, to $62.5 million in 2025, compared with $59.7 million for 2024, primarily driven by continued technology investments.

FDIC insurance decreased $5.1 million, or 33.1%, to $10.4 million in 2025, compared with $15.5 million in 2024, primarily driven by changes in special assessment fees described above.

Loan servicing expenses decreased $5.0 million, or 13.9%, to $31.1 million in 2025, compared with $36.2 million in 2024, primarily due to sales of mortgage servicing rights during 2024 and 2025.

Other noninterest expense increased $5.9 million, or 11.7%, to $56.9 million in 2025 from $51.0 million in 2024. This increase is primarily attributable to increases in net donation related expenses, check card losses and mortgage subsidy expense and a reduction in deferred loan origination costs. These items were partially offset by decreases in fraud and forgery losses and tax and license expense.

2024 compared with 2023. Total noninterest expense increased to $607.8 million in 2024, compared with $578.3 million in 2023. Total noninterest expense for 2024 includes approximately $1.5 million in FDIC special assessment, $1.2 million in losses on disposition of bank premises and $550,000 in natural disaster expenses. Total noninterest expense for 2023 includes approximately $11.6 million in FDIC special assessment and $1.9 million in gains on disposition of bank premises. Excluding these amounts, expenses in 2024 increased by $36.0 million, or 6.33%, compared with 2023 levels.

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

Income Taxes

Income tax expense is influenced by statutory federal and state tax rates, the amount of taxable income, the amount of tax-exempt income and the amount of non-deductible expenses. For the year ended December 31, 2025, the Company recorded income tax expense of approximately $121.6 million, compared with $117.2 million recorded in 2024 and $87.8 million recorded in 2023. The Company’s effective tax rate was 22.8%, 24.6% and 24.6% for the years ended December 31, 2025, 2024 and 2023, respectively. Tax expense for 2024 included $5.1 million related to the termination of certain BOLI policies, the proceeds of which the Company reinvested into higher yielding policies.

BALANCE SHEET COMPARISON

LOANS

Management believes that our loan portfolio is adequately diversified. The loan portfolio contains no foreign loans or significant concentrations in any one industry. As of December 31, 2025, approximately 70.4% of our loan portfolio was secured by real estate, compared with 72.3% at December 31, 2024.

The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$3,288,505	$2,953,135
Consumer	180,010	221,735
Mortgage warehouse	1,150,782	965,053
Municipal	434,234	441,408
Premium finance	1,306,267	1,155,614
Real estate - construction and development	1,469,250	1,998,506
Real estate - commercial and farmland	9,311,405	8,445,958
Real estate - residential	4,373,069	4,558,497
Loans, net of unearned income	$21,513,522	$20,739,906

The Company seeks to diversify its loan portfolio across its geographic footprint and in various loan types. Also, the Company’s in-house lending limit for a single loan is $40.0 million for construction loans and $50.0 million for term loans with stabilized cash flows, which would normally prevent a concentration with a single loan project. Certain lending relationships may contain more than one loan and, consequently, exceed the in-house lending limit. The Company regularly monitors its largest loan relationships to avoid a concentration with a single borrower. The largest 25 loan relationships as of December 31, 2025 based on committed amount are summarized below by type.

(dollars in thousands)	Committed Amount	Average Rate	Average Maturity (months)	% Unsecured	% in Nonaccrual Status
Commercial and industrial	$376,785	6.47%	13	42.10%	—%
Consumer	15	12.50%	21	100.00	—%
Mortgage warehouse	893,710	6.85%	15	—	—%
Real estate - construction and development	223,763	6.00%	26	—	—%
Real estate - commercial and farmland	1,221,365	5.72%	21	—	—%
Real estate - residential	50,000	6.25%	3	—	—%
Total	$2,765,638	6.22%	18	5.70%	—%

Total loans as of December 31, 2025, are shown in the following table according to their contractual maturity.

	Contractual Maturity in:
(dollars in thousands)	One Year or Less	Over One Year through Five Years	Over Five Years through Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$699,384	$2,088,885	$495,802	$4,434	$3,288,505
Consumer	41,760	98,314	39,662	274	180,010
Mortgage warehouse	412,698	738,084	—	—	1,150,782
Municipal	6,534	71,686	277,199	78,815	434,234
Premium finance	1,278,176	28,091	—	—	1,306,267
Real estate - construction and development	646,201	642,003	116,557	64,489	1,469,250
Real estate - commercial and farmland	2,370,266	5,065,126	1,727,050	148,963	9,311,405
Real estate - residential	103,999	178,180	441,626	3,649,264	4,373,069
Total	$5,559,018	$8,910,369	$3,097,896	$3,946,239	$21,513,522

Total loans which have maturity dates after one year are summarized below by those loans that have predetermined interest rates and those loans that have floating or adjustable interest rates.

(dollars in thousands)	December 31, 2025
Predetermined interest rates
Commercial and industrial	$1,926,991
Consumer	75,525
Municipal	427,465
Premium finance	28,091
Real estate - construction and development	337,918
Real estate - commercial and farmland	4,763,032
Real estate - residential	2,554,111
$10,113,133
Floating or adjustable interest rates
Commercial and industrial	$662,130
Consumer	62,725
Mortgage warehouse	738,084
Municipal	235
Real estate - construction and development	485,131
Real estate - commercial and farmland	2,178,107
Real estate - residential	1,714,959
$5,841,371

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of December 31, 2025 is below:

(dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$125,224	$2,113	$2,153	$129,490
Multifamily residential	2,044,617	—	—	2,044,617
Owner occupied CRE	1,800,017	6,546	24,205	1,830,768
Non-owner occupied CRE	5,264,387	23,575	18,568	5,306,530
Total real estate - commercial and farmland	$9,234,245	$32,234	$44,926	$9,311,405

Investor CRE, which includes multifamily residential and non-owner occupied CRE loans, has several dynamics which individually, or in combination, pose potential challenges to the portfolio. These include levels of interest rates above those at origination for loan renewals and changes to occupancy rates as firms reevaluate space needs as hybrid or remote work has expanded. The primary repayment source for these loans is cash flows from the securing property. The Company in the normal course of business performs periodic reviews of its portfolio for continued soundness and appropriate risk ratings. These reviews include evaluation of current financials, stressed cash flows at increased interest rates and evaluation of property values at various occupancy levels and cap rates. The Company's CRE portfolio continues to perform favorably with modest levels of past-due loans, such that past-due loans represented approximately eight basis points of CRE loans at December 31, 2025.

The Company's multifamily residential portfolio is diversified geographically with the majority residing within our five-state footprint. Below is a summary of the multifamily residential portfolio by significant MSAs or state as of December 31, 2025:

(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Multifamily residential	$344,769	$198,178	$204,877	$210,633	$213,281	$189,215

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Multifamily residential	$63,369	$124,759	$233,967	$52,989	$208,580	$2,044,617

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type and significant MSAs or state as of December 31, 2025:

(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Retail	$483,975	$197,111	$54,797	$241,206	$219,334	$239,543
Office	509,486	24,417	87,939	69,560	133,779	87,559
Warehouse / industrial	316,408	16,880	63,108	48,192	56,425	83,541
Hotel	45,870	22,632	22,328	85,053	42,735	72,979
Mini storage warehouse	44,718	33,832	2,030	27,886	39,343	33,872
Assisted living facilities	37,538	—	4,761	—	18	6,695
Miscellaneous	28,344	10,383	1,698	11,612	15,648	12,470
Total non-owner occupied CRE	$1,466,339	$305,255	$236,661	$483,509	$507,282	$536,659

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Retail	$108,550	$210,751	$218,101	$97,518	$183,152	$2,254,038
Office	64,662	115,476	95,186	4,115	65,644	1,257,823
Warehouse / industrial	51,969	87,403	77,754	8,105	187,806	997,591
Hotel	—	62,876	20,893	2,202	25,812	403,380
Mini storage warehouse	—	19,940	12,581	421	36,586	251,209
Assisted living facilities	—	422	—	—	312	49,746
Miscellaneous	3,120	992	7,798	—	678	92,743
Total non-owner occupied CRE	$228,301	$497,860	$432,313	$112,361	$499,990	$5,306,530

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

	December 31,
	2025		2024		2023
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and industrial	$88,242	15%	$87,242	14%	$64,053	13%
Consumer	11,503	1	7,327	1	3,952	1
Mortgage warehouse	2,356	6	2,262	5	1,678	4
Municipal	57	2	58	2	345	2
Premium finance	892	6	736	5	602	5
Real estate – construction and development	52,432	7	60,421	10	61,017	11
Real estate – commercial and farmland	128,454	43	118,377	41	110,097	40
Real estate - residential	64,205	20	61,661	22	65,356	24
Total	$348,141	100%	$338,084	100%	$307,100	100%

The following table provides an analysis of the net charge-offs (recoveries) by loan category for the years ended December 31, 2025, 2024 and 2023.

	2025			2024			2023
	Net charge-offs (recoveries)	Average Balance	Rate	Net charge-offs (recoveries)	Average Balance	Rate	Net charge-offs (recoveries)	Average Balance	Rate
Commercial and industrial	$26,621	$3,147,716	0.85%	$36,537	$2,848,632	1.28%	$43,646	$2,687,805	1.62%
Consumer	8,465	204,851	4.13	2,592	242,512	1.07	3,853	375,783	1.03
Mortgage warehouse	—	1,032,631	—	—	948,484	—	—	963,035	—
Municipal	—	434,166	—	—	464,259	—	—	502,849	—
Premium finance	1,676	1,253,171	0.13	474	1,102,157	0.04	766	982,442	0.08
Real estate - construction and development	(37)	1,634,947	—	(59)	2,197,079	—	(949)	2,162,424	(0.04)
Real estate - commercial and farmland	447	8,817,909	0.01	(603)	8,216,256	(0.01)	3,693	7,811,671	0.05
Real estate - residential	177	4,443,311	—	(84)	4,739,868	—	(628)	4,668,312	(0.01)
	$37,349	$20,968,702	0.18%	$38,857	$20,759,247	0.19%	$50,381	$20,154,321	0.25%

The following table provides an analysis of the allowance for credit losses on loans held for investment.

	December 31,
(dollars in thousands)	2025	2024	2023
Allowance for credit losses on loans at end of period	$348,141	$338,084	$307,100
Loan balances:
End of period	21,513,522	20,739,906	20,269,303
Allowance for credit losses on loans as a percentage of end of period loans	1.62%	1.63%	1.52%
Nonaccrual loans as a percentage of end of period loans	0.51%	0.49%	0.75%
Allowance for credit losses to nonaccrual loans at end of period	319.23%	330.75%	203.22%

At December 31, 2025, the allowance for credit losses on loans totaled $348.1 million, or 1.62% of loans, compared with $338.1 million, or 1.63% of loans, at December 31, 2024. The allowance for credit losses on loans as a percentage of loans was relatively stable compared with December 31, 2024, while the ending balance increased primarily due to the updated economic forecast, an increase in the office portfolio qualitative factor and organic loan growth during the period, partially offset by a change in the mix of loans, compared with December 31, 2024. For the year ended December 31, 2025, our net charge off ratio as a percentage of average loans decreased to 0.18%, compared with 0.19% for the year ended December 31, 2024. Net charge-offs for the year ended December 31, 2025 included approximately $6.3 million related to a portfolio of consumer medical loans.

The provision for credit losses on loans for the year ended December 31, 2025 was $47.4 million, compared with $69.8 million for the year ended December 31, 2024. This decrease primarily resulted from reduction in net charge-offs in our equipment finance portfolio and a change in the mix of loans during 2025, partially offset by organic loan growth during the year. As of December 31, 2025 our ratio of nonperforming assets to total assets had decreased to 0.44% from 0.47% at December 31, 2024. Included in non-performing assets were serviced GNMA-guaranteed residential mortgage loans totaling $24.3 million and $12.0 million at December 31, 2025 and 2024, respectively. Non-performing assets, excluding serviced GNMA-guaranteed loans, represented 0.35% of total assets at December 31, 2025, compared with 0.42% of total assets at December 31, 2024.

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

	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans
Commercial and industrial	$17,536	$11,875
Consumer	703	782
Real estate - construction and development	1,264	3,718
Real estate - commercial and farmland	6,456	11,960
Real estate - residential(1)	83,099	73,883
Total	$109,058	$102,218
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	$8,492	$17,733
(1) Included in real estate - residential were $24.3 million and $12.0 million of serviced GNMA-guaranteed nonaccrual loans at December 31, 2025 and 2024, respectively.

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

We manage the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on the balance sheet due to the rate variability and short-term maturities of its earning assets. In particular, approximately 45.8% of earning assets mature or reprice within one year or less. Mortgage loans, generally our loan category with the longest maturity, are usually made with fifteen to thirty year maturities, but a portion is at a variable interest rate with an adjustment between origination date and maturity date.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2025, the interest rate sensitivity gap (i.e., interest rate sensitive assets minus interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2025
	Maturing or Repricing Within
(dollars in thousands)	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
Interest-earning assets:
Interest-bearing deposits in banks	$835,113	$—	$—	$—	$835,113
Investment securities	1,487	249,974	663,338	1,495,616	2,410,415
Loans held for sale	623,152	—	—	—	623,152
Loans	7,720,339	2,200,847	6,392,449	5,199,887	21,513,522
	9,180,091	2,450,821	7,055,787	6,695,503	25,382,202

Interest-bearing liabilities:
Interest-bearing demand deposits	4,130,070	—	—	—	4,130,070
Money market deposit accounts	7,561,533	—	—	—	7,561,533
Savings	758,937	—	—	—	758,937
Time deposits	2,079,947	1,331,602	87,666	95	3,499,310
FHLB advances	515,000	—	32,293	838	548,131
Other borrowings	9,908	—	—	—	9,908
Trust preferred securities	134,302	—	—	—	134,302
	15,189,697	1,331,602	119,959	933	16,642,191

Interest rate sensitivity gap	$(6,009,606)	$1,119,219	$6,935,828	$6,694,570	$8,740,011

Cumulative interest rate sensitivity gap	$(6,009,606)	$(4,890,387)	$2,045,441	$8,740,011

Interest rate sensitivity gap ratio	0.60	1.84	58.82	7,176.32

Cumulative interest rate sensitivity gap ratio	0.60	0.70	1.12	1.53

INVESTMENT PORTFOLIO

Following is a summary of the carrying value of debt securities available-for-sale as of the end of each reported period:

	December 31,
(dollars in thousands)	2025	2024
U.S. Treasuries	$660,625	$796,464
U.S. government-sponsored agencies	—	994
State, county and municipal securities	19,061	24,740
Corporate debt securities	5,875	10,283
SBA pool securities	12,208	70,482
Mortgage-backed securities	1,509,404	768,297
Total debt securities available-for-sale	$2,207,173	$1,671,260

Following is a summary of the carrying value of debt securities held-to-maturity as of the end of each reported period:

	December 31,
(dollars in thousands)	2025	2024
State, county and municipal securities	$33,414	$33,623
Mortgage-backed securities	169,828	131,054
Total debt securities held-to-maturity	$203,242	$164,677

The amounts of securities available-for-sale and held-to-maturity in each category as of December 31, 2025 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years and (iv) after ten years.

Securities available-for-sale (1)	U.S. Treasuries		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$220,885	4.29%	$2,406	3.52%	$501	5.31%
After one year through five years	388,941	3.47%	9,702	4.06%	3,421	5.13%
After five years through ten years	50,799	4.36%	6,953	3.94%	500	4.60%
After ten years	—	—%	—	—%	1,453	7.55%
	$660,625	3.81%	$19,061	3.95%	$5,875	5.82%

Securities available-for-sale (1)	SBA Pool Securities		Mortgage-backed Securities
	Amount	Yield (2)	Amount	Yield (2)
One year or less	$664	1.85%	$18,766	2.47%
After one year through five years	865	3.44%	221,974	3.28%
After five years through ten years	9,632	2.60%	205,176	4.61%
After ten years	1,047	5.30%	1,063,488	4.44%
	$12,208	2.85%	$1,509,404	4.27%

Securities held-to-maturity (1)	State, County and Municipal Securities		Mortgage-backed Securities
	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$8,239	1.00%
After one year through five years	—	—%	38,435	4.14%
After five years through ten years	—	—%	72,066	2.93%
After ten years	33,414	3.94%	51,088	3.48%
	$33,414	3.94%	$169,828	3.28%
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

During 2025, total deposits increased $653.5 million, or 3.0%, to $22.38 billion at December 31, 2025, compared with $21.72 billion at December 31, 2024. Total interest-bearing deposits increased $725.7 million, or 4.8%, to $15.95 billion at December 31, 2025, driven by an increase of $418.2 million in money market accounts, an increase in brokered time deposits of $394.9 million and an increase in NOW deposits of $46.3 million, partially offset by a decrease in retail time deposits of $128.3 million. Non-interest bearing deposits decreased $72.1 million, or 1.1%, to $6.43 billion at December 31, 2025.

Average amount of various deposit classes and the average rates paid thereon are presented below.

	Year Ended December 31,
	2025		2024
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$6,702,448	—%	$6,567,855	—%
NOW	3,970,399	1.84	3,824,094	2.12
Money market	7,039,768	3.02	6,395,883	3.61
Savings	761,027	0.42	776,273	0.49
Retail time deposits	2,374,589	3.66	2,440,891	4.21
Brokered time deposits	1,107,577	4.34	1,274,933	5.17
Total deposits	$21,955,808	1.93%	$21,279,929	2.28%

At December 31, 2025, the Company had brokered deposits of $1.2 billion. The amounts of time certificates of deposit issued in amounts of more than $250,000 as of December 31, 2025, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through six months, (iii) over six months through one year and (iv) over one year.

(dollars in thousands)	December 31, 2025
Three months or less	$329,882
Over three months through six months	211,680
Over six months through one year	237,618
Over one year	12,133
Total	$791,313

As of December 31, 2025 and 2024, the Company had estimated uninsured deposits of $10.67 billion and $10.24 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $3.76 billion, or 35.2%, of the uninsured deposits at December 31, 2025 were for municipalities which are collateralized with investment securities or letters of credit.

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

The following table summarizes commitments outstanding at December 31, 2025 and 2024.

	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$4,054,259	$3,578,227
Unused home equity lines of credit	451,886	437,304
Financial standby letters of credit	69,796	39,507
Mortgage interest rate lock commitments	201,806	192,528
Mortgage forward contracts with positive fair value - notional amount	—	1,153,717
Mortgage forward contracts with negative fair value - notional amount	1,288,637	—
	$6,066,384	$5,401,283

As of December 31, 2025, letters of credit issued by the Federal Home Loan Bank totaling $1.33 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

The following table sets forth certain information about contractual cash obligations as of December 31, 2025.

	Payments Due After December 31, 2025
(dollars in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	>5 Years
Deposits without a stated maturity	$18,876,685	$18,876,685	$—	$—	$—
Time certificates of deposit	3,499,310	3,411,548	67,632	20,035	95
Other borrowings	557,942	524,908	15,000	17,200	834
Subordinated deferrable interest debentures	154,390	—	—	—	154,390
Operating lease obligations	54,703	10,342	16,899	12,360	15,102
Total contractual cash obligations	$23,143,030	$22,823,483	$99,531	$49,595	$170,421

At December 31, 2025, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

CAPITAL ADEQUACY

Capital Regulations

The capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. During 2025, the Company’s capital increased $324.5 million, primarily due to net income of $412.2 million, which was partially offset by the cash dividends declared on common shares of $55.2 million and share repurchases of $83.6 million. During 2024, the Company’s capital increased $324.8 million, primarily due to net income of $358.7 million, which was partially offset by the cash dividends declared on common shares of $45.2 million and share repurchases of $8.0 million. For both 2025 and 2024, other capital related transactions, such as share-based compensation and issuances of shares of restricted stock accounted for only a small change in the capital of the Company.

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

The following table summarizes the regulatory capital levels of Ameris at December 31, 2025.

	Actual		Required		Excess
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	$3,011,392	11.44%	$1,053,114	4.00%	$1,958,278	7.44%
Ameris Bank	$3,069,893	11.67%	$1,052,050	4.00%	$2,017,843	7.67%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	$3,011,392	13.17%	$1,600,901	7.00%	$1,410,491	6.17%
Ameris Bank	$3,069,893	13.43%	$1,599,534	7.00%	$1,470,359	6.43%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	$3,011,392	13.17%	$1,943,952	8.50%	$1,067,440	4.67%
Ameris Bank	$3,069,893	13.43%	$1,942,291	8.50%	$1,127,602	4.93%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	$3,432,992	15.01%	$2,401,352	10.50%	$1,031,640	4.51%
Ameris Bank	$3,356,950	14.69%	$2,399,301	10.50%	$957,649	4.19%

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

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Selected Income Statement Data:
Interest income	$358,063	$355,046	$347,638	$333,778
Interest expense	112,756	117,082	115,825	111,939
Net interest income	245,307	237,964	231,813	221,839
Provision for credit losses	22,950	22,630	2,772	21,892
Net interest income after provision for credit losses	222,357	215,334	229,041	199,947
Noninterest income	61,827	76,274	68,911	64,023
Noninterest expense	143,090	154,566	155,260	151,034
Income before income taxes	141,094	137,042	142,692	112,936
Income tax	32,738	31,013	32,858	25,001
Net income	$108,356	$106,029	$109,834	$87,935

Per Share Data:
Basic earnings per common share	$1.59	$1.55	$1.60	$1.28
Diluted earnings per common share	1.59	1.54	1.60	1.27
Common dividends - cash	0.20	0.20	0.20	0.20

	Three Months Ended
(dollars in thousands)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Selected Income Statement Data:
Interest income	$346,363	$355,146	$347,323	$329,452
Interest expense	124,542	141,086	135,402	128,064
Net interest income	221,821	214,060	211,921	201,388
Provision for credit losses	12,808	6,107	18,773	21,105
Net interest income after provision for credit losses	209,013	207,953	193,148	180,283
Noninterest income	68,959	69,709	88,711	65,878
Noninterest expense	151,949	151,777	155,357	148,711
Income before income taxes	126,023	125,885	126,502	97,450
Income tax	31,647	26,673	35,717	23,138
Net income	$94,376	$99,212	$90,785	$74,312

Per Share Data:
Basic earnings per common share	$1.37	$1.44	$1.32	$1.08
Diluted earnings per common share	1.37	1.44	1.32	1.08
Common dividends - cash	0.20	0.15	0.15	0.15

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing January 1, 2026. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	3.1%	16.5%
300	2.5%	12.8%
200	1.8%	8.8%
100	1.0%	4.6%
(100)	(0.6)%	(4.8)%
(200)	(0.7)%	(9.8)%
(300)	—%	(14.8)%

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
Consolidated Balance Sheets – December 31, 2025 and 2024
Consolidated Statements of Income – Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Shareholders' Equity – Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Special Equity Awards

On February 20, 2026, the Company granted special, one-time long-term equity awards of time-based restricted stock to certain of the Company’s named executive officers (the “Special Awards”) pursuant to the Ameris Bancorp 2021 Omnibus Equity Incentive Plan. H. Palmer Proctor, Jr., Chief Executive Officer of the Company, received 35,830 restricted shares of Common Stock; Nicole S. Stokes, Corporate EVP and Chief Financial Officer of the Company, received 27,470 restricted shares of Common Stock; Lawton E. Basset, III, Corporate EVP and Chief Banking Officer of the Company, received 18,811 restricted shares of Common Stock; and Ross L. Creasy, Corporate EVP and Chief Information Officer of the Company, received 16,661 restricted shares of Common Stock. All of the Special Awards vest ratably over three years on the first, second and third anniversary of the grant date, except for those awarded to Mr. Proctor, which cliff vest on the third anniversary of the grant date. James A. LaHaise, the Company’s Corporate EVP and Chief Strategy Officer, did not receive a Special Award, as he is retiring on April 30, 2026.

The Special Awards, which were approved by the Compensation Committee of the Board, are not part of the executives’ regular annual compensation and will not be awarded on a reoccurring basis. The Special Awards were granted to the executives in recognition of their leadership and contribution to the Company’s growth in tangible book value, and the increase in the Company’s market capitalization and shareholder return, in recent years. The Special Awards are intended to incentivize the executives to continue to grow shareholder value and to preserve and retain the continuity of the executive management team.

The shares of restricted stock granted as Special Awards are subject to transfer and vesting restrictions. Dividend equivalents on the shares will accrue and be credited with respect to such shares to the extent dividends are paid on the Common Stock, but will only be paid out when, and if, such awards vest. All of the shares have voting rights.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Matters To Be Voted On - Proposal 1 - Election of Directors,” “Governance - Director Independence,” “Governance - Director Nomination Process” “Board of Directors - Board Members,” “Board of Directors - Board Committees,” “Board of Directors - Director Compensation,” “Information About Our Executive Officers,” “Executive Compensation – Compensation Discussion and Analysis – Other Compensation Program Aspects – Insider Trading Policy; Hedging Restrictions,” “Executive Compensation - Employment Agreements,” “Audit Matters - Audit Committee Report,” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Code of Business Conduct and Ethics

Ameris has adopted a code of business conduct and ethics that is applicable to all employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. The code of business conduct and ethics is available on our website at www.amerisbank.com.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Board of Directors - Board Committees - Compensation Committee,” “Board of Directors - Director Compensation” and “Executive Compensation” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	152,705	$—	2,067,280

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Governance - Director Independence,” “Board of Directors - Board Committees” and “Related Party Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Matters To Be Voted On - Proposal 2 - Ratification of Appointment of Our Registered Independent Public Accounting Firm,” “Board of Directors - Board Committees - Audit Committee” and “Audit Matters - Fees and Services” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.    Financial statements:
(a)Ameris Bancorp and Subsidiaries:
(i)Consolidated Balance Sheets – December 31, 2025 and 2024;
(ii)Consolidated Statements of Income – Years ended December 31, 2025, 2024 and 2023;
(iii)Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024 and 2023;
(iv)Consolidated Statements of Shareholders' Equity – Years ended December 31, 2025, 2024 and 2023;
(v)Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023; and
(vi)Notes to Consolidated Financial Statements.
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

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through February 23, 2023 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp's Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023).

4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Ameris Bancorp's Form 10-K filed with the SEC on February 28, 2025).

10.1*	Supplemental Executive Retirement Agreement with Nicole S. Stokes, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.13 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

10.2*	Form of Severance Protection and Restrictive Covenants Agreement for executive officers (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on May 10, 2019).

10.3*	Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of December 17, 2018 (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.4*	Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of June 30, 2019 (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2019).

10.5*	Supplemental Executive Retirement Agreement with Lawton E. Bassett, III, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.16 to Ameris Bancorp's Form 10-K filed with the SEC on March 9, 2020).

10.6*	Supplemental Executive Retirement Agreement with James A. LaHaise, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.15 to Ameris Bancorp's Form 10-K filed with the SEC on February 26, 2021).

10.7*	Ameris Bancorp 2021 Omnibus Equity Incentive Plan, as amended and restated through July 26, 2022 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp’s Form 10-Q filed with the SEC on August 5, 2022).

10.8*	Form of Restricted Share Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.9*	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.10*	Form of Performance Unit Award Agreement under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Ameris Bancorp's Form 10-Q filed with the SEC on August 9, 2021).

10.11*	Second Amendment to Employment Agreement by and among Ameris Bancorp, Ameris Bank and H. Palmer Proctor, Jr. dated as of November 6, 2024 (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on November 8, 2024).

10.12*	Form of Restricted Share Award Agreement (Employee Covenants) under the 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Ameris Bancorp's Form 10-K filed with the SEC on February 28, 2025).

10.13*	Summary of Director Compensation (incorporated by reference to Exhibit 10.1 to Ameris Bancorp's Form 10-Q filed with the SEC on August 8, 2025).

10.14*	Retirement Agreement and Release by and among Ameris Bancorp, Ameris Bank and James A. LaHaise, dated as of February 19, 2026.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Ameris Bancorp's Form 10-K filed with the SEC on February 28, 2025).

21.1	Schedule of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

97.1	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Ameris Bancorp's Form 10-K filed with the SEC on February 28, 2025).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ameris Bancorp and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Quantitative component of the allowance for credit losses on loans evaluated on a collective basis

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses on loans as of December 31, 2025 was $348.1 million, a portion of which related to the quantitative component of the allowance for credit losses on loans evaluated on a collective (pool) basis for the commercial and industrial, consumer, real estate - construction and development, real estate - commercial and farmland and real estate - residential loan segments (the quantitative collective ACL). The Company estimated the quantitative collective ACL utilizing a discounted cash flow (DCF) methodology applied to their loan pools segregated by similar risk characteristics. The Company’s DCF methodology generates cash flow projections at the loan level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default (PD), and loss given default (LGD). The modeling of expected prepayment speeds and curtailment rates are based on historical internal data, and consider current conditions and reasonable and supportable forecasts of future economic conditions. The Company uses regression analysis of historical internal and peer loss data to determine suitable macroeconomic variables to utilize when modeling lifetime PD and LGD. This analysis also determines how expected PD and LGD will react to forecasted levels of the macroeconomic variables over a reasonable and supportable forecast period. At the end of the four-quarter reasonable and supportable forecast period, the Company reverts to a historical loss rate on a straight-line basis over four quarters. Management leverages economic projections comprising multiple weighted scenarios from an independent third party to inform its macroeconomic variable forecasts over the reasonable and supportable forecast period. A portion of the allowance for credit losses on loans is comprised of qualitative factors for loan segment specific risks that cannot be addressed in the quantitative methods.

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

We evaluated the Company’s process to develop the quantitative collective ACL estimate by testing certain sources of data and assumptions that the Company used, and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
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
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Ameris Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited Ameris Bancorp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia
February 26, 2026

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024
(dollars in thousands, except per share data)

	2025	2024
Assets
Cash and due from banks	$253,807	$244,980
Interest-bearing deposits in banks	835,113	975,397
Cash and cash equivalents	1,088,920	1,220,377

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $75 and $69	2,207,173	1,671,260
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $189,873 and $144,028)	203,242	164,677
Other investments	85,443	66,298
Loans held for sale, at fair value	623,152	528,599

Loans, net of unearned income	21,513,522	20,739,906
Allowance for credit losses	(348,141)	(338,084)
Loans, net	21,165,381	20,401,822

Other real estate owned, net	2,918	2,433
Premises and equipment, net	213,097	209,460
Goodwill	1,015,646	1,015,646
Other intangible assets, net	54,824	70,761
Cash value of bank owned life insurance	420,583	408,574
Other assets	435,500	502,143
Total assets	$27,515,879	$26,262,050

Liabilities
Deposits
Noninterest-bearing	$6,426,145	$6,498,293
Interest-bearing	15,949,850	15,224,155
Total deposits	22,375,995	21,722,448
Other borrowings	558,039	291,788
Subordinated deferrable interest debentures, net	134,302	132,309
Other liabilities	371,515	363,983
Total liabilities	23,439,851	22,510,528

Commitments and Contingencies (Note 18)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 72,898,342 and 72,699,245 shares issued	72,898	72,699
Capital surplus	1,971,131	1,958,642
Retained earnings	2,210,385	1,853,428
Accumulated other comprehensive income (loss), net of tax	8,312	(30,119)
Treasury stock, at cost, 4,876,026 and 3,630,636 shares	(186,698)	(103,128)
Total shareholders’ equity	4,076,028	3,751,522
Total liabilities and shareholders’ equity	$27,515,879	$26,262,050

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands, except per share data)

	2025	2024	2023
Interest income
Interest and fees on loans	$1,265,351	$1,265,522	$1,172,162
Interest on taxable securities	87,327	61,518	59,002
Interest on nontaxable securities	1,428	1,338	1,335
Interest on deposits in other banks	40,419	49,906	47,936
Total interest income	1,394,525	1,378,284	1,280,435

Interest expense
Interest on deposits	424,176	484,673	356,017
Interest on other borrowings	33,426	44,421	89,374
Total interest expense	457,602	529,094	445,391

Net interest income	936,923	849,190	835,044
Provision for loan losses	47,406	69,841	153,515
Provision for unfunded commitments	22,832	(11,048)	(10,853)
Provision for other credit losses	6	—	(6)
Provision for credit losses	70,244	58,793	142,656
Net interest income after provision for credit losses	866,679	790,397	692,388

Noninterest income
Service charges on deposit accounts	54,645	50,893	46,575
Mortgage banking activity	147,015	160,475	139,885
Other service charges, commissions and fees	4,493	4,758	4,401
Net gain (loss) on securities	1,633	12,304	(304)
Equipment finance activity	30,562	21,664	23,349
Other noninterest income	32,687	43,163	28,922
Total noninterest income	271,035	293,257	242,828

Noninterest expense
Salaries and employee benefits	348,868	347,641	320,110
Occupancy and equipment	44,923	48,784	51,450
Advertising and marketing	11,989	12,612	11,638
Amortization of intangible assets	15,937	17,189	18,244
Data processing and communications expenses	62,515	59,699	53,486
Legal and other professional fees	18,145	16,737	17,726
Credit resolution-related expenses	3,145	2,487	80
FDIC insurance	10,368	15,499	26,940
Loan servicing expenses	31,129	36,157	35,283
Other noninterest expenses	56,931	50,989	43,324
Total noninterest expense	603,950	607,794	578,281

Income before income tax expense	533,764	475,860	356,935
Income tax expense	121,610	117,175	87,830
Net income	$412,154	$358,685	$269,105

Basic earnings per common share	$6.02	$5.21	$3.90
Diluted earnings per common share	$6.00	$5.19	$3.89
Weighted average common shares outstanding
Basic	68,448,812	68,808,830	68,977,453
Diluted	68,705,914	69,061,832	69,104,158
See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands)

	2025	2024	2023
Net income	$412,154	$358,685	$269,105

Other comprehensive income
Net unrealized holding gains arising during period on investment securities available-for-sale, net of tax expense of $12,497, $1,937 and $3,598	38,519	5,820	10,339
Reclassification adjustment for (gains) losses on investment securities included in net income, net of tax expense (benefit) of $28, $0 and $(80)	(88)	—	229
Total other comprehensive income	38,431	5,820	10,568

Comprehensive income	$450,585	$364,505	$279,673

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at beginning of period	72,263,727	$72,264	$1,935,211	$1,311,258	$(46,507)	2,894,677	$(74,826)	$3,197,400
Issuance of restricted shares	133,430	133	(133)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	105,005	105	(105)	—	—	—	—	—
Forfeitures of restricted shares	(2,083)	(2)	(30)	—	—	—	—	(32)
Exercise of stock options	16,000	16	460	—	—	—	—	476
Share-based compensation	—	—	9,982	—	—	—	—	9,982
Purchase of treasury shares	—	—	—	—	—	568,061	(20,346)	(20,346)
Net income	—	—	—	269,105	—	—	—	269,105
Dividends on common shares ($0.60 per share)	—	—	—	(41,683)	—	—	—	(41,683)
Cumulative effect of change in accounting for credit losses	—	—	—	1,277	—	—	—	1,277
Other comprehensive income (loss) during the period	—	—	—	—	10,568	—	—	10,568
Balance at December 31, 2023	72,516,079	$72,516	$1,945,385	$1,539,957	$(35,939)	3,462,738	$(95,172)	$3,426,747
Issuance of restricted shares	130,520	131	(131)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	63,301	63	(63)	—	—	—	—	—
Forfeitures of restricted shares	(10,655)	(11)	(220)	—	—	—	—	(231)
Share-based compensation	—	—	13,671	—	—	—	—	13,671
Purchase of treasury shares	—	—	—	—	—	167,898	(7,956)	(7,956)
Net income	—	—	—	358,685	—	—	—	358,685
Dividends on common shares ($0.65 per share)	—	—	—	(45,214)	—	—	—	(45,214)
Other comprehensive income (loss) during the period	—		—	—	5,820	—	—	5,820
Balance at December 31, 2024	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Continued)
Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital Surplus	Retained Earnings		Shares	Amount
Balance at January 1, 2025	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522
Issuance of restricted shares	91,440	91	(91)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	122,904	123	(123)	—	—	—	—	—
Forfeitures of restricted shares	(15,247)	(15)	(450)	—	—	—	—	(465)
Share-based compensation	—	—	13,153	—	—	—	—	13,153
Purchase of treasury shares	—	—	—	—	—	1,245,390	(83,570)	(83,570)
Net income	—	—	—	412,154	—	—	—	412,154
Dividends on common shares ($0.80 per share)	—	—	—	(55,197)	—	—	—	(55,197)
Other comprehensive income (loss) during the period	—	—	—	—	38,431	—	—	38,431
Balance at December 31, 2025	72,898,342	$72,898	$1,971,131	$2,210,385	$8,312	4,876,026	$(186,698)	$4,076,028

See notes to consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands)

	2025	2024	2023
Operating Activities
Net income	$412,154	$358,685	$269,105
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion, net	29,655	36,798	34,570
Net (gains) losses on sale or disposal of premises and equipment	19	1,401	(1,658)
Net write-downs on premises and equipment	—	(121)	—
Provision for credit losses	70,244	58,793	142,656
Net write-downs and (gains) losses on sale of other real estate owned	171	532	(1,595)
Share-based compensation expense	12,688	13,440	9,950
Amortization of operating lease right of use assets	8,781	9,930	11,363
Provision for deferred taxes	(10,551)	(20,078)	(20,468)
Net (gain) loss on securities	(1,633)	(12,304)	304
Loan servicing asset impairment	910	—	—
Originations of mortgage loans held for sale	(4,281,600)	(4,420,439)	(3,620,664)
Payments received on mortgage loans held for sale	31,354	20,479	15,269
Proceeds from sales of mortgage loans held for sale	4,201,851	4,179,314	3,695,259
Net (gains) losses on mortgage loans held for sale	(53,192)	(41,298)	2,072
Originations of SBA loans	(28,620)	(28,805)	(27,410)
Proceeds from sales of SBA loans	30,401	32,999	30,462
Net gains on sales of SBA loans	(1,781)	(4,194)	(1,557)
Increase in cash surrender value of bank owned life insurance	(13,922)	(12,298)	(8,777)
Gain on bank owned life insurance proceeds	(621)	(1,464)	(486)
Loss (gain) on sale of mortgage servicing rights	660	(10,494)	—
Loss (gain) on debt redemption	437	890	(1,148)
Increase in interest receivable	(4,849)	(747)	(9,662)
Increase (decrease) in interest payable	(4,333)	(11,176)	26,946
Increase (decrease) in taxes payable	(20,233)	29,846	2,271
Change attributable to other operating activities	12,193	(25,496)	22,157
Net cash provided by operating activities	390,183	154,193	568,959

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands)

	2025	2024	2023
Investing Activities, net of effects of business combinations
Purchases of securities available-for-sale	$(1,015,456)	$(693,401)	$(30,548)
Purchases of securities held-to-maturity	(44,089)	(26,071)	(8,543)
Proceeds from prepayments and maturities of securities available-for-sale	493,027	434,711	142,082
Proceeds from prepayments and maturities of securities held-to-maturity	5,776	3,084	2,082
Proceeds from sale of securities available-for-sale	45,039	—	5,141
Net (increase) decrease in other investments	(19,407)	16,712	38,112
Net increase in loans	(836,952)	(610,502)	(485,459)
Proceeds from sale of mortgage servicing rights	23,728	82,328	—
Purchases of premises and equipment	(20,539)	(13,477)	(17,531)
Proceeds from sale of premises and equipment	172	250	3,925
Proceeds from sales of other real estate owned	7,458	14,625	10,655
Purchase of bank owned life insurance	—	(110,000)	—
Proceeds from bank owned life insurance	58,441	55,059	1,890
Net cash used in investing activities	(1,302,802)	(846,682)	(338,194)
Financing Activities, net of effects of business combinations
Net increase in deposits	653,547	1,013,939	1,245,771
Proceeds from other borrowings	8,163,000	6,308,000	15,842,000
Repayment of other borrowings	(7,897,238)	(6,526,963)	(17,207,845)
Proceeds from exercise of stock options	—	—	476
Dividends paid - common stock	(55,252)	(41,460)	(41,649)
Purchase of treasury shares	(82,895)	(7,954)	(20,346)
Net cash provided by (used in) financing activities	781,162	745,562	(181,593)

Net increase (decrease) in cash and cash equivalents	(131,457)	53,073	49,172
Cash and cash equivalents at beginning of period	1,220,377	1,167,304	1,118,132
Cash and cash equivalents at end of period	$1,088,920	$1,220,377	$1,167,304

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$461,935	$540,270	$418,445
Loans transferred to other real estate owned	$8,114	$11,391	$14,416
Loans transferred from loans held for sale to loans held for investment	$22,443	$14,677	$—
Loans transferred from loans held for investment to loans held for sale	$15,409	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,309	$5,488	$2,827
Security purchases settled in a subsequent period	$500	$—	$—
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

Acquisition Accounting

The Company accounts for business combinations using the acquisition method in accordance with ASC 805. Identifiable assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. Goodwill represents the excess of consideration transferred over the fair value of the net assets acquired. Provisional amounts are adjusted, if necessary, during the measurement period (not to exceed one year from the acquisition date) as additional information becomes available. Acquisition-related costs are expensed as incurred.

The Company did not complete any business combinations during the years ended December 31, 2025, 2024, or 2023.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. There was no restricted cash held at either December 31, 2025 and 2024.

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

The amortization of premiums and accretion of discounts are recognized in interest income over the expected life of the securities, which may be shorter than the stated life of the security. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2025, 2024 and 2023. Accrued interest receivable on debt securities totaled $12.3 million and $10.2 million as of December 31, 2025 and 2024, respectively.

The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit-related impairment exists. The Company first evaluates whether it intends to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is attributable to credit or resulted from other factors. If credit-related impairment exists, the Company recognizes an allowance for credit losses (“ACL”), limited to the amount by which the fair value is less than the amortized cost basis. Refer to Note 2 for additional information related to the ACL for available-for-sale securities. Any impairment not recognized through an ACL is recognized in other comprehensive income, net of tax, as a non credit-related impairment.

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

Also included in other investments are 28,805 Visa Class B-2 restricted shares owned by the Bank with zero carrying value as of December 31, 2025.  These shares are transferable only under limited circumstances until they can be converted into the publicly traded Visa Class A common shares. This conversion will not occur until the settlement of certain litigation which will be indemnified by Visa members, including the Bank. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Visa Class B conversion ratio to unrestricted Visa Class A shares.  As of December 31, 2025, the conversion ratio was 1.5108. On January 23, 2024, Visa’s common stockholders approved amendments to the Visa’s certificate of incorporation authorizing Visa to implement an exchange offer program that would have the effect of releasing transfer restrictions on portions of the Visa’s class B common stock. The certificate of incorporation amendments automatically redenominate all shares of class B common stock as class B-1 common stock with no changes to the par value, conversion features, rights and privileges of the class B common stock. The amendments also authorized new classes of class B common stock that will only be issuable in connection with an exchange offer where a preceding class of B common stock was tendered in exchange and retired. During the second quarter of 2024, the Company participated in the exchange offer and exchanged all of its Class B-1 shares for a combination of Class B-2 and Class C shares in accordance with the terms of the exchange offer. The Company subsequently sold its Class C shares during the second and third quarters of 2024.

Loans Held for Sale

Mortgage and SBA loans held for sale are initially measured at fair value under the fair value option, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held for sale and realized gains and losses upon ultimate sale of the mortgage loans held for sale are classified as mortgage banking activity in the consolidated statements of income. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of SBA loans held for sale and realized gains and losses upon ultimate sale of the SBA loans held for sale are classified as other noninterest income in the consolidated statements of income.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into strata based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized for a particular stratum through a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular stratum, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in mortgage banking activity and other noninterest income on the income statement. Refer to Note 22 for additional information related to the valuation allowance on servicing rights. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and discount rates.

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

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. Accrued interest receivable on loans is reported in other assets on the consolidated balance sheets and totaled $80.0 million and $77.3 million at December 31, 2025 and 2024, respectively.

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

Municipal - Municipal loans consist of loans made to counties, municipalities and political subdivisions. The source of repayment for these loans is either general revenue of the municipality or revenues of the project being financed by the loan. These loans may be secured by real estate, machinery, equipment or assignment of certain revenues.

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

Real Estate - Commercial and Farmland - Commercial real estate loans include loans secured by owner-occupied commercial buildings for office, storage, retail, farmland and warehouse space. They also include non-owner occupied commercial buildings such as leased retail and office space. Multifamily residential and lodging (hotel / motel) loans are also subsegments of commercial real estate loans. Commercial real estate loans may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Real Estate - Residential - The Company's residential loans include permanent mortgage financing and home equity lines of credit secured by one-to-four family residential properties located within the Bank's market areas. Residential real estate loans also include purchased loan pools secured by one-to-four family residential properties located outside the Bank's market area.

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

PD×LGD Method

The Company uses the PD×LGD method to estimate expected credit losses (“EL”) for the municipal and premium finance loan segments. Under the PD×LGD method, the loss rate is a function of two components: (1) the lifetime default rate (“PD”); and (2) the loss given default (“LGD”). For the premium finance loan segment, calculations of lifetime default rates and corresponding loss given default rates of static pools are performed. The PD×LGD method uses the default rates and loss given default rates of different static pools to quantify the relationship between those rates and the credit mix of the pools and applies that relationship on a going forward basis. The Company has not incurred any historical defaults or charge-offs in its municipal portfolio. Therefore, in lieu of historical loss rates, the Company applies historical benchmarking PD and LGD ratios provided by a reputable and independent third party to the current municipal loan balance.

Qualitative Factors

The Company uses qualitative factors for model limitations and risk uncertainty as well as for loan segment specific risks that cannot be addressed in the quantitative methods. Credit losses on the Mortgage Warehouse segment are determined solely using qualitative factors as the Company has not experienced historical charge-offs in this pool. All qualitative factor reserves needed are approved by the Allowance Committee quarterly. Sources for quantitative metrics for qualitative factor adjustments include, but are not limited to, third-party economic and forecast analysis, default rate & loss studies, academic studies, historical loss rate benchmarking (internal & external) and statistical modeling and adjustments.

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

Leases

The Company has entered into various operating leases for certain branch locations, ATM locations, loan production offices, and corporate support services locations. Generally, these leases have initial lease terms of 13 years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. At the commencement date of the lease, the Company recognizes a lease liability at the present value of the lease payments not yet paid, discounted using the discount rate for the lease or the Company’s incremental borrowing rate. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. At the commencement date, the company also recognizes a right-of-use asset measured at (i) the initial measurement of the lease liability; (ii) any lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) any initial direct costs incurred by the lessee. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2025, the Company had no leases classified as finance leases. The Company rents or subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases of former branch locations or excess space in branch or corporate facilities.

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

Share-Based Compensation

The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Share-based compensation cost is included with salaries and employee benefits in the consolidated statements of income.

Treasury Stock

The Company’s repurchases of shares of its common stock are recorded at cost as treasury stock and result in a reduction of shareholders' equity.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of stock options, restricted shares and performance stock units for the years ended December 31, 2025, 2024 and 2023, and are determined using the treasury stock method. The Company determined that certain of its previously outstanding and non-vested stock awards were participating securities, since all dividends on these awards were paid similar to other dividends. The difference between earnings per share calculated under the treasury stock method versus under the two class method, which is required when participating securities exist, is immaterial. All remaining participating securities vested during the first quarter of 2024.

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Net income available to common shareholders	$412,154	$358,685	$269,105

Weighted average number of common shares outstanding	68,448,812	68,808,830	68,977,453
Effect of dilutive stock options	—	—	45
Effect of dilutive restricted stock awards	118,472	128,611	62,534
Effect of performance stock units	138,630	124,391	64,126
Weighted average number of common shares outstanding used to calculate diluted earnings per share	68,705,914	69,061,832	69,104,158

For the years ended December 31, 2025 and 2023 there were no anti-dilutive securities excluded from the computation of earnings per share. For the year ended December 31, 2024, there were 4,170 anti-dilutive securities excluded from the computation of earnings per share.

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

Mortgage Banking Derivatives

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as freestanding derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in mortgage banking activity in the Company's consolidated statements of income.

Customer Derivatives

The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate derivative agreements are freestanding derivatives and are recorded at fair value with any unrealized gain or loss recorded in other noninterest income in the Company's consolidated statements of income. These instruments, and their offsetting positions, are recorded in other assets and other liabilities on the consolidated balance sheets.

Risk Participation Agreements

The Company also may enter into risk participation agreements with a financial institution counterparty for an interest rate derivative contract related to a loan in which the Company may be a participant or the agent bank. The risk participation agreement provides credit protection to the agent bank should the borrower fail to perform on its interest rate derivative contracts with the agent bank. The Company manages its credit risk on risk participation agreements by monitoring the creditworthiness of the borrower, which follows the same credit review process as derivative instruments entered into directly with the borrower. The notional amount of a risk participation agreement reflects the Company's pro rata share of the derivative instrument, consistent with its share of the related participated loan. Changes in the fair value of risk participation agreements are recognized in other noninterest income in the Company's consolidated statements of income.

Revenue Recognition

With the exception of gains/losses on the sale of OREO discussed below, revenue from contracts with customers (“ASC 606 Revenue”) is recorded in the service charges on deposit accounts category, the other service charges, commissions and fees category and the other noninterest income category in the Company's consolidated statements of income as part of noninterest income. Substantially all ASC 606 Revenue is recorded in the Banking Division.

Debit Card Interchange Fees - The Company earns debit card interchange fees from debit cardholder transactions conducted through various payment networks. Interchange fees from debit cardholder transactions represent a percentage of the underlying transaction amount and are recognized daily, concurrently with the transaction processing services provided to the debit cardholder.

Overdraft Fees - Overdraft fees are recognized at the point in time that the overdraft occurs.

Other Service Charges on Deposit Accounts - Other service charges on deposit accounts include both transaction-based fees and account maintenance fees. Transaction based fees, which include wire transfer fees, stop payment charges, statement rendering, and automated clearing house fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.

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

Comprehensive Income

The Company’s comprehensive income includes net income and net unrealized holding gains and losses on available-for-sale securities, net of tax. These net unrealized holding gains and losses are recorded in accumulated other comprehensive income (loss) within shareholders’ equity on the consolidated balance sheet.

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

Reportable Segments

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

Accounting Standards Adopted in 2025

ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 provides for enhanced income tax disclosures by, among other things, requiring specific breakout of certain categories in the reconciliation of statutory income tax rate to effective rate, establishing a quantitative threshold for further breakout of reconciling items exceeding the threshold and not already required to be separately disclosed, requiring a qualitative description of the state and local jurisdictions making up the majority (greater than 50%) of the effect of state and local income taxes category, and provide further disaggregation of income taxes paid (net of refunds received) by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 and adoption did not have a significant impact on the Company's financial position or results of operations. The adoption enhanced income tax disclosures beginning with the Company's Annual Report on this Form 10-K and is applied on a retrospective basis. Refer to Note 11 for additional information related to income taxes.

Accounting Standards Pending Adoption

ASU No. 2024-03 - Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures (“ASU 2024-03”). ASU No. 2024-03 requires additional disclosure of certain expense captions presented on the face of the Company’s income statement. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied either on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that adoption of ASU 2024-03 will have on its disclosures.

ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 replaces the previous guidance based on the “project stage” model and increases the operability of the recognition guidance through a principles-based approach so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that adoption of this pronouncement will have on our consolidated financial statements and disclosures.

ASU No. 2025-08, Financial Instruments - Credit Losses (Subtopic 326-20): Purchased Loans ("ASU 2025-08"). ASU 2025-08 expands the gross‑up approach to most purchased loans, eliminating the recognition of a day‑one credit loss expense for these acquisitions. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company elected early adoption of this standard effective January 1, 2026 and the adoption did not have a significant impact on the Company's financial position or results of operations.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentations.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. Treasuries	$653,888	$—	$7,578	$(841)	$660,625
State, county and municipal securities	19,493	—	6	(438)	19,061
Corporate debt securities	6,395	(75)	9	(454)	5,875
SBA pool securities	12,795	—	—	(587)	12,208
Mortgage-backed securities	1,500,644	—	22,594	(13,834)	1,509,404
Total debt securities available-for-sale	$2,193,215	$(75)	$30,187	$(16,154)	$2,207,173

December 31, 2024
U.S. Treasuries	$800,860	$—	$669	$(5,065)	$796,464
U.S. government-sponsored agencies	1,010	—	—	(16)	994
State, county and municipal securities	25,802	—	8	(1,070)	24,740
Corporate debt securities	10,946	(69)	—	(594)	10,283
SBA pool securities	72,036	—	—	(1,554)	70,482
Mortgage-backed securities	797,542	—	1,494	(30,739)	768,297
Total debt securities available-for-sale	$1,708,196	$(69)	$2,171	$(39,038)	$1,671,260

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
State, county and municipal securities	$33,414	$4	$(4,145)	$29,273
Mortgage-backed securities	169,828	534	(9,762)	160,600
Total debt securities held-to-maturity	$203,242	$538	$(13,907)	$189,873

December 31, 2024
State, county and municipal securities	$33,623	$—	$(6,214)	$27,409
Mortgage-backed securities	131,054	80	(14,515)	116,619
Total debt securities held-to-maturity	$164,677	$80	$(20,729)	$144,028

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of December 31, 2025, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$223,784	$224,456	$—	$—
Due from one year to five years	398,430	402,929	—	—
Due from five to ten years	67,393	67,884	—	—
Due after ten years	2,964	2,500	33,414	29,273
Mortgage-backed securities	1,500,644	1,509,404	169,828	160,600
	$2,193,215	$2,207,173	$203,242	$189,873

Securities with a carrying value of approximately $512.0 million and $449.2 million at December 31, 2025 and 2024, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2025 and 2024.

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2025
U.S. Treasuries	$—	$—	$56,606	$(841)	$56,606	$(841)
State, county and municipal securities	—	—	12,803	(438)	12,803	(438)
Corporate debt securities	1,050	(375)	2,421	(79)	3,471	(454)
SBA pool securities	—	—	12,076	(587)	12,076	(587)
Mortgage-backed securities	100,144	(3,061)	390,234	(10,773)	490,378	(13,834)
Total debt securities	$101,194	$(3,436)	$474,140	$(12,718)	$575,334	$(16,154)

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
U.S. Treasuries	$272,564	$(1,376)	$353,787	$(3,689)	$626,351	$(5,065)
U. S. government sponsored agencies	—	—	994	(16)	994	(16)
State, county and municipal securities	3,953	(17)	15,940	(1,053)	19,893	(1,070)
Corporate debt securities	383	(13)	8,400	(581)	8,783	(594)
SBA pool securities	52,850	(322)	17,491	(1,232)	70,341	(1,554)
Mortgage-backed securities	177,438	(1,968)	481,617	(28,771)	659,055	(30,739)
Total debt securities	$507,188	$(3,696)	$878,229	$(35,342)	$1,385,417	$(39,038)

As of December 31, 2025, the Company’s available-for-sale security portfolio consisted of 411 securities, 301 of which were in an unrealized loss position. At December 31, 2025, the Company held 260 mortgage-backed securities that were in an unrealized loss position. At December 31, 2025, the Company also held 26 SBA pool securities, 10 state, county and municipal securities, three corporate securities, and two U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2025
State, county and municipal securities	$—	$—	$27,990	$(4,145)	$27,990	$(4,145)
Mortgage-backed securities	19,344	(152)	83,035	(9,610)	102,379	(9,762)
Total debt securities held-to-maturity	$19,344	$(152)	$111,025	$(13,755)	$130,369	$(13,907)

December 31, 2024
State, county and municipal securities	$1,702	$(49)	$25,707	$(6,165)	$27,409	$(6,214)
Mortgage-backed securities	22,710	(848)	79,366	(13,667)	102,076	(14,515)
Total debt securities held-to-maturity	$24,412	$(897)	$105,073	$(19,832)	$129,485	$(20,729)

As of December 31, 2025, the Company’s held-to-maturity security portfolio consisted of 59 securities, 37 of which were in an unrealized loss position. At December 31, 2025, the Company held 30 mortgage-backed securities and seven state, county and municipal securities that were in an unrealized loss position.

At December 31, 2025 and 2024, all of the Company's mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluates available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these investment securities at an unrealized loss position at December 31, 2025, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at December 31, 2025, management determined $75,000 was attributable to credit impairment and increased the allowance for credit losses accordingly. The remaining $16.2 million in unrealized loss was determined to be from factors other than credit, primarily changes in market interest rates.

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Allowance for credit losses
Beginning balance	$69	$69	$75
Current-period provision for expected credit losses	6	—	(6)
Ending balance	$75	$69	$69

The Company's held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's investment securities available for sale:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Gross gains on sales of securities	$116	$—	$—
Gross losses on sales of securities	—	—	(310)
Net realized gains (losses) on sales of securities available for sale	$116	$—	$(310)

Sales proceeds	$45,039	$—	$5,141

Net gain on securities reported on the consolidated statements of income is comprised of the following:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Net realized gains (losses) on sales of securities available-for-sale	$116	$—	$(310)
Unrealized holding gains (losses) on equity securities	(121)	(10)	6
Net realized gains on sales of other investments	1,638	12,314	—
Net gain (loss) on securities	$1,633	$12,304	$(304)

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table.

	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$3,288,505	$2,953,135
Consumer	180,010	221,735
Mortgage warehouse	1,150,782	965,053
Municipal	434,234	441,408
Premium finance	1,306,267	1,155,614
Real estate – construction and development	1,469,250	1,998,506
Real estate – commercial and farmland	9,311,405	8,445,958
Real estate – residential	4,373,069	4,558,497
	$21,513,522	$20,739,906

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

	December 31,
(dollars in thousands)	2025	2024
Commercial and industrial	$17,536	$11,875
Consumer	703	782
Real estate – construction and development	1,264	3,718
Real estate – commercial and farmland	6,456	11,960
Real estate – residential (1)	83,099	73,883
	$109,058	$102,218
(1) Included in real estate - residential were $24.3 million and $12.0 million of serviced GNMA-guaranteed nonaccrual loans at December 31, 2025 and 2024, respectively.
Interest income recognized on nonaccrual loans during the years ended December 31, 2025 and 2024 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commercial and industrial	$4,884	$3,866
Real estate – construction and development	644	2,624
Real estate – commercial and farmland	4,118	9,357
Real estate – residential	43,334	36,512
	$52,980	$52,359

The following tables present an analysis of past-due loans as of December 31, 2025 and 2024:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2025
Commercial and industrial	$8,890	$5,938	$8,470	$23,298	$3,265,207	$3,288,505	$—
Consumer	3,655	2,199	198	6,052	173,958	180,010	—
Mortgage warehouse	—	—	—	—	1,150,782	1,150,782	—
Municipal	—	—	—	—	434,234	434,234	—
Premium finance	13,463	6,961	8,492	28,916	1,277,351	1,306,267	8,492
Real estate – construction and development	2,238	349	938	3,525	1,465,725	1,469,250	—
Real estate – commercial and farmland	1,707	16	5,770	7,493	9,303,912	9,311,405	—
Real estate – residential	42,310	17,680	79,502	139,492	4,233,577	4,373,069	—
Total	$72,263	$33,143	$103,370	$208,776	$21,304,746	$21,513,522	$8,492

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
December 31, 2024
Commercial and industrial	$12,300	$5,908	$12,849	$31,057	$2,922,078	$2,953,135	$5,159
Consumer	2,672	557	319	3,548	218,187	221,735	—
Mortgage warehouse	—	—	—	—	965,053	965,053	—
Municipal	—	—	—	—	441,408	441,408	—
Premium finance	15,068	6,315	12,485	33,868	1,121,746	1,155,614	12,485
Real estate – construction and development	23,102	461	3,786	27,349	1,971,157	1,998,506	89
Real estate – commercial and farmland	6,787	2,435	5,980	15,202	8,430,756	8,445,958	—
Real estate – residential	47,020	15,864	71,070	133,954	4,424,543	4,558,497	—
Total	$106,949	$31,540	$106,489	$244,978	$20,494,928	$20,739,906	$17,733

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the allowance for credit losses as the amount by which the amortized cost basis of the financial asset exceeds the estimated fair value of the collateral. As of December 31, 2025 and 2024, there were $41.8 million and $49.5 million, respectively, of collateral-dependent loans which are primarily secured by real estate, equipment and receivables.

The following table presents an analysis of collateral-dependent financial assets and related allowance for credit losses:

(dollars in thousands)	December 31, 2025		December 31, 2024
	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial and industrial	$12,057	$1,866	$9,451	$1,072
Premium finance	1,296	1	2,165	130
Real estate – construction and development	902	42	2,979	110
Real estate – commercial and farmland	5,084	378	10,882	149
Real estate – residential	22,494	2,857	23,983	2,302
	$41,833	$5,144	$49,460	$3,763
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

The following table presents the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands). Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the table below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at December 31, 2025 and 2024.

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Commercial and Industrial
Risk Grade:
Pass	$934,457	$644,695	$403,869	$375,741	$151,316	$74,208	$679,681	$3,263,967
Special Mention	957	470	19	835	1,143	1,294	384	5,102
Substandard	1,191	4,406	5,273	1,673	2,843	2,786	1,264	19,436
Total commercial and industrial	$936,605	$649,571	$409,161	$378,249	$155,302	$78,288	$681,329	$3,288,505
2025 gross charge-offs	$727	$8,681	$11,808	$12,191	$3,550	$1,033	$4,033	$42,023
Consumer
Risk Grade:
Pass	$58,282	$12,126	$9,095	$3,652	$908	$28,711	$66,097	$178,871
Special Mention	—	14	—	9	—	19	—	42
Substandard	116	192	153	50	19	510	57	1,097
Total consumer	$58,398	$12,332	$9,248	$3,711	$927	$29,240	$66,154	$180,010
2025 gross charge-offs	$2,976	$3,947	$368	$233	$10	$1,529	$404	$9,467
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,150,782	$1,150,782
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,150,782	$1,150,782
2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$26,343	$30,899	$8,708	$42,797	$34,928	$289,740	$819	$434,234
Total municipal	$26,343	$30,899	$8,708	$42,797	$34,928	$289,740	$819	$434,234
2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,278,242	$19,305	$227	$—	$—	$—	$—	$1,297,774
Substandard	7,945	548	—	—	—	—	—	8,493
Total premium finance	$1,286,187	$19,853	$227	$—	$—	$—	$—	$1,306,267
2025 gross charge-offs	$2,788	$7,037	$207	$5	$—	$—	$—	$10,037

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate – Construction and Development
Risk Grade:
Pass	$639,978	$384,683	$38,088	$183,595	$97,961	$42,251	$78,824	$1,465,380
Special Mention	—	—	—	150	—	240	—	390
Substandard	—	584	103	512	335	1,946	—	3,480
Total real estate – construction and development	$639,978	$385,267	$38,191	$184,257	$98,296	$44,437	$78,824	$1,469,250
2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,344,318	$324,535	$437,240	$2,731,134	$1,974,974	$2,321,409	$100,635	$9,234,245
Special Mention	—	—	—	7,972	15,851	8,411	—	32,234
Substandard	9,000	344	1,355	17,292	1,725	15,110	100	44,926
Total real estate – commercial and farmland	$1,353,318	$324,879	$438,595	$2,756,398	$1,992,550	$2,344,930	$100,735	$9,311,405
2025 gross charge-offs	$—	$—	$36	$—	$—	$658	$—	$694
Real Estate - Residential
Risk Grade:
Pass	$229,509	$156,412	$537,032	$1,159,471	$965,202	$889,948	$342,918	$4,280,492
Special Mention	—	—	—	47	28	1,113	753	1,941
Substandard	4,908	8,516	8,945	22,084	9,197	29,744	7,242	90,636
Total real estate - residential	$234,417	$164,928	$545,977	$1,181,602	$974,427	$920,805	$350,913	$4,373,069
2025 gross charge-offs	$—	$57	$171	$192	$—	$13	$162	$595
Total Loans
Risk Grade:
Pass	$4,511,129	$1,572,655	$1,434,259	$4,496,390	$3,225,289	$3,646,267	$2,419,756	$21,305,745
Special Mention	957	484	19	9,013	17,022	11,077	1,137	39,709
Substandard	23,160	14,590	15,829	41,611	14,119	50,096	8,663	168,068
Total loans	$4,535,246	$1,587,729	$1,450,107	$4,547,014	$3,256,430	$3,707,440	$2,429,556	$21,513,522
2025 gross charge-offs	$6,491	$19,722	$12,590	$12,621	$3,560	$3,233	$4,599	$62,816

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Commercial and Industrial
Risk Grade:
Pass	$919,301	$594,485	$523,513	$246,036	$72,397	$46,358	$512,778	$2,914,868
Special Mention	892	28	1,938	1,311	777	2,960	3,319	11,225
Substandard	885	2,214	4,384	7,222	655	4,555	7,127	27,042
Total commercial and industrial	$921,078	$596,727	$529,835	$254,569	$73,829	$53,873	$523,224	$2,953,135
2024 gross charge-offs	$1,374	$21,045	$19,333	$9,887	$1,350	$886	$—	$53,875
Consumer
Risk Grade:
Pass	$58,113	$18,575	$8,684	$2,371	$17,405	$31,962	$83,143	$220,253
Special Mention	8	—	14	—	9	61	—	92
Substandard	113	206	81	48	179	648	115	1,390
Total consumer	$58,234	$18,781	$8,779	$2,419	$17,593	$32,671	$83,258	$221,735
2024 gross charge-offs	$438	$683	$288	$74	$847	$1,484	$198	$4,012
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$965,053	$965,053
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$965,053	$965,053
2024 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
Total municipal	$20,133	$9,094	$44,482	$36,468	$139,046	$191,559	$626	$441,408
2024 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,141,370	$1,648	$28	$83	$—	$—	$—	$1,143,129
Substandard	12,001	483	1	—	—	—	—	12,485
Total premium finance	$1,153,371	$2,131	$29	$83	$—	$—	$—	$1,155,614
2024 gross charge-offs	$2,439	$6,870	$245	$—	$—	$—	$—	$9,554

	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Real Estate – Construction and Development
Risk Grade:
Pass	$523,704	$245,526	$835,742	$245,091	$3,619	$73,816	$66,449	$1,993,947
Special Mention	—	—	160	65	—	275	—	500
Substandard	—	151	3,020	337	—	551	—	4,059
Total real estate – construction and development	$523,704	$245,677	$838,922	$245,493	$3,619	$74,642	$66,449	$1,998,506
2024 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$330,472	$456,486	$2,373,426	$2,173,060	$990,712	$1,866,277	$113,916	$8,304,349
Special Mention	—	—	3,069	14,844	14,706	63,717	—	96,336
Substandard	—	1,551	16,979	3,855	12,730	10,158	—	45,273
Total real estate – commercial and farmland	$330,472	$458,037	$2,393,474	$2,191,759	$1,018,148	$1,940,152	$113,916	$8,445,958
2024 gross charge-offs	$—	$513	$—	$—	$—	$58	$—	$571
Real Estate - Residential
Risk Grade:
Pass	$193,939	$628,098	$1,291,666	$1,046,164	$460,887	$561,386	$292,193	$4,474,333
Special Mention	—	10	52	16	157	1,375	1,173	2,783
Substandard	2,718	9,880	14,040	9,885	10,603	26,236	8,019	81,381
Total real estate - residential	$196,657	$637,988	$1,305,758	$1,056,065	$471,647	$588,997	$301,385	$4,558,497
2024 gross charge-offs	$—	$24	$55	$14	$—	$9	$—	$102
Total Loans
Risk Grade:
Pass	$3,187,032	$1,953,912	$5,077,541	$3,749,273	$1,684,066	$2,771,358	$2,034,158	$20,457,340
Special Mention	900	38	5,233	16,236	15,649	68,388	4,492	110,936
Substandard	15,717	14,485	38,505	21,347	24,167	42,148	15,261	171,630
Total loans	$3,203,649	$1,968,435	$5,121,279	$3,786,856	$1,723,882	$2,881,894	$2,053,911	$20,739,906
2024 gross charge-offs	$4,251	$29,135	$19,921	$9,975	$2,197	$2,437	$198	$68,114

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

The following tables show the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31, 2025
(dollars in thousands)	Payment Deferral	Term Extension	Combination of Payment Deferral and Rate Reduction	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$3,247	$—	$—	$—	$3,247	0.1%
Real estate – commercial and farmland	—	7,004	—	9,452	—	16,456	0.2%
Real estate – residential	6,836	8,349	501	—	2,717	18,403	0.4%
Total	$6,836	$18,600	$501	$9,452	$2,717	$38,106	0.2%

Year Ended December 31, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$586	$—	$—	$—	$586	—%
Real estate – commercial and farmland	—	603	—	—	603	—%
Real estate – residential	—	10,567	1,331	5,058	16,956	0.4%
Total	$586	$11,170	$1,331	$5,058	$18,145	0.1%

Year Ended December 31, 2023
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$2,212	$2,960	$—	$—	$5,172	0.2%
Real estate – commercial and farmland	3,905	3,101	815	—	7,821	0.1%
Real estate – residential	1,029	5,539	—	804	7,372	0.2%
Total	$7,146	$11,600	$815	$804	$20,365	0.1%
As of December 31, 2025 and 2024, the Company has unfunded commitments of $2.0 million and $179,000, respectively, to borrowers experiencing financial difficulty for which the Company has modified their loans.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025, 2024 and 2023:

Year Ended December 31, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – residential	Payments were deferred for a weighted average of seven months.
Term Extension
Commercial and industrial	Maturity date was extended for 13 months.
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of 12 months.
Real estate - residential	Maturity dates were extended for a weighted average of 80 months.
Combination of Term Extension and Rate Reduction
Real estate - residential	Maturity date was extended for a weighted average of 55 months and rate was reduced by a weighted average of 1.51%.
Combination of Payment Deferral and Rate Reduction
Real estate - residential	Payments were deferred for seven months and rate was reduced by 1.50%.
Combination of Payment Deferral and Term Extension
Real estate – commercial and farmland	Payments were deferred for 12 months and maturity dates were extended for a weighted average of three months.

Year Ended December 31, 2024
Loan Type	Financial Effect
Payment Deferral
Commercial and industrial	Payments were deferred for a weighted average of 22 months.
Term Extension
Real estate – commercial and farmland	Maturity dates were extended for an average of 15 months.
Real estate – residential	Maturity dates were extended for a weighted average of 83 months.
Interest Rate Reduction
Real estate – residential	Interest rate was reduced by 2.87%.
Combination of Term Extension and Rate Reduction
Real estate – residential	Maturity date was extended for a weighted average of 90 months and rate was reduced by a weighted average of 2.87%.

Year Ended December 31, 2023
Loan Type	Financial Effect
Payment Deferral
Commercial and industrial	Payments were deferred for a weighted average of five months.
Real estate – commercial and farmland	Payments were deferred for a weighted average of six months.
Real estate – residential	Payments were deferred for a weighted average of four months.
Term Extension
Commercial and industrial	Maturity dates were extended for a weighted average of nine months.
Real estate – commercial and farmland	Maturity dates were extended for an average of 13 months.
Real estate – residential	Maturity dates were extended for a weighted average of 103 months.
Interest Rate Reduction
Real estate – commercial and farmland	Interest rate was reduced by 4.75%.
Combination of Term Extension and Rate Reduction
Real estate – residential	Maturity date was extended for a weighted average of 120 months and rate was reduced by a weighted average of 0.95%.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of December 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$3,247	$—	$—	$—	$3,247
Real estate – commercial and farmland	16,364	—	—	92	16,456
Real estate – residential	10,547	1,078	2,998	3,780	18,403
Total	$30,158	$1,078	$2,998	$3,872	$38,106

As of December 31, 2024
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$586	$—	$—	$—	$586
Real estate – commercial and farmland	—	603	—	—	603
Real estate – residential	8,916	3,992	—	4,048	16,956
Total	$9,502	$4,595	$—	$4,048	$18,145

As of December 31, 2023
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$4,018	$355	$—	$799	$5,172
Real estate – commercial and farmland	6,692	1,129	—	—	7,821
Real estate – residential	5,113	711	442	1,106	7,372
Total	$15,823	$2,195	$442	$1,905	$20,365

The following tables provide the amortized cost basis of financing receivables at December 31, 2025, 2024 and 2023 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

As of December 31, 2025
(dollars in thousands)	Payment Deferral	Term Extension	Combination of Payment Deferral and Rate Reduction	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total
Real estate – commercial and farmland	$—	$505	$—	$92	$—	$597
Real estate – residential	2,401	5,077	501	—	3,007	10,986
Total	$2,401	$5,582	$501	$92	$3,007	$11,583

As of December 31, 2024
(dollars in thousands)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination of Term Extension and Rate Reduction	Total
Commercial and industrial	$1,038	$—	$—	$—	$1,038
Real estate – commercial and farmland	—	603	—	—	603
Real estate – residential	—	6,746	499	2,233	9,478
Total	$1,038	$7,349	$499	$2,233	$11,119

As of December 31, 2023
(dollars in thousands)	Term Extension	Payment Deferral	Total
Commercial and industrial	$—	$1,154	$1,154
Real estate – commercial and farmland	—	1,129	1,129
Real estate – residential	2,067	192	2,259
Total	$2,067	$2,475	$4,542

Related Party Loans

In the ordinary course of business, the Company has granted loans to certain executive officers, directors and their affiliates. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions and do not involve more than normal credit risk. Changes in related party loans are summarized as follows:

	December 31,
(dollars in thousands)	2025	2024
Balance, January 1	$184,291	$140,057
Advances	10,211	49,158
Repayments	(6,765)	(4,354)
Transactions due to changes in related parties	—	(570)
Ending balance	$187,737	$184,291

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

The allowance for credit losses was determined at December 31, 2025 using a weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario and the downside 75th percentile S-2 scenario were equally weighted at 50%. The allowance for credit losses was determined at December 31, 2024 using a weighting of two economic forecasts from Moody's in order to align with management's best estimate over the reasonable and supportable forecast period. The Moody's baseline scenario was weighted at 75% and the downside 75th percentile S-2 scenario was weighted at 25%. During the year ended December 31, 2025, the allowance for credit losses increased primarily due to the updated economic forecast, an increase in the office portfolio qualitative factor and organic loan growth during the period, partially offset by a change in the mix of loans. The current forecast reflects, among other things, increases in unemployment and commercial real estate vacancies, along with declines in GDP and home and commercial real estate price indices compared with the forecast at December 31, 2024.

The following table details activity in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Year ended December 31, 2025
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421
Provision for loan losses	27,621	12,641	94	(1)	1,832	(8,026)
Loans charged off	(42,023)	(9,467)	—	—	(10,037)	—
Recoveries of loans previously charged off	15,402	1,002	—	—	8,361	37
Balance, December 31, 2025	$88,242	$11,503	$2,356	$57	$892	$52,432

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2025
Balance, December 31, 2024	$118,377	$61,661	$338,084
Provision for loan losses	10,524	2,721	47,406
Loans charged off	(694)	(595)	(62,816)
Recoveries of loans previously charged off	247	418	25,467
Balance, December 31, 2025	$128,454	$64,205	$348,141

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Year ended December 31, 2024
Balance, December 31, 2023	$64,053	$3,952	$1,678	$345	$602	$61,017
Provision for loan losses	59,726	5,967	584	(287)	608	(655)
Loans charged off	(53,875)	(4,012)	—	—	(9,554)	—
Recoveries of loans previously charged off	17,338	1,420	—	—	9,080	59
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2024
Balance, December 31, 2023	$110,097	$65,356	$307,100
Provision for loan losses	7,677	(3,779)	69,841
Loans charged off	(571)	(102)	(68,114)
Recoveries of loans previously charged off	1,174	186	29,257
Balance, December 31, 2024	$118,377	$61,661	$338,084

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Year ended December 31, 2023
Balance, December 31, 2022	$39,455	$5,587	$2,118	$357	$1,025	$32,659
Adjustment to allowance for adoption of ASU 2022-02	(105)	—	—	—	—	(37)
Provision for loan losses	68,349	2,218	(440)	(12)	343	27,446
Loans charged off	(58,612)	(5,453)	—	—	(6,567)	—
Recoveries of loans previously charged off	14,966	1,600	—	—	5,801	949
Balance, December 31, 2023	$64,053	$3,952	$1,678	$345	$602	$61,017

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Year ended December 31, 2023
Balance, December 31, 2022	$67,433	$57,043	$205,677
Adjustment to allowance for adoption of ASU 2022-02	(722)	(847)	(1,711)
Provision for loan losses	47,079	8,532	153,515
Loans charged off	(4,327)	(259)	(75,218)
Recoveries of loans previously charged off	634	887	24,837
Balance, December 31, 2023	$110,097	$65,356	$307,100

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(dollars in thousands)	2025	2024
Land	$69,028	$69,166
Buildings and leasehold improvements	183,079	177,356
Furniture and equipment	96,738	89,348
Construction in progress	4,302	3,315
Premises and equipment, gross	353,147	339,185
Accumulated depreciation	(140,050)	(129,725)
Premises and equipment, net	$213,097	$209,460

Depreciation expense was approximately $16.7 million, $18.9 million and $19.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, estimated costs to complete construction projects in progress and other binding commitments for capital expenditures were not a material amount.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying value of goodwill for the years ended December 31, 2025 and 2024 is summarized below for both the total Company and by the Company's reporting units.

	December 31,
(dollars in thousands)	2025	2024
Consolidated
Carrying amount of goodwill at beginning of year	$1,015,646	$1,015,646
Carrying amount of goodwill at end of year	$1,015,646	$1,015,646

Banking
Carrying amount of goodwill at beginning of year	$951,148	$951,148
Carrying amount of goodwill at end of year	$951,148	$951,148

Premium Finance Division
Carrying amount of goodwill at beginning of year	$64,498	$64,498
Carrying amount of goodwill at end of year	$64,498	$64,498

The Company performs its annual impairment test at December 31 of each year and more frequently if a triggering event occurs. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.

At December 31, 2025, the Company performed its annual qualitative assessment and determined that it was more likely than not that the reporting units' fair values exceeded their carrying values.

The carrying value of intangible assets as of December 31, 2025 and 2024 was $54.8 million and $70.8 million, respectively. Intangible assets are comprised of core deposit intangibles, referral relationships intangibles, patent intangibles, trade name intangibles and non-compete agreement intangibles.

The following is a summary of information related to acquired intangible assets:

	As of December 31, 2025		As of December 31, 2024
(dollars in thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premiums	$86,454	$72,223	$86,454	$66,093
Referral relationships	88,651	48,638	88,651	39,214
Trade names	2,734	2,406	2,734	2,065
Patent	420	168	420	126
Non-compete agreements	570	570	570	570
	$178,829	$124,005	$178,829	$108,068

The aggregate amortization expense for intangible assets was approximately $15.9 million, $17.2 million and $18.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

2026	$12,394
2027	11,127
2028	10,005
2029	7,954
2030	6,672
Thereafter	6,672
$54,824

NOTE 6. DEPOSITS

The Company's total deposits are comprised of the following:

	December 31,
(dollars in thousands)	2025	2024
Noninterest-bearing demand	$6,426,145	$6,498,293
NOW	4,130,070	4,083,818
Money market	7,561,533	7,143,306
Savings	758,937	764,373
Retail time deposits	2,299,457	2,427,709
Brokered time deposits	1,199,853	804,949
Total Deposits	$22,375,995	$21,722,448

The scheduled maturities of time deposits at December 31, 2025 for each of the next five years and thereafter are as follows:

(dollars in thousands)
2026	$3,411,548
2027	46,177
2028	21,455
2029	11,084
2030	8,951
Thereafter	95
$3,499,310

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2025 and 2024 was $824.6 million and $869.5 million, respectively.

As of December 31, 2025, the Company had total brokered deposits of $1.2 billion. As of December 31, 2024, the Company had total brokered deposits of $810.1 million.

Deposits from principal officers, directors, and their affiliates at December 31, 2025 and 2024 were $18.5 million and $19.4 million, respectively.

NOTE 7. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
(dollars in thousands)	2025	2024
FHLB borrowings:
Fixed Rate Advance due January 21, 2025; fixed interest rate of 4.430%	$—	$50,000
Fixed Rate Advance due March 3, 2025; fixed interest rate of 1.208%	—	15,000
Daily Rate Credit due December 16, 2026; variable interest rate of 3.880%	515,000	—
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,355	1,366
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	938	946
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	838	984

Subordinated notes payable:
Subordinated notes payable due May 31, 2030 net of unaccreted purchase accounting fair value adjustment of $0 and $653, respectively; fixed interest rate of 5.875% through May 31, 2025; variable interest rate thereafter at three-month SOFR plus 3.63% (Bank subordinated notes) (1)	—	74,653
Subordinated notes payable due October 1, 2030 net of unamortized debt issuance cost of $0 and $1,161, respectively; fixed interest rate of 3.875% through September 30, 2025; variable interest rate thereafter at three-month SOFR plus 3.753% (2030 subordinated notes)	—	108,839

Other Debt:
Advance from correspondent bank due December 1, 2025; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	9,908	10,000
	$558,039	$291,788

(1) Initially was to migrate to three-month LIBOR plus 3.63%, subsequently was to migrate to three-month SOFR plus a comparable tenor spread beginning June 1, 2025 through the end of the term, as three-month LIBOR ceased to be published effective July 1, 2023.

The advances from the FHLB are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At December 31, 2025, $2.93 billion was available for additional borrowing on lines with the FHLB.

As of December 31, 2025, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At December 31, 2025, the Company had $2.60 billion of loans pledged at the Federal Reserve discount window and had $2.08 billion available for borrowing.

Subordinated Notes Payable

On September 28, 2020, the Company completed the public offering and sale of $110.0 million in aggregate principal amount of its 3.875% Fixed-To-Floating Rate Subordinated Notes due 2030 (the “2030 subordinated notes”). The 2030 subordinated notes were sold to the public at par pursuant to an underwriting agreement and were issued pursuant to an indenture and a supplemental indenture. The 2030 subordinated notes were scheduled to mature on October 1, 2030 and through September 30, 2025 bore a fixed rate of interest of 3.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Beginning October 1, 2025, the interest rate on the 2030 subordinated notes was scheduled to reset quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 3.753%, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning October 1, 2025, the Company was permitted, at its option, to redeem the 2030 subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The Company elected to redeem the 2030 subordinated notes in full on the October 1, 2025 interest payment date. These notes were redeemed at par.

On July 1, 2019, the Bank assumed $75.0 million in aggregate principal amount of 5.875% Fixed-To-Floating Rate Subordinated Notes due 2030 (the “Bank subordinated notes”) as part of its acquisition of Fidelity Southern Corporation, completed in July 2019. The Bank subordinated notes were acquired inclusive of an unaccreted purchase accounting fair value adjustment of $1.3 million. The Bank subordinated notes were scheduled to mature on May 31, 2030, and through May 31, 2025 bore a fixed rate of interest of 5.875% per annum, payable semi-annually in arrears on December 1 and June 1 of each year. Beginning on June 1, 2025, the interest rate on the Bank subordinated notes was scheduled to reset quarterly to a floating rate per annum equal to the then-current three-month SOFR plus 3.63%, payable quarterly in arrears on September 1, December 1, March 1 and June 1 of each year to the maturity date or earlier redemption. On any scheduled interest payment date beginning June 1, 2025, the Bank was permitted, at its option, to redeem the Bank subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The Bank subordinated notes were unsecured and structurally ranked senior to all other unsecured subordinated indebtedness of the Company. The Bank subordinated notes were subordinated in right of payment to all senior indebtedness of the Bank. During 2024, the Company repurchased on the open market and redeemed $1.0 million in aggregate principal of the Bank subordinated notes. The Company elected to redeem the remaining Bank subordinated notes in full on the September 1, 2025 interest payment date. These notes, which totaled $74.0 million outstanding, bore interest at 8.22% and were redeemed at par.

For regulatory capital adequacy purposes, the Bank subordinated notes qualified as Tier 2 capital for the Bank and the 2030 and Bank subordinated notes (collectively “subordinated notes”) qualified as Tier 2 capital for the Company.

NOTE 8. SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Through formation and various acquisitions, the Company has assumed subordinated deferrable interest debenture obligations related to trusts that issued trust preferred securities. Under applicable accounting standards, the assets and liabilities of such trusts, as well as the related income and expenses, are excluded from the Company’s consolidated financial statements.  However, the subordinated deferrable interest debentures issued by the Company and purchased by the trusts remain on the consolidated balance sheets. The Company's investment in the common stock of the trusts is included in other assets and totaled $4.7 million at December 31, 2025 and 2024. In addition, the related interest expense continues to be included in the consolidated statements of income. For regulatory capital purposes, the trust preferred securities qualify as a component of Tier 2 Capital. At any interest payment date, the Company may redeem the debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part.

The following table summarizes the terms of the Company's outstanding subordinated deferrable interest debentures as of December 31, 2025:

						December 31, 2025
(dollars in thousands) Name of Trust	Issuance Date	Rate(1)	Rate at December 31, 2025	Maturity Date	Issuance Amount	Unaccreted Purchase Discount	Carrying Value
Prosperity Bank Statutory Trust II	March 2003	3-month SOFR plus 3.15%	7.10%	March 26, 2033	$4,640	$574	$4,066
Fidelity Southern Statutory Trust I	June 2003	3-month SOFR plus 3.10%	7.05%	June 26, 2033	15,464	736	14,728
Coastal Bankshares Statutory Trust I	August 2003	3-month SOFR plus 3.15%	7.32%	October 7, 2033	5,155	600	4,555
Jacksonville Statutory Trust I	June 2004	3-month SOFR plus 2.63%	6.60%	June 17, 2034	4,124	509	3,615
Prosperity Banking Capital Trust I	June 2004	3-month SOFR plus 2.57%	6.52%	June 30, 2034	5,155	871	4,284
Merchants & Southern Statutory Trust I	March 2005	3-month SOFR plus 1.90%	5.87%	March 17, 2035	3,093	584	2,509
Fidelity Southern Statutory Trust II	March 2005	3-month SOFR plus 1.89%	5.86%	March 17, 2035	10,310	1,329	8,981
Atlantic BancGroup, Inc. Statutory Trust I	September 2005	3-month SOFR plus 1.50%	5.48%	September 15, 2035	3,093	750	2,343
Cherokee Statutory Trust I	November 2005	3-month SOFR plus 1.50%	5.48%	December 15, 2035	3,093	456	2,637
Coastal Bankshares Statutory Trust II	December 2005	3-month SOFR plus 1.60%	5.58%	December 15, 2035	10,310	2,280	8,030
Prosperity Bank Statutory Trust III	January 2006	3-month SOFR plus 1.60%	5.58%	March 15, 2036	10,310	2,551	7,759
Merchants & Southern Statutory Trust II	March 2006	3-month SOFR plus 1.50%	5.48%	June 15, 2036	3,093	703	2,390
Jacksonville Statutory Trust II	December 2006	3-month SOFR plus 1.73%	5.71%	December 15, 2036	3,093	641	2,452
Ameris Statutory Trust I	December 2006	3-month SOFR plus 1.63%	5.61%	December 15, 2036	37,114	—	37,114
Fidelity Southern Statutory Trust III	August 2007	3-month SOFR plus 1.40%	5.38%	September 15, 2037	20,619	3,888	16,731
Prosperity Bank Statutory Trust IV	September 2007	3-month SOFR plus 1.54%	5.52%	December 15, 2037	7,940	2,906	5,034
Jacksonville Bancorp, Inc. Statutory Trust III	June 2008	3-month SOFR plus 3.75%	7.73%	September 15, 2038	7,784	710	7,074
Total					$154,390	$20,088	$134,302

(1) Rate transitioned to 3-month term SOFR plus a comparable tenor spread adjustment beginning after July 1, 2023 as 3-month LIBOR ceased to be published effective July 1, 2023.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The following table presents activity in accumulated other comprehensive income (loss) balances, net of tax, for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of period	$(30,119)	$(35,939)	$(46,507)
Reclassification for (gains) losses included in net income, net of tax	(88)	—	229
Current year changes, net of tax	38,519	5,820	10,339
Balance at end of period	$8,312	$(30,119)	$(35,939)

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following provides information on noninterest income categories that contain ASC 606 Revenue for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Service charges on deposit accounts
ASC 606 revenue items
Debit card interchange fees	$17,669	$17,160	$16,161
Overdraft fees	18,368	17,339	15,793
Other service charges on deposit accounts	18,608	16,394	14,621
Total ASC 606 revenue included in service charges on deposits accounts	54,645	50,893	46,575
Total service charges on deposit accounts	$54,645	$50,893	$46,575

Other service charges, commissions and fees
ASC 606 revenue items
ATM fees	$3,336	$3,512	$3,856
Total ASC 606 revenue included in other service charges, commission and fees	3,336	3,512	3,856
Other	1,157	1,246	545
Total other service charges, commission and fees	$4,493	$4,758	$4,401

The following provides information on net gains (losses) recognized on the sale of OREO for the periods indicated.

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Net gains (losses) recognized on sale of OREO	$291	$(148)	$2,214

NOTE 11. INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Current Tax Expense
Current - federal	$117,405	$117,978	$84,835
Current - state	14,756	19,275	23,463
Total Current Income Tax Expense	$132,161	$137,253	$108,298
Deferred Tax Expense
Deferred - federal	$(10,227)	$(18,918)	$(16,882)
Deferred - state	(324)	(1,160)	(3,586)
Total Deferred Income Tax Expense	$(10,551)	$(20,078)	$(20,468)
Total Income Tax Expense
U.S. federal	$107,178	$99,060	$67,953
State	14,432	18,115	19,877
Total Income Tax Expense	$121,610	$117,175	$87,830

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	For the Years Ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$112,090	21.0%	$99,931	21.0%	$74,956	21.0%
State income tax, net of federal income tax effect(1)	11,333	2.1%	14,068	3.0%	14,950	4.2%
Tax credits	(486)	(0.1)%	(367)	(0.1)%	(147)	—%
Nontaxable or nondeductible Items	(1,327)	(0.2)%	3,543	0.7%	(1,929)	(0.6)%
Provision for income taxes	$121,610	22.8%	$117,175	24.6%	$87,830	24.6%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include Georgia and Florida.

The components of deferred income taxes are as follows:

	December 31,
(dollars in thousands)	2025	2024
Deferred tax assets
Allowance for credit losses	$97,013	$90,357
Deferred compensation	18,690	14,421
Deferred loan fees	2,456	435
Purchase accounting adjustments	2,236	3,112
Other real estate owned	73	106
Net operating loss tax carryforward	9,847	11,319
Tax credit carryforwards	117	117
Unrealized loss on securities available for sale	—	8,906
Capitalized costs, accrued expenses and other	2,237	7,550
Lease liability	12,408	13,319
	145,077	149,642
Deferred tax liabilities
Premises and equipment	10,017	10,025
Mortgage servicing rights	21,698	22,135
Subordinated debentures	5,150	5,603
Lease financing	5,608	7,239
Goodwill and intangible assets	16,990	19,998
Unrealized gain on securities available-for-sale	3,675	—
Origination costs	11,225	11,100
Right of use lease asset	10,333	11,243
	84,696	87,343

Net deferred tax asset	$60,381	$62,299

At December 31, 2025, the Company had federal net operating loss carryforwards of approximately $39.0 million which expire at various dates from 2028 to 2036. At December 31, 2025, the Company had state net operating loss carryforwards of approximately $39.0 million which expire at various dates from 2028 to 2036. The federal net operating loss carryforwards are subject to limitations pursuant to Section 382 of the Internal Revenue Code and are expected to be recovered over the next 11 years. The state net operating loss carryforwards are subject to similar limitations and are expected to be recovered over the next 11 years. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets at December 31, 2025.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the various states. The Company is no longer subject to examination by federal taxing authorities for years before 2022 and state taxing authorities for years before 2021.

The amount of cash taxes paid are as follows:

	For the Years Ended December 31,
	2025	2024	2023
U.S. Federal	$141,000	$80,000	$84,355
U.S. State and Local(1)
Florida	*	6,336	*
Georgia	*	11,630	10,829
Other	14,979	8,413	9,814
Total income taxes, net of amounts refunded	$155,979	$106,379	$104,998

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in Other.
(1) Amounts are inclusive of contributions that generate income tax credits in various states

Although Ameris is unable to determine the ultimate outcome of current and future events, Ameris believes that the liability recorded for uncertain tax positions is adequate. A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows.

	For the Years Ended December 31,
(dollars in thousands)	2025	2024
Beginning Balance	$25	$610
Current Activity:
Additions for tax positions of prior years	—	277
Reductions for statutes of limitations expiring	—	(105)
Settlements	—	(757)
Ending Balance	$25	$25

Accrued interest and penalties related to unrecognized income tax benefits are included as a component of income tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $3,000 as of both December 31, 2025 and 2024, respectively. Unrecognized income tax benefits as of December 31, 2025 and 2024, that, if recognized, would affect the effective income tax rate totaled $22,000 (net of the federal benefit on state income tax issues), respectively. Accruals of penalties and interest resulted in a expense of $98,000 in 2024.

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

The aggregate expense under the Plan charged to operations during 2025, 2024 and 2023 amounted to $7.7 million, $7.1 million and $7.9 million, respectively.

NOTE 13. DEFERRED COMPENSATION PLANS

The Company and the Bank have entered into separate deferred compensation arrangements and supplemental executive retirement plans with certain executive officers and directors. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the expected service period. The Company and the Bank have purchased life insurance policies which they intend to use to fund these liabilities. The cash surrender value of the life insurance was $420.6 million and $408.6 million at December 31, 2025 and 2024, respectively. The Company and the Bank assumed certain split dollar agreements through acquisitions which provide for death benefits to designated beneficiaries of the executive or director. Accrued deferred compensation of $195,000 and $215,000 at December 31, 2025 and 2024, respectively, is included in other liabilities. Accrued supplemental executive retirement plan and split dollar agreement liabilities of $6.4 million and $6.8 million at December 31, 2025 and 2024, respectively, are also included in other liabilities. Aggregate compensation expense under the plans was $203,000, $262,000 and $78,000 per year for 2025, 2024 and 2023, respectively, which is included in salaries and employee benefits.

NOTE 14. SHARE-BASED COMPENSATION

The Company awards its employees and directors various forms of share-based incentives under certain plans approved by its shareholders. Awards granted under the 2021 Omnibus Equity Compensation Plan may be in the form of an option, stock appreciation right, restricted share, restricted share unit, performance share, performance share unit, performance award or other stock-based award or any combination thereof within the limitations set forth in the plans. The plans provide that the aggregate number of shares of the Company’s common stock which may be subject to award may not exceed 2,766,302 subject to adjustment in certain circumstances to prevent dilution. At December 31, 2025, there were 2,067,280 shares available to be issued under the plans.

The Company did not grant any options during 2025, 2024 or 2023 and there were no options outstanding at December 31, 2025 and 2024. As of December 31, 2025, there was no unrecognized compensation cost related to options.

As of December 31, 2025, the Company has 226,838 outstanding restricted shares granted under the plans as compensation to certain employees and directors.  Dividends are not paid in respect of the awards during the vesting period, although dividend equivalents do accrue over the life of the award and will vest, if at all, at the same time as the awards to which they relate. These shares carry voting rights and sales of these shares are restricted prior to the date of vesting, which is generally one to three years from the date of the grant. Shares issued under the plans are recorded at their fair market value on the date of their grant. The compensation expense is recognized on a straight-line basis over the related vesting period. In 2025, 2024 and 2023, compensation expense related to these grants was approximately $5.2 million, $5.7 million, and $5.3 million, respectively.

It is the Company’s policy to issue new shares for stock-based awards rather than issue treasury shares. The Company recognizes share-based compensation expense on a straight-line basis over the options’ related vesting term. The Company did not record any share-based compensation expense related to stock options during 2025, 2024 and 2023. The total income tax benefit related to stock options was $0 in both 2025 and 2024 and approximately $41,000 in 2023.

A summary of the status of the Company’s restricted stock awards as of and for the years ended December 31, 2025, and 2024 is presented below.

	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	268,966	$47.53	257,673	$46.05
Granted	91,440	64.34	130,520	47.03
Vested	(118,321)	47.57	(108,572)	43.42
Forfeited	(15,247)	48.12	(10,655)	47.51
Nonvested shares at end of year	226,838	54.24	268,966	47.53

The balance of unearned compensation related to restricted stock grants was approximately $6.1 million at December 31, 2025, 2024, and 2023. As of December 31, 2025, the cost is expected to be recognized over a weighted-average period of 1.7 years.

During 2025 and 2024, the Company issued 32,385 and 43,960 performance stock units (“PSUs”) with a weighted average grant date fair value of $67.20 and $47.38, respectively, subject to a performance condition tied to tangible book value growth over a three-year period with a potential modifier subject to a total shareholder return (“TSR”) performance metric. The Company also granted 32,391 and 43,969 PSUs in 2025 and 2024, respectively, subject to a three-year performance metric of return on tangible common equity relative to a market index with a potential modifier subject to a TSR performance metric with a weighted average grant date fair value of $67.20 and $47.38, respectively. The fair value of the PSUs was determined using a Monte Carlo simulation method. The Company communicates threshold, target and maximum performance PSUs and performance targets to the applicable employees at the time of grant. Dividends are not paid in respect of the awards during the performance period, although dividend equivalents do accrue over the life of the award and will vest, if at all, at the same time as the PSUs to which they relate. The number of PSUs that ultimately vest at the end of the three-year performance period, if any, will be based on the Company's performance relative to the applicable performance metrics. In 2025, 2024 and 2023, the Company recognized compensation cost related to these grants of approximately $7.5 million, $7.8 million and $4.6 million, respectively. The balance of unearned compensation related to PSU grants as of December 31, 2025, 2024 and 2023 was approximately $5.5 million, $6.2 million and $4.4 million, respectively. As of December 31, 2025, the cost is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the Company's nonvested PSUs for the years ended December 31, 2025, and 2024 is presented below:

	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested units at beginning of year	168,785	$47.40	146,612	$48.72
Granted	64,776	67.20	87,929	47.38
Vested	(80,856)	46.42	(65,756)	46.76
Nonvested units at end of year	152,705	54.41	168,785	47.40

The total income tax benefit related to share based compensation was approximately $1.0 million, $164,000 and $770,000 in 2025, 2024 and 2023, respectively.

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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$1,322,662	$7,401	$7,642	$901,597	$8,717	$8,718
Risk participation agreement	26,030	—	16	26,163	—	13
Mortgage derivatives - interest rate lock commitments	201,806	3,365	—	192,528	1,504	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	1,288,637	—	2,758	1,153,717	5,795	—
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for customer derivatives and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the years ended December 31, 2025, 2024 and 2023.

		Year Ended December 31,
(dollars in thousands)	Location	2025	2024	2023
Interest rate contracts(1)	Other noninterest income	$(240)	$265	$(272)
Risk participation agreement	Other noninterest income	(3)	52	195
Interest rate lock commitments	Mortgage banking activity	1,861	(2,132)	2,201
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	(8,553)	11,585	(8,289)
(1)Gain (loss) represents net fair value adjustments (including credit related adjustments) for customer derivatives and offsetting positions.

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

The Company's mortgage loans held for sale under the fair value option were $623.2 million and $528.6 million at December 31, 2025 and 2024, respectively.

The Company has elected to record mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading interest income – interest and fees on loans. The servicing value is included in the fair value of the interest rate lock commitments with borrowers. The mark to market adjustments related to mortgage loans held for sale and the associated economic hedges are captured in mortgage banking activities. A net gain of $7.6 million, a net loss of $3.9 million and a net gain of $6.4 million resulting from fair value changes of these mortgage loans were recorded in income during the years ended December 31, 2025, 2024 and 2023, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal. A net loss of $6.7 million, a net gain of $9.5 million, and a net loss $6.1 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2025 and 2024.

	December 31,
(dollars in thousands)	2025	2024
Aggregate fair value of mortgage loans held for sale	$623,152	$528,599
Aggregate unpaid principal balance of mortgage loans held for sale	611,984	525,071
Past due loans of 90 days or more	996	—
Nonaccrual loans	996	—
Unpaid principal balance of nonaccrual loans	998	—

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

Cash and Due From Banks and Interest-Bearing Deposits in Banks: Cash and due from banks and interest-bearing deposits in banks are repriced on a short-term basis; as such, the carrying value approximates fair value.

Debt Securities: The fair value of debt securities is determined by various valuation methodologies and is provided by a third party. Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows, and are classified within Level 2 of the valuation hierarchy and includes certain U.S. government-sponsored agency bonds, mortgage-backed securities, corporate debt securities, SBA pool securities and state, county and municipal securities. The Level 2 fair value pricing is based upon similar securities in an active market. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and may include certain corporate debt securities and other less liquid securities.

Loans Held for Sale: The Company records mortgage loans held for sale at fair value under the fair value option. The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2025 and 2024. There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3 during the years ended December 31, 2025 and 2024.

	Recurring Basis Fair Value Measurements December 31, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Treasuries	$660,625	$660,625	$—	$—
State, county and municipal securities	19,061	—	19,061	—
Corporate debt securities	5,875	—	4,825	1,050
SBA pool securities	12,208	—	12,208	—
Mortgage-backed securities	1,509,404	—	1,509,404	—
Loans held for sale	623,152	—	623,152	—
Derivative financial instruments	7,401	—	7,401	—
Mortgage banking derivative instruments	3,365	—	3,365	—
Total recurring assets at fair value	$2,841,091	$660,625	$2,179,416	$1,050
Financial liabilities:
Derivative financial instruments	$7,642	$—	$7,642	$—
Risk participation agreement	16	—	16	—
Mortgage banking derivative instruments	2,758	—	2,758	—
Total recurring liabilities at fair value	$10,416	$—	$10,416	$—

	Recurring Basis Fair Value Measurements December 31, 2024
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
U.S. Treasuries	$796,464	$796,464	$—	$—
U.S. government-sponsored agencies	994	—	994	—
State, county and municipal securities	24,740	—	24,740	—
Corporate debt securities	10,283	—	9,263	1,020
SBA pool securities	70,482	—	70,482	—
Mortgage-backed securities	768,297	—	768,297	—
Loans held for sale	528,599	—	528,599	—
Derivative financial instruments	8,717	—	8,717	—
Mortgage banking derivative instruments	7,299	—	7,299	—
Total recurring assets at fair value	$2,215,875	$796,464	$1,418,391	$1,020
Financial liabilities:
Derivative financial instruments	$8,718	$—	$8,718	$—
Risk participation agreement	13	—	13	—
Total recurring liabilities at fair value	$8,731	$—	$8,731	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of December 31, 2025 and 2024. These assets are not measured at fair value on an ongoing basis, though they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Collateral-dependent loans	$36,689	$—	$—	$36,689
Other real estate owned	201	—	—	201
Total nonrecurring assets at fair value	$36,890	$—	$—	$36,890

December 31, 2024
Collateral-dependent loans	$45,697	$—	$—	$45,697
Other real estate owned	1,010	—	—	1,010
Total nonrecurring assets at fair value	$46,707	$—	$—	$46,707

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2025 and 2024, there was not a change in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets.

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
As of December 31, 2025
Recurring:
Debt securities available-for-sale	$1,050	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	49%	49%
Nonrecurring:
Collateral-dependent loans	$36,689	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 71%	35%
Other real estate owned	$201	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15%	15%
As of December 31, 2024
Recurring:
Debt securities available-for-sale	$1,020	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	45%	45%
Nonrecurring:
Collateral-dependent loans	$45,697	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 60%	30%
Other real estate owned	$1,010	Third party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 44%	26.8%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows.

		Fair Value Measurements December 31, 2025
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$253,807	$253,807	$—	$—	$253,807
Interest-bearing deposits in banks	835,113	835,113	—	—	835,113
Debt securities held-to-maturity	203,242	—	189,873	—	189,873
Loans, net	21,128,692	—	—	20,957,101	20,957,101
Financial liabilities:
Deposits	22,375,995	—	22,370,800	—	22,370,800
Other borrowings	558,039	524,908	31,183	—	556,091
Subordinated deferrable interest debentures	134,302	—	142,340	—	142,340

		Fair Value Measurements December 31, 2024
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$244,980	$244,980	$—	$—	$244,980
Interest-bearing deposits in banks	975,397	975,397	—	—	975,397
Debt securities held-to-maturity	164,677	—	144,028		144,028
Loans, net	20,356,125	—	—	19,882,553	19,882,553
Financial liabilities:
Deposits	21,722,448	—	21,721,421	—	21,721,421
Other borrowings	291,788	—	291,213	—	291,213
Subordinated deferrable interest debentures	132,309	—	142,202	—	142,202
NOTE 17. LEASES

Operating lease cost was $10.1 million, $10.8 million and $12.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, sublease income was $483,000, $715,000 and $1.3 million, respectively. Variable rent expense and short-term lease expense were not material for the years ended December 31, 2025 and 2024.

The following table presents the impact of leases on the Company's consolidated balance sheets at December 31, 2025 and 2024:

		December 31,
(dollars in thousands)	Location	2025	2024
Operating lease right-of-use assets	Other assets	$42,200	$45,069
Operating lease liabilities	Other liabilities	50,676	53,403

Future maturities of the Company's operating lease liabilities are summarized as follows:

(dollars in thousands)
Year Ended December 31,	Lease Liability
2026	$10,342
2027	9,147
2028	7,752
2029	6,617
2030	5,743
Thereafter	15,102
Total lease payments	$54,703
Less: Interest	(4,027)
Present value of lease liabilities	$50,676

(dollars in thousands)	December 31,
Supplemental lease information	2025	2024	2023
Weighted-average remaining lease term (years)	6.5	6.9	7.6
Weighted-average discount rate	2.24%	1.92%	1.68%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$10,476	$11,378	$12,045
Operating cash flows from operating leases (lease liability reduction)	$10,476	$11,378	$12,045
Operating lease right-of-use assets obtained in exchange for leases entered into during the year	$3,309	$5,488	$2,827

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
(dollars in thousands)	2025	2024
Commitments to extend credit	$4,054,259	$3,578,227
Unused home equity lines of credit	451,886	437,304
Financial standby letters of credit	69,796	39,507
Mortgage interest rate lock commitments	201,806	192,528

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances in which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2025 and 2024.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheet. The following table presents activity in the allowance for unfunded commitments for the periods presented.

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of period	$30,510	$41,558	$52,411
Provision for unfunded commitments	22,832	(11,048)	(10,853)
Balance at end of period	$53,342	$30,510	$41,558

Other Commitments

As of December 31, 2025, letters of credit issued by the FHLB totaling $1.3 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

NOTE 19. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2025, $218.8 million of retained earnings were available for dividend declaration without regulatory approval.

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

As of December 31, 2025 and 2024, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$3,011,392	11.44%	$1,053,114	4.00%		—N/A—
Bank	$3,069,893	11.67%	$1,052,050	4.00%	$1,315,062	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$3,011,392	13.17%	$1,600,901	7.00%		—N/A—
Bank	$3,069,893	13.43%	$1,599,534	7.00%	$1,485,281	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$3,011,392	13.17%	$1,943,952	8.50%		—N/A—
Bank	$3,069,893	13.43%	$1,942,291	8.50%	$1,828,039	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$3,432,992	15.01%	$2,401,352	10.50%		—N/A—
Bank	$3,356,950	14.69%	$2,399,301	10.50%	$2,285,048	10.00%

As of December 31, 2024
Tier 1 Leverage Ratio (tier 1 capital to average assets):
Company	$2,729,727	10.74%	$1,016,543	4.00%		—N/A—
Bank	$2,834,667	11.17%	$1,015,484	4.00%	$1,269,354	5.00%
CET1 Ratio (common equity tier 1 capital to risk weighted assets):
Company	$2,729,727	12.65%	$1,510,315	7.00%		—N/A—
Bank	$2,834,667	13.15%	$1,509,040	7.00%	$1,401,251	6.50%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets):
Company	$2,729,727	12.65%	$1,833,954	8.50%		—N/A—
Bank	$2,834,667	13.15%	$1,832,406	8.50%	$1,724,617	8.00%
Total Capital Ratio (total capital to risk weighted assets):
Company	$3,316,661	15.37%	$2,265,473	10.50%		—N/A—
Bank	$3,179,067	14.75%	$2,263,560	10.50%	$2,155,771	10.00%

The CET1 Ratios, the Tier 1 Capital Ratios, and the Total Capital Ratios displayed in the above table under the heading “For Capital Adequacy Purposes” includes the capital conservation buffer of 2.50% for December 31, 2025 and December 31, 2024.

NOTE 20. SEGMENT REPORTING

The Company has the following four reportable segments: Banking Division, Retail Mortgage Division, Warehouse Lending Division and Premium Finance Division. The Banking Division derives its revenues from the delivery of full-service financial services, including commercial loans, consumer loans and deposit accounts. The Retail Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The Warehouse Lending Division derives its revenues from the origination and servicing of warehouse lines to other businesses that are secured by underlying one-to-four family residential mortgage loans. The Premium Finance Division derives its revenues from the origination and servicing of commercial and life insurance premium finance loans.

The Banking, Retail Mortgage, Warehouse Lending and Premium Finance Divisions are managed as separate business units because of the different products and services they provide. The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers.

The Chief Operating Decision Maker (“CODM”) within the Company is the Chief Executive Officer, who also serves as Chair of the Executive Committee and as a member of the Board of Directors. The CODM regularly receives a package of period end reports and works with management in making the necessary operating decisions, including allocation of resources. This includes evaluation of performance as measured by net income for each segment. Each segment that is reported has strategic planning, budgeting, and forecasting sessions at least annually with the CODM through executive management.

The following table presents selected financial information with respect to the Company’s reportable business segments for the years ended December 31, 2025, 2024 and 2023. Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no material intersegment sales or transfers:

	Year Ended December 31, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$968,606	$238,818	$70,673	$116,428	$1,394,525
Interest expense	188,069	155,452	42,776	71,305	457,602
Net interest income	780,537	83,366	27,897	45,123	936,923
Provision for credit losses	63,751	3,588	346	2,559	70,244
Noninterest income	124,436	142,592	3,939	68	271,035
Noninterest expense
Salaries and employee benefits	248,600	88,355	2,292	9,621	348,868
Occupancy and equipment expenses	41,592	3,154	28	149	44,923
Data processing and communications expenses	56,645	5,235	208	427	62,515
Other expenses(1)	94,003	48,486	756	4,399	147,644
Total noninterest expense	440,840	145,230	3,284	14,596	603,950
Income before income tax expense	400,382	77,140	28,206	28,036	533,764
Income tax expense	93,745	16,199	5,923	5,743	121,610
Net income	$306,637	$60,941	$22,283	$22,293	$412,154

Total assets	$19,935,718	$4,661,294	$1,171,684	$1,747,183	$27,515,879
Goodwill	$951,148	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$54,591	$—	$—	$233	$54,824

	Year Ended December 31, 2024
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$962,918	$236,670	$75,264	$103,432	$1,378,284
Interest expense	271,201	142,374	48,492	67,027	529,094
Net interest income	691,717	94,296	26,772	36,405	849,190
Provision for credit losses	60,434	(2,799)	275	883	58,793
Noninterest income	121,972	167,031	4,209	45	293,257
Noninterest expense
Salaries and employee benefits	243,795	92,436	3,216	8,194	347,641
Occupancy and equipment expenses	44,568	3,965	26	225	48,784
Data processing and communications expenses	54,121	5,048	160	370	59,699
Other expenses(1)	96,049	50,209	976	4,436	151,670
Total noninterest expense	438,533	151,658	4,378	13,225	607,794
Income before income tax expense	314,722	112,468	26,328	22,342	475,860
Income tax expense	83,503	23,618	5,529	4,525	117,175
Net income	$231,219	$88,850	$20,799	$17,817	$358,685

Total assets	$18,954,256	$4,828,842	$983,229	$1,495,723	$26,262,050
Goodwill	$951,148	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$67,721	$—	$—	$3,040	$70,761

	Year Ended December 31, 2023
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$913,439	$212,106	$71,110	$83,780	$1,280,435
Interest expense	224,543	123,804	47,271	49,773	445,391
Net interest income	688,896	88,302	23,839	34,007	835,044
Provision for credit losses	132,789	9,535	(440)	772	142,656
Noninterest income	102,177	137,145	3,475	31	242,828
Noninterest expense
Salaries and employee benefits	228,399	80,317	2,794	8,600	320,110
Occupancy and equipment expenses	46,232	4,899	5	314	51,450
Data processing and communications expenses	48,155	4,836	171	324	53,486
Other expenses(1)	100,752	47,393	873	4,217	153,235
Total noninterest expense	423,538	137,445	3,843	13,455	578,281
Income before income tax expense	234,746	78,467	23,911	19,811	356,935
Income tax expense	62,297	16,478	5,021	4,034	87,830
Net income	$172,449	$61,989	$18,890	$15,777	$269,105

Total assets	$18,291,626	$4,916,753	$825,415	$1,169,905	$25,203,699
Goodwill	$951,148	$—	$—	$64,498	$1,015,646
Other intangible assets, net	$81,959	$—	$—	$5,990	$87,949
(1) Other expenses for each reportable segment include credit resolution-related expenses, advertising and marketing expenses, amortization of intangible assets, and loan servicing expenses.

NOTE 21. CONDENSED FINANCIAL INFORMATION OF AMERIS BANCORP (PARENT COMPANY ONLY)

Condensed Balance Sheets
December 31, 2025 and 2024
(dollars in thousands)

	2025	2024
Assets
Cash and due from banks	$82,821	$141,836
Investment in subsidiaries	4,135,785	3,857,797
Other assets	29,589	29,920
Total assets	$4,248,195	$4,029,553

Liabilities
Other liabilities	$37,865	$36,883
Other borrowings	—	108,839
Subordinated deferrable interest debentures	134,302	132,309
Total liabilities	172,167	278,031
Shareholders' equity	4,076,028	3,751,522
Total liabilities and shareholders' equity	$4,248,195	$4,029,553

Condensed Statements of Income
Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands)

	2025	2024	2023
Income
Dividends from subsidiaries	$196,000	$149,000	$175,000
Other income	301	347	462
Securities gains	1,584	24	—
Total income	197,885	149,371	175,462

Expense
Interest expense	15,348	22,504	24,568
Other expense	18,439	18,651	13,858
Total expense	33,787	41,155	38,426

Income before taxes and equity in undistributed income of subsidiaries	164,098	108,216	137,036
Income tax benefit	8,499	9,586	10,738
Income before equity in undistributed income of subsidiaries	172,597	117,802	147,774
Equity in undistributed income of subsidiaries	239,557	240,883	121,331
Net income	$412,154	$358,685	$269,105

Condensed Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands)

	2025	2024	2023
OPERATING ACTIVITIES
Net income	$412,154	$358,685	$269,105
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	12,688	13,440	9,950
Undistributed earnings of subsidiaries	(239,557)	(240,883)	(121,331)
Decrease in interest payable	(1,066)	(204)	(319)
Increase in tax payable	5,113	1,540	3,021
Provision for deferred taxes	(281)	(788)	(1,165)
Gain on sale of other investments	(1,584)	(24)	—
Change attributable to other operating activities	(279)	2,179	1,188
Total adjustments	(224,966)	(224,740)	(108,656)
Net cash provided by operating activities	187,188	133,945	160,449

INVESTING ACTIVITIES
Net decrease in other investments	1,944	—	—
Net cash provided by investing activities	1,944	—	—

FINANCING ACTIVITIES
Purchase of treasury shares	(82,895)	(7,954)	(20,346)
Dividends paid - common stock	(55,252)	(41,460)	(41,649)
Repayment of other borrowings	(110,000)	(107,874)	(86,850)
Proceeds from exercise of stock options	—	—	476
Net cash used in financing activities	(248,147)	(157,288)	(148,369)

Net change in cash and cash equivalents	(59,015)	(23,343)	12,080
Cash and cash equivalents at beginning of year	141,836	165,179	153,099
Cash and cash equivalents at end of year	$82,821	$141,836	$165,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$16,414	$22,708	$24,887
Cash received during the year for income taxes	$(13,330)	$(10,338)	$(12,593)

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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	December 31, 2025	December 31, 2024
Loan Servicing Rights
Residential mortgage	$113,370	$112,514
SBA	1,602	2,926
Total loan servicing rights	$114,972	$115,440

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded servicing fee income of $50.3 million, $60.4 million and $61.8 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the Company's MSR activity:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Residential mortgage servicing rights
Beginning carrying value, net	$112,514	$171,915	$147,014
Additions	39,833	34,986	44,305
Amortization	(13,192)	(17,501)	(19,404)
Disposals	(25,785)	(76,886)	—
Ending carrying value, net	$113,370	$112,514	$171,915

No impairments were recorded for the years ended December 31, 2025, 2024 and 2023.

The key metrics and the sensitivity of the residential mortgage servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2025	December 31, 2024
Residential mortgage servicing rights
Fair value of residential mortgage serving rights	$143,385	$136,638
Unpaid principal balance of loans serviced for others	$8,676,676	$8,856,724
Composition of residential loans serviced for others:
FHLMC	24.06%	24.51%
FNMA	63.31%	68.42%
GNMA	12.63%	7.07%
Total	100.00%	100.00%
Weighted average term (months)	353	353
Weighted average age (months)	41	33
Modeled prepayment speed	7.96%	7.37%
Decline in fair value due to a 10% adverse change	(4,673)	(2,474)
Decline in fair value due to a 20% adverse change	(9,140)	(5,227)
Weighted average discount rate	9.44%	10.79%
Decline in fair value due to a 10% adverse change	(5,711)	(3,283)
Decline in fair value due to a 20% adverse change	(11,181)	(7,379)

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded servicing fee income of $2.0 million, $2.2 million and $2.8 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
SBA servicing rights
Beginning carrying value, net	$2,926	$2,737	$3,443
Additions	380	1,400	392
Amortization	(794)	(1,211)	(1,098)
(Impairment)/recovery	(910)	—	—
Ending carrying value, net	$1,602	$2,926	$2,737

During the year ended December 31, 2025, the Company recognized an impairment of a servicing asset associated with a customer that filed for bankruptcy. The carrying value of the associated servicing asset was written down to zero, with the impairment recorded in other noninterest income in the consolidated statements of income.

The key metrics and the sensitivity of the SBA servicing rights fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	December 31, 2025	December 31, 2024
SBA servicing rights
Fair value of SBA servicing rights	$2,425	$3,716
Unpaid principal balance of loans serviced for others	$190,377	$235,793
Weighted average life (in years)	3.35	3.18
Modeled prepayment speed	18.09%	18.95%
Decline in fair value due to a 10% adverse change	(133)	(192)
Decline in fair value due to a 20% adverse change	(254)	(366)
Weighted average discount rate	11.01%	11.27%
Decline in fair value due to a 100 basis point adverse change	(63)	(97)
Decline in fair value due to a 200 basis point adverse change	(122)	(190)

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

AMERIS BANCORP

Date: February 26, 2026	By:	/s/ H. Palmer Proctor, Jr.
H. Palmer Proctor, Jr.,
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated on February 26, 2026.

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

/s/ Claire E. McLean
Claire E. McLean, Director

(Continued)

/s/ James B. Miller, Jr.
James B. Miller, Jr., Chairman

/s/ William H. Stern
William H. Stern, Director
(Concluded)