Form 10-Q
period 2026-03-31
Ameris Bancorp
filed 2026-05-08
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

 There were 67,292,503 shares of Common Stock outstanding as of May 4, 2026.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share data)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Cash and due from banks	$235,114	$253,807
Interest-bearing deposits in banks	1,094,185	835,113
Cash and cash equivalents	1,329,299	1,088,920

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $69 and $75	2,353,396	2,207,173
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $187,239 and $189,873)	202,550	203,242
Other investments	100,718	85,443
Loans held for sale, at fair value	496,629	623,152

Loans, net of unearned income	21,827,980	21,513,522
Allowance for credit losses	(354,682)	(348,141)
Loans, net	21,473,298	21,165,381

Other real estate owned, net	3,091	2,918
Premises and equipment, net	216,397	213,097
Goodwill	1,015,646	1,015,646
Other intangible assets, net	51,430	54,824
Cash value of bank owned life insurance	424,164	420,583
Other assets	443,317	435,500
Total assets	$28,109,935	$27,515,879

Liabilities
Deposits:
Noninterest-bearing	$6,748,976	$6,426,145
Interest-bearing	15,887,764	15,949,850
Total deposits	22,636,740	22,375,995
Other borrowings	887,974	558,039
Subordinated deferrable interest debentures	134,801	134,302
Other liabilities	368,293	371,515
Total liabilities	24,027,808	23,439,851

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 73,251,984 and 72,898,342 shares issued, respectively	73,252	72,898
Capital surplus	1,973,881	1,971,131
Retained earnings	2,307,358	2,210,385
Accumulated other comprehensive income (loss), net of tax	(1,476)	8,312
Treasury stock, at cost, 5,931,686 and 4,876,026 shares, respectively	(270,888)	(186,698)
Total shareholders’ equity	4,082,127	4,076,028
Total liabilities and shareholders’ equity	$28,109,935	$27,515,879

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income
Interest and fees on loans	$317,883	$304,168
Interest on taxable securities	25,474	18,492
Interest on nontaxable securities	374	329
Interest on deposits in other banks	8,040	10,789
Total interest income	351,771	333,778

Interest expense
Interest on deposits	96,227	105,215
Interest on other borrowings	11,108	6,724
Total interest expense	107,335	111,939

Net interest income	244,436	221,839
Provision for loan losses	17,895	16,519
Provision for unfunded commitments	(1,338)	5,373
Provision for other credit losses	(6)	—
Provision for credit losses	16,551	21,892
Net interest income after provision for credit losses	227,885	199,947

Noninterest income
Service charges on deposit accounts	13,679	13,133
Mortgage banking activity	37,008	35,254
Other service charges, commissions and fees	1,027	1,109
Net gain on securities	—	40
Equipment finance activity	9,086	6,698
Other noninterest income	9,120	7,789
Total noninterest income	69,920	64,023

Noninterest expense
Salaries and employee benefits	91,366	86,615
Occupancy and equipment	11,625	10,677
Advertising and marketing	3,296	2,883
Amortization of intangible assets	3,393	4,103
Data processing and communications expenses	16,793	14,855
Legal and other professional fees	5,032	3,702
Credit resolution-related expenses	509	765
FDIC insurance	2,937	3,239
Loan servicing expense	7,380	7,823
Other noninterest expenses	14,749	16,372
Total noninterest expense	157,080	151,034

Income before income tax expense	140,725	112,936
Income tax expense	30,233	25,001
Net income	110,492	87,935

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $(3,174) and $5,220	(9,788)	15,689
Total other comprehensive income (loss)	(9,788)	15,689
Comprehensive income	$100,704	$103,624

Basic earnings per common share	$1.64	$1.28
Diluted earnings per common share	$1.63	$1.27
Weighted average common shares outstanding
Basic	67,540,444	68,785,458
Diluted	67,766,997	69,030,331
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31, 2026

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2025	72,898,342	$72,898	$1,971,131	$2,210,385	$8,312	4,876,026	$(186,698)	$4,076,028
Issuance of restricted shares	193,541	194	(194)	—	—	—	—	—
Forfeitures of restricted shares	(1,611)	(2)	(41)	—	—	—	—	(43)
Issuance of common shares pursuant to PSU agreements	161,712	162	(162)	—	—	—	—	—
Share-based compensation	—	—	3,147	—	—	—	—	3,147
Purchase of treasury shares	—	—	—	—	—	1,055,660	(84,190)	(84,190)
Net income	—	—	—	110,492	—	—	—	110,492
Dividends on common shares ($0.20 per share)	—	—	—	(13,519)	—	—	—	(13,519)
Other comprehensive loss during the period	—	—	—	—	(9,788)	—	—	(9,788)
Balance, March 31, 2026	73,251,984	$73,252	$1,973,881	$2,307,358	$(1,476)	5,931,686	$(270,888)	$4,082,127

	Three Months Ended March 31, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522
Issuance of restricted shares	76,250	76	(76)	—	—	—	—	—
Forfeitures of restricted shares	(13,619)	(13)	(404)	—	—	—	—	(417)
Issuance of common shares pursuant to PSU agreements	122,904	123	(123)	—	—	—	—	—
Share-based compensation	—	—	3,693	—	—	—	—	3,693
Purchase of treasury shares	—	—	—	—	—	343,220	(20,746)	(20,746)
Net income	—	—	—	87,935	—	—	—	87,935
Dividends on common shares ($0.20 per share)	—	—	—	(13,874)	—	—	—	(13,874)
Other comprehensive income during the period	—	—	—	—	15,689	—	—	15,689
Balance, March 31, 2025	72,884,780	$72,885	$1,961,732	$1,927,489	$(14,430)	3,973,856	$(123,874)	$3,823,802

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$110,492	$87,935
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	6,004	8,358
Net gains on sale or disposal of premises and equipment	—	(124)
Provision for credit losses	16,551	21,892
Net write-downs and (gains) losses on sale of other real estate owned	(125)	(9)
Share-based compensation expense	3,104	3,276
Amortization of operating lease right of use assets	2,241	2,276
Provision for deferred taxes	4,671	(2,443)
Net gain on securities	—	(40)
Originations of mortgage loans held for sale	(1,025,977)	(894,848)
Payments received on mortgage loans held for sale	9,095	5,204
Proceeds from sales of mortgage loans held for sale	1,155,458	882,909
Net gains on mortgage loans held for sale	(11,503)	(10,422)
Originations of SBA loans held for sale	(10,331)	(8,112)
Proceeds from sales of SBA loans held for sale	9,238	8,638
Net gains on sale of SBA loans held for sale	(828)	(526)
Increase in cash surrender value of bank owned life insurance	(3,581)	(3,297)
Gain on bank owned life insurance proceeds	—	(12)
Gain on sale of mortgage servicing rights	—	14
Change attributable to other operating activities	(7,360)	16,183
Net cash provided by operating activities	257,149	116,852

Investing Activities
Purchases of debt securities available-for-sale	(194,332)	(274,582)
Purchases of debt securities held-to-maturity	(1,994)	(9,979)
Proceeds from maturities and paydowns of debt securities available-for-sale	37,778	24,355
Proceeds from maturities and paydowns of debt securities held-to-maturity	2,742	952
Net (increase) decrease in other investments	(15,675)	292
Net (increase) decrease in loans	(331,991)	17,002
Purchases of premises and equipment	(7,740)	(2,687)
Proceeds from sale of premises and equipment	—	150
Proceeds from sales of other real estate owned	1,356	2,746
Proceeds from bank owned life insurance	—	56,900
Net cash used in investing activities	(509,856)	(184,851)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Financing Activities
Net increase in deposits	$260,745	$189,961
Proceeds from other borrowings	3,390,000	1,040,000
Repayment of other borrowings	(3,060,060)	(1,055,060)
Dividends paid - common stock	(14,039)	(14,133)
Purchase of treasury shares	(83,560)	(20,746)
Net cash provided by financing activities	493,086	140,022

Net increase in cash and cash equivalents	240,379	72,023
Cash and cash equivalents at beginning of period	1,088,920	1,220,377
Cash and cash equivalents at end of period	$1,329,299	$1,292,400

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$107,694	$112,409
Income taxes	447	209
Loans transferred to other real estate owned	1,559	1,167
Loans transferred from loans held for sale to loans held for investment	1,371	348
Right-of-use assets obtained in exchange for new operating lease liabilities	2,327	369

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2026

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At March 31, 2026, the Bank operated 163 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Bank provides a full range of traditional banking and lending products, treasury and cash management, insurance premium financing, and mortgage and refinancing services.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Accounting Standards Adopted in 2026

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
U.S. Treasuries	$654,014	$—	$4,343	$(159)	$658,198
State, county and municipal securities	18,759	—	4	(582)	18,181
Corporate debt securities	6,395	(69)	3	(381)	5,948
SBA pool securities	11,833	—	—	(610)	11,223
Mortgage-backed securities	1,661,393	—	15,796	(17,343)	1,659,846
Total debt securities available-for-sale	$2,352,394	$(69)	$20,146	$(19,075)	$2,353,396

December 31, 2025
U.S. Treasuries	$653,888	$—	$7,578	$(841)	$660,625
State, county and municipal securities	19,493	—	6	(438)	19,061
Corporate debt securities	6,395	(75)	9	(454)	5,875
SBA pool securities	12,795	—	—	(587)	12,208
Mortgage-backed securities	1,500,644	—	22,594	(13,834)	1,509,404
Total debt securities available-for-sale	$2,193,215	$(75)	$30,187	$(16,154)	$2,207,173

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
State, county and municipal securities	$33,355	$—	$(5,693)	$27,662
Mortgage-backed securities	169,195	323	(9,941)	159,577
Total debt securities held-to-maturity	$202,550	$323	$(15,634)	$187,239

December 31, 2025
State, county and municipal securities	$33,414	$4	$(4,145)	$29,273
Mortgage-backed securities	169,828	534	(9,762)	160,600
Total debt securities held-to-maturity	$203,242	$538	$(13,907)	$189,873

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of March 31, 2026, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$247,412	$247,688	$—	$—
Due from one year to five years	374,364	377,342	—	—
Due from five to ten years	66,281	66,045	1,274	1,256
Due after ten years	2,944	2,475	32,081	26,406
Mortgage-backed securities	1,661,393	1,659,846	169,195	159,577
	$2,352,394	$2,353,396	$202,550	$187,239

Securities with a carrying value of approximately $651.9 million and $512.0 million at March 31, 2026 and December 31, 2025, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasuries	$—	$—	$57,264	$(159)	$57,264	$(159)
State, county and municipal securities	2,700	(9)	10,940	(573)	13,640	(582)
Corporate debt securities	2,050	(381)	—	—	2,050	(381)
SBA pool securities	—	—	11,093	(610)	11,093	(610)
Mortgage-backed securities	342,577	(5,178)	375,286	(12,165)	717,863	(17,343)
Total debt securities available-for-sale	$347,327	$(5,568)	$454,583	$(13,507)	$801,910	$(19,075)

December 31, 2025
U.S. Treasuries	$—	$—	$56,606	$(841)	$56,606	$(841)
State, county and municipal securities	—	—	12,803	(438)	12,803	(438)
Corporate debt securities	1,050	(375)	2,421	(79)	3,471	(454)
SBA pool securities	—	—	12,076	(587)	12,076	(587)
Mortgage-backed securities	100,144	(3,061)	390,234	(10,773)	490,378	(13,834)
Total debt securities available-for-sale	$101,194	$(3,436)	$474,140	$(12,718)	$575,334	$(16,154)

As of March 31, 2026, the Company’s available-for-sale security portfolio consisted of 403 securities, 303 of which were in an unrealized loss position. At March 31, 2026, the Company held 259 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At March 31, 2026, the Company held 26 U.S. Small Business Administration (“SBA”) pool securities, 12 state, county and municipal securities, four corporate securities, and two U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2026
State, county and municipal securities	$9,314	$(276)	$18,348	$(5,417)	$27,662	$(5,693)
Mortgage-backed securities	59,076	(385)	79,889	(9,556)	138,965	(9,941)
Total debt securities held-to-maturity	$68,390	$(661)	$98,237	$(14,973)	$166,627	$(15,634)

December 31, 2025
State, county and municipal securities	$—	$—	$27,990	$(4,145)	$27,990	$(4,145)
Mortgage-backed securities	19,344	(152)	83,035	(9,610)	102,379	(9,762)
Total debt securities held-to-maturity	$19,344	$(152)	$111,025	$(13,755)	$130,369	$(13,907)

As of March 31, 2026, the Company’s held-to-maturity security portfolio consisted of 60 securities, 49 of which were in an unrealized loss position. At March 31, 2026, the Company held 41 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At March 31, 2026 and December 31, 2025, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at March 31, 2026, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at March 31, 2026, management determined that $69,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $19.1 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended March 31,
Allowance for credit losses	2026	2025
Beginning balance	$75	$69
Provision for other credit losses	(6)	—
Ending balance	$69	$69

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

Total net gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Unrealized holding gains on equity securities	$—	$40
Net gain on securities	$—	$40

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$3,400,837	$3,288,505
Consumer	166,652	180,010
Mortgage warehouse	1,232,103	1,150,782
Municipal	420,775	434,234
Premium finance	1,365,018	1,306,267
Real estate – construction and development	1,564,242	1,469,250
Real estate – commercial and farmland	9,364,885	9,311,405
Real estate – residential	4,313,468	4,373,069
Loans, net of unearned income	$21,827,980	$21,513,522

Accrued interest receivable on loans totaling $80.1 million and $80.0 million at March 31, 2026 and December 31, 2025, respectively, is reported in other assets on the consolidated balance sheets. The Company had no recorded allowance for credit losses related to accrued interest on loans at both March 31, 2026 and December 31, 2025.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$15,189	$17,536
Consumer	748	703
Real estate – construction and development	1,103	1,264
Real estate – commercial and farmland	4,506	6,456
Real estate – residential(1)	94,912	83,099
	$116,458	$109,058
(1) Included in real estate - residential were $34.5 million and $24.3 million of serviced GNMA-guaranteed nonaccrual loans at March 31, 2026 and December 31, 2025, respectively.

Interest income recognized on nonaccrual loans during the three months ended March 31, 2026 and 2025 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$6,176	$4,884
Real estate – construction and development	309	644
Real estate – commercial and farmland	1,836	4,118
Real estate – residential	49,749	43,334
	$58,070	$52,980

The following table presents an analysis of past-due loans as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
March 31, 2026
Commercial and industrial	$10,062	$7,702	$8,072	$25,836	$3,375,001	$3,400,837	$—
Consumer	2,242	1,534	265	4,041	162,611	166,652	—
Mortgage warehouse	—	—	—	—	1,232,103	1,232,103	—
Municipal	—	—	—	—	420,775	420,775	—
Premium finance	12,737	5,390	8,167	26,294	1,338,724	1,365,018	8,167
Real estate – construction and development	4,009	—	1,103	5,112	1,559,130	1,564,242	—
Real estate – commercial and farmland	8,591	1,071	3,726	13,388	9,351,497	9,364,885	—
Real estate – residential	37,398	15,847	90,790	144,035	4,169,433	4,313,468	63
Total	$75,039	$31,544	$112,123	$218,706	$21,609,274	$21,827,980	$8,230

December 31, 2025
Commercial and industrial	$8,890	$5,938	$8,470	$23,298	$3,265,207	$3,288,505	$—
Consumer	3,655	2,199	198	6,052	173,958	180,010	—
Mortgage warehouse	—	—	—	—	1,150,782	1,150,782	—
Municipal	—	—	—	—	434,234	434,234	—
Premium finance	13,463	6,961	8,492	28,916	1,277,351	1,306,267	8,492
Real estate – construction and development	2,238	349	938	3,525	1,465,725	1,469,250	—
Real estate – commercial and farmland	1,707	16	5,770	7,493	9,303,912	9,311,405	—
Real estate – residential	42,310	17,680	79,502	139,492	4,233,577	4,373,069	—
Total	$72,263	$33,143	$103,370	$208,776	$21,304,746	$21,513,522	$8,492

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial and industrial	$6,704	$438	$12,057	$1,866
Premium finance	255	13	1,296	1
Real estate – construction and development	567	42	902	42
Real estate – commercial and farmland	3,136	380	5,084	378
Real estate – residential	23,059	3,620	22,494	2,857
	$33,721	$4,493	$41,833	$5,144

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of March 31, 2026 and December 31, 2025. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at March 31, 2026 or December 31, 2025.

As of March 31, 2026	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2026	2025	2024	2023	2022	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$360,186	$803,281	$585,615	$378,611	$363,581	$206,596	$683,400	$3,381,270
Special mention	331	834	442	157	144	291	384	2,583
Substandard	520	1,160	4,334	4,160	1,104	4,709	997	16,984
Total commercial and industrial	$361,037	$805,275	$590,391	$382,928	$364,829	$211,596	$684,781	$3,400,837
Current-period gross charge offs	$234	$1,711	$2,861	$2,897	$2,084	$634	$167	$10,588
Consumer
Risk Grade:
Pass	$30,965	$21,011	$10,048	$7,573	$3,124	$26,156	$66,799	$165,676
Special mention	—	—	—	—	8	16	—	24
Substandard	—	147	73	90	56	498	88	952
Total consumer	$30,965	$21,158	$10,121	$7,663	$3,188	$26,670	$66,887	$166,652
Current-period gross charge offs	$—	$3,679	$602	$78	$73	$319	$64	$4,815
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,232,103	$1,232,103
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,232,103	$1,232,103
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$3,061	$25,473	$31,210	$8,649	$42,597	$308,966	$819	$420,775
Total municipal	$3,061	$25,473	$31,210	$8,649	$42,597	$308,966	$819	$420,775
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$680,711	$664,737	$11,369	$34	$—	$—	$—	$1,356,851
Substandard	8	8,074	85	—	—	—	—	8,167
Total premium finance	$680,719	$672,811	$11,454	$34	$—	$—	$—	$1,365,018
Current-period gross charge offs	$—	$1,802	$260	$—	$—	$—	$—	$2,062

As of March 31, 2026	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2026	2025	2024	2023	2022	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$104,740	$651,539	$402,861	$35,160	$147,040	$134,435	$81,817	$1,557,592
Special mention	—	1,505	1,139	256	—	217	—	3,117
Substandard	—	—	259	75	732	2,467	—	3,533
Total real estate – construction and development	$104,740	$653,044	$404,259	$35,491	$147,772	$137,119	$81,817	$1,564,242
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$341,598	$1,324,994	$318,825	$426,209	$2,695,171	$4,090,174	$78,958	$9,275,929
Special mention	—	413	—	—	18,225	22,809	—	41,447
Substandard	—	9,000	397	1,264	23,400	13,348	100	47,509
Total real estate – commercial and farmland	$341,598	$1,334,407	$319,222	$427,473	$2,736,796	$4,126,331	$79,058	$9,364,885
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate - Residential
Risk Grade:
Pass	$64,231	$206,223	$144,721	$508,175	$1,121,605	$1,808,774	$354,750	$4,208,479
Special mention	—	—	—	—	45	1,151	992	2,188
Substandard	—	9,152	14,989	10,689	20,374	39,923	7,674	102,801
Total real estate - residential	$64,231	$215,375	$159,710	$518,864	$1,142,024	$1,849,848	$363,416	$4,313,468
Current-period gross charge offs	$—	$—	$—	$—	$62	$—	$—	$62
Total Loans
Risk Grade:
Pass	$1,585,492	$3,697,258	$1,504,649	$1,364,411	$4,373,118	$6,575,101	$2,498,646	$21,598,675
Special mention	331	2,752	1,581	413	18,422	24,484	1,376	49,359
Substandard	528	27,533	20,137	16,278	45,666	60,945	8,859	179,946
Total loans	$1,586,351	$3,727,543	$1,526,367	$1,381,102	$4,437,206	$6,660,530	$2,508,881	$21,827,980
Total current-period gross charge offs	$234	$7,192	$3,723	$2,975	$2,219	$953	$231	$17,527

As of December 31, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$934,457	$644,695	$403,869	$375,741	$151,316	$74,208	$679,681	$3,263,967
Special mention	957	470	19	835	1,143	1,294	384	5,102
Substandard	1,191	4,406	5,273	1,673	2,843	2,786	1,264	19,436
Total commercial and industrial	$936,605	$649,571	$409,161	$378,249	$155,302	$78,288	$681,329	$3,288,505
YTD March 31, 2025 gross charge-offs	$118	$2,348	$3,523	$4,376	$1,303	$191	$—	$11,859
Consumer
Risk Grade:
Pass	$58,282	$12,126	$9,095	$3,652	$908	$28,711	$66,097	$178,871
Special mention	—	14	—	9	—	19	—	42
Substandard	116	192	153	50	19	510	57	1,097
Total consumer	$58,398	$12,332	$9,248	$3,711	$927	$29,240	$66,154	$180,010
YTD March 31, 2025 gross charge-offs	$—	$158	$154	$57	$22	$549	$—	$940
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,150,782	$1,150,782
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,150,782	$1,150,782
YTD March 31, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$26,343	$30,899	$8,708	$42,797	$34,928	$289,740	$819	$434,234
Total municipal	$26,343	$30,899	$8,708	$42,797	$34,928	$289,740	$819	$434,234
YTD March 31, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,278,242	$19,305	$227	$—	$—	$—	$—	$1,297,774
Substandard	7,945	548	—	—	—	—	—	8,493
Total premium finance	$1,286,187	$19,853	$227	$—	$—	$—	$—	$1,306,267
YTD March 31, 2025 gross charge-offs	$2	$2,145	$181	$1	$—	$—	$—	$2,329
Real Estate – Construction and Development
Risk Grade:
Pass	$639,978	$384,683	$38,088	$183,595	$97,961	$42,251	$78,824	$1,465,380
Special mention	—	—	—	150	—	240	—	390
Substandard	—	584	103	512	335	1,946	—	3,480
Total real estate – construction and development	$639,978	$385,267	$38,191	$184,257	$98,296	$44,437	$78,824	$1,469,250
YTD March 31, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,344,318	$324,535	$437,240	$2,731,134	$1,974,974	$2,321,409	$100,635	$9,234,245
Special mention	—	—	—	7,972	15,851	8,411	—	32,234
Substandard	9,000	344	1,355	17,292	1,725	15,110	100	44,926
Total real estate – commercial and farmland	$1,353,318	$324,879	$438,595	$2,756,398	$1,992,550	$2,344,930	$100,735	$9,311,405
YTD March 31, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate - Residential
Risk Grade:
Pass	$229,509	$156,412	$537,032	$1,159,471	$965,202	$889,948	$342,918	$4,280,492
Special mention	—	—	—	47	28	1,113	753	1,941
Substandard	4,908	8,516	8,945	22,084	9,197	29,744	7,242	90,636
Total real estate - residential	$234,417	$164,928	$545,977	$1,181,602	$974,427	$920,805	$350,913	$4,373,069
YTD March 31, 2025 gross charge-offs	$—	$—	$110	$—	$—	$146	$—	$256
Total Loans
Risk Grade:
Pass	$4,511,129	$1,572,655	$1,434,259	$4,496,390	$3,225,289	$3,646,267	$2,419,756	$21,305,745
Special mention	957	484	19	9,013	17,022	11,077	1,137	39,709
Substandard	23,160	14,590	15,829	41,611	14,119	50,096	8,663	168,068
Total loans	$4,535,246	$1,587,729	$1,450,107	$4,547,014	$3,256,430	$3,707,440	$2,429,556	$21,513,522
YTD March 31, 2025 gross charge-offs	$120	$4,651	$3,968	$4,434	$1,325	$886	$—	$15,384

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

During the three months ended March 31, 2026, the allowance for credit losses increased due to organic loan growth, the current economic forecast and a change in the mix of loans. The allowance for credit losses was determined at March 31, 2026 using the Moody's baseline scenario economic forecast weighted at 40% and the downside 75th percentile S-2 scenario weighted at 60%. The allowance for credit losses was determined at December 31, 2025 using two economic forecasts from Moody's, the baseline scenario and the downside 75th percentile S-2 scenario, which were equally weighted at 50%. The current forecast reflects, among other things, an increase in unemployment and commercial real estate vacancies, partially offset by improvements in GDP and home and commercial real estate price indices, compared with the forecast at December 31, 2025.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

Three Months Ended March 31, 2026

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2025	$88,242	$11,503	$2,356	$57	$892	$52,432
Provision for loan losses	8,543	1,304	150	(2)	1,105	1,797
Loans charged off	(10,588)	(4,815)	—	—	(2,062)	—
Recoveries of loans previously charged off	3,734	526	—	—	1,826	—
Balance, March 31, 2026	$89,931	$8,518	$2,506	$55	$1,761	$54,229

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2025	$128,454	$64,205	$348,141
Provision for loan losses	(984)	5,982	17,895
Loans charged off	—	(62)	(17,527)
Recoveries of loans previously charged off	28	59	6,173
Balance, March 31, 2026	$127,498	$70,184	$354,682

Three Months Ended March 31, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421
Provision for loan losses	3,388	(537)	(438)	(1)	195	8,661
Loans charged off	(11,859)	(940)	—	—	(2,329)	—
Recoveries of loans previously charged off	3,850	295	—	—	2,080	4
Balance, March 31, 2025	$82,621	$6,145	$1,824	$57	$682	$69,086

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2024	$118,377	$61,661	$338,084
Provision for loan losses	(20)	5,271	16,519
Loans charged off	—	(256)	(15,384)
Recoveries of loans previously charged off	35	72	6,336
Balance, March 31, 2025	$118,392	$66,748	$345,555

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026
(dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total Class of Financial Receivable
Real estate – residential	$482	$2,387	$2,869	0.1%
Total	$482	$2,387	$2,869	—%

Three Months Ended March 31, 2025
(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – commercial and farmland	$2,420	$2,764	$9,361	$—	$14,545	0.2%
Real estate – residential	563	1,336	—	683	2,582	0.1%
Total	$2,983	$4,100	$9,361	$683	$17,127	0.1%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $2.0 million at both March 31, 2026 and December 31, 2025.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025, respectively:

Three Months Ended March 31, 2026
Loan Type	Financial Effect
Payment Deferral
Real estate – residential	Payments were deferred for 14 months.
Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 85 months.

Three Months Ended March 31, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – commercial and farmland	Payments were moved to interest only for 9 months
Real estate – residential	Payments were deferred for 10 months
Term Extension
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of 15 months
Real estate – residential	Maturity dates were extended for a weighted average of 109 months
Combination Payment Deferral and Term Extension
Real estate – commercial and farmland	Maturity date was extended 3 months and moved to interest only payments for 12 months
Combination Term Extension and Rate Reduction
Real estate – residential	Maturity date was extended for a weighted average 61 months and rate was reduced by a weighted average 0.91%

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of March 31, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$1,650	$—	$—	$—	$1,650
Real estate – commercial and farmland	16,359	—	—	89	16,448
Real estate – residential	13,378	1,134	1,762	4,672	20,946
Total	$31,387	$1,134	$1,762	$4,761	$39,044

As of March 31, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$572	$—	$—	$—	$572
Real estate – commercial and farmland	13,404	1,739	—	—	15,143
Real estate – residential	12,656	1,246	1,565	3,293	18,760
Total	$26,632	$2,985	$1,565	$3,293	$34,475

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended March 31, 2026 and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Combination Payment Deferral and Rate Reduction	Total
Real estate – commercial and farmland	$—	$—	$89	$—	$—	$89
Real estate – residential	3,777	1,873	—	1,409	509	7,568
Total	$3,777	$1,873	$89	$1,409	$509	$7,657

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended March 31, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Real estate – commercial and farmland	$—	$1,738	$—	$—	$1,738
Real estate – residential	499	3,185	563	1,857	6,104
Total	$499	$4,923	$563	$1,857	$7,842

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	March 31, 2026	December 31, 2025
FHLB borrowings:
Fixed Rate Advance due April 20, 2026; fixed interest rate of 3.820%	$100,000	$—
Fixed Rate Advance due April 24, 2026; fixed interest rate of 3.810%	100,000	—
Fixed Rate Advance due May 11, 2026; fixed interest rate of 3.810%	150,000	—
Fixed Rate Advance due May 18, 2026; fixed interest rate of 3.830%	100,000	—
Daily Rate Credit due December 16, 2026; variable interest rate of 3.880%	395,000	515,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,352	1,355
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	936	938
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	802	838

Other Debt:
Advance from correspondent bank due June 1, 2026; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	9,884	9,908
	$887,974	$558,039

The advances from the Federal Home Loan Bank (the "FHLB") are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At March 31, 2026, $2.75 billion was available for borrowing on lines with the FHLB.

As of March 31, 2026, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At March 31, 2026, the Bank had $2.74 billion of loans pledged at the Federal Reserve discount window and had $2.19 billion available for borrowing.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on debt securities available-for-sale. The reclassification for gains (losses) on sale of securities included in net income is recorded in net gain (loss) on securities in the consolidated statements of income and comprehensive income.

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended March 31, 2026
Balance, December 31, 2025	$8,312
Unrealized loss on debt securities available-for-sale, net of tax	(9,788)
Balance, March 31, 2026	$(1,476)

Three Months Ended March 31, 2025
Balance, December 31, 2024	$(30,119)
Unrealized gain on debt securities available-for-sale, net of tax	15,689
Balance, March 31, 2025	$(14,430)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended March 31,
	2026	2025
Weighted average common shares outstanding - basic	67,540,444	68,785,458
Common share equivalents:
Nonvested restricted share grants	122,703	135,339
Performance stock units	103,850	109,534
Weighted average common shares outstanding - diluted	67,766,997	69,030,331

There were 233,634 and 141,026 anti-dilutive securities excluded from the computation of earnings per share for the three months ended March 31, 2026 and 2025, respectively.

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

The Company's loans held for sale under the fair value option are comprised of the following:

(dollars in thousands)	March 31, 2026	December 31, 2025
Mortgage loans held for sale	$494,708	$623,152
SBA loans held for sale	1,921	—
Total loans held for sale	$496,629	$623,152

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

A net loss of $6.7 million and a net gain of $7.3 million resulting from changes in fair value of these mortgage loans were recorded in income during the three months ended March 31, 2026 and 2025, respectively. A net gain of $9.8 million and net loss of $4.7 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended March 31, 2026 and 2025, respectively. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Aggregate fair value of mortgage loans held for sale	$494,708	$623,152
Aggregate unpaid principal balance of mortgage loans held for sale	490,258	611,984
Past-due loans of 90 days or more	2,491	996
Nonaccrual loans	2,491	996
Unpaid principal balance of nonaccrual loans	2,461	998

The following table summarizes the difference between the fair value and the principal balance for SBA loans held for sale measured at fair value as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Aggregate fair value of SBA loans held for sale	$1,921	$—
Aggregate unpaid principal balance	1,778	—

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2026 and December 31, 2025. There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3 during the during the three months ended March 31, 2026 or the year ended December 31, 2025.

	Recurring Basis Fair Value Measurements
	March 31, 2026
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$658,198	$658,198	$—	$—
State, county and municipal securities	18,181	—	18,181	—
Corporate debt securities	5,948	—	4,898	1,050
SBA pool securities	11,223	—	11,223	—
Mortgage-backed securities	1,659,846	—	1,659,846	—
Loans held for sale	496,629	—	496,629	—
Derivative financial instruments	5,443	—	5,443	—
Mortgage banking derivative instruments	10,421	—	10,421	—
Total recurring assets at fair value	$2,865,889	$658,198	$2,206,641	$1,050
Financial liabilities:
Derivative financial instruments	$5,700	$—	$5,700	$—
Risk participation agreement	11	—	11	—
Total recurring liabilities at fair value	$5,711	$—	$5,711	$—

	Recurring Basis Fair Value Measurements
	December 31, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$660,625	$660,625	$—	$—
State, county and municipal securities	19,061	—	19,061	—
Corporate debt securities	5,875	—	4,825	1,050
SBA pool securities	12,208	—	12,208	—
Mortgage-backed securities	1,509,404	—	1,509,404	—
Loans held for sale	623,152	—	623,152	—
Derivative financial instruments	7,401	—	7,401	—
Mortgage banking derivative instruments	3,365	—	3,365	—
Total recurring assets at fair value	$2,841,091	$660,625	$2,179,416	$1,050
Financial liabilities:
Derivative financial instruments	$7,642	$—	$7,642	$—
Risk participation agreement	16	—	16	—
Mortgage banking derivative instruments	2,758	—	2,758	—
Total recurring liabilities at fair value	$10,416	$—	$10,416	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of March 31, 2026 and December 31, 2025.

These assets are not measured at fair value on an ongoing basis, though they are subject to fair value adjustments in certain circumstances, suck as when there is evidence of impairment.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Collateral-dependent loans	$29,228	$—	$—	$29,228
Other real estate owned	615	—	—	615
Total nonrecurring assets at fair value	$29,843	$—	$—	$29,843

December 31, 2025
Collateral-dependent loans	$36,689	$—	$—	$36,689
Other real estate owned	201	—	—	201
Total nonrecurring assets at fair value	$36,890	$—	$—	$36,890

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no changes in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2026
Recurring:
Debt securities available-for-sale	$1,050	Discounted cash flows	Probability of Default	9.6%	9.6%
			Loss Given Default	48%	48%
Nonrecurring:
Collateral-dependent loans	$29,228	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 73%	39%
Other real estate owned	$615	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	17% - 28%	24%
December 31, 2025
Recurring:
Debt securities available-for-sale	$1,050	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	49%	49%
Nonrecurring:
Collateral-dependent loans	$36,689	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 71%	35%
Other real estate owned	$201	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15%	15%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		March 31, 2026
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$235,114	$235,114	$—	$—	$235,114
Interest-bearing deposits in banks	1,094,185	1,094,185	—	—	1,094,185
Debt securities held-to-maturity	202,550	—	187,239	—	187,239
Loans, net	21,444,070	—	—	21,266,400	21,266,400
Financial liabilities:
Deposits	22,636,740	—	22,635,518	—	22,635,518
Other borrowings	887,974	404,884	481,219	—	886,103
Subordinated deferrable interest debentures	134,801	—	141,574	—	141,574

		Fair Value Measurements
		December 31, 2025
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$253,807	$253,807	$—	$—	$253,807
Interest-bearing deposits in banks	835,113	835,113	—	—	835,113
Debt securities held-to-maturity	203,242	—	189,873	—	189,873
Loans, net	21,128,692	—	—	20,957,101	20,957,101
Financial liabilities:
Deposits	22,375,995	—	22,370,800	—	22,370,800
Other borrowings	558,039	524,908	31,183	—	556,091
Subordinated deferrable interest debentures	134,302	—	142,340	—	142,340

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$4,352,192	$4,054,259
Unused home equity lines of credit	454,229	451,886
Financial standby letters of credit	65,179	69,796
Mortgage interest rate lock commitments	295,936	201,806

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances in which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the three months ended March 31, 2026 and the year ended December 31, 2025.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of period	$53,342	$30,510
Provision for unfunded commitments	(1,338)	5,373
Balance at end of period	$52,004	$35,883

Other Commitments

As of March 31, 2026, letters of credit issued by the FHLB totaling $1.3 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$249,260	$55,713	$17,845	$28,953	$351,771
Interest expense	40,893	38,885	10,251	17,306	107,335
Net interest income	208,367	16,828	7,594	11,647	244,436
Provision for credit losses	11,853	3,074	177	1,447	16,551
Noninterest income	32,791	36,316	796	17	69,920
Noninterest expense
Salaries and employee benefits	66,246	21,912	544	2,664	91,366
Occupancy and equipment	10,930	649	8	38	11,625
Data processing and communications expenses	15,348	1,224	35	186	16,793
Other expenses(1)	23,898	12,532	179	687	37,296
Total noninterest expense	116,422	36,317	766	3,575	157,080
Income before income tax expense	112,883	13,753	7,447	6,642	140,725
Income tax expense	24,397	2,888	1,564	1,384	30,233
Net income	$88,486	$10,865	$5,883	$5,258	$110,492

Total assets	$20,560,605	$4,465,160	$1,252,621	$1,831,549	$28,109,935
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	51,430	—	—	—	51,430

	Three Months Ended March 31, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$233,319	$57,932	$15,200	$27,327	$333,778
Interest expense	49,106	36,088	9,298	17,447	111,939
Net interest income	184,213	21,844	5,902	9,880	221,839
Provision for credit losses	16,420	5,191	(175)	456	21,892
Noninterest income	28,724	34,729	554	16	64,023
Noninterest expense
Salaries and employee benefits	62,716	20,995	552	2,352	86,615
Occupancy and equipment	9,804	829	7	37	10,677
Data processing and communications expenses	13,391	1,297	38	129	14,855
Other expenses(1)	25,685	11,963	270	969	38,887
Total noninterest expense	111,596	35,084	867	3,487	151,034
Income before income tax expense	84,921	16,298	5,764	5,953	112,936
Income tax expense	19,154	3,423	1,210	1,214	25,001
Net income	$65,767	$12,875	$4,554	$4,739	$87,935

Total assets	$19,291,312	$4,762,848	$911,361	$1,549,419	$26,514,940
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	64,330	—	—	2,328	66,658
(1) Other expenses for each reportable segment include credit resolution-related expenses, advertising and marketing expenses, amortization of intangible assets, and loan servicing expenses, and other miscellaneous expenses.

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

Risk Participation Agreement

The Company has entered into a risk participation agreement swap that is associated with a loan participation, where the Company is not the counterparty to the interest rate swap that is associated with the risk participation sold. The interest rate swap mark to market only impacts the Company if the swap is in a liability position to the counterparty and the customer defaults on payments to the counterparty.

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$1,451,157	$5,443	$5,700	$1,322,662	$7,401	$7,642
Risk participation agreement	25,963	—	11	26,030	—	16
Mortgage derivatives - interest rate lock commitments	295,936	2,896	—	201,806	3,365	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	1,389,051	7,525	—	1,288,637	—	2,758
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client derivatives and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three months ended March 31, 2026 and 2025.

		Three Months Ended March 31,
(dollars in thousands)	Location	2026	2025
Interest rate contracts(1)	Other noninterest income	$(16)	$(134)
Risk participation agreement	Other noninterest income	5	(9)
Interest rate lock commitments	Mortgage banking activity	(469)	3,912
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	10,284	(8,662)
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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	March 31, 2026	December 31, 2025
Loan Servicing Rights
Residential mortgage	$120,160	$113,370
SBA	1,703	1,602
Total loan servicing rights	$121,863	$114,972

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

During the three months ended March 31, 2026 and 2025, the Company recorded servicing fee income of $12.0 million and $12.5 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs:

(dollars in thousands)	Three Months Ended March 31,
Residential mortgage servicing rights	2026	2025
Beginning carrying value, net	$113,370	$112,514
Additions	9,952	7,317
Amortization	(3,162)	(3,247)
Ending carrying value, net	$120,160	$116,584

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	March 31, 2026	December 31, 2025
Residential mortgage servicing rights
Fair value of residential mortgage serving rights	$156,954	$143,385
Unpaid principal balance of loans serviced for others	$9,145,206	$8,676,676
Composition of residential loans serviced for others:
FHLMC	24.54%	24.06%
FNMA	62.42%	63.31%
GNMA	13.04%	12.63%
Total	100.00%	100.00%
Weighted average term (months)	353	353
Weighted average age (months)	41	41
Modeled prepayment speed	7.22%	7.96%
Decline in fair value due to a 10% adverse change	$(4,733)	$(4,673)
Decline in fair value due to a 20% adverse change	$(9,330)	$(9,140)
Weighted average discount rate	9.48%	9.44%
Decline in fair value due to a 10% adverse change	$(6,239)	$(5,711)
Decline in fair value due to a 20% adverse change	$(12,279)	$(11,181)

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

During the three months ended March 31, 2026 and 2025, the Company recorded servicing fee income of $404,000 and $459,000, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights:

(dollars in thousands)	Three Months Ended March 31,
SBA servicing rights	2026	2025
Beginning carrying value, net	$1,602	$2,926
Additions	168	157
Amortization	(67)	(156)
Ending carrying value, net	$1,703	$2,927

(dollars in thousands)	March 31, 2026	December 31, 2025
SBA servicing rights
Fair value of SBA servicing rights	$2,543	$2,425
Unpaid principal balance of loans serviced for others	$195,960	$190,377
Weighted average life (in years)	3.36	3.35
Modeled prepayment speed	17.62%	18.09%
Decline in fair value due to a 10% adverse change	$(139)	$(133)
Decline in fair value due to a 20% adverse change	$(266)	$(254)
Weighted average discount rate	10.95%	11.01%
Decline in fair value due to a 100 basis point adverse change	$(67)	$(63)
Decline in fair value due to a 200 basis point adverse change	$(131)	$(122)

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following: general competitive, economic, unemployment, political and market conditions and fluctuations, including real estate market conditions, and the effects of such conditions and fluctuations on the creditworthiness and payment behaviors of borrowers, collateral values, asset recovery values and the value of investment securities; movements in interest rates and their impacts on net interest margin, investment security valuations and other performance measures; expectations and assumptions regarding credit quality and performance; legislative and regulatory changes; changes in U.S. government trade, monetary and fiscal policies, including tariffs; competitive pressures on product pricing and services; fraud, theft or other misconduct impacting our customers or operations; cybersecurity risks, including data breaches, malware, ransomware and account takeovers; the success and timing of our business strategies and plans; our outlook and long-term goals for future growth; and natural disasters, geopolitical events, acts of war or terrorism or other hostilities, public health crises and other catastrophic events beyond our control; and other factors discussed in our filings with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our forward-looking statements apply only as of the date of this report or the respective date of the document from which they are incorporated herein by reference. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise, except as required by law.

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of March 31, 2026, as compared with December 31, 2025, and operating results for the three month periods ended March 31, 2026 and 2025. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2025 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $110.5 million, or $1.63 per diluted share, for the quarter ended March 31, 2026, compared with $87.9 million, or $1.27 per diluted share, for the same period in 2025. The Company’s return on average assets and average shareholders’ equity were 1.62% and 10.91%, respectively, in the first quarter of 2026, compared with 1.36% and 9.39%, respectively, in the first quarter of 2025.

Below is additional information regarding the banking, retail mortgage, warehouse lending and premium finance divisions of the Company during the first quarter of 2026 and 2025, respectively:

	Three Months Ended March 31, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$249,260	$55,713	$17,845	$28,953	$351,771
Interest expense	40,893	38,885	10,251	17,306	107,335
Net interest income	208,367	16,828	7,594	11,647	244,436
Provision for credit losses	11,853	3,074	177	1,447	16,551
Noninterest income	32,791	36,316	796	17	69,920
Noninterest expense
Salaries and employee benefits	66,246	21,912	544	2,664	91,366
Occupancy and equipment	10,930	649	8	38	11,625
Data processing and communications expenses	15,348	1,224	35	186	16,793
Other expenses	23,898	12,532	179	687	37,296
Total noninterest expense	116,422	36,317	766	3,575	157,080
Income before income tax expense	112,883	13,753	7,447	6,642	140,725
Income tax expense	24,397	2,888	1,564	1,384	30,233
Net income	$88,486	$10,865	$5,883	$5,258	$110,492

	Three Months Ended March 31, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$233,319	$57,932	$15,200	$27,327	$333,778
Interest expense	49,106	36,088	9,298	17,447	111,939
Net interest income	184,213	21,844	5,902	9,880	221,839
Provision for credit losses	16,420	5,191	(175)	456	21,892
Noninterest income	28,724	34,729	554	16	64,023
Noninterest expense
Salaries and employee benefits	62,716	20,995	552	2,352	86,615
Occupancy and equipment	9,804	829	7	37	10,677
Data processing and communications expenses	13,391	1,297	38	129	14,855
Other expenses	25,685	11,963	270	969	38,887
Total noninterest expense	111,596	35,084	867	3,487	151,034
Income before income tax expense	84,921	16,298	5,764	5,953	112,936
Income tax expense	19,154	3,423	1,210	1,214	25,001
Net income	$65,767	$12,875	$4,554	$4,739	$87,935

Net Interest Income and Margin

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended March 31, 2026 and 2025. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$879,724	$8,040	3.71%	$980,164	$10,789	4.46%
Investment securities - taxable	2,532,669	25,474	4.08%	1,998,226	18,492	3.75%
Investment securities - nontaxable	45,241	473	4.24%	41,391	416	4.08%
Loans held for sale	616,530	9,000	5.92%	565,531	9,045	6.49%
Loans	21,590,793	309,732	5.82%	20,620,777	295,964	5.82%
Total interest-earning assets	25,664,957	352,719	5.57%	24,206,089	334,706	5.61%
Noninterest-earning assets	2,007,356			2,023,334
Total assets	$27,672,313			$26,229,423

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$4,195,369	$18,106	1.75%	$3,988,458	$18,306	1.86%
MMDA	7,189,981	46,737	2.64%	6,911,554	52,261	3.07%
Savings accounts	760,258	679	0.36%	767,148	830	0.44%
Retail CDs	2,268,935	18,958	3.39%	2,436,974	23,245	3.87%
Brokered CDs	1,221,181	11,747	3.90%	962,768	10,573	4.45%
Total interest-bearing deposits	15,635,724	96,227	2.50%	15,066,902	105,215	2.83%
Non-deposit funding
Federal funds purchased and securities sold under agreements to repurchase	1	—	—%	—	—	—%
FHLB advances	871,128	8,179	3.81%	149,537	1,362	3.69%
Other borrowings	9,899	159	6.51%	193,494	2,350	4.93%
Subordinated deferrable interest debentures	134,537	2,770	8.35%	132,544	3,012	9.22%
Total non-deposit funding	1,015,565	11,108	4.44%	475,575	6,724	5.73%
Total interest-bearing liabilities	16,651,289	107,335	2.61%	15,542,477	111,939	2.92%
Demand deposits	6,547,843			6,522,784
Other liabilities	365,511			366,013
Shareholders’ equity	4,107,670			3,798,149
Total liabilities and shareholders’ equity	$27,672,313			$26,229,423
Interest rate spread			2.96%			2.69%
Net interest income		$245,384			$222,767
Net interest margin			3.88%			3.73%

On a tax-equivalent basis, net interest income for the first quarter of 2026 was $245.4 million, an increase of $22.6 million, or 10.15%, compared with $222.8 million reported in the same quarter in 2025. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest-earning assets increased $1.46 billion, or 6.03%, from $24.21 billion in the first quarter of 2025 to $25.66 billion for the first quarter of 2026. This growth in interest-earning assets resulted primarily from increased investment in our bond portfolio and organic loan growth. The Company’s net interest margin during the first quarter of 2026 was 3.88%, up 15 basis points from 3.73% reported in the first quarter of 2025. Loan production amounted to $5.5 billion during the first quarter of 2026, with weighted average yields of 6.13%, compared with $4.1 billion and 6.86%, respectively, during the first quarter of 2025.

Total interest income, on a tax-equivalent basis, increased to $352.7 million during the first quarter of 2026, compared with $334.7 million in the same quarter of 2025.  Yields on earning assets decreased to 5.57% during the first quarter of 2026, compared with 5.61% reported in the first quarter of 2025. During the first quarter of 2026, loans comprised 86.5% of average earning assets, compared with 87.5% in the same quarter of 2025. Yields on loans were flat at 5.82% for both the first quarter of 2026 and 2025. Yields on taxable investment securities increased to 4.08% in the first quarter of 2026, compared with 3.75% in the same period of 2025.

The yield on interest-bearing deposits decreased from 2.83% in the first quarter of 2025 to 2.50% in the first quarter of 2026. The yield on total interest-bearing liabilities decreased from 2.92% in the first quarter of 2025 to 2.61% in the first quarter of 2026. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 1.88% in the first quarter of 2026, compared with 2.06% during the first quarter of 2025. Deposit costs decreased from 1.98% in the first quarter of 2025 to 1.76% in the first quarter of 2026. Non-deposit funding costs decreased from 5.73% in the first quarter of 2025 to 4.44% in the first quarter of 2026.

Provision for Credit Losses

The Company’s provision for credit losses during the first quarter of 2026 amounted to $16.6 million, compared with $21.9 million in the first quarter of 2025. The provision for credit losses for the first quarter of 2026 was comprised of a provision of $17.9 million related to loans, and releases of $1.3 million and $6,000 related to unfunded commitments and other credit losses, respectively, compared with $16.5 million related to loans and $5.4 million related to unfunded commitments for the first quarter of 2025. The increase in the provision for credit losses on loans is primarily attributable to the updated economic forecast, an increase in the office portfolio qualitative factor and changes in the portfolio mix. The decrease in the provision for unfunded commitments primarily resulted an improvement in the economic forecast and resulting loss rates on our construction portfolio, partially offset by an increase in loss rates in other segments and an increase in unfunded commitments. Non-performing assets as a percentage of total assets was relatively flat, increasing one basis point to 0.45% at March 31, 2026, compared with 0.44% at December 31, 2025. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $7.4 million, partially offset by a decrease in accruing loans delinquent 90 days or more of $262,000. The Company recognized net charge-offs on loans during the first quarter of 2026 of $11.4 million, or 0.21% of average loans on an annualized basis, compared with net charge-offs of $9.0 million, or 0.18%, in the first quarter of 2025. The Company’s total allowance for credit losses on loans at March 31, 2026 was $354.7 million, or 1.62% of total loans, compared with $348.1 million, or 1.62% of total loans, at December 31, 2025.

Noninterest Income

Total noninterest income for the first quarter of 2026 was $69.9 million, an increase of $5.9 million, or 9.2%, from the $64.0 million reported in the first quarter of 2025. Income from mortgage banking activities was $37.0 million in the first quarter of 2026, an increase of $1.8 million, or 5.0%, from $35.3 million in the first quarter of 2025. Total production in the first quarter of 2026 amounted to $1.09 billion, compared with $933.0 million in the same quarter of 2025, while gain on sale spread decreased to 2.08% in the first quarter of 2026, compared with 2.17% in the same quarter of 2025. The retail mortgage open pipeline finished the first quarter of 2026 at $632.7 million, compared with $701.9 million at December 31, 2025 and $771.6 million at the end of the first quarter of 2025.

Service charges on deposit accounts increased $546,000, or 4.2%, to $13.7 million in the first quarter of 2026, compared with $13.1 million in the first quarter of 2025. The increase in service charges on deposit accounts was primarily attributable to growth in deposits. Income from equipment finance activity increased $2.4 million, or 35.7%, to $9.1 million for the first quarter of 2026, compared with $6.7 million during the first quarter of 2025. The increase in equipment finance activity was primarily related to increased non-insurance charges. Other noninterest income increased $1.3 million, or 17.1%, to $9.1 million for the first quarter of 2026, compared with $7.8 million during the first quarter of 2025. The increase in other noninterest income was primarily attributable to increases in derivative fee income of $366,000, gain on sale of SBA loans of $302,000, BOLI income of $282,000 and commercial interchange income of $263,000.

Noninterest Expense

Total noninterest expense for the first quarter of 2026 increased $6.0 million, or 4.0%, to $157.1 million, compared with $151.0 million in the same quarter 2025. Salaries and employee benefits increased $4.8 million, or 5.5%, from $86.6 million in the first quarter of 2025 to $91.4 million in the first quarter of 2026, due primarily to annual merit increases, an increase in mortgage commissions attributable to increased production and increases in incentives, healthcare costs and payroll taxes. These increases were partially offset by decreases in 401(k) contributions and share-based compensation. Data processing and communication expenses increased $1.9 million, or 13.0%, to $16.8 million in the first quarter of 2026, compared with $14.9 million in the first quarter of 2025, with the increase primarily resulting from an increase in volume and continued technology investment. Advertising and marketing expense was $3.3 million in the first quarter of 2026, compared with $2.9 million in the first quarter of 2025. Amortization of intangible assets decreased $710,000, or 17.3%, from $4.1 million in the first quarter of 2025 to $3.4 million in the first quarter of 2026. This decrease was primarily related to a reduction in core deposit and customer relationship intangible amortization. Loan servicing expenses decreased $443,000, or 5.7%, from $7.8 million in the first quarter of 2025 to $7.4 million in the first quarter of 2026, primarily attributable to the sale of mortgage servicing rights throughout 2025, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. Compared with the first quarter of 2025, legal and other professional fees and occupancy and equipment expenses increased $1.3 million and $948,000, respectively, while FDIC insurance and credit resolution expenses decreased $302,000 and $256,000, respectively. Other noninterest expenses decreased $1.6 million, or 9.9%, from $16.4 million in the first quarter of 2025 to $14.7 million in the first quarter of 2026, due primarily to a decrease in donations of $2.6 million, partially offset by an increase in tax and license expense of $966,000.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the first quarter of 2026, the Company reported income tax expense of $30.2 million, compared with $25.0 million in the same period of 2025. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was 21.5% and 22.1%, respectively. The decrease in the effective rate for the three months ended March 31, 2026 is primarily related to an increase in the excess benefit upon vesting of share-based compensation awards compared with the first quarter of 2025.

Financial Condition as of March 31, 2026

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

The following table is a summary of our investment portfolio at the dates indicated:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$654,014	$658,198	$653,888	$660,625
State, county and municipal securities	18,759	18,181	19,493	19,061
Corporate debt securities	6,395	5,948	6,395	5,875
SBA pool securities	11,833	11,223	12,795	12,208
Mortgage-backed securities	1,661,393	1,659,846	1,500,644	1,509,404
Total debt securities available-for-sale	$2,352,394	$2,353,396	$2,193,215	$2,207,173

Securities held-to-maturity
State, county and municipal securities	$33,355	$27,662	$33,414	$29,273
Mortgage-backed securities	169,195	159,577	169,828	160,600
Total debt securities held-to-maturity	$202,550	$187,239	$203,242	$189,873

The amounts of securities available-for-sale and held-to-maturity in each category as of March 31, 2026 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$245,027	4.27%	$1,716	3.78%	$500	5.31%
After one year through five years	362,909	3.43	9,685	4.06	4,001	4.97
After five years through ten years	50,262	4.36	6,780	3.94	—	—
After ten years	—	—	—	—	1,447	7.26
	$658,198	3.81%	$18,181	3.99%	$5,948	5.67%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$445	1.97%	$24,897	2.61%
After one year through five years	747	3.46	210,502	3.28
After five years through ten years	9,003	2.61	203,134	4.40
After ten years	1,028	4.84	1,221,313	4.49
	$11,223	2.84%	$1,659,846	4.30%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$6,477	0.94%
After one year through five years	—	—	38,392	4.14
After five years through ten years	1,275	4.12	73,776	2.96
After ten years	32,080	3.94	50,550	3.43
	$33,355	3.94%	$169,195	3.29%
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

Loans and Allowance for Credit Losses

At March 31, 2026, gross loans outstanding (including loans and loans held for sale) were $22.32 billion, an increase of $187.9 million from $22.14 billion at December 31, 2025. Loans increased $314.5 million, or 1.5%, from $21.51 billion at December 31, 2025 to $21.83 billion at March 31, 2026. Loans held for sale decreased from $623.2 million at December 31, 2025 to $496.6 million at March 31, 2026 primarily in our mortgage division.

At the end of the first quarter of 2026, the ACL on loans totaled $354.7 million, or 1.62% of loans, compared with $348.1 million, or 1.62% of loans, at December 31, 2025. Our nonaccrual loans increased from $109.1 million at December 31, 2025 to $116.5 million at March 31, 2026. For the first three months of 2026, our net charge-off ratio as a percentage of average loans increased to 0.21%, compared with 0.18% for the first three months of 2025. The total provision for credit losses for the first three months of 2026 was $16.6 million, compared with a provision of $21.9 million recorded for the first three months of 2025. Our ratio of total nonperforming assets to total assets was relatively flat, up one basis point from 0.44% at December 31, 2025 to 0.45% at March 31, 2026.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance of allowance for credit losses on loans at beginning of period	$348,141	$338,084
Provision charged to operating expense	17,895	16,519
Charge-offs:
Commercial and industrial	10,588	11,859
Consumer	4,815	940
Premium finance	2,062	2,329
Real estate – residential	62	256
Total charge-offs	17,527	15,384

Recoveries:
Commercial and industrial	3,734	3,850
Consumer	526	295
Premium finance	1,826	2,080
Real estate – construction and development	—	4
Real estate – commercial and farmland	28	35
Real estate – residential	59	72
Total recoveries	6,173	6,336
Net charge-offs	11,354	9,048
Balance of allowance for credit losses on loans at end of period	$354,682	$345,555

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Allowance for credit losses on loans at end of period	$354,682	$345,555
Net charge-offs for the period	11,354	9,048
Loan balances:
End of period	21,827,980	20,706,644
Average for the period	21,590,793	20,620,777
Net charge-offs as a percentage of average loans (annualized)	0.21%	0.18%
Allowance for credit losses on loans as a percentage of end of period loans	1.62%	1.67%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$3,400,837	$3,288,505
Consumer	166,652	180,010
Mortgage warehouse	1,232,103	1,150,782
Municipal	420,775	434,234
Premium finance	1,365,018	1,306,267
Real estate – construction and development	1,564,242	1,469,250
Real estate – commercial and farmland	9,364,885	9,311,405
Real estate – residential	4,313,468	4,373,069
	$21,827,980	$21,513,522

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of March 31, 2026 and December 31, 2025 is below:

March 31, 2026 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$124,445	$143	$840	$125,428
Multifamily residential	2,072,414	—	—	2,072,414
Owner occupied CRE	1,819,109	7,659	20,556	1,847,324
Non-owner occupied CRE	5,259,961	33,644	26,114	5,319,719
Total real estate - commercial and farmland	$9,275,929	$41,446	$47,510	$9,364,885

December 31, 2025 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$125,224	$2,113	$2,153	$129,490
Multifamily residential	2,044,617	—	—	2,044,617
Owner occupied CRE	1,800,017	6,546	24,205	1,830,768
Non-owner occupied CRE	5,264,387	23,575	18,568	5,306,530
Total real estate - commercial and farmland	$9,234,245	$32,234	$44,926	$9,311,405

Investor CRE, which includes multifamily residential and non-owner occupied CRE loans, has several dynamics which individually, or in combination, pose potential challenges to the portfolio. These include levels of interest rates above those at origination for loan renewals and changes to occupancy rates as firms reevaluate space needs in light of factors such as the expansion of hybrid and remote work. The primary repayment source for these loans is cash flows from the securing property. The Company in the normal course performs periodic evaluations of its portfolio for continued soundness and appropriate risk ratings. These reviews include evaluation of current financials, stressed cash flows at increased interest rates and evaluation of property values at various occupancy levels and cap rates. The Company's Investor CRE portfolio continues to perform favorably with modest levels of past-due loans, such that past-due loans represented approximately ten basis points of Investor CRE loans at March 31, 2026.

The Company's multifamily residential portfolio is diversified geographically with the majority residing within our five-state footprint. Below is a summary of the multifamily residential portfolio by significant metropolitan statistical areas (“MSAs”) or state as of March 31, 2026 and December 31, 2025:

March 31, 2026
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Multifamily residential	$375,313	$198,153	$204,971	$210,457	$214,339	$183,195

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Multifamily residential	$63,092	$134,049	$233,528	$52,740	$202,577	$2,072,414

December 31, 2025
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Multifamily residential	$344,769	$198,178	$204,877	$210,633	$213,281	$189,215

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Multifamily residential	$63,369	$124,759	$233,967	$52,989	$208,580	$2,044,617

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type and significant MSAs or state as of March 31, 2026 and December 31, 2025:

March 31, 2026
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Retail	$538,276	$190,266	$54,558	$228,543	$212,721	$228,629
Office	497,999	25,503	86,469	65,839	133,143	91,095
Warehouse / industrial	270,516	16,758	59,297	46,785	56,328	96,732
Hotel	45,578	34,211	35,434	84,303	34,753	72,380
Mini storage warehouse	44,729	33,615	2,017	27,606	39,050	33,819
Assisted living facilities	37,032	—	4,758	—	18	4,730
Miscellaneous	27,819	9,992	1,693	11,180	15,550	11,771
Total non-owner occupied CRE	$1,461,949	$310,345	$244,226	$464,256	$491,563	$539,156

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Retail	$78,334	$259,013	$212,560	$96,945	$186,991	$2,286,836
Office	65,950	113,576	96,507	31	55,296	1,231,408
Warehouse / industrial	64,199	85,472	77,537	586	221,055	995,265
Hotel	—	62,349	20,787	2,155	28,431	420,381
Mini storage warehouse	—	18,230	12,631	413	36,461	248,571
Assisted living facilities	—	414	—	—	311	47,263
Miscellaneous	3,100	966	7,262	—	662	89,995
Total non-owner occupied CRE	$211,583	$540,020	$427,284	$100,130	$529,207	$5,319,719

December 31, 2025
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Retail	$483,975	$197,111	$54,797	$241,206	$219,334	$239,543
Office	509,486	24,417	87,939	69,560	133,779	87,559
Warehouse / industrial	316,408	16,880	63,108	48,192	56,425	83,541
Hotel	45,870	22,632	22,328	85,053	42,735	72,979
Mini storage warehouse	44,718	33,832	2,030	27,886	39,343	33,872
Assisted living facilities	37,538	—	4,761	—	18	6,695
Miscellaneous	28,344	10,383	1,698	11,612	15,648	12,470
Total non-owner occupied CRE	$1,466,339	$305,255	$236,661	$483,509	$507,282	$536,659

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Retail	$108,550	$210,751	$218,101	$97,518	$183,152	$2,254,038
Office	64,662	115,476	95,186	4,115	65,644	1,257,823
Warehouse / industrial	51,969	87,403	77,754	8,105	187,806	997,591
Hotel	—	62,876	20,893	2,202	25,812	403,380
Mini storage warehouse	—	19,940	12,581	421	36,586	251,209
Assisted living facilities	—	422	—	—	312	49,746
Miscellaneous	3,120	992	7,798	—	678	92,743
Total non-owner occupied CRE	$228,301	$497,860	$432,313	$112,361	$499,990	$5,306,530

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

Nonaccrual loans totaled $116.5 million at March 31, 2026, an increase of $7.4 million, or 6.8%, from $109.1 million at December 31, 2025. Accruing loans delinquent 90 days or more totaled $8.2 million at March 31, 2026, a decrease of $262,000, or 3.1%, compared with $8.5 million at December 31, 2025. At March 31, 2026, OREO totaled $3.1 million, an increase of $173,000, or 5.9%, compared with $2.9 million at December 31, 2025. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the first quarter of 2026, total non-performing assets as a percent of total assets was up one basis point from 0.44% at December 31, 2025 to 0.45% at March 31, 2026.

Non-performing assets at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans(1)	$116,458	$109,058
Accruing loans delinquent 90 days or more	8,230	8,492
Repossessed assets	4	4
Other real estate owned	3,091	2,918
Total non-performing assets	$127,783	$120,472

(1) Included in nonaccrual loans were $34.5 million and $24.3 million of serviced GNMA-guaranteed nonaccrual loans at March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. Some key risks associated with CRE lending are the following:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of March 31, 2026 and December 31, 2025. The loan categories and concentrations below are based on Federal Reserve Call codes:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,564,242	7%	$1,469,250	7%
Multi-family loans	2,072,414	10%	2,044,617	9%
Nonfarm non-residential loans (excluding owner-occupied)	5,319,719	24%	5,306,530	25%
Total CRE Loans (excluding owner-occupied)	8,956,375	41%	8,820,397	41%
All other loan types	12,871,605	59%	12,693,125	59%
Total Loans	$21,827,980	100%	$21,513,522	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s Tier 1 capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of March 31, 2026 and December 31, 2025:

	Internal Limit	Actual
		March 31, 2026	December 31, 2025
Construction and development loans	100%	46%	43%
Total CRE loans (excluding owner-occupied)	300%	265%	262%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of IRLC instruments amounted to an asset of $2.9 million and $3.4 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, forward contracts were recorded as an asset of $7.5 million and a liability of $2.8 million, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $5.4 million and $7.4 million at March 31, 2026 and December 31, 2025, respectively, and a liability of $5.7 million and $7.6 million at March 31, 2026 and December 31, 2025, respectively.

Deposits

Total deposits at the Company increased $260.7 million, or 1.2%, to $22.64 billion at March 31, 2026, compared with $22.38 billion at December 31, 2025. Noninterest-bearing deposits increased $322.8 million, or 5.0%, and interest-bearing deposits decreased $62.1 million, or 0.4%, during the first three months of 2026. At March 31, 2026, the Company had approximately $1.34 billion in short-term brokered CDs, compared with $1.20 billion at December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had estimated uninsured deposits of $10.56 billion and $10.67 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $3.31 billion, or 31.4%, of the uninsured deposits at March 31, 2026 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the increase in the size of the program to $200.0 million, being announced on October 20, 2025. As a result, the Company is currently authorized to engage in additional share repurchases up to $200.0 million through October 31, 2026. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2026, an aggregate of $115.7 million, or 1,514,198 shares of the Company's common stock, had been repurchased under the program's October 20, 2025 renewal.

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

As of March 31, 2026, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios for the Company and the Bank at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.39%	11.44%
Ameris Bank	11.52%	11.67%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	13.00%	13.17%
Ameris Bank	13.15%	13.43%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	13.00%	13.17%
Ameris Bank	13.15%	13.43%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	14.84%	15.01%
Ameris Bank	14.40%	14.69%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2026 and December 31, 2025, the net carrying value of the Company’s other borrowings was $888.0 million and $558.0 million, respectively. At March 31, 2026, the Company had availability with the FHLB and FRB Discount Window of $2.75 billion and $2.19 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Investment securities available-for-sale to total deposits	10.40%	9.86%	9.59%	8.53%	8.87%
Loans (net of unearned income) to total deposits	96.43%	96.15%	95.64%	95.94%	94.50%
Interest-earning assets to total assets	92.76%	92.56%	92.60%	92.29%	92.30%
Interest-bearing deposits to total deposits	70.19%	71.28%	69.60%	68.99%	69.22%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2026 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $10.4 million and $3.4 million at March 31, 2026 and December 31, 2025, respectively, and a liability of $2.8 million at December 31, 2025. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $5.4 million and $7.4 million at March 31, 2026 and

December 31, 2025, respectively, and a liability of $5.7 million and $7.6 million at March 31, 2026 and December 31, 2025, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing April 1, 2026. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	5.9%	16.4%
300	4.6%	12.7%
200	3.2%	8.7%
100	1.6%	4.5%
(100)	(1.2)%	(4.8)%
(200)	(1.9)%	(9.7)%
(300)	(1.7)%	(14.5)%

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

During the quarter ended March 31, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosure concerning legal proceedings can be found in Part I - "Financial Information, Item 1. Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8 – Commitments and Contingencies" under the caption, "Litigation and Regulatory Contingencies," which is incorporated herein by reference.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in Item 1A. of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended March 31, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
January 1, 2026 through January 31, 2026	—	$—	—	$159,202,499
February 1, 2026 through February 28, 2026	377,260	$81.51	272,000	$137,126,204
March 1, 2026 through March 31, 2026	678,400	$77.80	678,400	$84,346,160
Total	1,055,660	$79.13	950,400	$84,346,160
(1)Of the shares purchased in February 2026, 105,260 were surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock and performance stock units
(2)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the increase in the size of the program to $200.0 million, being announced on October 20, 2025. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $200.0 million through October 31, 2026. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of March 31, 2026, an aggregate of $115.7 million, or 1,514,198 shares of the Company's common stock, had been repurchased under the program's October 20, 2025 renewal.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

Dated: May 8, 2026	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)