Form 10-Q
period 2026-06-30
Ameris Bancorp
filed 2026-08-07
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

 There were 67,107,239 shares of Common Stock outstanding as of August 3, 2026.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share data)

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Cash and due from banks	$237,431	$253,807
Interest-bearing deposits in banks	959,682	835,113
Cash and cash equivalents	1,197,113	1,088,920

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $68 and $75	2,460,623	2,207,173
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $192,993 and $189,873)	208,155	203,242
Other investments	123,871	85,443
Loans held for sale, at fair value	482,220	623,152

Loans, net of unearned income	22,177,865	21,513,522
Allowance for credit losses	(359,513)	(348,141)
Loans, net	21,818,352	21,165,381

Other real estate owned, net	4,043	2,918
Premises and equipment, net	220,500	213,097
Goodwill	1,015,646	1,015,646
Other intangible assets, net	48,317	54,824
Cash value of bank owned life insurance	427,789	420,583
Other assets	482,214	435,500
Total assets	$28,488,843	$27,515,879

Liabilities
Deposits:
Noninterest-bearing	$6,782,882	$6,426,145
Interest-bearing	15,804,691	15,949,850
Total deposits	22,587,573	22,375,995
Other borrowings	1,250,049	558,039
Subordinated deferrable interest debentures	135,299	134,302
Other liabilities	425,345	371,515
Total liabilities	24,398,266	23,439,851

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 73,264,873 and 72,898,342 shares issued, respectively	73,265	72,898
Capital surplus	1,978,573	1,971,131
Retained earnings	2,345,292	2,210,385
Accumulated other comprehensive income (loss), net of tax	(16,508)	8,312
Treasury stock, at cost, 6,158,286 and 4,876,026 shares, respectively	(290,045)	(186,698)
Total shareholders’ equity	4,090,577	4,076,028
Total liabilities and shareholders’ equity	$28,488,843	$27,515,879

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$326,705	$315,893	$644,588	$620,061
Interest on taxable securities	30,217	20,696	55,691	39,188
Interest on nontaxable securities	383	334	757	663
Interest on deposits in other banks	8,270	10,715	16,310	21,504
Total interest income	365,575	347,638	717,346	681,416

Interest expense
Interest on deposits	98,995	106,796	195,222	212,011
Interest on other borrowings	14,096	9,029	25,204	15,753
Total interest expense	113,091	115,825	220,426	227,764

Net interest income	252,484	231,813	496,920	453,652
Provision for loan losses	15,894	3,110	33,789	19,629
Provision for unfunded commitments	1,360	(335)	22	5,038
Provision for other credit losses	(1)	(3)	(7)	(3)
Provision for credit losses	17,253	2,772	33,804	24,664
Net interest income after provision for credit losses	235,231	229,041	463,116	428,988

Noninterest income
Service charges on deposit accounts	14,044	13,493	27,723	26,626
Mortgage banking activity	32,526	39,221	69,534	74,475
Other service charges, commissions and fees	1,065	1,158	2,092	2,267
Net gain on securities	7,392	—	7,392	40
Equipment finance activity	8,948	6,572	18,034	13,270
Other noninterest income	9,557	8,467	18,677	16,256
Total noninterest income	73,532	68,911	143,452	132,934

Noninterest expense
Salaries and employee benefits	91,494	89,308	182,860	175,923
Occupancy and equipment	12,555	11,401	24,180	22,078
Advertising and marketing	3,452	3,745	6,748	6,628
Amortization of intangible assets	3,114	4,076	6,507	8,179
Data processing and communications expenses	15,571	15,366	32,364	30,221
Legal and other professional fees	6,866	4,380	11,898	8,082
Credit resolution-related expenses	798	657	1,307	1,422
FDIC insurance	3,287	2,749	6,224	5,988
Loan servicing expense	7,205	7,897	14,585	15,720
Litigation accrual	82,530	121	82,625	1,191
Other noninterest expenses	15,842	15,560	30,496	30,862
Total noninterest expense	242,714	155,260	399,794	306,294

Income before income tax expense	66,049	142,692	206,774	255,628
Income tax expense	14,603	32,858	44,836	57,859
Net income	51,446	109,834	161,938	197,769

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $(4,841), $2,392, $(8,015) and $7,612	(14,985)	7,544	(24,773)	23,233
Reclassification adjustment for gains on debt securities included in earnings, net of tax expense of $15, $0, $15, and $0	(47)	—	(47)	—
Total other comprehensive income (loss)	(15,032)	7,544	(24,820)	23,233
Comprehensive income	$36,414	$117,378	$137,118	$221,002

Basic earnings per common share	$0.77	$1.60	$2.41	$2.88
Diluted earnings per common share	$0.77	$1.60	$2.40	$2.87
Weighted average common shares outstanding
Basic	66,883,935	68,594,608	67,210,376	68,689,506
Diluted	67,099,941	68,796,577	67,430,193	68,912,750
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30, 2026

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2026	73,251,984	$73,252	$1,973,881	$2,307,358	$(1,476)	5,931,686	$(270,888)	$4,082,127
Issuance of restricted shares	17,964	18	(18)	—	—	—	—	—
Forfeitures of restricted shares	(5,075)	(5)	(44)	—	—	—	—	(49)
Share-based compensation	—	—	4,754	—	—	—	—	4,754
Purchase of treasury shares	—	—	—	—	—	226,600	(19,157)	(19,157)
Net income	—	—	—	51,446	—	—	—	51,446
Dividends on common shares ($0.20 per share)	—	—	—	(13,512)	—	—	—	(13,512)
Other comprehensive loss during the period	—	—	—	—	(15,032)	—	—	(15,032)
Balance, June 30, 2026	73,264,873	$73,265	$1,978,573	$2,345,292	$(16,508)	6,158,286	$(290,045)	$4,090,577

	Six Months Ended June 30, 2026

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2025	72,898,342	$72,898	$1,971,131	$2,210,385	$8,312	4,876,026	$(186,698)	$4,076,028
Issuance of restricted shares	211,505	212	(212)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	161,712	162	(162)	—	—	—	—	—
Forfeitures of restricted shares	(6,686)	(7)	(85)	—	—	—	—	(92)
Share-based compensation	—	—	7,901	—	—	—	—	7,901
Purchase of treasury shares	—	—	—	—	—	1,282,260	(103,347)	(103,347)
Net income	—	—	—	161,938	—	—	—	161,938
Dividends on common shares ($0.40 per share)	—	—	—	(27,031)	—	—	—	(27,031)
Other comprehensive loss during the period	—	—	—	—	(24,820)	—	—	(24,820)
Balance, June 30, 2026	73,264,873	$73,265	$1,978,573	$2,345,292	$(16,508)	6,158,286	$(290,045)	$4,090,577

	Three Months Ended June 30, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, March 31, 2025	72,884,780	$72,885	$1,961,732	$1,927,489	$(14,430)	3,973,856	$(123,874)	$3,823,802
Issuance of restricted shares	12,591	12	(12)	—	—	—	—	—
Share-based compensation	—	—	3,176	—	—	—	—	3,176
Purchase of treasury shares	—	—	—	—	—	212,472	(12,848)	(12,848)
Net income	—	—	—	109,834	—	—	—	109,834
Dividends on common shares ($0.20 per share)	—	—	—	(13,830)	—	—	—	(13,830)
Other comprehensive income during the period	—	—	—	—	7,544	—	—	7,544
Balance, June 30, 2025	72,897,371	$72,897	$1,964,896	$2,023,493	$(6,886)	4,186,328	$(136,722)	$3,917,678

	Six Months Ended June 30, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522
Issuance of restricted shares	88,841	88	(88)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	122,904	123	(123)	—	—	—	—	—
Forfeitures of restricted shares	(13,619)	(13)	(404)	—	—	—	—	(417)
Share-based compensation	—	—	6,869	—	—	—	—	6,869
Purchase of treasury shares	—	—	—	—	—	555,692	(33,594)	(33,594)
Net income	—	—	—	197,769	—	—	—	197,769
Dividends on common shares ($0.40 per share)	—	—	—	(27,704)	—	—	—	(27,704)
Other comprehensive income during the period	—	—	—	—	23,233	—	—	23,233
Balance, June 30, 2025	72,897,371	$72,897	$1,964,896	$2,023,493	$(6,886)	4,186,328	$(136,722)	$3,917,678

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$161,938	$197,769
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	11,184	16,476
Net gains on sale or disposal of premises and equipment	(24)	(121)
Provision for credit losses	33,804	24,664
Net write-downs and (gains) losses on sale of other real estate owned	(52)	(46)
Share-based compensation expense	7,809	6,452
Amortization of operating lease right of use assets	4,496	4,604
Provision for deferred taxes	(19,063)	(3,079)
Net gain on securities	(7,392)	(40)
Originations of mortgage loans held for sale	(2,020,197)	(2,087,452)
Payments received on mortgage loans held for sale	15,470	14,189
Proceeds from sales of mortgage loans held for sale	2,128,340	2,071,092
Net gains on mortgage loans held for sale	(13,772)	(19,163)
Originations of SBA loans held for sale	(10,331)	(22,771)
Proceeds from sales of SBA loans held for sale	11,157	24,135
Net gains on sale of SBA loans held for sale	(826)	(1,364)
Increase in cash surrender value of bank owned life insurance	(7,370)	(6,788)
Gain on bank owned life insurance proceeds	(846)	(12)
Gain on sale of mortgage servicing rights	—	(342)
Change attributable to other operating activities	42,244	(39,979)
Net cash provided by operating activities	336,569	178,224

Investing Activities
Purchases of debt securities available-for-sale	(523,011)	(475,276)
Purchases of debt securities held-to-maturity	(11,715)	(13,914)
Proceeds from maturities and paydowns of debt securities available-for-sale	154,645	307,585
Proceeds from sales of debt securities available-for-sale	86,167	—
Proceeds from maturities and paydowns of debt securities held-to-maturity	6,937	2,228
Net increase in other investments	(30,976)	(4,455)
Net increase in loans	(669,818)	(328,390)
Purchases of premises and equipment	(16,350)	(10,337)
Proceeds from sale of premises and equipment	39	150
Proceeds from sales of other real estate owned	1,758	3,548
Proceeds from bank owned life insurance	1,010	56,900
Net cash used in investing activities	(1,001,314)	(461,961)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Financing Activities
Net increase in deposits	$211,578	$210,227
Proceeds from other borrowings	6,970,000	2,615,000
Repayment of other borrowings	(6,277,981)	(2,530,119)
Dividends paid - common stock	(27,447)	(27,882)
Purchase of treasury shares	(103,212)	(33,596)
Net cash provided by financing activities	772,938	233,630

Net increase (decrease) in cash and cash equivalents	108,193	(50,107)
Cash and cash equivalents at beginning of period	1,088,920	1,220,377
Cash and cash equivalents at end of period	$1,197,113	$1,170,270

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$213,847	$228,903
Income taxes	78,887	98,579
Loans transferred to other real estate owned	2,831	2,894
Loans transferred from loans held for sale to loans held for investment	31,091	5,860
Right-of-use assets obtained in exchange for new operating lease liabilities	2,957	2,363

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2026

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At June 30, 2026, the Bank operated 163 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Bank provides a full range of traditional banking and lending products, treasury and cash management, insurance premium financing, and mortgage and refinancing services.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
U.S. Treasuries	$584,558	$—	$1,298	$(2,409)	$583,447
State, county and municipal securities	18,005	—	5	(547)	17,463
Corporate debt securities	2,894	(68)	—	(374)	2,452
SBA pool securities	11,146	—	—	(627)	10,519
Mortgage-backed securities	1,862,905	—	9,203	(25,366)	1,846,742
Total debt securities available-for-sale	$2,479,508	$(68)	$10,506	$(29,323)	$2,460,623

December 31, 2025
U.S. Treasuries	$653,888	$—	$7,578	$(841)	$660,625
State, county and municipal securities	19,493	—	6	(438)	19,061
Corporate debt securities	6,395	(75)	9	(454)	5,875
SBA pool securities	12,795	—	—	(587)	12,208
Mortgage-backed securities	1,500,644	—	22,594	(13,834)	1,509,404
Total debt securities available-for-sale	$2,193,215	$(75)	$30,187	$(16,154)	$2,207,173

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
State, county and municipal securities	$33,284	$—	$(4,766)	$28,518
Mortgage-backed securities	174,871	195	(10,591)	164,475
Total debt securities held-to-maturity	$208,155	$195	$(15,357)	$192,993

December 31, 2025
State, county and municipal securities	$33,414	$4	$(4,145)	$29,273
Mortgage-backed securities	169,828	534	(9,762)	160,600
Total debt securities held-to-maturity	$203,242	$538	$(13,907)	$189,873

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of June 30, 2026, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$176,703	$176,742	$—	$—
Due from one year to five years	371,339	369,777	—	—
Due from five to ten years	65,631	64,888	1,272	1,266
Due after ten years	2,930	2,474	32,012	27,252
Mortgage-backed securities	1,862,905	1,846,742	174,871	164,475
	$2,479,508	$2,460,623	$208,155	$192,993

Securities with a carrying value of approximately $638.3 million and $512.0 million at June 30, 2026 and December 31, 2025, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasuries	$203,254	$(2,409)	$—	$—	$203,254	$(2,409)
State, county and municipal securities	1,994	(12)	10,926	(535)	12,920	(547)
Corporate debt securities	2,057	(374)	—	—	2,057	(374)
SBA pool securities	—	—	10,392	(627)	10,392	(627)
Mortgage-backed securities	576,485	(12,005)	359,603	(13,361)	936,088	(25,366)
Total debt securities available-for-sale	$783,790	$(14,800)	$380,921	$(14,523)	$1,164,711	$(29,323)

December 31, 2025
U.S. Treasuries	$—	$—	$56,606	$(841)	$56,606	$(841)
State, county and municipal securities	—	—	12,803	(438)	12,803	(438)
Corporate debt securities	1,050	(375)	2,421	(79)	3,471	(454)
SBA pool securities	—	—	12,076	(587)	12,076	(587)
Mortgage-backed securities	100,144	(3,061)	390,234	(10,773)	490,378	(13,834)
Total debt securities available-for-sale	$101,194	$(3,436)	$474,140	$(12,718)	$575,334	$(16,154)

As of June 30, 2026, the Company’s available-for-sale security portfolio consisted of 397 securities, 314 of which were in an unrealized loss position. At June 30, 2026, the Company held 265 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At June 30, 2026, the Company held 26 U.S. Small Business Administration (“SBA”) pool securities, 11 state, county and municipal securities, four corporate securities, and eight U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2026
State, county and municipal securities	$9,484	$(81)	$19,034	$(4,685)	$28,518	$(4,766)
Mortgage-backed securities	60,288	(777)	77,210	(9,814)	137,498	(10,591)
Total debt securities held-to-maturity	$69,772	$(858)	$96,244	$(14,499)	$166,016	$(15,357)

December 31, 2025
State, county and municipal securities	$—	$—	$27,990	$(4,145)	$27,990	$(4,145)
Mortgage-backed securities	19,344	(152)	83,035	(9,610)	102,379	(9,762)
Total debt securities held-to-maturity	$19,344	$(152)	$111,025	$(13,755)	$130,369	$(13,907)

As of June 30, 2026, the Company’s held-to-maturity security portfolio consisted of 66 securities, 57 of which were in an unrealized loss position. At June 30, 2026, the Company held 49 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At June 30, 2026 and December 31, 2025, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at June 30, 2026, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at June 30, 2026, management determined that $68,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $29.3 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Allowance for credit losses	2026	2025	2026	2025
Beginning balance	$69	$69	$75	$69
Provision for other credit losses	(1)	(3)	(7)	(3)
Ending balance	$68	$66	$68	$66

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's debt securities available for sale for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Gross gains on sales of securities available for sale	$246	$—	$246	$—
Gross losses on sales of securities available for sale	(184)	—	(184)	—
Net realized gains on sales of securities available for sale	$62	$—	$62	$—

Sales proceeds	$86,167	$—	$86,167	$—

Total net gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net realized gains on sales of securities available-for-sale	$62	$—	$62	$—
Net realized gains on equity securities	2,367	—	2,367	—
Unrealized holding gains on equity securities	4,921	—	4,921	40
Net realized gains on sales of other investments	42	—	42	—
Net gain on securities	$7,392	$—	$7,392	$40

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$3,453,501	$3,288,505
Consumer	157,252	180,010
Mortgage warehouse	1,345,808	1,150,782
Municipal	415,396	434,234
Premium finance	1,534,445	1,306,267
Real estate – construction and development	1,702,983	1,469,250
Real estate – commercial and farmland	9,243,359	9,311,405
Real estate – residential	4,325,121	4,373,069
Loans, net of unearned income	$22,177,865	$21,513,522

Accrued interest receivable on loans totaling $81.2 million and $80.0 million at June 30, 2026 and December 31, 2025, respectively, is reported in other assets on the consolidated balance sheets. The Company had no recorded allowance for credit losses related to accrued interest on loans at both June 30, 2026 and December 31, 2025.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$13,389	$17,536
Consumer	487	703
Real estate – construction and development	1,131	1,264
Real estate – commercial and farmland	11,938	6,456
Real estate – residential(1)	93,581	83,099
	$120,526	$109,058
(1) Included in real estate - residential were $33.7 million and $24.3 million of serviced GNMA-guaranteed nonaccrual loans at June 30, 2026 and December 31, 2025, respectively.

Interest income recognized on nonaccrual loans during the six months ended June 30, 2026 and 2025 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$3,470	$4,884
Real estate – construction and development	303	644
Real estate – commercial and farmland	8,817	4,118
Real estate – residential	51,983	43,334
	$64,573	$52,980

The following table presents an analysis of past-due loans as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
June 30, 2026
Commercial and industrial	$9,582	$5,662	$9,139	$24,383	$3,429,118	$3,453,501	$19
Consumer	1,856	5,955	136	7,947	149,305	157,252	—
Mortgage warehouse	—	—	—	—	1,345,808	1,345,808	—
Municipal	—	—	—	—	415,396	415,396	—
Premium finance	10,024	8,835	8,345	27,204	1,507,241	1,534,445	8,345
Real estate – construction and development	2,131	1,380	638	4,149	1,698,834	1,702,983	—
Real estate – commercial and farmland	1,321	63	3,809	5,193	9,238,166	9,243,359	—
Real estate – residential	54,165	23,358	83,423	160,946	4,164,175	4,325,121	—
Total	$79,079	$45,253	$105,490	$229,822	$21,948,043	$22,177,865	$8,364

December 31, 2025
Commercial and industrial	$8,890	$5,938	$8,470	$23,298	$3,265,207	$3,288,505	$—
Consumer	3,655	2,199	198	6,052	173,958	180,010	—
Mortgage warehouse	—	—	—	—	1,150,782	1,150,782	—
Municipal	—	—	—	—	434,234	434,234	—
Premium finance	13,463	6,961	8,492	28,916	1,277,351	1,306,267	8,492
Real estate – construction and development	2,238	349	938	3,525	1,465,725	1,469,250	—
Real estate – commercial and farmland	1,707	16	5,770	7,493	9,303,912	9,311,405	—
Real estate – residential	42,310	17,680	79,502	139,492	4,233,577	4,373,069	—
Total	$72,263	$33,143	$103,370	$208,776	$21,304,746	$21,513,522	$8,492

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial and industrial	$6,895	$755	$12,057	$1,866
Premium finance	596	—	1,296	1
Real estate – construction and development	690	47	902	42
Real estate – commercial and farmland	11,029	427	5,084	378
Real estate – residential	20,996	3,251	22,494	2,857
	$40,206	$4,480	$41,833	$5,144

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of June 30, 2026 and December 31, 2025. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at June 30, 2026 or December 31, 2025.

As of June 30, 2026	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2026	2025	2024	2023	2022	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$538,756	$759,335	$542,361	$331,362	$347,752	$185,366	$721,931	$3,426,863
Special mention	140	2,926	420	138	—	258	7,723	11,605
Substandard	519	1,010	4,179	3,251	941	4,142	991	15,033
Total commercial and industrial	$539,415	$763,271	$546,960	$334,751	$348,693	$189,766	$730,645	$3,453,501
Current-period gross charge offs	$348	$4,208	$5,351	$4,626	$3,376	$1,099	$237	$19,245
Consumer
Risk Grade:
Pass	$13,582	$29,399	$11,118	$6,430	$2,612	$23,572	$69,347	$156,060
Special mention	—	—	—	—	—	14	475	489
Substandard	—	145	81	60	44	291	82	703
Total consumer	$13,582	$29,544	$11,199	$6,490	$2,656	$23,877	$69,904	$157,252
Current-period gross charge offs	$2	$6,577	$1,155	$108	$107	$743	$165	$8,857
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,345,808	$1,345,808
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,345,808	$1,345,808
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$5,030	$25,266	$31,601	$8,506	$41,776	$302,398	$819	$415,396
Total municipal	$5,030	$25,266	$31,601	$8,506	$41,776	$302,398	$819	$415,396
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,280,414	$238,260	$7,427	$—	$—	$—	$—	$1,526,101
Substandard	2,031	6,123	190	—	—	—	—	8,344
Total premium finance	$1,282,445	$244,383	$7,617	$—	$—	$—	$—	$1,534,445
Current-period gross charge offs	$4	$3,978	$333	$—	$—	$—	$—	$4,315

As of June 30, 2026	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2026	2025	2024	2023	2022	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$314,613	$651,454	$367,538	$30,564	$139,670	$108,078	$83,102	$1,695,019
Special mention	58	1,696	2,483	30	—	71	—	4,338
Substandard	—	—	81	75	1,114	2,356	—	3,626
Total real estate – construction and development	$314,671	$653,150	$370,102	$30,669	$140,784	$110,505	$83,102	$1,702,983
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$594,208	$1,345,586	$360,135	$404,813	$2,559,114	$3,790,977	$100,467	$9,155,300
Special mention	—	408	—	1,230	18,214	22,687	—	42,539
Substandard	—	7,383	344	1,367	23,369	12,958	99	45,520
Total real estate – commercial and farmland	$594,208	$1,353,377	$360,479	$407,410	$2,600,697	$3,826,622	$100,566	$9,243,359
Current-period gross charge offs	$—	$1,529	$—	$—	$—	$32	$—	$1,561
Real Estate - Residential
Risk Grade:
Pass	$237,231	$201,357	$140,568	$479,506	$1,079,424	$1,730,038	$353,847	$4,221,971
Special mention	—	—	—	—	—	906	1,144	2,050
Substandard	—	10,789	16,925	9,689	18,858	36,892	7,947	101,100
Total real estate - residential	$237,231	$212,146	$157,493	$489,195	$1,098,282	$1,767,836	$362,938	$4,325,121
Current-period gross charge offs	$—	$—	$38	$34	$86	$7	$—	$165
Total Loans
Risk Grade:
Pass	$2,983,834	$3,250,657	$1,460,748	$1,261,181	$4,170,348	$6,140,429	$2,675,321	$21,942,518
Special mention	198	5,030	2,903	1,398	18,214	23,936	9,342	61,021
Substandard	2,550	25,450	21,800	14,442	44,326	56,639	9,119	174,326
Total loans	$2,986,582	$3,281,137	$1,485,451	$1,277,021	$4,232,888	$6,221,004	$2,693,782	$22,177,865
Total current-period gross charge offs	$354	$16,292	$6,877	$4,768	$3,569	$1,881	$402	$34,143

As of December 31, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$934,457	$644,695	$403,869	$375,741	$151,316	$74,208	$679,681	$3,263,967
Special mention	957	470	19	835	1,143	1,294	384	5,102
Substandard	1,191	4,406	5,273	1,673	2,843	2,786	1,264	19,436
Total commercial and industrial	$936,605	$649,571	$409,161	$378,249	$155,302	$78,288	$681,329	$3,288,505
YTD June 30, 2025 gross charge-offs	$330	$4,214	$6,872	$8,276	$2,061	$623	$—	$22,376
Consumer
Risk Grade:
Pass	$58,282	$12,126	$9,095	$3,652	$908	$28,711	$66,097	$178,871
Special mention	—	14	—	9	—	19	—	42
Substandard	116	192	153	50	19	510	57	1,097
Total consumer	$58,398	$12,332	$9,248	$3,711	$927	$29,240	$66,154	$180,010
YTD June 30, 2025 gross charge-offs	$—	$394	$215	$274	$27	$943	$—	$1,853
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,150,782	$1,150,782
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,150,782	$1,150,782
YTD June 30, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$26,343	$30,899	$8,708	$42,797	$34,928	$289,740	$819	$434,234
Total municipal	$26,343	$30,899	$8,708	$42,797	$34,928	$289,740	$819	$434,234
YTD June 30, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,278,242	$19,305	$227	$—	$—	$—	$—	$1,297,774
Substandard	7,945	548	—	—	—	—	—	8,493
Total premium finance	$1,286,187	$19,853	$227	$—	$—	$—	$—	$1,306,267
YTD June 30, 2025 gross charge-offs	$364	$4,477	$206	$1	$—	$—	$—	$5,048
Real Estate – Construction and Development
Risk Grade:
Pass	$639,978	$384,683	$38,088	$183,595	$97,961	$42,251	$78,824	$1,465,380
Special mention	—	—	—	150	—	240	—	390
Substandard	—	584	103	512	335	1,946	—	3,480
Total real estate – construction and development	$639,978	$385,267	$38,191	$184,257	$98,296	$44,437	$78,824	$1,469,250
YTD June 30, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,344,318	$324,535	$437,240	$2,731,134	$1,974,974	$2,321,409	$100,635	$9,234,245
Special mention	—	—	—	7,972	15,851	8,411	—	32,234
Substandard	9,000	344	1,355	17,292	1,725	15,110	100	44,926
Total real estate – commercial and farmland	$1,353,318	$324,879	$438,595	$2,756,398	$1,992,550	$2,344,930	$100,735	$9,311,405
YTD June 30, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate - Residential
Risk Grade:
Pass	$229,509	$156,412	$537,032	$1,159,471	$965,202	$889,948	$342,918	$4,280,492
Special mention	—	—	—	47	28	1,113	753	1,941
Substandard	4,908	8,516	8,945	22,084	9,197	29,744	7,242	90,636
Total real estate - residential	$234,417	$164,928	$545,977	$1,181,602	$974,427	$920,805	$350,913	$4,373,069
YTD June 30, 2025 gross charge-offs	$—	$—	$171	$—	$—	$162	$—	$333
Total Loans
Risk Grade:
Pass	$4,511,129	$1,572,655	$1,434,259	$4,496,390	$3,225,289	$3,646,267	$2,419,756	$21,305,745
Special mention	957	484	19	9,013	17,022	11,077	1,137	39,709
Substandard	23,160	14,590	15,829	41,611	14,119	50,096	8,663	168,068
Total loans	$4,535,246	$1,587,729	$1,450,107	$4,547,014	$3,256,430	$3,707,440	$2,429,556	$21,513,522
YTD June 30, 2025 gross charge-offs	$694	$9,085	$7,464	$8,551	$2,088	$1,728	$—	$29,610

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

During the six months ended June 30, 2026, the allowance for credit losses increased due to organic loan growth, the current economic forecast and a change in the mix of loans. The allowance for credit losses was determined at June 30, 2026 using the Moody's baseline scenario economic forecast and the downside 75th percentile S-2 scenario weighted equally at 50%. The allowance for credit losses was determined at December 31, 2025 using two economic forecasts from Moody's, the baseline scenario and the downside 75th percentile S-2 scenario, which were equally weighted at 50%. The current forecast reflects, among other things, an increase in unemployment and commercial real estate vacancies, partially offset by improvements in home and commercial real estate price indices, compared with the forecast at December 31, 2025.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

Three Months Ended June 30, 2026

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, March 31, 2026	$89,931	$8,518	$2,506	$55	$1,761	$54,229
Provision for loan losses	8,169	1,404	237	—	471	3,081
Loans charged off	(8,657)	(4,042)	—	—	(2,253)	—
Recoveries of loans previously charged off	3,117	373	—	—	2,003	2
Balance, June 30, 2026	$92,560	$6,253	$2,743	$55	$1,982	$57,312

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2026	$127,498	$70,184	$354,682
Provision for loan losses	7,084	(4,552)	15,894
Loans charged off	(1,561)	(103)	(16,616)
Recoveries of loans previously charged off	24	34	5,553
Balance, June 30, 2026	$133,045	$65,563	$359,513

Six Months Ended June 30, 2026

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2025	$88,242	$11,503	$2,356	$57	$892	$52,432
Provision for loan losses	16,712	2,708	387	(2)	1,576	4,878
Loans charged off	(19,245)	(8,857)	—	—	(4,315)	—
Recoveries of loans previously charged off	6,851	899	—	—	3,829	2
Balance, June 30, 2026	$92,560	$6,253	$2,743	$55	$1,982	$57,312

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2025	$128,454	$64,205	$348,141
Provision for loan losses	6,100	1,430	33,789
Loans charged off	(1,561)	(165)	(34,143)
Recoveries of loans previously charged off	52	93	11,726
Balance, June 30, 2026	$133,045	$65,563	$359,513

Three Months Ended June 30, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, March 31, 2025	$82,621	$6,145	$1,824	$57	$682	$69,086
Provision for loan losses	12,345	1,090	456	1	567	(21,785)
Loans charged off	(10,517)	(913)	—	—	(2,719)	—
Recoveries of loans previously charged off	4,536	251	—	—	2,253	5
Balance, June 30, 2025	$88,985	$6,573	$2,280	$58	$783	$47,306

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, March 31, 2025	$118,392	$66,748	$345,555
Provision for loan losses	9,335	1,101	3,110
Loans charged off	—	(77)	(14,226)
Recoveries of loans previously charged off	67	16	7,128
Balance, June 30, 2025	$127,794	$67,788	$341,567

Six Months Ended June 30, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421
Provision for loan losses	15,733	553	18	—	762	(13,124)
Loans charged off	(22,376)	(1,853)	—	—	(5,048)	—
Recoveries of loans previously charged off	8,386	546	—	—	4,333	9
Balance, June 30, 2025	$88,985	$6,573	$2,280	$58	$783	$47,306

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2024	$118,377	$61,661	$338,084
Provision for loan losses	9,315	6,372	19,629
Loans charged off	—	(333)	(29,610)
Recoveries of loans previously charged off	102	88	13,464
Balance, June 30, 2025	$127,794	$67,788	$341,567

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – commercial and farmland	$6,936	$—	$—	$—	$7,383	$14,319	0.2%
Real estate – residential	1,849	6,194	1,015	283	1,109	10,450	0.2%
Total	$8,785	$6,194	$1,015	$283	$8,492	$24,769	0.1%

Six Months Ended June 30, 2026

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – commercial and farmland	$6,936	$—	$—	$—	$7,383	$14,319	0.2%
Real estate – residential	2,329	8,577	1,015	283	1,109	13,313	0.3%
Total	$9,265	$8,577	$1,015	$283	$8,492	$27,632	0.1%

Three Months Ended June 30, 2025

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$5,871	$—	$—	$—	$5,871	0.2%
Real estate – commercial and farmland	—	700	—	329	—	1,029	—%
Real estate – residential	548	2,199	506	—	615	3,868	0.1%
Total	$548	$8,770	$506	$329	$615	$10,768	0.1%

Six Months Ended June 30, 2025

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$5,871	$—	$—	$—	$5,871	0.2%
Real estate – commercial and farmland	2,357	700	—	9,690	—	12,747	0.1%
Real estate – residential	1,111	3,533	506	—	1,298	6,448	0.1%
Total	$3,468	$10,104	$506	$9,690	$1,298	$25,066	0.1%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $2.1 million and $2.0 million at June 30, 2026 and December 31, 2025, respectively.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025, respectively:

Three Months Ended June 30, 2026
Loan Type	Financial Effect
Payment Deferral
Real estate – commercial and farmland	Payments were deferred for 15 months
Real estate – residential	Payments were deferred for 7 months
Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 65 months
Combination of Payment Deferral and Term Extension
Real estate – residential	Maturity dates were extended for a weighted average 7 months and payments were deferred for 7 months
Combination of Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for 9 months and rate was reduced by a weighted average 1.69%
Combination of Term Extension and Rate Reduction
Real estate – commercial and farmland	Maturity dates were extended for a weighted average 7 months months and rate was reduced by a weighted average 2.00%
Real estate – residential	Maturity dates were extended for a weighted average 57 months and rate was reduced by a weighted average 2.13%

Six Months Ended June 30, 2026
Loan Type	Financial Effect
Payment Deferral
Real estate – commercial and farmland	Payments were deferred for a weighted average of 15 months
Real estate – residential	Payments were deferred for a weighted average of 9 months
Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 70 months
Combination of Payment Deferral and Term Extension
Real estate – residential	Maturity dates were extended for a weighted average 7 months and payments were deferred for 7 months
Combination of Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for 9 months and rate was reduced by a weighted average 1.69%
Combination of Term Extension and Rate Reduction
Real estate – commercial and farmland	Maturity dates were extended for a weighted average 7 months and rate was reduced by a weighted average 2.00%.
Real estate – residential	Maturity dates were extended for a weighted average 57 months and rate was reduced by a weighted average 2.13%

Three Months Ended June 30, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – residential	Payments were deferred for eight months
Term Extension
Commercial and industrial	Maturity dates were extended for a weighted average of 13 months
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of nine months
Real estate – residential	Maturity dates were extended for a weighted average of 95 months
Combination Payment Deferral and Term Extension
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of nine months and payments were deferred for nine months
Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average of seven months and rate was reduced by a weighted average 1.50%
Combination Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for 10 months and rate was reduced by a weighted average 0.43%

Six Months Ended June 30, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – commercial and farmland	Payments were deferred for a weighted average of nine months
Real estate – residential	Payments were deferred for a weighted average of nine months
Term Extension
Commercial and industrial	Maturity dates were extended for a weighted average of 13 months
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of nine months
Real estate – residential	Maturity dates were extended for a weighted average of 90 months
Combination Payment Deferral and Term Extension
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of three months and payments were deferred for 12 months
Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average of 37 months and rate was reduced by a weighted average 0.68%
Combination Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for seven months and rate was reduced by a weighted average 1.50%

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of June 30, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$1,527	$—	$—	$—	$1,527
Real estate – commercial and farmland	21,306	—	—	86	21,392
Real estate – residential	20,043	2,017	844	5,273	28,177
Total	$42,876	$2,017	$844	$5,359	$51,096

As of June 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$6,426	$—	$—	$—	$6,426
Real estate – commercial and farmland	13,332	—	—	—	13,332
Real estate – residential	8,247	3,141	3,831	2,883	18,102
Total	$28,005	$3,141	$3,831	$2,883	$37,860

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended June 30, 2026 and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Combination Payment Deferral and Rate Reduction	Total
Real estate – residential	$3,665	$621	$283	$396	$508	$5,473
Total	$3,665	$621	$283	$396	$508	$5,473

The following table provides the amortized cost basis of financing receivables that had a payment default during the six months ended June 30, 2026 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Combination Payment Deferral and Rate Reduction	Total
Real estate – residential	$3,665	$1,243	$283	$397	$508	$6,096
Total	$3,665	$1,243	$283	$397	$508	$6,096

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended June 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Combination of Payment Deferral and Rate Reduction	Total
Real estate – residential	$499	$4,202	$563	$4,086	$506	$9,856
Total	$499	$4,202	$563	$4,086	$506	$9,856

The following table provides the amortized cost basis of financing receivables that had a payment default during six months ended June 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Combination of Payment Deferral and Rate Reduction	Total
Real estate – residential	$499	$4,862	$563	$4,086	$506	$10,516
Total	$499	$4,862	$563	$4,086	$506	$10,516

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	June 30, 2026	December 31, 2025
FHLB borrowings:
Fixed Rate Advance due July 20, 2026; fixed interest rate of 3.790%	$100,000	$—
Fixed Rate Advance due July 21, 2026; fixed interest rate of 3.760%	75,000	—
Fixed Rate Advance due July 22, 2026; fixed interest rate of 3.790%	350,000	—
Fixed Rate Advance due August 11, 2026; fixed interest rate of 3.810%	250,000	—
Fixed Rate Advance due August 24, 2026; fixed interest rate of 3.860%	100,000	—
Daily Rate Credit due December 16, 2026; variable interest rate of 3.880%	342,000	515,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,350	1,355
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	934	938
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	765	838

Other Debt:
Advance from correspondent bank due July 1, 2026; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	—	9,908
	$1,250,049	$558,039

The advances from the Federal Home Loan Bank (the "FHLB") are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At June 30, 2026, $2.46 billion was available for borrowing on lines with the FHLB.

As of June 30, 2026, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At June 30, 2026, the Bank had $2.96 billion of loans pledged at the Federal Reserve discount window and had $2.37 billion available for borrowing.

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

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30, 2026
Balance, March 31, 2026	$(1,476)
Reclassification for gains included in net income, net of tax	(47)
Unrealized loss on debt securities available-for-sale, net of tax	(14,985)
Balance, June 30, 2026	$(16,508)

Three Months Ended June 30, 2025
Balance, March 31, 2025	$(14,430)
Unrealized gain on debt securities available-for-sale, net of tax	7,544
Balance, June 30, 2025	$(6,886)

Six Months Ended June 30, 2026
Balance, December 31, 2025	$8,312
Reclassification for gains included in net income, net of tax	(47)
Unrealized loss on debt securities available-for-sale, net of tax	(24,773)
Balance, June 30, 2026	$(16,508)

Six Months Ended June 30, 2025
Balance, December 31, 2024	$(30,119)
Unrealized gain on debt securities available-for-sale, net of tax	23,233
Balance, June 30, 2025	$(6,886)

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	66,883,935	68,594,608	67,210,376	68,689,506
Common share equivalents:
Nonvested restricted share grants	101,617	83,364	110,409	109,053
Performance stock units	114,389	118,605	109,408	114,191
Weighted average common shares outstanding - diluted	67,099,941	68,796,577	67,430,193	68,912,750

There were 1,120 and 76,250 anti-dilutive securities excluded from the computation of earnings per share for the three months ended June 30, 2026 and 2025, respectively. There were 9,814 and 76,250 anti-dilutive securities excluded from the computation of earnings per share for the six months ended June 30, 2026 and 2025, respectively.

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

The Company's mortgage loans held for sale under the fair value option were $482.2 million and $623.2 million at June 30, 2026 and December 31, 2025, respectively.

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

Net gains of $2.7 million and $613,000 resulting from changes in the fair value of these mortgage loans were recorded in income during the three months ended June 30, 2026 and 2025, respectively. A net loss of $4.0 million and a net gain of $7.9 million resulting from changes in the fair value of these mortgage loans were recorded in income during the six months ended June 30, 2026 and 2025, respectively. Net losses of $7.7 million and $3.6 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended June 30, 2026 and 2025, respectively. Net gains of $2.2 million and net losses of $8.3 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the six months ended June 30, 2026 and 2025, respectively. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Aggregate fair value of mortgage loans held for sale	$482,220	$623,152
Aggregate unpaid principal balance of mortgage loans held for sale	475,079	611,984
Past-due loans of 90 days or more	583	996
Nonaccrual loans	583	996
Unpaid principal balance of nonaccrual loans	583	998

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2026 and December 31, 2025. There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3 during the six months ended June 30, 2026 or the year ended December 31, 2025.

	Recurring Basis Fair Value Measurements
	June 30, 2026
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$583,447	$583,447	$—	$—
State, county and municipal securities	17,463	—	17,463	—
Corporate debt securities	2,452	—	1,387	1,065
SBA pool securities	10,519	—	10,519	—
Mortgage-backed securities	1,846,742	—	1,846,742	—
Loans held for sale	482,220	—	482,220	—
Derivative financial instruments	7,309	—	7,309	—
Mortgage banking derivative instruments	3,253	—	3,253	—
Total recurring assets at fair value	$2,953,405	$583,447	$2,368,893	$1,065
Financial liabilities:
Derivative financial instruments	$7,442	$—	$7,442	$—
Risk participation agreement	4	—	4	—
Mortgage banking derivative instruments	483	—	483	—
Total recurring liabilities at fair value	$7,929	$—	$7,929	$—

	Recurring Basis Fair Value Measurements
	December 31, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$660,625	$660,625	$—	$—
State, county and municipal securities	19,061	—	19,061	—
Corporate debt securities	5,875	—	4,825	1,050
SBA pool securities	12,208	—	12,208	—
Mortgage-backed securities	1,509,404	—	1,509,404	—
Loans held for sale	623,152	—	623,152	—
Derivative financial instruments	7,401	—	7,401	—
Mortgage banking derivative instruments	3,365	—	3,365	—
Total recurring assets at fair value	$2,841,091	$660,625	$2,179,416	$1,050
Financial liabilities:
Derivative financial instruments	$7,642	$—	$7,642	$—
Risk participation agreement	16	—	16	—
Mortgage banking derivative instruments	2,758	—	2,758	—
Total recurring liabilities at fair value	$10,416	$—	$10,416	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of June 30, 2026 and December 31, 2025.

These assets are not measured at fair value on an ongoing basis, though they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Collateral-dependent loans	$35,726	$—	$—	$35,726
Other real estate owned	926	—	—	926
Total nonrecurring assets at fair value	$36,652	$—	$—	$36,652

December 31, 2025
Collateral-dependent loans	$36,689	$—	$—	$36,689
Other real estate owned	201	—	—	201
Total nonrecurring assets at fair value	$36,890	$—	$—	$36,890

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2026 and the year ended December 31, 2025, there were no changes in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2026
Recurring:
Debt securities available-for-sale	$1,065	Discounted cash flows	Probability of Default	9.5%	9.5%
			Loss Given Default	48%	48%
Nonrecurring:
Collateral-dependent loans	$35,726	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	18% - 78%	36%
Other real estate owned	$926	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 18%	17%
December 31, 2025
Recurring:
Debt securities available-for-sale	$1,050	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	49%	49%
Nonrecurring:
Collateral-dependent loans	$36,689	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 71%	35%
Other real estate owned	$201	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15%	15%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		June 30, 2026
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$237,431	$237,431	$—	$—	$237,431
Interest-bearing deposits in banks	959,682	959,682	—	—	959,682
Debt securities held-to-maturity	208,155	—	192,993	—	192,993
Loans, net	21,782,626	—	—	21,603,398	21,603,398
Financial liabilities:
Deposits	22,587,573	—	22,582,379	—	22,582,379
Other borrowings	1,250,049	342,000	906,218	—	1,248,218
Subordinated deferrable interest debentures	135,299	—	143,196	—	143,196

		Fair Value Measurements
		December 31, 2025
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$253,807	$253,807	$—	$—	$253,807
Interest-bearing deposits in banks	835,113	835,113	—	—	835,113
Debt securities held-to-maturity	203,242	—	189,873	—	189,873
Loans, net	21,128,692	—	—	20,957,101	20,957,101
Financial liabilities:
Deposits	22,375,995	—	22,370,800	—	22,370,800
Other borrowings	558,039	524,908	31,183	—	556,091
Subordinated deferrable interest debentures	134,302	—	142,340	—	142,340

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$4,312,538	$4,054,259
Unused home equity lines of credit	467,961	451,886
Financial standby letters of credit	62,446	69,796
Mortgage interest rate lock commitments	230,773	201,806

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances in which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the six months ended June 30, 2026 and the year ended December 31, 2025.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$52,004	$35,883	$53,342	$30,510
Provision for unfunded commitments	1,360	(335)	22	5,038
Balance at end of period	$53,364	$35,548	$53,364	$35,548

Other Commitments

As of June 30, 2026, letters of credit issued by the FHLB totaling $1.3 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

Litigation and Regulatory Contingencies

On September 16, 2024, Patrick Byrne filed a complaint against the Bank in the United States District Court for the Central District of California, captioned Patrick Byrne v. Ameris Bank, Case No. 8:24-cv-01989-MWC (JDEx) (the “Action”). The complaint alleged (as amended with leave of the Court during trial), among other things, wrongful termination of Mr. Byrne’s employment, violations of whistleblower protection laws, nonpayment of wages and related penalties, and breach of contract, and sought unspecified damages. Mr. Byrne was employed by the Bank from December 2021 through June 2024 as the chief executive officer of the Bank’s equipment finance division.

On June 12, 2026, the jury returned a verdict in favor of Mr. Byrne on all counts presented, finding the Bank liable for $16.525 million in economic and non-economic damages, plus associated statutory penalties, and approximately $62.9 million in punitive damages. While the Company intends to appeal the verdict and to continue to vigorously defend its position in this matter, the ultimate outcome of the matter is uncertain at this time. The Company recorded an expense of $82.5 million related to the Action during the three months ended June 30, 2026.

Additionally, from time to time, the Company and the Bank are subject to various legal proceedings, claims and disputes that arise in the ordinary course of business. The Company and the Bank are also subject to regulatory examinations, information gathering requests, inquiries and investigations in the ordinary course of business. Based on the Company’s current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these ordinary course legal and regulatory matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, it is possible that the ultimate resolution of any of such legal and regulatory matters could have a material adverse effect on the Company’s results of operations and financial condition for any particular period.

The Company’s management and its legal counsel periodically assess contingent liabilities, that may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. Such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$256,966	$56,591	$21,314	$30,704	$365,575
Interest expense	41,666	40,747	12,489	18,189	113,091
Net interest income	215,300	15,844	8,825	12,515	252,484
Provision for credit losses	19,998	(3,346)	184	417	17,253
Noninterest income	40,569	32,151	794	18	73,532
Noninterest expense
Salaries and employee benefits	66,668	21,493	468	2,865	91,494
Occupancy and equipment	11,823	685	7	40	12,555
Data processing and communications expenses	14,041	1,302	59	169	15,571
Other expenses(1)	110,933	11,587	184	390	123,094
Total noninterest expense	203,465	35,067	718	3,464	242,714
Income before income tax expense	32,406	16,274	8,717	8,652	66,049
Income tax expense	7,538	3,417	1,831	1,817	14,603
Net income	$24,868	$12,857	$6,886	$6,835	$51,446

Total assets	$20,587,632	$4,508,490	$1,367,630	$2,025,091	$28,488,843
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	48,317	—	—	—	48,317

	Three Months Ended June 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$239,211	$61,356	$18,174	$28,897	$347,638
Interest expense	47,710	39,325	11,083	17,707	115,825
Net interest income	191,501	22,031	7,091	11,190	231,813
Provision for credit losses	677	1,010	369	716	2,772
Noninterest income	29,275	37,726	1,893	17	68,911
Noninterest expense
Salaries and employee benefits	62,001	24,358	618	2,331	89,308
Occupancy and equipment	10,547	811	7	36	11,401
Data processing and communications expenses	13,825	1,391	59	91	15,366
Other expenses(1)	25,478	12,496	96	1,115	39,185
Total noninterest expense	111,851	39,056	780	3,573	155,260
Income before income tax expense	108,248	19,691	7,835	6,918	142,692
Income tax expense	25,667	4,135	1,646	1,410	32,858
Net income	$82,581	$15,556	$6,189	$5,508	$109,834

Total assets	$19,143,429	$4,723,883	$1,114,158	$1,698,683	$26,680,153
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	60,952	—	—	1,630	62,582
(1) Other expenses for each reportable segment include credit resolution-related expenses, advertising and marketing expenses, amortization of intangible assets, loan servicing expenses, litigation accrual and other miscellaneous expenses.

	Six Months Ended June 30, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$506,226	$112,304	$39,159	$59,657	$717,346
Interest expense	82,559	79,632	22,740	35,495	220,426
Net interest income	423,667	32,672	16,419	24,162	496,920
Provision for credit losses	31,851	(272)	361	1,864	33,804
Noninterest income	73,360	68,467	1,590	35	143,452
Noninterest expense
Salaries and employee benefits	132,914	43,405	1,012	5,529	182,860
Occupancy and equipment	22,753	1,334	15	78	24,180
Data processing and communications expenses	29,389	2,526	94	355	32,364
Other expenses(1)	134,831	24,119	363	1,077	160,390
Total noninterest expense	319,887	71,384	1,484	7,039	399,794
Income before income tax expense	145,289	30,027	16,164	15,294	206,774
Income tax expense	31,935	6,305	3,395	3,201	44,836
Net income	$113,354	$23,722	$12,769	$12,093	$161,938

	Six Months Ended June 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$472,530	$119,288	$33,374	$56,224	$681,416
Interest expense	96,816	75,413	20,381	35,154	227,764
Net interest income	375,714	43,875	12,993	21,070	453,652
Provision for credit losses	17,097	6,201	194	1,172	24,664
Noninterest income	57,999	72,455	2,447	33	132,934
Noninterest expense
Salaries and employee benefits	124,717	45,353	1,170	4,683	175,923
Occupancy and equipment	20,351	1,640	14	73	22,078
Data processing and communications expenses	27,216	2,688	97	220	30,221
Other expenses(1)	51,163	24,459	366	2,084	78,072
Total noninterest expense	223,447	74,140	1,647	7,060	306,294
Income before income tax expense	193,169	35,989	13,599	12,871	255,628
Income tax expense	44,821	7,558	2,856	2,624	57,859
Net income	$148,348	$28,431	$10,743	$10,247	$197,769
(1) Other expenses for each reportable segment include credit resolution-related expenses, advertising and marketing expenses, amortization of intangible assets, loan servicing expenses, litigation accrual and other miscellaneous expenses.

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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$1,484,123	$7,309	$7,442	$1,322,662	$7,401	$7,642
Risk participation agreement	25,897	—	4	26,030	—	16
Mortgage derivatives - interest rate lock commitments	230,773	3,253	—	201,806	3,365	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	1,059,049	—	483	1,288,637	—	2,758
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client derivatives and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three and six months ended June 30, 2026 and 2025.

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Interest rate contracts(1)	Other noninterest income	$124	$(109)	$108	$(243)
Risk participation agreement	Other noninterest income	7	(4)	12	(13)
Interest rate lock commitments	Mortgage banking activity	357	789	(112)	4,701
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	(8,009)	(4,368)	2,275	(13,030)
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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	June 30, 2026	December 31, 2025
Loan Servicing Rights
Residential mortgage	$125,938	$113,370
SBA	1,604	1,602
Total loan servicing rights	$127,542	$114,972

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

During the three and six months ended June 30, 2026, the Company recorded servicing fee income of $12.3 million and $24.3 million, respectively. During the three and six months ended June 30, 2025, the Company recorded servicing fee income of $12.7 million and $25.2 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Residential mortgage servicing rights	2026	2025	2026	2025
Beginning carrying value, net	$120,160	$116,584	$113,370	$112,514
Additions	8,891	12,791	18,843	20,108
Amortization	(3,113)	(3,353)	(6,275)	(6,600)
Ending carrying value, net	$125,938	$126,022	$125,938	$126,022

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	June 30, 2026	December 31, 2025
Residential mortgage servicing rights
Fair value of residential mortgage servicing rights	$165,143	$143,385
Unpaid principal balance of loans serviced for others	$9,481,412	$8,676,676
Composition of residential loans serviced for others:
FHLMC	25.37%	24.06%
FNMA	61.37%	63.31%
GNMA	13.26%	12.63%
Total	100.00%	100.00%
Weighted average term (months)	353	353
Weighted average age (months)	41	41
Modeled prepayment speed	6.87%	7.96%
Decline in fair value due to a 10% adverse change	$(4,726)	$(4,673)
Decline in fair value due to a 20% adverse change	$(9,361)	$(9,140)
Weighted average discount rate	9.49%	9.44%
Decline in fair value due to a 10% adverse change	$(6,562)	$(5,711)
Decline in fair value due to a 20% adverse change	$(12,946)	$(11,181)

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

During the three and six months ended June 30, 2026, the Company recorded servicing fee income of $363,000 and $767,000, respectively. During the three and six months ended June 30, 2025, the Company recorded servicing fee income of $530,000 and $989,000, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
SBA servicing rights	2026	2025	2026	2025
Beginning carrying value, net	$1,703	$2,927	$1,602	$2,926
Additions	41	129	209	286
Amortization	(140)	(270)	(207)	(426)
Ending carrying value, net	$1,604	$2,786	$1,604	$2,786

(dollars in thousands)	June 30, 2026	December 31, 2025
SBA servicing rights
Fair value of SBA servicing rights	$2,528	$2,425
Unpaid principal balance of loans serviced for others	$191,962	$190,377
Weighted average life (in years)	3.28	3.35
Modeled prepayment speed	17.41%	18.09%
Decline in fair value due to a 10% adverse change	$(144)	$(133)
Decline in fair value due to a 20% adverse change	$(274)	$(254)
Weighted average discount rate	10.24%	11.01%
Decline in fair value due to a 100 basis point adverse change	$(70)	$(63)
Decline in fair value due to a 200 basis point adverse change	$(136)	$(122)

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of June 30, 2026, as compared with December 31, 2025, and operating results for the three and six month periods ended June 30, 2026 and 2025. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2025 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $51.4 million, or $0.77 per diluted share, for the quarter ended June 30, 2026, compared with $109.8 million, or $1.60 per diluted share, for the same period in 2025. The Company’s return on average assets and average shareholders’ equity were 0.73% and 5.00%, respectively, in the second quarter of 2026, compared with 1.65% and 11.40%, respectively, in the second quarter of 2025. Results for the second quarter of 2026 include a litigation expense accrual of $82.5 million related to a jury verdict in an employment case in California, a $7.4 million gain on securities related to the conversion of Visa Class B-2 shares and related gain on sale and mark-to-market adjustments post-conversion and a gain on BOLI proceeds of $846,000. During the second quarter of 2025, the Company recorded a gain on sale of mortgage servicing rights of $356,000 and a $138,000 reduction in FDIC special assessment expense.

Below is additional information regarding the banking, retail mortgage, warehouse lending and premium finance divisions of the Company during the second quarter of 2026 and 2025, respectively:

	Three Months Ended June 30, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$256,966	$56,591	$21,314	$30,704	$365,575
Interest expense	41,666	40,747	12,489	18,189	113,091
Net interest income	215,300	15,844	8,825	12,515	252,484
Provision for credit losses	19,998	(3,346)	184	417	17,253
Noninterest income	40,569	32,151	794	18	73,532
Noninterest expense
Salaries and employee benefits	66,668	21,493	468	2,865	91,494
Occupancy and equipment	11,823	685	7	40	12,555
Data processing and communications expenses	14,041	1,302	59	169	15,571
Other expenses	110,933	11,587	184	390	123,094
Total noninterest expense	203,465	35,067	718	3,464	242,714
Income before income tax expense	32,406	16,274	8,717	8,652	66,049
Income tax expense	7,538	3,417	1,831	1,817	14,603
Net income	$24,868	$12,857	$6,886	$6,835	$51,446

	Three Months Ended June 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$239,211	$61,356	$18,174	$28,897	$347,638
Interest expense	47,710	39,325	11,083	17,707	115,825
Net interest income	191,501	22,031	7,091	11,190	231,813
Provision for credit losses	677	1,010	369	716	2,772
Noninterest income	29,275	37,726	1,893	17	68,911
Noninterest expense
Salaries and employee benefits	62,001	24,358	618	2,331	89,308
Occupancy and equipment	10,547	811	7	36	11,401
Data processing and communications expenses	13,825	1,391	59	91	15,366
Other expenses	25,478	12,496	96	1,115	39,185
Total noninterest expense	111,851	39,056	780	3,573	155,260
Income before income tax expense	108,248	19,691	7,835	6,918	142,692
Income tax expense	25,667	4,135	1,646	1,410	32,858
Net income	$82,581	$15,556	$6,189	$5,508	$109,834

Net Interest Income and Margin

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended June 30, 2026 and 2025. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$883,521	$8,270	3.75%	$951,851	$10,715	4.52%
Investment securities - taxable	2,703,887	30,217	4.48%	2,117,596	20,696	3.92%
Investment securities - nontaxable	44,914	485	4.33%	41,299	423	4.11%
Loans held for sale	629,469	9,478	6.04%	730,770	11,578	6.35%
Loans	21,947,729	318,079	5.81%	20,928,825	305,154	5.85%
Total interest-earning assets	26,209,520	366,529	5.61%	24,770,341	348,566	5.64%
Noninterest-earning assets	2,000,664			1,986,981
Total assets	$28,210,184			$26,757,322

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$4,212,047	$18,925	1.80%	$3,939,802	$18,144	1.85%
MMDA	7,072,892	47,070	2.67%	6,918,382	53,469	3.10%
Savings accounts	774,903	688	0.36%	766,331	826	0.43%
Retail CDs	2,250,844	18,531	3.30%	2,393,402	21,852	3.66%
Brokered CDs	1,420,811	13,781	3.89%	1,145,043	12,505	4.38%
Total interest-bearing deposits	15,731,497	98,995	2.52%	15,162,960	106,796	2.83%
Non-deposit funding
FHLB advances	1,171,702	11,182	3.83%	326,054	3,508	4.32%
Other borrowings	9,768	129	5.30%	193,492	2,499	5.18%
Subordinated deferrable interest debentures	135,037	2,785	8.27%	133,043	3,022	9.11%
Total non-deposit funding	1,316,507	14,096	4.29%	652,589	9,029	5.55%
Total interest-bearing liabilities	17,048,004	113,091	2.66%	15,815,549	115,825	2.94%
Demand deposits	6,695,490			6,766,557
Other liabilities	343,767			310,185
Shareholders’ equity	4,122,923			3,865,031
Total liabilities and shareholders’ equity	$28,210,184			$26,757,322
Interest rate spread			2.95%			2.70%
Net interest income		$253,438			$232,741
Net interest margin			3.88%			3.77%

On a tax-equivalent basis, net interest income for the second quarter of 2026 was $253.4 million, an increase of $20.7 million, or 8.89%, compared with $232.7 million reported in the same quarter in 2025. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest-earning assets increased $1.44 billion, or 5.81%, from $24.77 billion in the second quarter of 2025 to $26.21 billion for the second quarter of 2026. This growth in interest-earning assets resulted primarily from increased investment in our bond portfolio and organic loan growth, partially offset by a decrease in loans held for sale. The Company’s net interest margin during the second quarter of 2026 was 3.88%, up 11 basis points from 3.77% reported in the second quarter of 2025. Loan production amounted to $6.2 billion during the second quarter of 2026, with weighted average yields of 6.20%, compared with $5.7 billion and 6.76%, respectively, during the second quarter of 2025.

Total interest income, on a tax-equivalent basis, increased to $366.5 million during the second quarter of 2026, compared with $348.6 million in the same quarter of 2025.  Yields on earning assets decreased to 5.61% during the second quarter of 2026, compared with 5.64% reported in the second quarter of 2025. During the second quarter of 2026, loans comprised 86.1% of average earning assets, compared with 87.4% in the same quarter of 2025. Yields on loans decreased to 5.81% during the second quarter of 2026, compared with 5.85% in the second quarter of 2025. Yields on taxable investment securities increased to 4.48% in the second quarter of 2026, compared with 3.92% in the same period of 2025.

The yield on interest-bearing deposits decreased from 2.83% in the second quarter of 2025 to 2.52% in the second quarter of 2026. The yield on total interest-bearing liabilities decreased from 2.94% in the second quarter of 2025 to 2.66% in the second quarter of 2026. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 1.91% in the second quarter of 2026, compared with 2.06% during the second quarter of 2025. Deposit costs decreased from 1.95% in the second quarter of 2025 to 1.77% in the second quarter of 2026. Non-deposit funding costs decreased from 5.55% in the second quarter of 2025 to 4.29% in the second quarter of 2026.

Provision for Credit Losses

The Company’s provision for credit losses during the second quarter of 2026 amounted to $17.3 million, compared with $2.8 million in the second quarter of 2025. The provision for credit losses for the second quarter of 2026 was comprised of a provision of $15.9 million related to loans, $1.4 million related to unfunded commitments and negative $1,000 related to other credit losses, respectively, compared with $3.1 million related to loans, negative $335,000 related to unfunded commitments and negative $3,000 related to other credit losses for the second quarter of 2025. The increase in the provision for credit losses on loans is primarily attributable to the updated economic forecast, an increase in the office portfolio qualitative factor and organic loan growth. The increase in the provision for unfunded commitments primarily resulted from an increase in unfunded commitments. Non-performing assets as a percentage of total assets increased three basis points to 0.47% at June 30, 2026, compared with 0.44% at December 31, 2025. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $11.5 million, partially offset by a decrease in accruing loans delinquent 90 days or more of $128,000. The Company recognized net charge-offs on loans during the second quarter of 2026 of $11.1 million, or 0.20% of average loans on an annualized basis, compared with net charge-offs of $7.1 million, or 0.14%, in the second quarter of 2025. The Company’s total allowance for credit losses on loans at June 30, 2026 was $359.5 million, or 1.62% of total loans, compared with $348.1 million, or 1.62% of total loans, at December 31, 2025.

Noninterest Income

Total noninterest income for the second quarter of 2026 was $73.5 million, an increase of $4.6 million, or 6.7%, from the $68.9 million reported in the second quarter of 2025. Net gains on securities increased $7.4 million, primarily relating to the conversion of Visa Class B-2 shares during the quarter and related gain on sale and mark-to-market adjustments. Income from mortgage banking activities was $32.5 million in the second quarter of 2026, a decrease of $6.7 million, or 17.1%, from $39.2 million in the second quarter of 2025. Total production in the second quarter of 2026 amounted to $1.15 billion, compared with $1.27 billion in the same quarter of 2025, while gain on sale spread decreased to 2.04% in the second quarter of 2026, compared with 2.22% in the same quarter of 2025. The retail mortgage open pipeline finished the second quarter of 2026 at $609.3 million, compared with $632.7 million at March 31, 2026 and $719.1 million at the end of the second quarter of 2025.

Service charges on deposit accounts increased $551,000, or 4.1%, to $14.0 million in the second quarter of 2026, compared with $13.5 million in the second quarter of 2025. The increase in service charges on deposit accounts was primarily attributable to growth in deposits. Income from equipment finance activity increased $2.4 million, or 36.2%, to $8.9 million for the second quarter of 2026, compared with $6.6 million during the second quarter of 2025. The increase in equipment finance activity was primarily related to increased non-insurance charges. Other noninterest income increased $1.1 million, or 12.9%, to $9.6 million for the second quarter of 2026, compared with $8.5 million during the second quarter of 2025. The increase in other noninterest income was primarily attributable to increases in BOLI income, inclusive of gain on proceeds, of $1.1 million, and increases in derivative fee income of $308,000 and commercial interchange income of $304,000. These increases were partially offset by a decrease in gain on sale of SBA loans of $840,000.

Noninterest Expense

Total noninterest expense for the second quarter of 2026 increased $87.5 million, or 56.3%, to $242.7 million, compared with $155.3 million in the same quarter 2025. Salaries and employee benefits increased $2.2 million, or 2.4%, from $89.3 million in the second quarter of 2025 to $91.5 million in the second quarter of 2026, due primarily to increases in health insurance costs, annual merit increases, share-based compensation and 401(k) contributions, partially offset by decreases in employee incentives and mortgage commissions. Data processing and communication expenses increased $205,000, or 1.3%, to $15.6 million in the second quarter of 2026, compared with $15.4 million in the second quarter of 2025, with the increase primarily resulting from an increase in volume and continued technology investment. Advertising and marketing expense was $3.5 million in the second quarter of 2026, compared with $3.7 million in the second quarter of 2025. Amortization of intangible assets decreased $962,000, or 23.6%, from $4.1 million in the second quarter of 2025 to $3.1 million in the second quarter of 2026. This decrease was primarily related to a reduction in core deposit and customer relationship intangible amortization. Loan servicing expenses decreased $692,000, or 8.8%, from $7.9 million in the second quarter of 2025 to $7.2 million in the second quarter of 2026, primarily attributable to the sale of mortgage servicing rights throughout 2025, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. The Company's litigation accrual increased $82.4 million to $82.5 million, compared with $121,000 in the second quarter of the previous year, due primarily to an accrual of $82.5 million related to a jury verdict in an employment case in California.

Compared with the second quarter of 2025, legal and other professional fees and occupancy and equipment expenses increased $2.5 million and $1.2 million, respectively, while FDIC insurance and credit resolution expenses increased $538,000 and $141,000, respectively. Other noninterest expenses increased $282,000, or 1.8%, from $15.6 million in the second quarter of 2025 to $15.8 million in the second quarter of 2026.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the second quarter of 2026, the Company reported income tax expense of $14.6 million, compared with $32.9 million in the same period of 2025. The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was 22.1% and 23.0%, respectively. The decrease in the effective rate for the three months ended June 30, 2026 is primarily related to a decrease in state tax rates, net of federal benefit.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $161.9 million, or $2.40 per diluted share, for the six months ended June 30, 2026, compared with $197.8 million, or $2.87 per diluted share, for the same period in 2025. The Company’s return on average assets and average shareholders’ equity were 1.17% and 7.94%, respectively, in the six months ended June 30, 2026, compared with 1.51% and 10.41%, respectively, in the same period in 2025. Results for the first six months of 2026 include a litigation expense accrual of $82.5 million related to a jury verdict in an employment case in California, a $7.4 million gain on securities related to the conversion of Visa Class B-2 shares and related gain on sale and mark-to-market adjustments post-conversion and a gain on BOLI proceeds of $846,000. During the first six months of 2025, the Company recorded a gain on sale of mortgage servicing rights of $342,000, a $40,000 gain on securities, and an $11,000 gain on BOLI proceeds.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$506,226	$112,304	$39,159	$59,657	$717,346
Interest expense	82,559	79,632	22,740	35,495	220,426
Net interest income	423,667	32,672	16,419	24,162	496,920
Provision for loan losses	31,851	(272)	361	1,864	33,804
Noninterest income	73,360	68,467	1,590	35	143,452
Noninterest expense
Salaries and employee benefits	132,914	43,405	1,012	5,529	182,860
Occupancy and equipment	22,753	1,334	15	78	24,180
Data processing and communications expenses	29,389	2,526	94	355	32,364
Other expenses	134,831	24,119	363	1,077	160,390
Total noninterest expense	319,887	71,384	1,484	7,039	399,794
Income before income tax expense	145,289	30,027	16,164	15,294	206,774
Income tax expense	31,935	6,305	3,395	3,201	44,836
Net income	$113,354	$23,722	$12,769	$12,093	$161,938

	Six Months Ended June 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$472,530	$119,288	$33,374	$56,224	$681,416
Interest expense	96,816	75,413	20,381	35,154	227,764
Net interest income	375,714	43,875	12,993	21,070	453,652
Provision for loan losses	17,097	6,201	194	1,172	24,664
Noninterest income	57,999	72,455	2,447	33	132,934
Noninterest expense
Salaries and employee benefits	124,717	45,353	1,170	4,683	175,923
Occupancy and equipment	20,351	1,640	14	73	22,078
Data processing and communications expenses	27,216	2,688	97	220	30,221
Other expenses	51,163	24,459	366	2,084	78,072
Total noninterest expense	223,447	74,140	1,647	7,060	306,294
Income before income tax expense	193,169	35,989	13,599	12,871	255,628
Income tax expense	44,821	7,558	2,856	2,624	57,859
Net income	$148,348	$28,431	$10,743	$10,247	$197,769

Net Interest Income and Margin

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the six months ended June 30, 2026 and 2025. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$881,633	$16,310	3.73%	$965,930	$21,504	4.49%
Investment securities - taxable	2,618,751	55,691	4.29%	2,058,241	39,188	3.84%
Investment securities - nontaxable	45,077	958	4.29%	41,344	839	4.09%
Loans held for sale	623,035	18,478	5.98%	648,607	20,623	6.41%
Loans	21,770,247	627,811	5.82%	20,775,652	601,118	5.83%
Total interest-earning assets	25,938,743	719,248	5.59%	24,489,774	683,272	5.63%
Noninterest-earning assets	2,007,583			2,005,057
Total assets	$27,946,326			$26,494,831

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$4,203,754	$37,031	1.78%	$3,963,995	$36,450	1.85%
MMDA	7,131,112	93,807	2.65%	6,914,988	105,730	3.08%
Savings accounts	767,621	1,367	0.36%	766,738	1,656	0.44%
Retail CDs	2,259,840	37,489	3.35%	2,415,067	45,097	3.77%
Brokered CDs	1,321,548	25,528	3.90%	1,054,409	23,078	4.41%
Total interest-bearing deposits	15,683,875	195,222	2.51%	15,115,197	212,011	2.83%
Non-deposit funding
Securities sold under agreements to repurchase	1	—	—%	—	—	—%
FHLB advances	1,022,245	19,361	3.82%	238,283	4,870	4.12%
Other borrowings	9,833	288	5.91%	193,493	4,849	5.05%
Subordinated deferrable interest debentures	134,789	5,555	8.31%	132,795	6,034	9.16%
Total non-deposit funding	1,166,868	25,204	4.36%	564,571	15,753	5.63%
Total interest-bearing liabilities	16,850,743	220,426	2.64%	15,679,768	227,764	2.93%
Demand deposits	6,622,075			6,645,340
Other liabilities	358,164			337,948
Shareholders’ equity	4,115,344			3,831,775
Total liabilities and shareholders’ equity	$27,946,326			$26,494,831
Interest rate spread			2.95%			2.70%
Net interest income		$498,822			$455,508
Net interest margin			3.88%			3.75%

On a tax-equivalent basis, net interest income for the six months ended June 30, 2026 was $498.8 million, an increase of $43.3 million, or 9.51%, compared with $455.5 million reported in the same period of 2025. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest earning assets increased $1.45 billion, or 5.92%, from $24.49 billion in the first six months of 2025 to $25.94 billion for the first six months of 2026. This growth in interest-earning assets resulted primarily from increased investment in our bond portfolio and organic loan growth. The Company’s net interest margin during the first six months of 2026 was 3.88%, an increase of 13 basis points from 3.75% reported for the first six months of 2025. Loan production amounted to $11.8 billion during the first six months of 2026, with weighted average yields of 6.17%, compared with $9.8 billion and 6.80%, respectively, during the first six months of 2025.

Total interest income, on a tax-equivalent basis, increased to $719.2 million during the six months ended June 30, 2026, compared with $683.3 million in the same period of 2025. Yields on earning assets decreased to 5.59% during the first six months of 2026, compared with 5.63% reported in the same period of 2025. During the first six months of 2026, loans comprised 86.3% of average earning assets, compared with 87.5% in the same period of 2025. Yields on loans were relatively flat, decreasing to 5.82% during the six months ended June 30, 2026, compared with 5.83% in the same period of 2025. Yields on taxable investment securities increased to 4.29% during the six months ended June 30, 2026, compared with 3.84% in the same period of 2025.

The yield on total interest-bearing liabilities decreased from 2.93% during the six months ended June 30, 2025 to 2.64% in the same period of 2026. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 1.89% in the first six months of 2026, compared with 2.06% during the same period of 2025. Deposit costs decreased from 1.96% in the first six months of 2025 to 1.76% in the same period of 2026. Non-deposit funding costs decreased from 5.63% in the first six months of 2025 to 4.36% in the same period of 2026.

Provision for Credit Losses

The Company’s provision for credit losses during the six months ended June 30, 2026 amounted to $33.8 million, compared with $24.7 million in the six months ended June 30, 2025. This increase was primarily attributable to the updated economic forecast during the first six months of 2026, organic loan growth and a shift in the loan mix. The provision for credit losses for the first six months of 2026 was comprised of $33.8 million related to loans, $22,000 related to unfunded commitments and negative $7,000 related to other credit losses, compared with $19.6 million related to loans, $5.0 million related to unfunded commitments and negative $3,000 related to other credit losses for the same period in 2025. Non-performing assets as a percentage of total assets increased from 0.44% at December 31, 2025 to 0.47% at June 30, 2026. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $11.5 million, partially offset by a decrease in accruing loans delinquent 90 days or more of $128,000. Net charge-offs on loans during the first six months of 2026 were $22.4 million, or 0.21% of average loans on an annualized basis, compared with approximately $16.1 million, or 0.16%, in the first six months of 2025. The Company’s total allowance for credit losses on loans at June 30, 2026 was $359.5 million, or 1.62% of total loans, compared with $348.1 million, or 1.62% of total loans, at December 31, 2025.

Noninterest Income

Total noninterest income for the six months ended June 30, 2026 was $143.5 million, an increase of $10.5 million, or 7.9%, from the $132.9 million reported for the six months ended June 30, 2025. Net gains on securities increased to $7.4 million for the six months ended June 30, 2026, compared with a gain of $40,000 in the same period of 2025. This increase was primarily due to the conversion of Visa Class B-2 shares and related gain on sale and mark-to-market adjustments post-conversion in the second quarter of 2026. Income from mortgage banking activities decreased $4.9 million, or 6.6%, from $74.5 million in the first six months of 2025 to $69.5 million in the same period of 2026. Total production in the first six months of 2026 amounted to $2.24 billion, compared with $2.20 billion in the same period of 2025, while gain on sale spread decreased to 2.06% during the six months ended June 30, 2026, compared with 2.20% in the same period of 2025. The retail mortgage open pipeline was $609.3 million at June 30, 2026, compared with $701.9 million at December 31, 2025 and $719.1 million at June 30, 2025.

Service charges on deposit accounts increased $1.1 million, or 4.1%, to $27.7 million during the first six months of 2026, compared with $26.6 million in the same period of 2025, primarily due to growth in deposits. Income from equipment finance activity increased $4.8 million, or 35.9%, to $18.0 million during the first six months of 2026, compared with $13.3 million during the same period of 2025 primarily due to increased non-insurance charges. Other noninterest income increased $2.4 million, or 14.9%, to $18.7 million for the first six months of 2026, compared with $16.3 million during the same period of 2025. The increase in other noninterest income was primarily attributable to an increase in BOLI income, inclusive of gain on proceeds, of $1.4 million and increases in derivative fee income of $674,000 and commercial interchange income of $567,000. These increases were partially offset by a decrease in gain on sale of SBA loans of $537,000 and a decrease in gain on sale of mortgage servicing rights of $342,000.

Noninterest Expense

Total noninterest expenses for the six months ended June 30, 2026 increased $93.5 million, or 30.5%, to $399.8 million, compared with $306.3 million in the same period of 2025. Salaries and employee benefits increased $6.9 million, or 3.9%, from $175.9 million in the first six months of 2025 to $182.9 million in the same period of 2026, due primarily to health insurance costs, annual merit increases and share-based compensation, partially offset by a decrease in employee incentives. Occupancy and equipment expenses increased $2.1 million, or 9.5%, to $24.2 million in the first six months of 2026 from $22.1 million reported in the same period of 2025, primarily driven by increases in depreciation expense and building repairs and maintenance. Data processing and communications expenses increased $2.1 million, or 7.1%, to $32.4 million in the first six months of 2026, from $30.2 million reported in the same period of 2025, primarily due to increases in volume and continued technology investment. Advertising and marketing expense was $6.7 million for the first six months of 2026, relatively flat when compared with $6.6 million for the same period of 2025. Amortization of intangible assets decreased $1.7 million, or 20.4%, from $8.2 million in the first six months of 2025 to $6.5 million in the first six months of 2026. This decrease was primarily related to a reduction in core deposit intangible amortization. Loan servicing expenses decreased $1.1 million, or 7.2%, from $15.7 million in the first six months of 2025 to $14.6 million in the same period of 2026, primarily attributable to the sale of mortgage servicing rights throughout 2025, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. The Company's litigation accrual increased $81.4 million to $82.6 million in the first six months of 2026, compared with $1.2 million in the same period of 2025, due primarily to an accrual of $82.5 million related to a jury verdict in an employment case in California. Compared with the first six months of 2025, legal and other professional fees increased $3.8 million, primarily related to defense costs for the California employment case noted above.

Other noninterest expenses decreased $366,000, or 1.2%, from $30.9 million in the first six months of 2025 to $30.5 million in the same period of 2026, due primarily to decreases in deposit and debit card losses of $1.7 million, partially offset by an increase in tax and license expense of $1.2 million.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the six months ended June 30, 2026, the Company reported income tax expense of $44.8 million, compared with $57.9 million in the same period of 2025. The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 21.7% and 22.6%, respectively. The decrease in the effective tax rate is primarily a result of increased tax benefit related to share-based compensation and a reduction in state tax rates.

Financial Condition as of June 30, 2026

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

The following table is a summary of our investment portfolio at the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$584,558	$583,447	$653,888	$660,625
State, county and municipal securities	18,005	17,463	19,493	19,061
Corporate debt securities	2,894	2,452	6,395	5,875
SBA pool securities	11,146	10,519	12,795	12,208
Mortgage-backed securities	1,862,905	1,846,742	1,500,644	1,509,404
Total debt securities available-for-sale	$2,479,508	$2,460,623	$2,193,215	$2,207,173

Securities held-to-maturity
State, county and municipal securities	$33,284	$28,518	$33,414	$29,273
Mortgage-backed securities	174,871	164,475	169,828	160,600
Total debt securities held-to-maturity	$208,155	$192,993	$203,242	$189,873

The amounts of securities available-for-sale and held-to-maturity in each category as of June 30, 2026 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$174,785	4.01%	$1,009	3.80%	$500	5.31%
After one year through five years	358,910	3.57	9,665	4.06	492	4.68
After five years through ten years	49,752	4.36	6,789	3.94	—	—
After ten years	—	—	—	—	1,460	7.26
	$583,447	3.77%	$17,463	4.00%	$2,452	6.47%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$449	1.99%	$22,632	2.47%
After one year through five years	709	3.45	243,586	3.45
After five years through ten years	8,347	2.60	162,733	4.43
After ten years	1,014	4.85	1,417,791	4.55
	$10,519	2.84%	$1,846,742	4.37%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$4,551	0.83%
After one year through five years	—	—	59,221	3.50
After five years through ten years	1,272	4.12	63,994	3.20
After ten years	32,012	3.93	47,105	3.63
	$33,284	3.94%	$174,871	3.36%
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

Loans and Allowance for Credit Losses

At June 30, 2026, gross loans outstanding (including loans and loans held for sale) were $22.66 billion, an increase of $523.4 million from $22.14 billion at December 31, 2025. Loans increased $664.3 million, or 3.1%, from $21.51 billion at December 31, 2025 to $22.18 billion at June 30, 2026. Loans held for sale decreased from $623.2 million at December 31, 2025 to $482.2 million at June 30, 2026 primarily in our mortgage division.

At the end of the second quarter of 2026, the ACL on loans totaled $359.5 million, or 1.62% of loans, compared with $348.1 million, or 1.62% of loans, at December 31, 2025. Our nonaccrual loans increased from $109.1 million at December 31, 2025 to $120.5 million at June 30, 2026. For the first six months of 2026, our net charge-off ratio as a percentage of average loans increased to 0.21%, compared with 0.16% for the first six months of 2025. The total provision for credit losses for the first six months of 2026 was $33.8 million, compared with a provision of $24.7 million recorded for the first six months of 2025. Our ratio of total nonperforming assets to total assets increased three basis points from 0.44% at December 31, 2025 to 0.47% at June 30, 2026.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Balance of allowance for credit losses on loans at beginning of period	$348,141	$338,084
Provision charged to operating expense	33,789	19,629
Charge-offs:
Commercial and industrial	19,245	22,376
Consumer	8,857	1,853
Premium finance	4,315	5,048
Real estate – commercial and farmland	1,561	—
Real estate – residential	165	333
Total charge-offs	34,143	29,610

Recoveries:
Commercial and industrial	6,851	8,386
Consumer	899	546
Premium finance	3,829	4,333
Real estate – construction and development	2	9
Real estate – commercial and farmland	52	102
Real estate – residential	93	88
Total recoveries	11,726	13,464
Net charge-offs	22,417	16,146
Balance of allowance for credit losses on loans at end of period	$359,513	$341,567

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025
Allowance for credit losses on loans at end of period	$359,513	$341,567
Net charge-offs for the period	22,417	16,146
Loan balances:
End of period	22,177,865	21,041,497
Average for the period	21,770,247	20,775,652
Net charge-offs as a percentage of average loans (annualized)	0.21%	0.16%
Allowance for credit losses on loans as a percentage of end of period loans	1.62%	1.62%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$3,453,501	$3,288,505
Consumer	157,252	180,010
Mortgage warehouse	1,345,808	1,150,782
Municipal	415,396	434,234
Premium finance	1,534,445	1,306,267
Real estate – construction and development	1,702,983	1,469,250
Real estate – commercial and farmland	9,243,359	9,311,405
Real estate – residential	4,325,121	4,373,069
	$22,177,865	$21,513,522

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of June 30, 2026 and December 31, 2025 is below:

June 30, 2026 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$124,238	$—	$951	$125,189
Multifamily residential	2,009,863	—	—	2,009,863
Owner occupied CRE	1,865,477	9,296	20,390	1,895,163
Non-owner occupied CRE	5,155,722	33,243	24,179	5,213,144
Total real estate - commercial and farmland	$9,155,300	$42,539	$45,520	$9,243,359

December 31, 2025 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$125,224	$2,113	$2,153	$129,490
Multifamily residential	2,044,617	—	—	2,044,617
Owner occupied CRE	1,800,017	6,546	24,205	1,830,768
Non-owner occupied CRE	5,264,387	23,575	18,568	5,306,530
Total real estate - commercial and farmland	$9,234,245	$32,234	$44,926	$9,311,405

Investor CRE, which includes multifamily residential and non-owner occupied CRE loans, has several dynamics which individually, or in combination, pose potential challenges to the portfolio. These include levels of interest rates above those at origination for loan renewals and changes to occupancy rates as firms reevaluate space needs in light of factors such as the expansion of hybrid and remote work. The primary repayment source for these loans is cash flows from the securing property. The Company in the normal course performs periodic evaluations of its portfolio for continued soundness and appropriate risk ratings. These reviews include evaluation of current financials, stressed cash flows at increased interest rates and evaluation of property values at various occupancy levels and cap rates. The Company's Investor CRE portfolio continues to perform favorably with modest levels of past-due loans, such that past-due loans represented approximately one basis point of Investor CRE loans at June 30, 2026.

The Company's multifamily residential portfolio is diversified geographically with the majority residing within our five-state footprint. Below is a summary of the multifamily residential portfolio by significant metropolitan statistical areas (“MSAs”) or state as of June 30, 2026 and December 31, 2025:

June 30, 2026
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Multifamily residential	$439,584	$107,065	$205,056	$165,098	$212,226	$180,995

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Multifamily residential	$63,057	$135,142	$249,776	$37,753	$214,111	$2,009,863

December 31, 2025
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Multifamily residential	$344,769	$198,178	$204,877	$210,633	$213,281	$189,215

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Multifamily residential	$63,369	$124,759	$233,967	$52,989	$208,580	$2,044,617

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type and significant MSAs or state as of June 30, 2026 and December 31, 2025:

June 30, 2026
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Retail	$549,432	$196,281	$54,302	$237,615	$202,661	$215,818
Office	469,989	24,594	44,788	62,530	131,496	86,532
Warehouse / industrial	189,676	45,178	58,961	45,237	66,787	68,173
Hotel	43,697	36,251	35,192	83,545	35,225	71,452
Mini storage warehouse	43,592	33,515	9,527	27,325	38,758	33,742
Assisted living facilities	36,844	—	4,758	—	—	4,682
Miscellaneous	24,980	9,481	1,688	13,882	14,624	10,740
Total non-owner occupied CRE	$1,358,210	$345,300	$209,216	$470,134	$489,551	$491,139

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Retail	$77,726	$270,502	$236,027	$100,479	$186,404	$2,327,247
Office	65,941	112,716	92,106	4,051	19,776	1,114,519
Warehouse / industrial	61,867	115,651	77,319	570	233,911	963,330
Hotel	—	61,831	20,687	2,084	28,357	418,321
Mini storage warehouse	—	18,166	12,614	405	34,054	251,698
Assisted living facilities	—	406	—	—	309	46,999
Miscellaneous	3,080	4,693	7,214	—	648	91,030
Total non-owner occupied CRE	$208,614	$583,965	$445,967	$107,589	$503,459	$5,213,144

December 31, 2025
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Retail	$483,975	$197,111	$54,797	$241,206	$219,334	$239,543
Office	509,486	24,417	87,939	69,560	133,779	87,559
Warehouse / industrial	316,408	16,880	63,108	48,192	56,425	83,541
Hotel	45,870	22,632	22,328	85,053	42,735	72,979
Mini storage warehouse	44,718	33,832	2,030	27,886	39,343	33,872
Assisted living facilities	37,538	—	4,761	—	18	6,695
Miscellaneous	28,344	10,383	1,698	11,612	15,648	12,470
Total non-owner occupied CRE	$1,466,339	$305,255	$236,661	$483,509	$507,282	$536,659

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Retail	$108,550	$210,751	$218,101	$97,518	$183,152	$2,254,038
Office	64,662	115,476	95,186	4,115	65,644	1,257,823
Warehouse / industrial	51,969	87,403	77,754	8,105	187,806	997,591
Hotel	—	62,876	20,893	2,202	25,812	403,380
Mini storage warehouse	—	19,940	12,581	421	36,586	251,209
Assisted living facilities	—	422	—	—	312	49,746
Miscellaneous	3,120	992	7,798	—	678	92,743
Total non-owner occupied CRE	$228,301	$497,860	$432,313	$112,361	$499,990	$5,306,530

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

Nonaccrual loans totaled $120.5 million at June 30, 2026, an increase of $11.5 million, or 10.5%, from $109.1 million at December 31, 2025. Accruing loans delinquent 90 days or more totaled $8.4 million at June 30, 2026, a decrease of $128,000, or 1.5%, compared with $8.5 million at December 31, 2025. At June 30, 2026, OREO totaled $4.0 million, an increase of $1.1 million, or 38.6%, compared with $2.9 million at December 31, 2025. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the second quarter of 2026, total non-performing assets as a percent of total assets was up three basis points from 0.44% at December 31, 2025 to 0.47% at June 30, 2026.

Non-performing assets at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans(1)	$120,526	$109,058
Accruing loans delinquent 90 days or more	8,364	8,492
Repossessed assets	—	4
Other real estate owned	4,043	2,918
Total non-performing assets	$132,933	$120,472

(1) Included in nonaccrual loans were $33.7 million and $24.3 million of serviced GNMA-guaranteed nonaccrual loans at June 30, 2026 and December 31, 2025, respectively.

Commercial Lending Practices

The federal bank regulatory agencies previously issued interagency guidance on commercial real estate lending and prudent risk management practices. This guidance defines CRE loans as loans secured by raw land, land development and construction (including one-to-four family residential construction), multifamily property and nonfarm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property, excluding owner-occupied properties (loans for which 50% or more of the source of repayment is derived from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property) or the proceeds of the sale, refinancing or permanent financing of the property. Loans for owner-occupied CRE are generally excluded from the CRE guidance.

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

As of June 30, 2026, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. Some key risks associated with CRE lending are the following:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of June 30, 2026 and December 31, 2025. The loan categories and concentrations below are based on Federal Reserve Call codes:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,702,983	8%	$1,469,250	7%
Multifamily loans	2,009,863	9%	2,044,617	9%
Nonfarm nonresidential loans (excluding owner-occupied)	5,213,144	23%	5,306,530	25%
Total CRE Loans (excluding owner-occupied)	8,925,990	40%	8,820,397	41%
All other loan types	13,251,875	60%	12,693,125	59%
Total Loans	$22,177,865	100%	$21,513,522	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s Tier 1 capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of June 30, 2026 and December 31, 2025:

	Internal Limit	Actual
		June 30, 2026	December 31, 2025
Construction and development loans	100%	49%	43%
Total CRE loans (excluding owner-occupied)	300%	261%	262%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of IRLC instruments amounted to an asset of $3.3 million and $3.4 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, forward contracts were recorded as a liability of $483,000 and $2.8 million, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $7.3 million and $7.4 million at June 30, 2026 and December 31, 2025, respectively, and a liability of $7.4 million and $7.6 million at June 30, 2026 and December 31, 2025, respectively.

Deposits

Total deposits at the Company increased $211.6 million, or 0.9%, to $22.59 billion at June 30, 2026, compared with $22.38 billion at December 31, 2025. Noninterest-bearing deposits increased $356.7 million, or 5.6%, and interest-bearing deposits decreased $145.2 million, or 0.9%, during the first six months of 2026. At June 30, 2026, the Company had approximately $1.52 billion in short-term brokered CDs, compared with $1.20 billion at December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had estimated uninsured deposits of $10.34 billion and $10.67 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $3.20 billion, or 30.9%, of the uninsured deposits at June 30, 2026 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the most recent extension, which also included the increase in the size of the program to $200.0 million, being announced on October 20, 2025. As a result, the Company is currently authorized to engage in additional share repurchases up to $200.0 million through October 31, 2026. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2026, an aggregate of $134.6 million, or 1,740,798 shares of the Company's common stock, had been repurchased under the program's October 20, 2025 renewal.

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

As of June 30, 2026, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios for the Company and the Bank at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.25%	11.44%
Ameris Bank	11.41%	11.67%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	12.84%	13.17%
Ameris Bank	13.01%	13.43%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	12.84%	13.17%
Ameris Bank	13.01%	13.43%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	14.66%	15.01%
Ameris Bank	14.27%	14.69%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2026 and December 31, 2025, the net carrying value of the Company’s other borrowings was $1.25 billion and $558.0 million, respectively. At June 30, 2026, the Company had availability with the FHLB and FRB Discount Window of $2.46 billion and $2.37 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Investment securities available-for-sale to total deposits	10.89%	10.40%	9.86%	9.59%	8.53%
Loans (net of unearned income) to total deposits	98.19%	96.43%	96.15%	95.64%	95.94%
Interest-earning assets to total assets	92.71%	92.76%	92.56%	92.60%	92.29%
Interest-bearing deposits to total deposits	69.97%	70.19%	71.28%	69.60%	68.99%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2026 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $3.3 million and $3.4 million at June 30, 2026 and December 31, 2025, respectively, and a liability of $483,000 and $2.8 million at June 30, 2026 and December 31, 2025, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $7.3 million and $7.4 million at June 30, 2026 and December 31, 2025, respectively, and a liability of $7.4 million and $7.6 million at June 30, 2026 and December 31, 2025, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing July 1, 2026. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	5.1%	16.8%
300	4.0%	13.0%
200	2.8%	8.9%
100	1.4%	4.6%
(100)	(1.1)%	(4.9)%
(200)	(1.6)%	(9.9)%
(300)	(1.1)%	(14.8)%

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

During the quarter ended June 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
April 1, 2026 through April 30, 2026	—	$—	—	$84,346,160
May 1, 2026 through May 31, 2026	166,700	$83.85	166,700	$70,369,120
June 1, 2026 through June 30, 2026	59,900	$83.33	59,900	$65,377,839
Total	226,600	$83.71	226,600	$65,377,839
(1)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the most recent extension, which also included the increase in the size of the program to $200.0 million, being announced on October 20, 2025. As a result, the Company is currently authorized to engage in additional share repurchases totaling up to $200.0 million through October 31, 2026. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of June 30, 2026, an aggregate of $134.6 million, or 1,740,798 shares of the Company's common stock, had been repurchased under the program's October 20, 2025 renewal.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through June 18, 2026.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2026	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)