Form 10-Q
period 2026-09-30
Ameris Bancorp
filed 2026-11-06
CIK 351569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

 There were 67,011,589 shares of Common Stock outstanding as of November 2, 2026.

AMERIS BANCORP

Item 1. Financial Statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share data)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Cash and due from banks	$211,104	$253,807
Interest-bearing deposits in banks	926,066	835,113
Cash and cash equivalents	1,137,170	1,088,920

Debt securities available-for-sale, at fair value, net of allowance for credit losses of $67 and $75	2,477,536	2,207,173
Debt securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0 and $0 (fair value of $177,213 and $189,873)	201,808	203,242
Other investments	103,110	85,443
Loans held for sale, at fair value	398,514	623,152

Loans, net of unearned income	22,350,983	21,513,522
Allowance for credit losses	(362,308)	(348,141)
Loans, net	21,988,675	21,165,381

Other real estate owned, net	4,148	2,918
Premises and equipment, net	222,223	213,097
Goodwill	1,015,646	1,015,646
Other intangible assets, net	45,373	54,824
Cash value of bank owned life insurance	430,335	420,583
Other assets	525,157	435,500
Total assets	$28,549,695	$27,515,879

Liabilities
Deposits:
Noninterest-bearing	$6,695,113	$6,426,145
Interest-bearing	16,211,860	15,949,850
Total deposits	22,906,973	22,375,995
Other borrowings	928,008	558,039
Subordinated deferrable interest debentures	135,798	134,302
Other liabilities	454,661	371,515
Total liabilities	24,425,440	23,439,851

Commitments and Contingencies (Note 8)

Shareholders’ Equity
Preferred stock, stated value $1,000; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $1; 200,000,000 shares authorized; 73,267,216 and 72,898,342 shares issued, respectively	73,267	72,898
Capital surplus	1,982,500	1,971,131
Retained earnings	2,447,900	2,210,385
Accumulated other comprehensive income (loss), net of tax	(89,329)	8,312
Treasury stock, at cost, 6,158,727 and 4,876,026 shares, respectively	(290,083)	(186,698)
Total shareholders’ equity	4,124,255	4,076,028
Total liabilities and shareholders’ equity	$28,549,695	$27,515,879

 See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$334,538	$321,457	$979,126	$941,518
Interest on taxable securities	30,969	23,253	86,660	62,441
Interest on nontaxable securities	374	343	1,131	1,006
Interest on deposits in other banks	8,667	9,993	24,977	31,497
Total interest income	374,548	355,046	1,091,894	1,036,462

Interest expense
Interest on deposits	104,762	106,851	299,984	318,862
Interest on other borrowings	12,108	10,231	37,312	25,984
Total interest expense	116,870	117,082	337,296	344,846

Net interest income	257,678	237,964	754,598	691,616
Provision for loan losses	13,306	11,176	47,095	30,805
Provision for unfunded commitments	(727)	11,446	(705)	16,484
Provision for other credit losses	(1)	8	(8)	5
Provision for credit losses	12,578	22,630	46,382	47,294
Net interest income after provision for credit losses	245,100	215,334	708,216	644,322

Noninterest income
Service charges on deposit accounts	14,072	13,931	41,795	40,557
Mortgage banking activity	29,226	40,666	98,760	115,141
Other service charges, commissions and fees	1,046	1,124	3,138	3,391
Net gain on securities	230	1,581	7,622	1,621
Equipment finance activity	10,353	8,858	28,387	22,128
Other noninterest income	9,240	10,114	27,917	26,370
Total noninterest income	64,167	76,274	207,619	209,208

Noninterest expense
Salaries and employee benefits	90,330	90,948	273,190	266,871
Occupancy and equipment	12,573	11,524	36,753	33,602
Advertising and marketing	3,211	3,377	9,959	10,005
Amortization of intangible assets	2,944	3,879	9,451	12,058
Data processing and communications expenses	17,096	16,058	49,460	46,279
Legal and other professional fees	5,290	4,510	17,187	12,592
Credit resolution-related expenses	179	770	1,486	2,192
FDIC insurance	3,560	2,552	9,785	8,540
Loan servicing expense	7,080	8,142	21,665	23,862
Litigation accrual	2,259	—	84,884	1,191
Other noninterest expenses	14,226	12,806	44,722	43,668
Total noninterest expense	158,748	154,566	558,542	460,860

Income before income tax expense	150,519	137,042	357,293	392,670
Income tax expense	34,426	31,013	79,262	88,872
Net income	116,093	106,029	278,031	303,798

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period on debt securities available-for-sale, net of tax expense (benefit) of $(23,561), $3,988, $(31,576) and $11,600	(72,821)	12,145	(97,594)	35,378
Reclassification adjustment for gains on debt securities included in earnings, net of tax expense of $—, $28, $15, and $28	—	(88)	(47)	(88)
Total other comprehensive income (loss)	(72,821)	12,057	(97,641)	35,290
Comprehensive income	$43,272	$118,086	$180,390	$339,088

Basic earnings per common share	$1.74	$1.55	$4.15	$4.43
Diluted earnings per common share	$1.73	$1.54	$4.13	$4.41
Weighted average common shares outstanding
Basic	66,775,293	68,401,737	67,063,755	68,592,529
Diluted	67,024,653	68,665,669	67,293,307	68,830,787
See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30, 2026

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2026	73,264,873	$73,265	$1,978,573	$2,345,292	$(16,508)	6,158,286	$(290,045)	$4,090,577
Issuance of restricted shares	4,963	4	(4)	—	—	—	—	—
Forfeitures of restricted shares	(2,620)	(2)	(48)	—	—	—	—	(50)
Share-based compensation	—	—	3,979	—	—	—	—	3,979
Purchase of treasury shares	—	—	—	—	—	441	(38)	(38)
Net income	—	—	—	116,093	—	—	—	116,093
Dividends on common shares ($0.20 per share)	—	—	—	(13,485)	—	—	—	(13,485)
Other comprehensive loss during the period	—	—	—	—	(72,821)	—	—	(72,821)
Balance, September 30, 2026	73,267,216	$73,267	$1,982,500	$2,447,900	$(89,329)	6,158,727	$(290,083)	$4,124,255

	Nine Months Ended September 30, 2026

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2025	72,898,342	$72,898	$1,971,131	$2,210,385	$8,312	4,876,026	$(186,698)	$4,076,028
Issuance of restricted shares	216,468	216	(216)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	161,712	162	(162)	—	—	—	—	—
Forfeitures of restricted shares	(9,306)	(9)	(133)	—	—	—	—	(142)
Share-based compensation	—	—	11,880	—	—	—	—	11,880
Purchase of treasury shares	—	—	—	—	—	1,282,701	(103,385)	(103,385)
Net income	—	—	—	278,031	—	—	—	278,031
Dividends on common shares ($0.60 per share)	—	—	—	(40,516)	—	—	—	(40,516)
Other comprehensive loss during the period	—	—	—	—	(97,641)	—	—	(97,641)
Balance, September 30, 2026	73,267,216	$73,267	$1,982,500	$2,447,900	$(89,329)	6,158,727	$(290,083)	$4,124,255

	Three Months Ended September 30, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, June 30, 2025	72,897,371	$72,897	$1,964,896	$2,023,493	$(6,886)	4,186,328	$(136,722)	$3,917,678
Issuance of restricted shares	2,599	3	(3)	—	—	—	—	—
Share-based compensation	—	—	3,231	—	—	—	—	3,231
Purchase of treasury shares	—	—	—	—	—	125,900	(8,484)	(8,484)
Net income	—	—	—	106,029	—	—	—	106,029
Dividends on common shares ($0.20 per share)	—	—	—	(13,810)	—	—	—	(13,810)
Other comprehensive income during the period	—	—	—	—	12,057	—	—	12,057
Balance, September 30, 2025	72,899,970	$72,900	$1,968,124	$2,115,712	$5,171	4,312,228	$(145,206)	$4,016,701

	Nine Months Ended September 30, 2025

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2024	72,699,245	$72,699	$1,958,642	$1,853,428	$(30,119)	3,630,636	$(103,128)	$3,751,522
Issuance of restricted shares	91,440	91	(91)	—	—	—	—	—
Issuance of common shares pursuant to PSU agreements	122,904	123	(123)	—	—	—	—	—
Forfeitures of restricted shares	(13,619)	(13)	(404)	—	—	—	—	(417)
Share-based compensation	—	—	10,100	—	—	—	—	10,100
Purchase of treasury shares	—	—	—	—	—	681,592	(42,078)	(42,078)
Net income	—	—	—	303,798	—	—	—	303,798
Dividends on common shares ($0.60 per share)	—	—	—	(41,514)	—	—	—	(41,514)
Other comprehensive income during the period	—	—	—	—	35,290	—	—	35,290
Balance, September 30, 2025	72,899,970	$72,900	$1,968,124	$2,115,712	$5,171	4,312,228	$(145,206)	$4,016,701

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$278,031	$303,798
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	14,531	23,345
Net gains on sale or disposal of premises and equipment	(24)	(53)
Provision for credit losses	46,382	47,294
Net write-downs and (gains) losses on sale of other real estate owned	(493)	119
Share-based compensation expense	11,738	9,683
Amortization of operating lease right of use assets	6,705	6,775
Provision for deferred taxes	(20,244)	(8,903)
Net gain on securities	(7,622)	(1,621)
Originations of mortgage loans held for sale	(2,811,503)	(3,113,852)
Payments received on mortgage loans held for sale	23,542	23,373
Proceeds from sales of mortgage loans held for sale	2,984,019	3,057,385
Net gains on mortgage loans held for sale	(13,347)	(36,194)
Originations of SBA loans held for sale	(14,216)	(28,627)
Proceeds from sales of SBA loans held for sale	15,360	25,680
Net gains on sale of SBA loans held for sale	(1,144)	(1,790)
Increase in cash surrender value of bank owned life insurance	(11,177)	(10,193)
Gain on bank owned life insurance proceeds	(1,524)	(401)
Gain on sale of mortgage servicing rights	—	(467)
Gain on debt redemption	—	(572)
Change attributable to other operating activities	57,628	(11,635)
Net cash provided by operating activities	556,642	283,144

Investing Activities
Purchases of debt securities available-for-sale	(841,708)	(811,625)
Purchases of debt securities held-to-maturity	(11,715)	(41,048)
Proceeds from maturities and paydowns of debt securities available-for-sale	365,219	378,182
Proceeds from sales of debt securities available-for-sale	86,167	45,039
Proceeds from maturities and paydowns of debt securities held-to-maturity	13,352	3,318
Net increase in other investments	(10,424)	(4,172)
Net increase in loans	(849,462)	(570,728)
Purchases of premises and equipment	(22,660)	(14,735)
Proceeds from sale of premises and equipment	39	172
Proceeds from sales of other real estate owned	2,945	6,822
Proceeds from sale of mortgage servicing rights	—	23,728
Proceeds from bank owned life insurance	2,949	56,899
Net cash used in investing activities	(1,265,298)	(928,148)

		(Continued)

AMERIS BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Financing Activities
Net increase in deposits	$530,978	$505,630
Proceeds from other borrowings	11,270,000	5,145,000
Repayment of other borrowings	(10,900,017)	(5,099,179)
Dividends paid - common stock	(40,805)	(41,580)
Purchase of treasury shares	(103,250)	(42,080)
Net cash provided by financing activities	756,906	467,791

Net increase (decrease) in cash and cash equivalents	48,250	(177,213)
Cash and cash equivalents at beginning of period	1,088,920	1,220,377
Cash and cash equivalents at end of period	$1,137,170	$1,043,164

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$331,202	$347,014
Income taxes	108,221	120,410
Loans transferred to other real estate owned	3,682	7,645
Loans transferred from loans held for sale to loans held for investment	41,297	13,897
Loans transferred from loans held for investment to loans held for sale	—	15,409
Right-of-use assets obtained in exchange for new operating lease liabilities	3,660	3,398
Security purchases settled in a subsequent period	—	19,805

		(Concluded)

See notes to unaudited consolidated financial statements.

AMERIS BANCORP AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2026

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Nature of Business

Ameris Bancorp (the “Company” or “Ameris”) is a financial holding company headquartered in Atlanta, Georgia. Ameris conducts substantially all of its operations through its wholly owned banking subsidiary, Ameris Bank (the “Bank”). At September 30, 2026, the Bank operated 163 branches in select markets in Georgia, Alabama, Florida, North Carolina and South Carolina. The Bank provides a full range of traditional banking and lending products, treasury and cash management, insurance premium financing, and mortgage and refinancing services.

Basis of Presentation

The accompanying unaudited consolidated financial statements for Ameris have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited but reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities available-for-sale	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
U.S. Treasuries	$435,007	$—	$—	$(10,464)	$424,543
State, county and municipal securities	17,753	—	—	(925)	16,828
Corporate debt securities	2,395	(67)	—	(397)	1,931
SBA pool securities	10,082	—	—	(786)	9,296
Mortgage-backed securities	2,127,565	—	969	(103,596)	2,024,938
Total debt securities available-for-sale	$2,592,802	$(67)	$969	$(116,168)	$2,477,536

December 31, 2025
U.S. Treasuries	$653,888	$—	$7,578	$(841)	$660,625
State, county and municipal securities	19,493	—	6	(438)	19,061
Corporate debt securities	6,395	(75)	9	(454)	5,875
SBA pool securities	12,795	—	—	(587)	12,208
Mortgage-backed securities	1,500,644	—	22,594	(13,834)	1,509,404
Total debt securities available-for-sale	$2,193,215	$(75)	$30,187	$(16,154)	$2,207,173

The amortized cost and estimated fair value of securities held-to-maturity along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands) Securities held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
State, county and municipal securities	$33,221	$—	$(8,690)	$24,531
Mortgage-backed securities	168,587	—	(15,905)	152,682
Total debt securities held-to-maturity	$201,808	$—	$(24,595)	$177,213

December 31, 2025
State, county and municipal securities	$33,414	$4	$(4,145)	$29,273
Mortgage-backed securities	169,828	534	(9,762)	160,600
Total debt securities held-to-maturity	$203,242	$538	$(13,907)	$189,873

The amortized cost and estimated fair value of debt securities available-for-sale and held-to-maturity as of September 30, 2026, by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying these securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$55,332	$55,212	$—	$—
Due from one year to five years	341,868	332,952	—	—
Due from five to ten years	65,267	62,130	1,268	1,176
Due after ten years	2,770	2,304	31,953	23,355
Mortgage-backed securities	2,127,565	2,024,938	168,587	152,682
	$2,592,802	$2,477,536	$201,808	$177,213

Securities with a carrying value of approximately $641.3 million and $512.0 million at September 30, 2026 and December 31, 2025, respectively, serve as collateral to secure public deposits and for other purposes required or permitted by law.

The following table shows the gross unrealized losses and estimated fair value of available-for-sale securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities available-for-sale	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2026
U.S. Treasuries	$424,543	$(10,464)	$—	$—	$424,543	$(10,464)
State, county and municipal securities	4,490	(54)	10,339	(871)	14,829	(925)
Corporate debt securities	851	(44)	1,080	(353)	1,931	(397)
SBA pool securities	—	—	9,227	(786)	9,227	(786)
Mortgage-backed securities	1,600,990	(84,253)	333,767	(19,343)	1,934,757	(103,596)
Total debt securities available-for-sale	$2,030,874	$(94,815)	$354,413	$(21,353)	$2,385,287	$(116,168)

December 31, 2025
U.S. Treasuries	$—	$—	$56,606	$(841)	$56,606	$(841)
State, county and municipal securities	—	—	12,803	(438)	12,803	(438)
Corporate debt securities	1,050	(375)	2,421	(79)	3,471	(454)
SBA pool securities	—	—	12,076	(587)	12,076	(587)
Mortgage-backed securities	100,144	(3,061)	390,234	(10,773)	490,378	(13,834)
Total debt securities available-for-sale	$101,194	$(3,436)	$474,140	$(12,718)	$575,334	$(16,154)

As of September 30, 2026, the Company’s available-for-sale security portfolio consisted of 401 securities, 377 of which were in an unrealized loss position. At September 30, 2026, the Company held 318 mortgage-backed securities that were in an unrealized loss position, all of which were issued by U.S. government-sponsored entities and agencies. At September 30, 2026, the Company held 25 U.S. Small Business Administration (“SBA”) pool securities, 14 state, county and municipal securities, four corporate securities, and 16 U.S. Treasury securities that were in an unrealized loss position.

The following table shows the gross unrealized losses and estimated fair value of held-to-maturity securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands) Securities held-to-maturity	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2026
State, county and municipal securities	$8,351	$(1,188)	$16,180	$(7,502)	$24,531	$(8,690)
Mortgage-backed securities	83,299	(3,714)	69,383	(12,191)	152,682	(15,905)
Total debt securities held-to-maturity	$91,650	$(4,902)	$85,563	$(19,693)	$177,213	$(24,595)

December 31, 2025
State, county and municipal securities	$—	$—	$27,990	$(4,145)	$27,990	$(4,145)
Mortgage-backed securities	19,344	(152)	83,035	(9,610)	102,379	(9,762)
Total debt securities held-to-maturity	$19,344	$(152)	$111,025	$(13,755)	$130,369	$(13,907)

As of September 30, 2026, the Company’s held-to-maturity security portfolio consisted of 64 securities, all of which were in an unrealized loss position. At September 30, 2026, the Company held 56 mortgage-backed securities and eight state, county and municipal securities that were in an unrealized loss position.

At September 30, 2026 and December 31, 2025, all of the Company’s mortgage-backed securities were obligations of government-sponsored agencies.

Management and the Company’s Asset and Liability Committee (the “ALCO Committee”) evaluate available-for-sale securities in an unrealized loss position on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine if credit-related impairment exists. Management first evaluates whether they intend to sell or more likely than not will be required to sell an impaired security before recovering its amortized cost basis. If either criteria is met, the entire amount of unrealized loss is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. If either of the above criteria is not met, management evaluates whether the decline in fair value is attributable to credit or resulted from other factors. The Company does not intend to sell these available-for-sale investment securities at an unrealized loss position at September 30, 2026, and it is more likely than not that the Company will not be required to sell these securities prior to recovery or maturity. Based on the results of management's review, at September 30, 2026, management determined that $67,000 was attributable to credit impairment and an allowance for credit losses was recorded. The remaining $116.2 million in unrealized loss was determined to be from factors other than credit.

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Allowance for credit losses	2026	2025	2026	2025
Beginning balance	$68	$66	$75	$69
Provision for other credit losses	(1)	8	(8)	5
Ending balance	$67	$74	$67	$74

The Company's held-to-maturity securities have no expected credit losses, and no related allowance for credit losses has been established.

The following table is a summary of sales activities in the Company's debt securities available for sale for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Gross gains on sales of securities available for sale	$—	$116	$246	$116
Gross losses on sales of securities available for sale	—	—	(184)	—
Net realized gains on sales of securities available for sale	$—	$116	$62	$116

Sales proceeds	$—	$45,039	$86,167	$45,039

Total net gain on securities reported on the consolidated statements of income and comprehensive income is comprised of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net realized gains on sales of securities available-for-sale	$—	$116	$62	$116
Net realized gains on equity securities	5,255	—	7,622	—
Unrealized holding gains (losses) on equity securities	(5,026)	(119)	(105)	(79)
Net realized gains on sales of other investments	1	1,584	43	1,584
Net gain on securities	$230	$1,581	$7,622	$1,621

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$3,485,369	$3,288,505
Consumer	143,897	180,010
Mortgage warehouse	1,300,152	1,150,782
Municipal	404,109	434,234
Premium finance	1,700,913	1,306,267
Real estate – construction and development	1,781,330	1,469,250
Real estate – commercial and farmland	9,090,511	9,311,405
Real estate – residential	4,444,702	4,373,069
Loans, net of unearned income	$22,350,983	$21,513,522

Accrued interest receivable on loans totaling $81.3 million and $80.0 million at September 30, 2026 and December 31, 2025, respectively, is reported in other assets on the consolidated balance sheets. The Company had no recorded allowance for credit losses related to accrued interest on loans at both September 30, 2026 and December 31, 2025.

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

The following table presents an analysis of loans accounted for on a nonaccrual basis:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$10,629	$17,536
Consumer	712	703
Real estate – construction and development	18,434	1,264
Real estate – commercial and farmland	6,292	6,456
Real estate – residential(1)	105,135	83,099
	$141,202	$109,058
(1) Included in real estate - residential were $38.8 million and $24.3 million of serviced GNMA-guaranteed nonaccrual loans at September 30, 2026 and December 31, 2025, respectively.

Interest income recognized on nonaccrual loans during the nine months ended September 30, 2026 and 2025 was not material.

The following table presents an analysis of nonaccrual loans with no related allowance for credit losses:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$3,498	$4,884
Real estate – construction and development	17,626	644
Real estate – commercial and farmland	5,034	4,118
Real estate – residential	59,623	43,334
	$85,781	$52,980

The following table presents an analysis of past-due loans as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Loans Past Due	Current Loans	Total Loans	Loans 90 Days or More Past Due and Still Accruing
September 30, 2026
Commercial and industrial	$5,717	$4,486	$7,746	$17,949	$3,467,420	$3,485,369	$631
Consumer	1,518	1,008	267	2,793	141,104	143,897	—
Mortgage warehouse	—	—	—	—	1,300,152	1,300,152	—
Municipal	—	—	—	—	404,109	404,109	—
Premium finance	10,499	6,736	7,859	25,094	1,675,819	1,700,913	7,859
Real estate – construction and development	1,128	1,622	18,005	20,755	1,760,575	1,781,330	—
Real estate – commercial and farmland	1,876	1,814	3,836	7,526	9,082,985	9,090,511	—
Real estate – residential	44,664	18,526	95,703	158,893	4,285,809	4,444,702	115
Total	$65,402	$34,192	$133,416	$233,010	$22,117,973	$22,350,983	$8,605

December 31, 2025
Commercial and industrial	$8,890	$5,938	$8,470	$23,298	$3,265,207	$3,288,505	$—
Consumer	3,655	2,199	198	6,052	173,958	180,010	—
Mortgage warehouse	—	—	—	—	1,150,782	1,150,782	—
Municipal	—	—	—	—	434,234	434,234	—
Premium finance	13,463	6,961	8,492	28,916	1,277,351	1,306,267	8,492
Real estate – construction and development	2,238	349	938	3,525	1,465,725	1,469,250	—
Real estate – commercial and farmland	1,707	16	5,770	7,493	9,303,912	9,311,405	—
Real estate – residential	42,310	17,680	79,502	139,492	4,233,577	4,373,069	—
Total	$72,263	$33,143	$103,370	$208,776	$21,304,746	$21,513,522	$8,492

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

The following table presents an analysis of individually evaluated collateral-dependent financial assets and related allowance for credit losses:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Allowance for Credit Losses	Balance	Allowance for Credit Losses
Commercial and industrial	$4,871	$1,191	$12,057	$1,866
Premium finance	1,157	—	1,296	1
Real estate – construction and development	18,044	98	902	42
Real estate – commercial and farmland	5,479	77	5,084	378
Real estate – residential	25,624	3,015	22,494	2,857
	$55,175	$4,381	$41,833	$5,144

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

The following tables present the loan portfolio's amortized cost by class of financing receivable, risk grade and year of origination (in thousands) as of September 30, 2026 and December 31, 2025. Generally, current period renewals of credit are underwritten again at the point of renewal and considered current period originations for purposes of the tables below. The Company had an immaterial amount of revolving loans which converted to term loans and the amortized cost basis of those loans is included in the applicable origination year. There were no loans risk graded doubtful or loss at September 30, 2026 or December 31, 2025.

As of September 30, 2026	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2026	2025	2024	2023	2022	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$749,280	$698,416	$503,615	$295,453	$340,940	$169,901	$696,578	$3,454,183
Special mention	3,120	639	929	132	—	226	541	5,587
Substandard	756	6,932	2,092	2,683	668	3,393	9,075	25,599
Total commercial and industrial	$753,156	$705,987	$506,636	$298,268	$341,608	$173,520	$706,194	$3,485,369
Current-period gross charge offs	$746	$5,508	$9,397	$6,482	$4,172	$1,281	$237	$27,823
Consumer
Risk Grade:
Pass	$16,288	$20,641	$7,943	$5,540	$2,057	$22,076	$68,314	$142,859
Special mention	—	—	1	—	—	12	—	13
Substandard	44	355	150	35	37	334	70	1,025
Total consumer	$16,332	$20,996	$8,094	$5,575	$2,094	$22,422	$68,384	$143,897
Current-period gross charge offs	$5	$10,877	$2,287	$200	$130	$991	$234	$14,724
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,300,152	$1,300,152
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,300,152	$1,300,152
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$12,517	$25,179	$28,871	$8,445	$41,577	$286,701	$819	$404,109
Total municipal	$12,517	$25,179	$28,871	$8,445	$41,577	$286,701	$819	$404,109
Current-period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,648,261	$40,299	$4,494	$—	$—	$—	$—	$1,693,054
Substandard	4,884	2,975	—	—	—	—	—	7,859
Total premium finance	$1,653,145	$43,274	$4,494	$—	$—	$—	$—	$1,700,913
Current-period gross charge offs	$359	$5,479	$393	$—	$—	$—	$—	$6,231

As of September 30, 2026	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2026	2025	2024	2023	2022	Prior		Total

Real Estate – Construction and Development
Risk Grade:
Pass	$525,385	$631,026	$281,901	$14,495	$100,590	$95,959	$108,353	$1,757,709
Special mention	—	958	1,045	30	—	303	—	2,336
Substandard	—	612	17,676	74	1,108	1,815	—	21,285
Total real estate – construction and development	$525,385	$632,596	$300,622	$14,599	$101,698	$98,077	$108,353	$1,781,330
Current-period gross charge offs	$—	$—	$—	$—	$—	$294	$—	$294
Real Estate – Commercial and Farmland
Risk Grade:
Pass	$881,370	$1,279,624	$418,789	$390,968	$2,376,840	$3,515,940	$110,002	$8,973,533
Special mention	—	187	53	1,220	40,454	44,566	746	87,226
Substandard	—	—	717	1,362	22,336	4,791	546	29,752
Total real estate – commercial and farmland	$881,370	$1,279,811	$419,559	$393,550	$2,439,630	$3,565,297	$111,294	$9,090,511
Current-period gross charge offs	$—	$1,529	$—	$—	$35	$42	$77	$1,683
Real Estate - Residential
Risk Grade:
Pass	$448,593	$192,956	$134,322	$462,840	$1,050,712	$1,678,295	$362,842	$4,330,560
Special mention	—	—	115	—	—	1,223	618	1,956
Substandard	869	16,151	20,766	9,984	19,308	37,412	7,696	112,186
Total real estate - residential	$449,462	$209,107	$155,203	$472,824	$1,070,020	$1,716,930	$371,156	$4,444,702
Current-period gross charge offs	$—	$—	$37	$54	$99	$7	$16	$213
Total Loans
Risk Grade:
Pass	$4,281,694	$2,888,141	$1,379,935	$1,177,741	$3,912,716	$5,768,872	$2,647,060	$22,056,159
Special mention	3,120	1,784	2,143	1,382	40,454	46,330	1,905	97,118
Substandard	6,553	27,025	41,401	14,138	43,457	47,745	17,387	197,706
Total loans	$4,291,367	$2,916,950	$1,423,479	$1,193,261	$3,996,627	$5,862,947	$2,666,352	$22,350,983
Total current-period gross charge offs	$1,110	$23,393	$12,114	$6,736	$4,436	$2,615	$564	$50,968

As of December 31, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Commercial and Industrial
Risk Grade:
Pass	$934,457	$644,695	$403,869	$375,741	$151,316	$74,208	$679,681	$3,263,967
Special mention	957	470	19	835	1,143	1,294	384	5,102
Substandard	1,191	4,406	5,273	1,673	2,843	2,786	1,264	19,436
Total commercial and industrial	$936,605	$649,571	$409,161	$378,249	$155,302	$78,288	$681,329	$3,288,505
YTD September 30, 2025 gross charge-offs	$581	$7,116	$9,650	$10,872	$3,267	$882	$—	$32,368
Consumer
Risk Grade:
Pass	$58,282	$12,126	$9,095	$3,652	$908	$28,711	$66,097	$178,871
Special mention	—	14	—	9	—	19	—	42
Substandard	116	192	153	50	19	510	57	1,097
Total consumer	$58,398	$12,332	$9,248	$3,711	$927	$29,240	$66,154	$180,010
YTD September 30, 2025 gross charge-offs	$93	$585	$302	$298	$47	$1,248	$—	$2,573
Mortgage Warehouse
Risk Grade:
Pass	$—	$—	$—	$—	$—	$—	$1,150,782	$1,150,782
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$1,150,782	$1,150,782
YTD September 30, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Municipal
Risk Grade:
Pass	$26,343	$30,899	$8,708	$42,797	$34,928	$289,740	$819	$434,234
Total municipal	$26,343	$30,899	$8,708	$42,797	$34,928	$289,740	$819	$434,234
YTD September 30, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Premium Finance
Risk Grade:
Pass	$1,278,242	$19,305	$227	$—	$—	$—	$—	$1,297,774
Substandard	7,945	548	—	—	—	—	—	8,493
Total premium finance	$1,286,187	$19,853	$227	$—	$—	$—	$—	$1,306,267
YTD September 30, 2025 gross charge-offs	$666	$6,144	$207	$1	$—	$—	$—	$7,018
Real Estate – Construction and Development
Risk Grade:
Pass	$639,978	$384,683	$38,088	$183,595	$97,961	$42,251	$78,824	$1,465,380
Special mention	—	—	—	150	—	240	—	390
Substandard	—	584	103	512	335	1,946	—	3,480
Total real estate – construction and development	$639,978	$385,267	$38,191	$184,257	$98,296	$44,437	$78,824	$1,469,250
YTD September 30, 2025 gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2025	Term Loans by Origination Year						Revolving Loans Amortized Cost Basis
	2025	2024	2023	2022	2021	Prior		Total

Real Estate – Commercial and Farmland
Risk Grade:
Pass	$1,344,318	$324,535	$437,240	$2,731,134	$1,974,974	$2,321,409	$100,635	$9,234,245
Special mention	—	—	—	7,972	15,851	8,411	—	32,234
Substandard	9,000	344	1,355	17,292	1,725	15,110	100	44,926
Total real estate – commercial and farmland	$1,353,318	$324,879	$438,595	$2,756,398	$1,992,550	$2,344,930	$100,735	$9,311,405
YTD September 30, 2025 gross charge-offs	$—	$—	$—	$—	$—	$692	$—	$692
Real Estate - Residential
Risk Grade:
Pass	$229,509	$156,412	$537,032	$1,159,471	$965,202	$889,948	$342,918	$4,280,492
Special mention	—	—	—	47	28	1,113	753	1,941
Substandard	4,908	8,516	8,945	22,084	9,197	29,744	7,242	90,636
Total real estate - residential	$234,417	$164,928	$545,977	$1,181,602	$974,427	$920,805	$350,913	$4,373,069
YTD September 30, 2025 gross charge-offs	$—	$57	$171	$192	$—	$170	$—	$590
Total Loans
Risk Grade:
Pass	$4,511,129	$1,572,655	$1,434,259	$4,496,390	$3,225,289	$3,646,267	$2,419,756	$21,305,745
Special mention	957	484	19	9,013	17,022	11,077	1,137	39,709
Substandard	23,160	14,590	15,829	41,611	14,119	50,096	8,663	168,068
Total loans	$4,535,246	$1,587,729	$1,450,107	$4,547,014	$3,256,430	$3,707,440	$2,429,556	$21,513,522
YTD September 30, 2025 gross charge-offs	$1,340	$13,902	$10,330	$11,363	$3,314	$2,992	$—	$43,241

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

During the nine months ended September 30, 2026, the allowance for credit losses increased due to organic loan growth, the current economic forecast and a change in the mix of loans. The allowance for credit losses was determined at September 30, 2026 using the Moody's consensus scenario economic forecast and S-6 stagflation economic forecast, both weighted at 40%, and the high interest rate scenario weighted at 20%. The allowance for credit losses was determined at December 31, 2025 using two economic forecasts from Moody's, the baseline scenario and the downside 75th percentile S-2 scenario, which were equally weighted at 50%. The current forecast reflects, among other things, an increase in commercial real estate vacancies, partially offset by improvements in unemployment and home and commercial real estate price indices, compared with the forecast at December 31, 2025.

The following tables detail activity and end of period balances in the allowance for credit losses by portfolio segment for the periods indicated. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

Three Months Ended September 30, 2026

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, June 30, 2026	$92,560	$6,253	$2,743	$55	$1,982	$57,312
Provision for loan losses	12,493	4,726	(92)	(2)	(58)	(1,599)
Loans charged off	(8,578)	(5,867)	—	—	(1,916)	(294)
Recoveries of loans previously charged off	3,398	241	—	—	1,629	2
Balance, September 30, 2026	$99,873	$5,353	$2,651	$53	$1,637	$55,421

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2026	$133,045	$65,563	$359,513
Provision for loan losses	(5,830)	3,668	13,306
Loans charged off	(122)	(48)	(16,825)
Recoveries of loans previously charged off	1,000	44	6,314
Balance, September 30, 2026	$128,093	$69,227	$362,308

Nine Months Ended September 30, 2026

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2025	$88,242	$11,503	$2,356	$57	$892	$52,432
Provision for loan losses	29,205	7,434	295	(4)	1,518	3,279
Loans charged off	(27,823)	(14,724)	—	—	(6,231)	(294)
Recoveries of loans previously charged off	10,249	1,140	—	—	5,458	4
Balance, September 30, 2026	$99,873	$5,353	$2,651	$53	$1,637	$55,421

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2025	$128,454	$64,205	$348,141
Provision for loan losses	270	5,098	47,095
Loans charged off	(1,683)	(213)	(50,968)
Recoveries of loans previously charged off	1,052	137	18,040
Balance, September 30, 2026	$128,093	$69,227	$362,308

Three Months Ended September 30, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, June 30, 2025	$88,985	$6,573	$2,280	$58	$783	$47,306
Provision for loan losses	6,570	(630)	(72)	—	268	2,925
Loans charged off	(9,992)	(720)	—	—	(1,970)	—
Recoveries of loans previously charged off	3,786	237	—	—	1,779	27
Balance, September 30, 2025	$89,349	$5,460	$2,208	$58	$860	$50,258

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, June 30, 2025	$127,794	$67,788	$341,567
Provision for loan losses	2,002	113	11,176
Loans charged off	(692)	(257)	(13,631)
Recoveries of loans previously charged off	114	239	6,182
Balance, September 30, 2025	$129,218	$67,883	$345,294

Nine Months Ended September 30, 2025

(dollars in thousands)	Commercial and Industrial	Consumer	Mortgage Warehouse	Municipal	Premium Finance	Real Estate – Construction and Development
Balance, December 31, 2024	$87,242	$7,327	$2,262	$58	$736	$60,421
Provision for loan losses	22,303	(77)	(54)	—	1,030	(10,199)
Loans charged off	(32,368)	(2,573)	—	—	(7,018)	—
Recoveries of loans previously charged off	12,172	783	—	—	6,112	36
Balance, September 30, 2025	$89,349	$5,460	$2,208	$58	$860	$50,258

	Real Estate – Commercial and Farmland	Real Estate – Residential	Total
Balance, December 31, 2024	$118,377	$61,661	$338,084
Provision for loan losses	11,317	6,485	30,805
Loans charged off	(692)	(590)	(43,241)
Recoveries of loans previously charged off	216	327	19,646
Balance, September 30, 2025	$129,218	$67,883	$345,294

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$7,250	$—	$—	$7,250	0.2%
Real estate – commercial and farmland	874	—	—	—	874	—%
Real estate – residential	—	2,433	—	2,561	4,994	0.1%
Total	$874	$9,683	$—	$2,561	$13,118	0.1%

Nine Months Ended September 30, 2026

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$7,250	$—	$—	$7,250	0.2%
Real estate – commercial and farmland	7,811	—	—	—	7,811	0.1%
Real estate – residential	3,107	10,996	502	3,668	18,273	0.4%
Total	$10,918	$18,246	$502	$3,668	$33,334	0.1%

Three Months Ended September 30, 2025

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Real estate – residential	$1,155	$1,749	$—	$—	$725	$3,629	0.1%
Total	$1,155	$1,749	$—	$—	$725	$3,629	—%

Nine Months Ended September 30, 2025

(dollars in thousands)	Payment Deferral	Term Extension	Combination Payment Deferral and Rate Reduction	Combination Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Total	Percentage of Total Class of Financial Receivable
Commercial and industrial	$—	$5,747	$—	$—	$—	$5,747	0.2%
Real estate – commercial and farmland	—	700	—	9,690	—	10,390	0.1%
Real estate – residential	2,265	5,275	505	—	2,023	10,068	0.2%
Total	$2,265	$11,722	$505	$9,690	$2,023	$26,205	0.1%

The Company had unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans of $814,000 and $2.0 million at September 30, 2026 and December 31, 2025, respectively.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025, respectively:

Three Months Ended September 30, 2026
Loan Type	Financial Effect
Payment Deferral
Real estate – commercial and farmland	Payments were deferred for three months
Term Extension
Commercial and industrial	Maturity dates were extended for nine months
Real estate – residential	Maturity dates were extended for a weighted average of 117 months
Combination of Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 56 months and rate was reduced by a weighted average 3.13%

Nine Months Ended September 30, 2026
Loan Type	Financial Effect
Payment Deferral
Real estate – commercial and farmland	Payments were deferred for a weighted average of 14 months
Real estate – residential	Payments were deferred for a weighted average of nine months
Term Extension
Commercial and industrial	Maturity dates were extended for nine months
Real estate – residential	Maturity dates were extended for a weighted average of 78 months
Combination of Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for 23 months and rate was reduced by 3.38%
Combination of Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average 56 months and rate was reduced by a weighted average 2.82%

Three Months Ended September 30, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – residential	Payments were deferred for a weighted average 10 months
Term Extension
Real estate – residential	Maturity dates were extended for a weighted average of 67 months
Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average of 36 months and rate was reduced by a weighted average 2.75%

Nine Months Ended September 30, 2025
Loan Type	Financial Effect
Payment Deferral
Real estate – residential	Payments were deferred for a weighted average of nine months
Term Extension
Commercial and industrial	Maturity dates were extended for a weighted average of 13 months
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of nine months
Real estate – residential	Maturity dates were extended for a weighted average of 83 months
Combination Payment Deferral and Term Extension
Real estate – commercial and farmland	Maturity dates were extended for a weighted average of three months and payments were deferred for 12 months
Combination Term Extension and Rate Reduction
Real estate – residential	Maturity dates were extended for a weighted average of 37 months and rate was reduced by a weighted average 1.42%
Combination Payment Deferral and Rate Reduction
Real estate – residential	Payments were deferred for seven months and rate was reduced by a weighted average 1.50%

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:

As of September 30, 2026
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$7,250	$—	$—	$—	$7,250
Real estate – commercial and farmland	14,053	—	—	—	14,053
Real estate – residential	17,068	2,381	1,489	4,500	25,438
Total	$38,371	$2,381	$1,489	$4,500	$46,741

As of September 30, 2025
(dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total
Commercial and industrial	$5,747	$—	$—	$—	$5,747
Real estate – commercial and farmland	10,608	—	329	—	10,937
Real estate – residential	6,376	4,201	2,270	4,817	17,664
Total	$22,731	$4,201	$2,599	$4,817	$34,348

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended September 30, 2026 and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Real estate – residential	$5,049	$1,243	$2,078	$8,370
Total	$5,049	$1,243	$2,078	$8,370

The following table provides the amortized cost basis of financing receivables that had a payment default during the nine months ended September 30, 2026 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Term Extension and Rate Reduction	Total
Real estate – residential	$5,320	$1,664	$2,078	$9,062
Total	$5,320	$1,664	$2,078	$9,062

The following table provides the amortized cost basis of financing receivables that had a payment default during the three months ended September 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Combination of Payment Deferral and Rate Reduction	Total
Real estate – commercial and farmland	$—	$—	$329	$—	$—	$329
Real estate – residential	5,128	1,638	—	4,017	505	11,288
Total	$5,128	$1,638	$329	$4,017	$505	$11,617

The following table provides the amortized cost basis of financing receivables that had a payment default during nine months ended September 30, 2025 and were modified in the 12 months before default to borrowers experiencing financial difficulty.

(dollars in thousands)	Term Extension	Payment Deferral	Combination of Payment Deferral and Term Extension	Combination of Term Extension and Rate Reduction	Combination of Payment Deferral and Rate Reduction	Total
Real estate – commercial and farmland	$547	$—	$329	$—	$—	$876
Real estate – residential	5,711	1,638	—	4,017	505	11,871
Total	$6,258	$1,638	$329	$4,017	$505	$12,747

NOTE 4 – OTHER BORROWINGS

Other borrowings consist of the following:

(dollars in thousands)	September 30, 2026	December 31, 2025
FHLB borrowings:
Fixed Rate Advance due October 22, 2026; fixed interest rate of 4.040%	$350,000	$—
Daily Rate Credit due December 16, 2026; variable interest rate of 4.130%	545,000	515,000
Fixed Rate Advance due March 2, 2027; fixed interest rate of 1.445%	15,000	15,000
Fixed Rate Advance due March 4, 2030; fixed interest rate of 1.606%	15,000	15,000
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	1,347	1,355
Fixed Rate Advance due December 9, 2030; fixed interest rate of 4.550%	932	938
Principal Reducing Advance due September 29, 2031; fixed interest rate of 3.095%	729	838
Other Debt:
Advance from correspondent bank due July 1, 2026; secured by a loan receivable; variable interest rate at one-month SOFR plus 2.65%	—	9,908
	$928,008	$558,039

The advances from the Federal Home Loan Bank (the "FHLB") are collateralized by a blanket lien on all eligible first mortgage loans and other specific loans in addition to FHLB stock. At September 30, 2026, $2.59 billion was available for borrowing on lines with the FHLB.

As of September 30, 2026, the Bank maintained credit arrangements with various financial institutions to purchase federal funds up to $92.0 million.

The Bank also participates in the Federal Reserve discount window borrowings program. At September 30, 2026, the Bank had $3.22 billion of loans pledged at the Federal Reserve discount window and had $2.58 billion available for borrowing.

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

The following table presents a summary of the accumulated other comprehensive income (loss) balances, net of tax, for the periods indicated:

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2026
Balance, June 30, 2026	$(16,508)
Unrealized loss on debt securities available-for-sale, net of tax	(72,821)
Balance, September 30, 2026	$(89,329)

Three Months Ended September 30, 2025
Balance, June 30, 2025	$(6,886)
Reclassification for gains included in net income, net of tax	(88)
Unrealized gain on debt securities available-for-sale, net of tax	12,145
Balance, September 30, 2025	$5,171

Nine Months Ended September 30, 2026
Balance, December 31, 2025	$8,312
Reclassification for gains included in net income, net of tax	(47)
Unrealized loss on debt securities available-for-sale, net of tax	(97,594)
Balance, September 30, 2026	$(89,329)

Nine Months Ended September 30, 2025
Balance, December 31, 2024	$(30,119)
Reclassification for gains included in net income, net of tax	(88)
Unrealized gain on debt securities available-for-sale, net of tax	35,378
Balance, September 30, 2025	$5,171

NOTE 6 – WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	66,775,293	68,401,737	67,063,755	68,592,529
Common share equivalents:
Nonvested restricted share grants	124,841	112,168	115,232	110,779
Performance stock units	124,519	151,764	114,320	127,479
Weighted average common shares outstanding - diluted	67,024,653	68,665,669	67,293,307	68,830,787

There were 1,809 anti-dilutive securities excluded from the computation of earnings per share for the three months ended September 30, 2026, and no anti-dilutive securities excluded from the computation of earnings per share for the three months ended September 30, 2025. There were 5,851 and 2,599 anti-dilutive securities excluded from the computation of earnings per share for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company's mortgage loans held for sale under the fair value option were $398.5 million and $623.2 million at September 30, 2026 and December 31, 2025, respectively.

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

A net loss of $12.5 million and net gain of $2.2 million resulting from changes in the fair value of these mortgage loans were recorded in income during the three months ended September 30, 2026 and 2025, respectively. A net loss of $16.6 million and a net gain of $10.1 million resulting from changes in the fair value of these mortgage loans were recorded in income during the nine months ended September 30, 2026 and 2025, respectively. Net gains of $12.5 million and $4.1 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the three months ended September 30, 2026 and 2025, respectively. Net gains of $14.7 million and net losses of $4.3 million resulting from changes in the fair value of the related derivative financial instruments used to hedge exposure to the market-related risks associated with these mortgage loans were recorded in income during the nine months ended September 30, 2026 and 2025, respectively. The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

The following table summarizes the difference between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Aggregate fair value of mortgage loans held for sale	$398,514	$623,152
Aggregate unpaid principal balance of mortgage loans held for sale	403,917	611,984
Past-due loans of 90 days or more	582	996
Nonaccrual loans	582	996
Unpaid principal balance of nonaccrual loans	582	998

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2026 and December 31, 2025. There were no transfers between Level 1 and Level 2, nor any transfers in or out of Level 3 during the nine months ended September 30, 2026 or the year ended December 31, 2025.

	Recurring Basis Fair Value Measurements
	September 30, 2026
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$424,543	$424,543	$—	$—
State, county and municipal securities	16,828	—	16,828	—
Corporate debt securities	1,931	—	851	1,080
SBA pool securities	9,296	—	9,296	—
Mortgage-backed securities	2,024,938	—	2,024,938	—
Loans held for sale	398,514	—	398,514	—
Derivative financial instruments	20,822	—	20,822	—
Mortgage banking derivative instruments	15,282	—	15,282	—
Total recurring assets at fair value	$2,912,154	$424,543	$2,486,531	$1,080
Financial liabilities:
Derivative financial instruments	$20,625	$—	$20,625	$—
Risk participation agreement	1	—	1	—
Total recurring liabilities at fair value	$20,626	$—	$20,626	$—

	Recurring Basis Fair Value Measurements
	December 31, 2025
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Debt securities available-for-sale:
U.S. Treasuries	$660,625	$660,625	$—	$—
State, county and municipal securities	19,061	—	19,061	—
Corporate debt securities	5,875	—	4,825	1,050
SBA pool securities	12,208	—	12,208	—
Mortgage-backed securities	1,509,404	—	1,509,404	—
Loans held for sale	623,152	—	623,152	—
Derivative financial instruments	7,401	—	7,401	—
Mortgage banking derivative instruments	3,365	—	3,365	—
Total recurring assets at fair value	$2,841,091	$660,625	$2,179,416	$1,050
Financial liabilities:
Derivative financial instruments	$7,642	$—	$7,642	$—
Risk participation agreement	16	—	16	—
Mortgage banking derivative instruments	2,758	—	2,758	—
Total recurring liabilities at fair value	$10,416	$—	$10,416	$—

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy as of September 30, 2026 and December 31, 2025. These assets are not measured at fair value on an ongoing basis, though they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

	Nonrecurring Basis Fair Value Measurements
(dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Collateral-dependent loans	$50,794	$—	$—	$50,794
Other real estate owned	2,176	—	—	2,176
Total nonrecurring assets at fair value	$52,970	$—	$—	$52,970

December 31, 2025
Collateral-dependent loans	$36,689	$—	$—	$36,689
Other real estate owned	201	—	—	201
Total nonrecurring assets at fair value	$36,890	$—	$—	$36,890

The inputs used to determine estimated fair value of collateral-dependent loans include market conditions, loan term, underlying collateral characteristics and discount rates. The inputs used to determine fair value of OREO include market conditions, estimated marketing period or holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no changes in the methods and significant assumptions used to estimate fair value.

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets:

(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2026
Recurring:
Debt securities available-for-sale	$1,080	Discounted cash flows	Probability of Default	9.4%	9.4%
			Loss Given Default	48%	48%
Nonrecurring:
Collateral-dependent loans	$50,794	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 78%	23%
Other real estate owned	$2,176	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15% - 24%	17%
December 31, 2025
Recurring:
Debt securities available-for-sale	$1,050	Discounted cash flows	Probability of Default	10.3%	10.3%
			Loss Given Default	49%	49%
Nonrecurring:
Collateral-dependent loans	$36,689	Third-party appraisals and discounted cash flows	Collateral discounts and discount rates	15% - 71%	35%
Other real estate owned	$201	Third-party appraisals and sales contracts	Collateral discounts and estimated costs to sell	15%	15%

The carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows:

		Fair Value Measurements
		September 30, 2026
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$211,104	$211,104	$—	$—	$211,104
Interest-bearing deposits in banks	926,066	926,066	—	—	926,066
Debt securities held-to-maturity	201,808	—	177,213	—	177,213
Loans, net	21,937,881	—	—	21,730,013	21,730,013
Financial liabilities:
Deposits	22,906,973	—	22,905,109	—	22,905,109
Other borrowings	928,008	545,000	380,895	—	925,895
Subordinated deferrable interest debentures	135,798	—	140,322	—	140,322

		Fair Value Measurements
		December 31, 2025
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$253,807	$253,807	$—	$—	$253,807
Interest-bearing deposits in banks	835,113	835,113	—	—	835,113
Debt securities held-to-maturity	203,242	—	189,873	—	189,873
Loans, net	21,128,692	—	—	20,957,101	20,957,101
Financial liabilities:
Deposits	22,375,995	—	22,370,800	—	22,370,800
Other borrowings	558,039	524,908	31,183	—	556,091
Subordinated deferrable interest debentures	134,302	—	142,340	—	142,340

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

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$4,476,863	$4,054,259
Unused home equity lines of credit	478,823	451,886
Financial standby letters of credit	59,076	69,796
Mortgage interest rate lock commitments	160,261	201,806

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances in which the Company deems necessary. The Company has not been required to perform on any material financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the nine months ended September 30, 2026 and the year ended December 31, 2025.

The Company maintains an allowance for credit losses on unfunded commitments which is recorded in other liabilities on the consolidated balance sheets. The following table presents activity in the allowance for unfunded commitments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$53,364	$35,548	$53,342	$30,510
Provision for unfunded commitments	(727)	11,446	(705)	16,484
Balance at end of period	$52,637	$46,994	$52,637	$46,994

Other Commitments

As of September 30, 2026, letters of credit issued by the FHLB totaling $1.3 billion were used to guarantee the Bank’s performance related to a portion of its public fund deposit balances.

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

The Company’s management and its legal counsel periodically assess contingent liabilities that may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. Such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

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

The following tables present selected financial information with respect to the Company’s reportable business segments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$259,396	$56,962	$23,052	$35,138	$374,548
Interest expense	40,680	42,340	13,545	20,305	116,870
Net interest income	218,716	14,622	9,507	14,833	257,678
Provision for credit losses	9,993	2,397	(34)	222	12,578
Noninterest income	34,783	28,452	913	19	64,167
Noninterest expense
Salaries and employee benefits	67,429	19,278	591	3,032	90,330
Occupancy and equipment	11,870	662	8	33	12,573
Data processing and communications expenses	15,510	1,334	65	187	17,096
Other expenses(1)	26,543	11,592	175	439	38,749
Total noninterest expense	121,352	32,866	839	3,691	158,748
Income before income tax expense	122,154	7,811	9,615	10,939	150,519
Income tax expense	28,469	1,641	2,019	2,297	34,426
Net income	$93,685	$6,170	$7,596	$8,642	$116,093

Total assets	$20,454,427	$4,528,395	$1,324,066	$2,242,807	$28,549,695
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	45,373	—	—	—	45,373

	Three Months Ended September 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$245,322	$60,261	$18,803	$30,660	$355,046
Interest expense	47,262	40,082	11,329	18,409	117,082
Net interest income	198,060	20,179	7,474	12,251	237,964
Provision for credit losses	21,617	529	23	461	22,630
Noninterest income	35,419	40,081	756	18	76,274
Noninterest expense
Salaries and employee benefits	66,301	21,589	566	2,492	90,948
Occupancy and equipment	10,718	760	7	39	11,524
Data processing and communications expenses	14,668	1,232	57	101	16,058
Other expenses(1)	22,286	12,480	195	1,075	36,036
Total noninterest expense	113,973	36,061	825	3,707	154,566
Income before income tax expense	97,889	23,670	7,382	8,101	137,042
Income tax expense	22,824	4,970	1,550	1,669	31,013
Net income	$75,065	$18,700	$5,832	$6,432	$106,029

Total assets	$19,510,473	$4,693,083	$1,105,821	$1,790,452	$27,099,829
Goodwill	951,148	—	—	64,498	1,015,646
Other intangible assets, net	57,773	—	—	930	58,703
(1) Other expenses for each reportable segment include credit resolution-related expenses, advertising and marketing expenses, amortization of intangible assets, loan servicing expenses, litigation accrual and other miscellaneous expenses.

	Nine Months Ended September 30, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$765,622	$169,266	$62,211	$94,795	$1,091,894
Interest expense	123,239	121,972	36,285	55,800	337,296
Net interest income	642,383	47,294	25,926	38,995	754,598
Provision for credit losses	41,844	2,125	327	2,086	46,382
Noninterest income	108,143	96,919	2,503	54	207,619
Noninterest expense
Salaries and employee benefits	200,343	62,683	1,603	8,561	273,190
Occupancy and equipment	34,623	1,996	23	111	36,753
Data processing and communications expenses	44,899	3,860	159	542	49,460
Other expenses(1)	161,374	35,711	538	1,516	199,139
Total noninterest expense	441,239	104,250	2,323	10,730	558,542
Income before income tax expense	267,443	37,838	25,779	26,233	357,293
Income tax expense	60,404	7,946	5,414	5,498	79,262
Net income	$207,039	$29,892	$20,365	$20,735	$278,031

	Nine Months Ended September 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$717,852	$179,549	$52,177	$86,884	$1,036,462
Interest expense	144,078	115,495	31,710	53,563	344,846
Net interest income	573,774	64,054	20,467	33,321	691,616
Provision for credit losses	38,714	6,730	217	1,633	47,294
Noninterest income	93,418	112,536	3,203	51	209,208
Noninterest expense
Salaries and employee benefits	191,018	66,942	1,736	7,175	266,871
Occupancy and equipment	31,069	2,400	21	112	33,602
Data processing and communications expenses	41,884	3,920	154	321	46,279
Other expenses(1)	73,449	36,939	561	3,159	114,108
Total noninterest expense	337,420	110,201	2,472	10,767	460,860
Income before income tax expense	291,058	59,659	20,981	20,972	392,670
Income tax expense	67,645	12,528	4,406	4,293	88,872
Net income	$223,413	$47,131	$16,575	$16,679	$303,798
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

The following table reflects the notional amount and fair value of derivative instruments not designated as hedging instruments included in the consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)	Notional Amount	Derivative Assets(1)	Derivative Liabilities(2)
Interest rate contracts(3)	$1,470,701	$20,822	$20,625	$1,322,662	$7,401	$7,642
Risk participation agreement	25,825	—	1	26,030	—	16
Mortgage derivatives - interest rate lock commitments	160,261	163	—	201,806	3,365	—
Mortgage derivatives - forward contracts related to mortgage loans held for sale	874,518	15,119	—	1,288,637	—	2,758
(1)Derivative assets are included in other assets on the consolidated balance sheets.
(2)Derivative liabilities are included in other liabilities on the consolidated balance sheets.
(3)Includes interest rate contracts for client derivatives and offsetting positions.

The net gains (losses) relating to changes in fair value from derivative instruments not designated as hedging instruments are summarized below for the three and nine months ended September 30, 2026 and 2025.

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location	2026	2025	2026	2025
Interest rate contracts(1)	Other noninterest income	$330	$(48)	$438	$(291)
Risk participation agreement	Other noninterest income	3	6	15	(7)
Interest rate lock commitments	Mortgage banking activity	(3,090)	(1,193)	(3,202)	3,508
Forward contracts related to mortgage loans held for sale	Mortgage banking activity	15,602	5,255	17,877	(7,775)
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

The carrying value of the loan servicing rights assets is shown in the table below:

(dollars in thousands)	September 30, 2026	December 31, 2025
Loan Servicing Rights
Residential mortgage	$130,936	$113,370
SBA	1,458	1,602
Total loan servicing rights	$132,394	$114,972

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

During the three and nine months ended September 30, 2026, the Company recorded servicing fee income of $12.5 million and $36.9 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded servicing fee income of $13.4 million and $38.6 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s MSRs:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Residential mortgage servicing rights	2026	2025	2026	2025
Beginning carrying value, net	$125,938	$126,022	$113,370	$112,514
Additions	8,089	9,749	26,932	29,857
Amortization	(3,091)	(3,575)	(9,366)	(10,175)
Disposals	—	(25,785)	—	(25,785)
Ending carrying value, net	$130,936	$106,411	$130,936	$106,411

The key metrics and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

(dollars in thousands)	September 30, 2026	December 31, 2025
Residential mortgage servicing rights
Fair value of residential mortgage servicing rights	$182,270	$143,385
Unpaid principal balance of loans serviced for others	$9,833,312	$8,676,676
Composition of residential loans serviced for others:
FHLMC	26.39%	24.06%
FNMA	59.97%	63.31%
GNMA	13.64%	12.63%
Total	100.00%	100.00%
Weighted average term (months)	354	353
Weighted average age (months)	41	41
Modeled prepayment speed	6.02%	7.96%
Decline in fair value due to a 10% adverse change	$(3,784)	$(4,673)
Decline in fair value due to a 20% adverse change	$(7,870)	$(9,140)
Weighted average discount rate	9.79%	9.44%
Decline in fair value due to a 10% adverse change	$(6,272)	$(5,711)
Decline in fair value due to a 20% adverse change	$(13,062)	$(11,181)

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

During the three and nine months ended September 30, 2026, the Company recorded servicing fee income of $366,000 and $1.1 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded servicing fee income of $518,000 and $1.5 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
SBA servicing rights	2026	2025	2026	2025
Beginning carrying value, net	$1,604	$2,786	$1,602	$2,926
Additions	77	5	286	291
Amortization	(223)	(173)	(430)	(599)
Ending carrying value, net	$1,458	$2,618	$1,458	$2,618

(dollars in thousands)	September 30, 2026	December 31, 2025
SBA servicing rights
Fair value of SBA servicing rights	$2,103	$2,425
Unpaid principal balance of loans serviced for others	$166,705	$190,377
Weighted average life (in years)	3.24	3.35
Modeled prepayment speed	17.15%	18.09%
Decline in fair value due to a 10% adverse change	$(113)	$(133)
Decline in fair value due to a 20% adverse change	$(215)	$(254)
Weighted average discount rate	10.37%	11.01%
Decline in fair value due to a 100 basis point adverse change	$(56)	$(63)
Decline in fair value due to a 200 basis point adverse change	$(110)	$(122)

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

Overview

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated balance sheet as of September 30, 2026, as compared with December 31, 2025, and operating results for the three and nine month periods ended September 30, 2026 and 2025. These comments should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes appearing elsewhere herein.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2025 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $116.1 million, or $1.73 per diluted share, for the quarter ended September 30, 2026, compared with $106.0 million, or $1.54 per diluted share, for the same period in 2025. The Company’s return on average assets and average shareholders’ equity were 1.61% and 11.15%, respectively, in the third quarter of 2026, compared with 1.56% and 10.61%, respectively, in the third quarter of 2025.

Below is additional information regarding the banking, retail mortgage, warehouse lending and premium finance divisions of the Company during the third quarter of 2026 and 2025, respectively:

	Three Months Ended September 30, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$259,396	$56,962	$23,052	$35,138	$374,548
Interest expense	40,680	42,340	13,545	20,305	116,870
Net interest income	218,716	14,622	9,507	14,833	257,678
Provision for credit losses	9,993	2,397	(34)	222	12,578
Noninterest income	34,783	28,452	913	19	64,167
Noninterest expense
Salaries and employee benefits	67,429	19,278	591	3,032	90,330
Occupancy and equipment	11,870	662	8	33	12,573
Data processing and communications expenses	15,510	1,334	65	187	17,096
Other expenses	26,543	11,592	175	439	38,749
Total noninterest expense	121,352	32,866	839	3,691	158,748
Income before income tax expense	122,154	7,811	9,615	10,939	150,519
Income tax expense	28,469	1,641	2,019	2,297	34,426
Net income	$93,685	$6,170	$7,596	$8,642	$116,093

	Three Months Ended September 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$245,322	$60,261	$18,803	$30,660	$355,046
Interest expense	47,262	40,082	11,329	18,409	117,082
Net interest income	198,060	20,179	7,474	12,251	237,964
Provision for credit losses	21,617	529	23	461	22,630
Noninterest income	35,419	40,081	756	18	76,274
Noninterest expense
Salaries and employee benefits	66,301	21,589	566	2,492	90,948
Occupancy and equipment	10,718	760	7	39	11,524
Data processing and communications expenses	14,668	1,232	57	101	16,058
Other expenses	22,286	12,480	195	1,075	36,036
Total noninterest expense	113,973	36,061	825	3,707	154,566
Income before income tax expense	97,889	23,670	7,382	8,101	137,042
Income tax expense	22,824	4,970	1,550	1,669	31,013
Net income	$75,065	$18,700	$5,832	$6,432	$106,029

Net Interest Income and Margin

The following table sets forth the average balance, interest income or interest expense, and average interest rate for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the three months ended September 30, 2026 and 2025. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Quarter Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$905,371	$8,667	3.80%	$883,976	$9,993	4.48%
Investment securities - taxable	2,803,397	30,969	4.38%	2,282,470	23,253	4.04%
Investment securities - nontaxable	44,747	474	4.20%	44,823	434	3.84%
Loans held for sale	548,736	8,751	6.33%	706,679	11,237	6.31%
Loans	22,207,744	326,629	5.84%	21,038,350	311,082	5.87%
Total interest-earning assets	26,509,995	375,490	5.62%	24,956,298	355,999	5.66%
Noninterest-earning assets	2,039,125			2,015,836
Total assets	$28,549,120			$26,972,134

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$4,169,978	$18,793	1.79%	$3,900,999	$18,230	1.85%
MMDA	7,383,668	50,932	2.74%	6,977,134	54,657	3.11%
Savings accounts	760,190	698	0.36%	756,383	813	0.43%
Retail CDs	2,215,297	18,281	3.27%	2,344,084	21,253	3.60%
Brokered CDs	1,598,200	16,058	3.99%	1,070,735	11,898	4.41%
Total interest-bearing deposits	16,127,333	104,762	2.58%	15,049,335	106,851	2.82%
Non-deposit funding
Federal funds purchased and securities sold under agreements to repurchase	—	—	—%	1	—	—%
FHLB advances	956,111	9,285	3.85%	443,243	4,863	4.35%
Other borrowings	—	—	—%	169,994	2,328	5.43%
Subordinated deferrable interest debentures	135,535	2,823	8.26%	133,541	3,040	9.03%
Total non-deposit funding	1,091,646	12,108	4.40%	746,779	10,231	5.44%
Total interest-bearing liabilities	17,218,979	116,870	2.69%	15,796,114	117,082	2.94%
Demand deposits	6,721,999			6,849,129
Other liabilities	477,160			362,684
Shareholders’ equity	4,130,982			3,964,207
Total liabilities and shareholders’ equity	$28,549,120			$26,972,134
Interest rate spread			2.93%			2.72%
Net interest income		$258,620			$238,917
Net interest margin			3.87%			3.80%

On a tax-equivalent basis, net interest income for the third quarter of 2026 was $258.6 million, an increase of $19.7 million, or 8.25%, compared with $238.9 million reported in the same quarter in 2025. The increase in net interest income is primarily a result of downward pricing adjustments on deposits as market rates decreased, in addition to growth in average earning assets, partially offset by a decrease in asset yields. Average interest-earning assets increased $1.55 billion, or 6.23%, from $24.96 billion in the third quarter of 2025 to $26.51 billion for the third quarter of 2026. This growth in interest-earning assets resulted primarily from increased investment in our bond portfolio and organic loan growth, partially offset by a decrease in loans held for sale. The Company’s net interest margin during the third quarter of 2026 was 3.87%, up seven basis points from 3.80% reported in the third quarter of 2025. Loan production amounted to $6.1 billion during the third quarter of 2026, with weighted average yields of 6.23%, compared with $5.4 billion and 6.77%, respectively, during the third quarter of 2025.

Total interest income, on a tax-equivalent basis, increased to $375.5 million during the third quarter of 2026, compared with $356.0 million in the same quarter of 2025.  Yields on earning assets decreased to 5.62% during the third quarter of 2026, compared with 5.66% reported in the third quarter of 2025. During the third quarter of 2026, loans comprised 85.8% of average earning assets, compared with 87.1% in the same quarter of 2025. Yields on loans decreased to 5.84% during the third quarter of 2026, compared with 5.87% in the third quarter of 2025. Yields on taxable investment securities increased to 4.38% in the third quarter of 2026, compared with 4.04% in the same period of 2025.

The yield on interest-bearing deposits decreased from 2.82% in the third quarter of 2025 to 2.58% in the third quarter of 2026. The yield on total interest-bearing liabilities decreased from 2.94% in the third quarter of 2025 to 2.69% in the third quarter of 2026. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 1.94% in the third quarter of 2026, compared with 2.05% during the third quarter of 2025. Deposit costs decreased from 1.94% in the third quarter of 2025 to 1.82% in the third quarter of 2026. Non-deposit funding costs decreased from 5.44% in the third quarter of 2025 to 4.40% in the third quarter of 2026.

Provision for Credit Losses

The Company’s provision for credit losses during the third quarter of 2026 amounted to $12.6 million, compared with $22.6 million in the third quarter of 2025. The provision for credit losses for the third quarter of 2026 was comprised of a provision of $13.3 million related to loans, negative $727,000 related to unfunded commitments and negative $1,000 related to other credit losses, respectively, compared with $11.2 million related to loans, $11.4 million related to unfunded commitments and $8,000 related to other credit losses for the third quarter of 2025. The increase in the provision for credit losses on loans is primarily attributable to the updated economic forecast, an increase in net charge-offs and organic loan growth. The decrease in the provision for unfunded commitments primarily resulted from relatively stable levels of unfunded commitments in the third quarter of 2026, compared with increases in unfunded commitments and expected funding rates during the third quarter of 2025. Non-performing assets as a percentage of total assets increased ten basis points to 0.54% at September 30, 2026, compared with 0.44% at December 31, 2025. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $32.1 million, resulting from one construction and development loan moved to nonaccrual and an increase of $14.5 million in nonaccrual GNMA-guaranteed mortgage loans, which present minimal loss exposure to the Company. The Company recognized net charge-offs on loans during the third quarter of 2026 of $10.5 million, or 0.19% of average loans on an annualized basis, compared with net charge-offs of $7.4 million, or 0.14%, in the third quarter of 2025. The Company’s total allowance for credit losses on loans at September 30, 2026 was $362.3 million, or 1.62% of total loans, compared with $348.1 million, or 1.62% of total loans, at December 31, 2025.

Noninterest Income

Total noninterest income for the third quarter of 2026 was $64.2 million, a decrease of $12.1 million, or 15.9%, from the $76.3 million reported in the third quarter of 2025. Income from mortgage banking activities was $29.2 million in the third quarter of 2026, a decrease of $11.4 million, or 28.1%, from $40.7 million in the third quarter of 2025. Total production in the third quarter of 2026 amounted to $994.4 million, compared with $1.09 billion in the same quarter of 2025, while gain on sale spread decreased to 2.09% in the third quarter of 2026, compared with 2.20% in the same quarter of 2025. The retail mortgage open pipeline finished the third quarter of 2026 at $439.9 million, compared with $609.3 million at June 30, 2026 and $787.2 million at the end of the third quarter of 2025.

Service charges on deposit accounts increased $141,000, or 1.0%, to $14.1 million in the third quarter of 2026, compared with $13.9 million in the third quarter of 2025. The increase in service charges on deposit accounts was primarily attributable to growth in deposits. Income from equipment finance activity increased $1.5 million, or 16.9%, to $10.4 million for the third quarter of 2026, compared with $8.9 million during the third quarter of 2025. The increase in equipment finance activity was primarily related to increased non-insurance charges. Other noninterest income decreased $874,000, or 8.6%, to $9.2 million for the third quarter of 2026, compared with $10.1 million during the third quarter of 2025. The decrease in other noninterest income was primarily attributable to decreases in derivative fee income and gain on sale of SBA loans of $1.3 million and $109,000, respectively, partially offset by an increase in BOLI income, inclusive of gain on proceeds, of $680,000.

Noninterest Expense

Total noninterest expense for the third quarter of 2026 increased $4.2 million, or 2.7%, to $158.7 million, compared with $154.6 million in the same quarter 2025. Salaries and employee benefits decreased $618,000, or 0.7%, from $90.9 million in the third quarter of 2025 to $90.3 million in the third quarter of 2026, due primarily to a decrease in mortgage commissions. Data processing and communication expenses increased $1.0 million, or 6.5%, to $17.1 million in the third quarter of 2026, compared with $16.1 million in the third quarter of 2025, with the increase primarily resulting from an increase in volume and continued technology investment. Advertising and marketing expense was $3.2 million in the third quarter of 2026, compared with $3.4 million in the third quarter of 2025. Amortization of intangible assets decreased $935,000, or 24.1%, from $3.9 million in the third quarter of 2025 to $2.9 million in the third quarter of 2026. This decrease was primarily related to a reduction in core deposit and customer relationship intangible amortization. Loan servicing expenses decreased $1.1 million, or 13.0%, from $8.1 million in the third quarter of 2025 to $7.1 million in the third quarter of 2026, primarily attributable to the sale of mortgage servicing rights throughout 2025, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. The Company's litigation accrual was $2.3 million, compared with no such accrual in the third quarter of the previous year, related primarily to an employment case litigated in California.

Compared with the third quarter of 2025, legal and other professional fees and occupancy and equipment expenses increased $780,000 and $1.0 million, respectively. FDIC insurance increased $1.0 million while credit resolution expenses decreased $591,000 in the third quarter of 2026 when compared to the same period of 2025. Other noninterest expenses increased $1.4 million, or 11.1%, from $12.8 million in the third quarter of 2025 to $14.2 million in the third quarter of 2026, primarily due to an increase in donations, partially offset by a natural disaster expense recovery of $683,000.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses.  For the third quarter of 2026, the Company reported income tax expense of $34.4 million, compared with $31.0 million in the same period of 2025. The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was 22.9% and 22.6%, respectively. The increase in the effective rate for the three months ended September 30, 2026 is primarily related to an increase in pre-tax income and nondeductible compensation expenses.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Consolidated Earnings and Profitability

Ameris reported net income available to common shareholders of $278.0 million, or $4.13 per diluted share, for the nine months ended September 30, 2026, compared with $303.8 million, or $4.41 per diluted share, for the same period in 2025. The Company’s return on average assets and average shareholders’ equity were 1.32% and 9.02%, respectively, in the nine months ended September 30, 2026, compared with 1.52% and 10.48%, respectively, in the same period in 2025. Results for the first nine months of 2026 include a litigation expense accrual of $84.2 million related to a jury verdict in an employment case in California, a $7.6 million gain on securities primarily related to the conversion of Visa Class B-2 shares and related gain on sale, a gain on BOLI proceeds of $1.5 million and an $683,000 natural disaster expense recovery. During the first nine months of 2025, results included a $1.6 million gain on securities, a pre-tax gain on sale of mortgage servicing rights of $467,000 and a pre-tax gain on BOLI proceeds of $401,000 and a pre-tax reduction in FDIC special assessment of $318,000.

Below is additional information regarding the retail banking activities, mortgage banking activities, warehouse lending activities and premium finance activities of the Company during the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30, 2026
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$765,622	$169,266	$62,211	$94,795	$1,091,894
Interest expense	123,239	121,972	36,285	55,800	337,296
Net interest income	642,383	47,294	25,926	38,995	754,598
Provision for loan losses	41,844	2,125	327	2,086	46,382
Noninterest income	108,143	96,919	2,503	54	207,619
Noninterest expense
Salaries and employee benefits	200,343	62,683	1,603	8,561	273,190
Occupancy and equipment	34,623	1,996	23	111	36,753
Data processing and communications expenses	44,899	3,860	159	542	49,460
Other expenses	161,374	35,711	538	1,516	199,139
Total noninterest expense	441,239	104,250	2,323	10,730	558,542
Income before income tax expense	267,443	37,838	25,779	26,233	357,293
Income tax expense	60,404	7,946	5,414	5,498	79,262
Net income	$207,039	$29,892	$20,365	$20,735	$278,031

	Nine Months Ended September 30, 2025
(dollars in thousands)	Banking Division	Retail Mortgage Division	Warehouse Lending Division	Premium Finance Division	Total
Interest income	$717,852	$179,549	$52,177	$86,884	$1,036,462
Interest expense	144,078	115,495	31,710	53,563	344,846
Net interest income	573,774	64,054	20,467	33,321	691,616
Provision for loan losses	38,714	6,730	217	1,633	47,294
Noninterest income	93,418	112,536	3,203	51	209,208
Noninterest expense
Salaries and employee benefits	191,018	66,942	1,736	7,175	266,871
Occupancy and equipment	31,069	2,400	21	112	33,602
Data processing and communications expenses	41,884	3,920	154	321	46,279
Other expenses	73,449	36,939	561	3,159	114,108
Total noninterest expense	337,420	110,201	2,472	10,767	460,860
Income before income tax expense	291,058	59,659	20,981	20,972	392,670
Income tax expense	67,645	12,528	4,406	4,293	88,872
Net income	$223,413	$47,131	$16,575	$16,679	$303,798

Net Interest Income and Margin

The following table sets forth the average balance, interest income or interest expense, and average yield/rate paid for each category of interest-earning assets and interest-bearing liabilities, net interest spread, and net interest margin on average interest-earning assets for the nine months ended September 30, 2026 and 2025. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 21% federal tax rate.

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield/ Rate Paid
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$889,632	$24,977	3.75%	$938,312	$31,497	4.49%
Investment securities - taxable	2,680,976	86,660	4.32%	2,133,805	62,441	3.91%
Investment securities - nontaxable	44,966	1,432	4.26%	42,517	1,273	4.00%
Loans held for sale	597,997	27,229	6.09%	668,177	31,860	6.38%
Loans	21,917,682	954,440	5.82%	20,864,180	912,200	5.85%
Total interest-earning assets	26,131,253	1,094,738	5.60%	24,646,991	1,039,271	5.64%
Noninterest-earning assets	2,018,212			2,008,689
Total assets	$28,149,465			$26,655,680

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits
NOW accounts	$4,192,372	$55,824	1.78%	$3,942,766	$54,680	1.85%
MMDA	7,216,222	144,739	2.68%	6,935,931	160,387	3.09%
Savings accounts	765,117	2,065	0.36%	763,248	2,469	0.43%
Retail CDs	2,244,829	55,770	3.32%	2,391,146	66,350	3.71%
Brokered CDs	1,414,779	41,586	3.93%	1,059,911	34,976	4.41%
Total interest-bearing deposits	15,833,319	299,984	2.53%	15,093,002	318,862	2.82%
Non-deposit funding
FHLB advances	999,958	28,646	3.83%	307,354	9,733	4.23%
Other borrowings	6,520	288	5.91%	185,574	7,177	5.17%
Subordinated deferrable interest debentures	135,040	8,378	8.29%	133,046	9,074	9.12%
Total non-deposit funding	1,141,518	37,312	4.37%	625,974	25,984	5.55%
Total interest-bearing liabilities	16,974,837	337,296	2.66%	15,718,976	344,846	2.93%
Demand deposits	6,655,749			6,714,016
Other liabilities	398,266			346,284
Shareholders’ equity	4,120,613			3,876,404
Total liabilities and shareholders’ equity	$28,149,465			$26,655,680
Interest rate spread			2.94%			2.71%
Net interest income		$757,442			$694,425
Net interest margin			3.88%			3.77%

On a tax-equivalent basis, net interest income for the nine months ended September 30, 2026 was $757.4 million, an increase of $63.0 million, or 9.07%, compared with $694.4 million reported in the same period of 2025. The increase in net interest income is primarily a result of growth in average earning assets, in addition to downward pricing adjustments on deposits as market rates decreased, partially offset by a decrease in asset yields. Average interest earning assets increased $1.48 billion, or 6.02%, from $24.65 billion in the first nine months of 2025 to $26.13 billion for the first nine months of 2026. This growth in interest-earning assets resulted primarily from increased investment in our bond portfolio and organic loan growth. The Company’s net interest margin during the first nine months of 2026 was 3.88%, an increase of 11 basis points from 3.77% reported for the first nine months of 2025. Loan production amounted to $17.9 billion during the first nine months of 2026, with weighted average yields of 6.19%, compared with $15.1 billion and 6.79%, respectively, during the first nine months of 2025.

Total interest income, on a tax-equivalent basis, increased to $1.09 billion during the nine months ended September 30, 2026, compared with $1.04 billion in the same period of 2025. Yields on earning assets decreased to 5.60% during the first nine months of 2026, compared with 5.64% reported in the same period of 2025. During the first nine months of 2026, loans comprised 86.2% of average earning assets, compared with 87.4% in the same period of 2025. Yields on loans decreased to 5.82% during the nine months ended September 30, 2026, compared with 5.85% in the same period of 2025. Yields on taxable investment securities increased to 4.32% during the nine months ended September 30, 2026, compared with 3.91% in the same period of 2025.

The yield on total interest-bearing liabilities decreased from 2.93% during the nine months ended September 30, 2025 to 2.66% in the same period of 2026. Total funding costs, inclusive of noninterest-bearing demand deposits, decreased to 1.91% in the first nine months of 2026, compared with 2.06% during the same period of 2025. Deposit costs decreased from 1.95% in the first nine months of 2025 to 1.78% in the same period of 2026. Non-deposit funding costs decreased from 5.55% in the first nine months of 2025 to 4.37% in the same period of 2026.

Provision for Credit Losses

The Company’s provision for credit losses during the nine months ended September 30, 2026 amounted to $46.4 million, compared with $47.3 million in the nine months ended September 30, 2025. The provision for credit losses for the first nine months of 2026 was comprised of $47.1 million related to loans, negative $705,000 related to unfunded commitments and negative $8,000 related to other credit losses, compared with $30.8 million related to loans, $16.5 million related to unfunded commitments and $5,000 related to other credit losses for the same period in 2025. The increase in provision for credit losses on loans was primarily attributable to the updated economic forecast during the first nine months of 2026, organic loan growth and a shift in the loan mix. Non-performing assets as a percentage of total assets increased from 0.44% at December 31, 2025 to 0.54% at September 30, 2026. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $32.1 million. Net charge-offs on loans during the first nine months of 2026 were $32.9 million, or 0.20% of average loans on an annualized basis, compared with approximately $23.6 million, or 0.15%, in the first nine months of 2025. The Company’s total allowance for credit losses on loans at September 30, 2026 was $362.3 million, or 1.62% of total loans, compared with $348.1 million, or 1.62% of total loans, at December 31, 2025.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2026 was $207.6 million, a decrease of $1.6 million, or 0.8%, from the $209.2 million reported for the nine months ended September 30, 2025. Net gains on securities increased to $7.6 million for the nine months ended September 30, 2026, compared with a gain of $1.6 million in the same period of 2025. This increase was primarily due to the conversion of Visa Class B-2 shares and related gain on sale. Income from mortgage banking activities decreased $16.4 million, or 14.2%, from $115.1 million in the first nine months of 2025 to $98.8 million in the same period of 2026. Total production in the first nine months of 2026 amounted to $3.23 billion, compared with $3.30 billion in the same period of 2025, while gain on sale spread decreased to 2.07% during the nine months ended September 30, 2026, compared with 2.20% in the same period of 2025. The retail mortgage open pipeline was $439.9 million at September 30, 2026, compared with $701.9 million at December 31, 2025 and $787.2 million at September 30, 2025.

Service charges on deposit accounts increased $1.2 million, or 3.1%, to $41.8 million during the first nine months of 2026, compared with $40.6 million in the same period of 2025, primarily due to growth in deposits. Income from equipment finance activity increased $6.3 million, or 28.3%, to $28.4 million during the first nine months of 2026, compared with $22.1 million during the same period of 2025 primarily due to increased non-insurance charges. Other noninterest income increased $1.5 million, or 5.9%, to $27.9 million for the first nine months of 2026, compared with $26.4 million during the same period of 2025. The increase in other noninterest income was primarily attributable to an increase in BOLI income, inclusive of gain on proceeds, of $2.1 million and an increase in commercial card interchange income of $830,000, partially offset by decreases in derivative fee income of $635,000, gain on sale of SBA loans of $646,000 and gain on sale of mortgage servicing rights of $467,000.

Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2026 increased $97.7 million, or 21.2%, to $558.5 million, compared with $460.9 million in the same period of 2025. Salaries and employee benefits increased $6.3 million, or 2.4%, from $266.9 million in the first nine months of 2025 to $273.2 million in the same period of 2026, due primarily to health insurance costs, annual merit increases and share-based compensation, partially offset by a decrease in employee incentives. Occupancy and equipment expenses increased $3.2 million, or 9.4%, to $36.8 million in the first nine months of 2026 from $33.6 million reported in the same period of 2025, primarily driven by increases in depreciation expense and building repairs and maintenance. Data processing and communications expenses increased $3.2 million, or 6.9%, to $49.5 million in the first nine months of 2026, from $46.3 million reported in the same period of 2025, primarily due to increases in volume and continued technology investment. Advertising and marketing expense was $10.0 million for the first nine months of 2026, unchanged when compared with $10.0 million for the same period of 2025. Amortization of intangible assets decreased $2.6 million, or 21.6%, from $12.1 million in the first nine months of 2025 to $9.5 million in the first nine months of 2026. This decrease was primarily related to a reduction in core deposit and customer relationship intangible amortization. Loan servicing expenses decreased $2.2 million, or 9.2%, from $23.9 million in the first nine months of 2025 to $21.7 million in the same period of 2026, primarily attributable to the sale of mortgage servicing rights throughout 2025, partially offset by additional mortgage loans serviced added from mortgage production over the previous year. The Company's litigation accrual increased $83.7 million to $84.9 million in the first nine months of 2026, compared with $1.2 million in the same period of 2025, due primarily to a jury verdict in an employment case in California. Compared with the first nine months of 2025, legal and other professional fees increased $4.6 million, primarily related to defense costs incurred in the employment case litigated in California.

Other noninterest expenses increased $1.1 million, or 2.4%, from $43.7 million in the first nine months of 2025 to $44.7 million in the same period of 2026, due primarily to increases in tax and license expense of $1.2 million and donations of $481,000, partially offset by a natural disaster expense recovery of $683,000 that did not occur in the same period of 2025.

Income Taxes

Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the nine months ended September 30, 2026, the Company reported income tax expense of $79.3 million, compared with $88.9 million in the same period of 2025. The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was 22.2% and 22.6%, respectively. The decrease in the effective tax rate is primarily a result of increased tax benefit related to share-based compensation and a reduction in state tax rates.

Financial Condition as of September 30, 2026

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

The following table is a summary of our investment portfolio at the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
U.S. Treasuries	$435,007	$424,543	$653,888	$660,625
State, county and municipal securities	17,753	16,828	19,493	19,061
Corporate debt securities	2,395	1,931	6,395	5,875
SBA pool securities	10,082	9,296	12,795	12,208
Mortgage-backed securities	2,127,565	2,024,938	1,500,644	1,509,404
Total debt securities available-for-sale	$2,592,802	$2,477,536	$2,193,215	$2,207,173

Securities held-to-maturity
State, county and municipal securities	$33,221	$24,531	$33,414	$29,273
Mortgage-backed securities	168,587	152,682	169,828	160,600
Total debt securities held-to-maturity	$201,808	$177,213	$203,242	$189,873

The amounts of securities available-for-sale and held-to-maturity in each category as of September 30, 2026 are shown in the following table according to contractual maturity classifications: (i) one year or less; (ii) after one year through five years; (iii) after five years through ten years; and (iv) after ten years:

	U.S. Treasuries		State, County and Municipal Securities		Corporate Debt Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$49,758	4.08%	$5,454	4.02%	$—	—%
After one year through five years	326,922	3.52	4,936	4.09	485	4.68
After five years through ten years	47,863	4.36	6,438	3.94	—	—
After ten years	—	—	—	—	1,446	7.44
	$424,543	3.68%	$16,828	4.01%	$1,931	6.86%

	SBA Pool Securities		Mortgage-Backed Securities
(dollars in thousands) Securities available-for-sale (1)	Amount	Yield (2)	Amount	Yield (2)
One year or less	$—	—%	$13,083	2.41%
After one year through five years	609	3.49	253,522	3.50
After five years through ten years	7,829	2.64	141,463	4.40
After ten years	858	4.88	1,616,870	4.77
	$9,296	2.89%	$2,024,938	4.58%

	State, County and Municipal Securities		Mortgage-Backed Securities
(dollars in thousands) Securities held-to-maturity (1)	Amount	Yield (2)(3)	Amount	Yield (2)
One year or less	$—	—%	$—	—%
After one year through five years	—	—	58,740	3.50
After five years through ten years	1,268	4.12	63,345	3.19
After ten years	31,953	3.93	46,502	3.63
	$33,221	3.94%	$168,587	3.42%
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

Loans and Allowance for Credit Losses

At September 30, 2026, gross loans outstanding (including loans and loans held for sale) were $22.75 billion, an increase of $612.8 million from $22.14 billion at December 31, 2025. Loans increased $837.5 million, or 3.9%, from $21.51 billion at December 31, 2025 to $22.35 billion at September 30, 2026. Loans held for sale decreased from $623.2 million at December 31, 2025 to $398.5 million at September 30, 2026 primarily in our mortgage division.

At the end of the third quarter of 2026, the ACL on loans totaled $362.3 million, or 1.62% of loans, compared with $348.1 million, or 1.62% of loans, at December 31, 2025. Our nonaccrual loans increased from $109.1 million at December 31, 2025 to $141.2 million at September 30, 2026. For the first nine months of 2026, our net charge-off ratio as a percentage of average loans increased to 0.20%, compared with 0.15% for the first nine months of 2025. The total provision for credit losses for the first nine months of 2026 was $46.4 million, compared with a provision of $47.3 million recorded for the first nine months of 2025. Our ratio of total nonperforming assets to total assets increased ten basis points from 0.44% at December 31, 2025 to 0.54% at September 30, 2026. The increase in non-performing assets is primarily attributable to an increase in nonaccrual loans of $32.1 million, resulting from one construction and development loan moved to nonaccrual and an increase of $14.5 million in nonaccrual GNMA-guaranteed mortgage loans, which present minimal loss exposure to the Company.

The following table presents an analysis of the allowance for credit losses on loans, provision for credit losses on loans and net charge-offs as of and for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Balance of allowance for credit losses on loans at beginning of period	$348,141	$338,084
Provision charged to operating expense	47,095	30,805
Charge-offs:
Commercial and industrial	27,823	32,368
Consumer	14,724	2,573
Premium finance	6,231	7,018
Real estate – construction and development	294	—
Real estate – commercial and farmland	1,683	692
Real estate – residential	213	590
Total charge-offs	50,968	43,241

Recoveries:
Commercial and industrial	10,249	12,172
Consumer	1,140	783
Premium finance	5,458	6,112
Real estate – construction and development	4	36
Real estate – commercial and farmland	1,052	216
Real estate – residential	137	327
Total recoveries	18,040	19,646
Net charge-offs	32,928	23,595
Balance of allowance for credit losses on loans at end of period	$362,308	$345,294

The following table presents an analysis of the allowance for credit losses on loans and net charge-offs for loans held for investment:

	As of and for the Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025
Allowance for credit losses on loans at end of period	$362,308	$345,294
Net charge-offs for the period	32,928	23,595
Loan balances:
End of period	22,350,983	21,258,374
Average for the period	21,917,682	20,864,180
Net charge-offs as a percentage of average loans (annualized)	0.20%	0.15%
Allowance for credit losses on loans as a percentage of end of period loans	1.62%	1.62%

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$3,485,369	$3,288,505
Consumer	143,897	180,010
Mortgage warehouse	1,300,152	1,150,782
Municipal	404,109	434,234
Premium finance	1,700,913	1,306,267
Real estate – construction and development	1,781,330	1,469,250
Real estate – commercial and farmland	9,090,511	9,311,405
Real estate – residential	4,444,702	4,373,069
	$22,350,983	$21,513,522

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

A summary of the Company's CRE portfolio by loan type and credit quality indicator as of September 30, 2026 and December 31, 2025 is below:

September 30, 2026 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$127,480	$364	$475	$128,319
Multifamily residential	1,939,257	—	—	1,939,257
Owner occupied CRE	1,872,957	8,920	20,401	1,902,278
Non-owner occupied CRE	5,033,839	77,942	8,876	5,120,657
Total real estate - commercial and farmland	$8,973,533	$87,226	$29,752	$9,090,511

December 31, 2025 (dollars in thousands)	Pass	Other Assets Especially Mentioned	Substandard	Total
Farmland	$125,224	$2,113	$2,153	$129,490
Multifamily residential	2,044,617	—	—	2,044,617
Owner occupied CRE	1,800,017	6,546	24,205	1,830,768
Non-owner occupied CRE	5,264,387	23,575	18,568	5,306,530
Total real estate - commercial and farmland	$9,234,245	$32,234	$44,926	$9,311,405

Investor CRE, which includes multifamily residential and non-owner occupied CRE loans, has several dynamics which individually, or in combination, pose potential challenges to the portfolio. These include levels of interest rates above those at origination for loan renewals and changes to occupancy rates as firms reevaluate space needs in light of factors such as the expansion of hybrid and remote work. The primary repayment source for these loans is cash flows from the securing property. The Company in the normal course performs periodic evaluations of its portfolio for continued soundness and appropriate risk ratings. These reviews include evaluation of current financials, stressed cash flows at increased interest rates and evaluation of property values at various occupancy levels and cap rates. The Company's Investor CRE portfolio continues to perform favorably with modest levels of past-due loans, such that past-due loans represented approximately four basis points of Investor CRE loans at September 30, 2026.

The Company's multifamily residential portfolio is diversified geographically with the majority residing within our five-state footprint. Below is a summary of the multifamily residential portfolio by significant metropolitan statistical areas (“MSAs”) or state as of September 30, 2026 and December 31, 2025:

September 30, 2026
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Multifamily residential	$468,454	$116,561	$127,507	$141,124	$203,694	$180,207

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Multifamily residential	$63,035	$148,580	$276,563	$—	$213,532	$1,939,257

December 31, 2025
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Multifamily residential	$344,769	$198,178	$204,877	$210,633	$213,281	$189,215

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Multifamily residential	$63,369	$124,759	$233,967	$52,989	$208,580	$2,044,617

The Company's non-owner occupied portfolio is well diversified. Below is a summary of the non-owner occupied CRE portfolio by property type and significant MSAs or state as of September 30, 2026 and December 31, 2025:

September 30, 2026
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Retail	$551,343	$166,752	$53,436	$243,991	$179,230	$214,977
Office	442,294	23,240	44,637	50,776	123,940	86,443
Warehouse / industrial	193,587	45,508	64,144	42,473	66,685	62,498
Hotel	43,483	35,899	34,947	82,710	35,078	68,582
Mini storage warehouse	40,851	27,489	7,700	26,942	26,243	41,326
Assisted living facilities	36,649	—	4,757	—	—	4,633
Miscellaneous	20,194	8,035	1,684	13,715	10,701	10,036
Total non-owner occupied CRE	$1,328,401	$306,923	$211,305	$460,607	$441,877	$488,495

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Retail	$69,950	$264,886	$240,864	$98,513	$252,625	$2,336,567
Office	55,547	87,542	87,546	4,029	53,812	1,059,806
Warehouse / industrial	61,826	91,330	72,257	548	250,043	950,899
Hotel	—	58,532	18,325	2,071	26,997	406,624
Mini storage warehouse	—	21,819	8,493	397	33,906	235,166
Assisted living facilities	—	403	—	—	288	46,730
Miscellaneous	3,061	4,666	12,138	—	635	84,865
Total non-owner occupied CRE	$190,384	$529,178	$439,623	$105,558	$618,306	$5,120,657

December 31, 2025
(dollars in thousands)	Atlanta	Other Georgia	Tampa	Jacksonville	Orlando	Other Florida
Retail	$483,975	$197,111	$54,797	$241,206	$219,334	$239,543
Office	509,486	24,417	87,939	69,560	133,779	87,559
Warehouse / industrial	316,408	16,880	63,108	48,192	56,425	83,541
Hotel	45,870	22,632	22,328	85,053	42,735	72,979
Mini storage warehouse	44,718	33,832	2,030	27,886	39,343	33,872
Assisted living facilities	37,538	—	4,761	—	18	6,695
Miscellaneous	28,344	10,383	1,698	11,612	15,648	12,470
Total non-owner occupied CRE	$1,466,339	$305,255	$236,661	$483,509	$507,282	$536,659

(dollars in thousands)	Charleston SC	Other South Carolina	North Carolina	Alabama	Other	Total
Retail	$108,550	$210,751	$218,101	$97,518	$183,152	$2,254,038
Office	64,662	115,476	95,186	4,115	65,644	1,257,823
Warehouse / industrial	51,969	87,403	77,754	8,105	187,806	997,591
Hotel	—	62,876	20,893	2,202	25,812	403,380
Mini storage warehouse	—	19,940	12,581	421	36,586	251,209
Assisted living facilities	—	422	—	—	312	49,746
Miscellaneous	3,120	992	7,798	—	678	92,743
Total non-owner occupied CRE	$228,301	$497,860	$432,313	$112,361	$499,990	$5,306,530

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

Nonaccrual loans totaled $141.2 million at September 30, 2026, an increase of $32.1 million, or 29.5%, from $109.1 million at December 31, 2025. Accruing loans delinquent 90 days or more totaled $8.6 million at September 30, 2026, an increase of $113,000, or 1.3%, compared with $8.5 million at December 31, 2025. At September 30, 2026, OREO totaled $4.1 million, an increase of $1.2 million, or 42.2%, compared with $2.9 million at December 31, 2025. Management regularly assesses the valuation of OREO through periodic reappraisal and through inquiries received in the marketing process.  At the end of the third quarter of 2026, total non-performing assets as a percent of total assets was up ten basis points from 0.44% at December 31, 2025 to 0.54% at September 30, 2026.

Non-performing assets at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans(1)	$141,202	$109,058
Accruing loans delinquent 90 days or more	8,605	8,492
Repossessed assets	—	4
Other real estate owned	4,148	2,918
Total non-performing assets	$153,955	$120,472

(1) Included in nonaccrual loans were $38.8 million and $24.3 million of serviced GNMA-guaranteed nonaccrual loans at September 30, 2026 and December 31, 2025, respectively.

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

The CRE guidance is applicable when either:

(1)total loans for construction, land development, and other land, net of owner-occupied loans, represent 100% or more of a bank's Tier I capital plus allowance for credit losses on loans and leases; or
(2)total loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land, net of owner-occupied loans, represent 300% or more of a bank’s Tier I capital plus allowance for credit losses on loans and leases.

Banks that are subject to the CRE guidance criteria are required to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

As of September 30, 2026, the Company exhibited a concentration in the CRE loan category based on Federal Reserve Call codes. Some key risks associated with CRE lending are the following:

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

The following table outlines CRE loan categories and CRE loans as a percentage of total loans as of September 30, 2026 and December 31, 2025. The loan categories and concentrations below are based on Federal Reserve Call codes:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Construction and development loans	$1,781,330	8%	$1,469,250	7%
Multifamily loans	1,939,257	9%	2,044,617	9%
Nonfarm nonresidential loans (excluding owner-occupied)	5,120,657	23%	5,306,530	25%
Total CRE Loans (excluding owner-occupied)	8,841,244	40%	8,820,397	41%
All other loan types	13,509,739	60%	12,693,125	59%
Total Loans	$22,350,983	100%	$21,513,522	100%

The following table outlines the percentage of construction and development loans and total CRE loans, net of owner-occupied loans, to the Bank’s Tier 1 capital plus allowance for credit losses on loans and leases, and the Company’s internal concentration limits as of September 30, 2026 and December 31, 2025:

	Internal Limit	Actual
		September 30, 2026	December 31, 2025
Construction and development loans	100%	50%	43%
Total CRE loans (excluding owner-occupied)	300%	251%	262%

Derivative Instruments and Hedging Activities

The Company has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of IRLC instruments amounted to an asset of $163,000 and $3.4 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, forward contracts were recorded as an asset of $15.1 million and a liability of $2.8 million, respectively. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $20.8 million and $7.4 million at September 30, 2026 and December 31, 2025, respectively, and a liability of $20.6 million and $7.6 million at September 30, 2026 and December 31, 2025, respectively.

Deposits

Total deposits at the Company increased $531.0 million, or 2.4%, to $22.91 billion at September 30, 2026, compared with $22.38 billion at December 31, 2025. Noninterest-bearing deposits increased $269.0 million, or 4.2%, and interest-bearing deposits increased $262.0 million, or 1.6%, during the first nine months of 2026. At September 30, 2026, the Company had approximately $1.65 billion in short-term brokered CDs, compared with $1.20 billion at December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company had estimated uninsured deposits of $10.61 billion and $10.67 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Approximately $3.37 billion, or 31.7%, of the uninsured deposits at September 30, 2026 were for municipalities which are collateralized with investment securities or letters of credit.

Capital

Common Stock Repurchase Program

On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since that original authorization, with the October 2025 extension also including the increase in the size of the program to $200.0 million. The Board's most recent extension, which was announced on October 22, 2026, provides for share repurchases up to $200.0 million from October 16, 2026 through October 31, 2027. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2026, an aggregate of $134.6 million, or 1,740,798 shares of the Company's common stock, had been repurchased under the program's October 2025 renewal.

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

As of September 30, 2026, under the regulatory capital standards, the Bank was considered “well capitalized” under all capital measurements. The following table sets forth the regulatory capital ratios for the Company and the Bank at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Tier 1 Leverage Ratio (tier 1 capital to average assets)
Consolidated	11.50%	11.44%
Ameris Bank	11.58%	11.67%
CET1 Ratio (common equity tier 1 capital to risk weighted assets)
Consolidated	13.18%	13.17%
Ameris Bank	13.26%	13.43%
Tier 1 Capital Ratio (tier 1 capital to risk weighted assets)
Consolidated	13.18%	13.17%
Ameris Bank	13.26%	13.43%
Total Capital Ratio (total capital to risk weighted assets)
Consolidated	15.00%	15.01%
Ameris Bank	14.52%	14.69%

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

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and the ability of Ameris to manage those requirements. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term assets at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short notice, if needed. The Company has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 30% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2026 and December 31, 2025, the net carrying value of the Company’s other borrowings was $928.0 million and $558.0 million, respectively. At September 30, 2026, the Company had availability with the FHLB and FRB Discount Window of $2.59 billion and $2.58 billion, respectively.

The following liquidity ratios compare certain assets and liabilities to total deposits or total assets:

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Investment securities available-for-sale to total deposits	10.82%	10.89%	10.40%	9.86%	9.59%
Loans (net of unearned income) to total deposits	97.57%	98.19%	96.43%	96.15%	95.64%
Interest-earning assets to total assets	92.67%	92.71%	92.76%	92.56%	92.60%
Interest-bearing deposits to total deposits	70.77%	69.97%	70.19%	71.28%	69.60%

The liquidity resources of the Company are monitored continually by the ALCO Committee and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2026 were considered satisfactory. The Company is aware of no events or trends likely to result in a material change in liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.

The Company also has forward contracts and IRLCs to economically hedge changes in the value of the mortgage inventory due to changes in market interest rates. The fair value of these instruments amounted to an asset of $15.3 million and $3.4 million at September 30, 2026 and December 31, 2025, respectively, and a liability of $2.8 million at December 31, 2025. The Company also enters into interest rate derivative agreements to facilitate the risk management strategies of certain clients. The Company mitigates this risk by entering into equal and offsetting interest rate derivative agreements with highly rated third-party financial institutions. The fair value of these instruments amounted to an asset of $20.8 million and $7.4 million at September 30, 2026 and December 31, 2025, respectively, and a liability of $20.6 million and $7.6 million at September 30, 2026 and December 31, 2025, respectively.

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

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12- and 24-month periods commencing October 1, 2026. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Earnings Simulation Model Results
Change in	% Change in Projected Baseline
Interest Rates	Net Interest Income
(in bps)	12 Months	24 Months
400	3.7%	13.3%
300	3.0%	10.4%
200	2.2%	7.2%
100	1.2%	3.7%
(100)	(1.0)%	(4.0)%
(200)	(1.5)%	(8.1)%
(300)	(1.0)%	(12.0)%

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

During the quarter ended September 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
July 1, 2026 July 31, 2026	—	$—	—	$65,377,839
August 1, 2026 through August 31, 2026	441	$86.20	—	$65,377,839
September 1, 2026 through September 30, 2026	—	$—	—	$65,377,839
Total	441	$86.20	—	$65,377,839
(1)Of the shares purchased in August 2026, 441 were surrendered to the Company in payment of the income tax withholding obligations relating to the vesting of shares of restricted stock and performance stock units.
(2)On September 19, 2019, the Company announced that its Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock through October 31, 2020. The Board has subsequently extended the share repurchase program each year since the original authorization, with the October 2025 extension also including the increase in the size of the program to $200.0 million. The Board's most recent extension, which was announced on October 22, 2026, provides for share repurchases totaling up to $200.0 million from October 16, 2026 through October 31, 2027. Repurchases of shares must be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including share acquisition price, regulatory limitations and other market and economic factors. The program does not require the Company to repurchase any specific number of shares. As of September 30, 2026, an aggregate of $134.6 million, or 1,740,798 shares of the Company's common stock, had been repurchased under the program's October 2025 renewal.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Ameris Bancorp (incorporated by reference to Exhibit 3.1 to Ameris Bancorp’s Annual Report on Form 10-K filed with the SEC on February 28, 2023).

3.2	Bylaws of Ameris Bancorp, as amended and restated through June 18, 2026 (incorporated by reference to Exhibit 3.2 to Ameris Bancorp’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Company’s Chief Financial Officer.

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2026	AMERIS BANCORP

/s/ Nicole S. Stokes
Nicole S. Stokes
Chief Financial Officer (duly authorized signatory and principal accounting and financial officer)